Form 10-Q
period 2014-09-30
Veritex Holdings, Inc.
filed 2014-11-07
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36682

VERITEX HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Texas	27-0973566
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

8214 Westchester Drive, Suite 400
Dallas, Texas	75225
(Address of principal executive offices)	(Zip code)

(972) 349-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2014, there were 9,463,832 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2014 and December 31, 2013

(Dollars in thousands, except par value information)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$9,441	$8,484
Interest bearing deposits in other banks	58,292	68,162
Total cash and cash equivalents	67,733	76,646
Investment securities	47,497	45,604
Loans held for sale	3,488	2,051
Loans, net	575,398	490,158
Accrued interest receivable	1,351	1,351
Bank-owned life insurance	10,731	10,475
Bank premises, furniture and equipment, net	11,235	9,952
Non-marketable equity securities	3,115	2,714
Investment in subsidiary	93	93
Other real estate owned	1,434	1,797
Intangible assets	1,337	1,567
Goodwill	19,148	19,148
Other assets	2,784	3,415
Total assets	$745,344	$664,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$242,688	$218,990
Interest-bearing	401,855	354,948
Total deposits	644,543	573,938
Accounts payable and accrued expenses	1,327	1,214
Accrued interest payable and other liabilities	798	508
Advances from Federal Home Loan Bank	15,000	15,000
Other borrowings	8,073	8,072
Total liabilities	669,741	598,732
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 and 500,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value	8,000	8,000
Common stock, $0.01 par value; 75,000,000 and 10,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 6,358,832 and 5,804,703 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively, (excluding 10,000 shares held in treasury)	64	58
Additional paid-in capital	61,513	55,303
Retained earnings	6,378	2,922
Accumulated other comprehensive income	119	26
Unallocated Employee Stock Ownership Plan shares; 36,935 shares at September 30, 2014	(401)	—
Less: Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	75,603	66,239
Total liabilities and stockholders’ equity	$745,344	$664,971

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$7,183	$5,765	$19,901	$16,682
Interest on investment securities	207	150	629	430
Interest on deposits in other banks	43	36	120	96
Interest on other	1	0	2	1
Total interest income	7,434	5,951	20,652	17,209
Interest expense:
Interest on deposit accounts	609	556	1,770	1,616
Interest on borrowings	123	47	374	203
Total interest expense	732	603	2,144	1,819
Net interest income	6,702	5,348	18,508	15,390
Provision for loan losses	420	375	1,097	1,383
Net interest income after provision for loan losses	6,282	4,973	17,411	14,007
Noninterest income:
Service charges on deposit accounts	213	169	609	537
Gain on sales of investment securities	—	—	34	—
Gain on sales of loans held for sale	241	106	486	530
(Loss) gain on sales of other real estate owned, net	(33)	24	4	41
Bank-owned life insurance	105	109	317	275
Other	104	112	391	443
Total noninterest income	630	520	1,841	1,826
Noninterest expense:
Salaries and employee benefits	2,755	2,230	7,593	6,676
Occupancy of bank premises	497	435	1,418	1,264
Depreciation and amortization	338	327	1,005	934
Data processing	213	183	639	541
FDIC assessment fees	99	100	315	286
Legal fees	50	8	109	56
Other professional fees	222	119	765	393
Advertising and promotions	41	33	134	112
Utilities and telephone	72	79	212	222
Other real estate owned expenses and writedowns	53	116	187	359
Other	490	419	1,446	1,312
Total noninterest expense	4,830	4,049	13,823	12,155
Net income from operations	2,082	1,444	5,429	3,678
Income tax expense	723	492	1,913	1,266
Net income	$1,359	$952	$3,516	$2,412
Preferred stock dividends	20	—	60	40
Net income available to common stockholders	$1,339	$952	$3,456	$2,372
Basic earnings per share	$0.21	$0.16	$0.55	$0.41
Diluted earnings per share	$0.21	$0.16	$0.54	$0.41

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,359	$952	$3,516	$2,412
Other comprehensive (loss) income:
Unrealized (losses) gain on securities available for sale arising during the period, net	(112)	(97)	175	(596)
Reclassification adjustment for net gains included in net income	—	—	34	—
Other comprehensive (losses) gain before tax	(112)	(97)	141	(596)
Income tax (benefit) expense	(38)	(33)	48	(203)
Other comprehensive (losses) gain, net of tax	(74)	(64)	93	(393)
Comprehensive income	$1,285	$888	$3,609	$2,019

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

				Additional		Accumulated Other	Unallocated Employee Stock
	Preferred	Common stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2012	$8,000	5,694,340	$57	$53,750	$(426)	$479	$—	$—	$61,860
Sale of common stock	—	114,363	1	1,149	—	—	—	—	1,150
Purchase of Treasury Stock at Cost	—	—	—	—	—	—	—	(70)	(70)
Preferred stock dividend Series C	—	—	—	—	(40)	—	—	—	(40)
Stock based compensation	—	—	—	241	—	—	—	—	241
Net income	—	—	—	—	2,412	—	—	—	2,412
Other comprehensive income (loss)	—	—	—	—	—	(393)	—	—	(393)
Balance at September 30, 2013	$8,000	5,808,703	$58	$55,140	$1,946	$86	$—	$(70)	$65,160

				Additional		Accumulated Other	Unallocated Employee Stock
	Preferred	Common stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2013	$8,000	5,804,703	$58	$55,303	$2,922	$26	$—	$(70)	$66,239
Sale of common stock	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
ESOP shares allocated	—	—	—	19	—	—	99	—	118
Stock based compensation	—	—	—	259	—	—	—	—	259
Net income	—	—	—	—	3,516	—	—	—	3,516
Other comprehensive income	—	—	—	—	—	93	—	—	93
Balance at September 30, 2014	$8,000	6,358,832	$64	$61,513	$6,378	$119	$(401)	$(70)	$75,603

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities:
Net income	$3,516	$2,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	934
Provision for loan losses	1,097	1,383
Accretion of loan purchase discount	(469)	(337)
Stock based compensation expense	259	241
Amortization of other intangible assets	9	10
Net amortization of premiums on investment securities	319	290
Change in cash surrender value of bank-owned life insurance	(256)	(232)
Gain on sales of investment securities	(34)	—
Gain on sales of loans held for sale	(486)	(530)
Amortization of subordinated note discount	1	—
Net gain on sales of other real estate owned	(4)	(41)
Writedowns of other real estate owned	—	266
Net originations of loans held for sale	(30,540)	(27,466)
Proceeds from sales of loans held for sale	29,589	28,149
Decrease in accrued interest receivable and other assets	632	283
Increase in accrued expenses, accounts payable, accrued interest payable and other liabilities	355	333
Net cash provided by operating activities	4,993	5,695
Cash flows from investing activities:
Purchases of securities available for sale	(10,983)	(18,120)
Sales of securities available for sale	981	—
Proceeds from maturities, calls and pay downs of securities available for sale	7,965	7,616
Proceeds from sale of fixed assets	—	9
Purchases of non-marketable equity securities, net	(401)	(124)
Net loans originated	(86,978)	(53,666)
Purchases of bank-owned life insurance	—	(5,000)
Net additions to bank premises and equipment	(2,068)	(434)
Proceeds from sales of other real estate owned	1,477	1,221
Net cash used in investing activities	(90,007)	(68,498)
Cash flows from financing activities:
Net change in deposits	70,605	67,226
Net increase in advances from Federal Home Loan Bank	—	5,000
Dividends paid on preferred stock	(60)	(40)
Purchase of Treasury Stock	—	(70)
Proceeds from payments on ESOP Loan	118	—
Proceeds from issuance of common stock, net	5,438	1,150
Net cash provided by financing activities	76,101	73,266
Net (decrease) increase in cash and cash equivalents	(8,913)	10,463
Cash and cash equivalents at beginning of year	76,646	53,160
Cash and cash equivalents at end of period	$67,733	$63,623
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,120	$1,820
Cash paid for income taxes	$1,955	$1,575
Supplemental disclosures of non-cash flow information:
Sale and finance of stock to ESOP	$500	—
Net foreclosure of other real estate owned	$1,110	$1,092

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Nature of Operations

Veritex Holdings, Inc. (Veritex) through its wholly-owned subsidiary, Veritex Community Bank, a Texas state banking organization (Bank) (collectively known as the Company), with corporate offices in Dallas, Texas, currently operates eight branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which undergoes periodic examinations by those regulatory authorities.

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and its wholly-owned subsidiary, the Bank. All material intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2014, consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, consolidated stockholders’ equity for the nine months ended September 30, 2014 and 2013 and consolidated cash flows for the nine months ended September 30, 2014 and 2013.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included within the Company’s registration statement, on Form S-1 as filed with the Securities and Exchange Commission and declared effective October 8, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Earnings Per Share

Earnings per share (EPS) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings (numerator)
Net income for common stockholders	$1,359	$952	$3,516	$2,412
Less: preferred stock dividends	20	—	60	40
Net income allocated to common stockholders	$1,339	$952	$3,456	$2,372
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	6,322	5,803	6,262	5,782
Dilutive effect of employee stock based awards and warrants	141	60	133	62
Adjusted weighted average shares outstanding	6,463	5,863	6,395	5,844
Earnings per share:
Basic	$0.21	$0.16	$0.55	$0.41
Diluted	$0.21	$0.16	$0.54	$0.41

For the nine months ended September 30, 2014 and 2013, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 462,000 and 423,000 shares of the Company’s common stock, respectively, because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met.

For the three months ended September 30, 2014 and 2013, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 468,000 and 418,000 shares of the Company’s common stock, respectively, because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met.

2. Common Stock and Preferred Stock

During January 2014, the Company engaged in a private offering of up to 500,000 shares of its common stock, par value $0.01 per share, at a price of $10.85 per share. As of March 31, 2014, the offering was completed and closed. The Company issued 490,773 shares in the offering generating total proceeds of approximately $5,325 and had offering costs of approximately $60. In addition, the Company issued 17,274 shares of common stock to an existing principal shareholder at $10 per share generating total proceeds of approximately $173. The Company intends to use the proceeds from the stock issuances to support the growth of the Company.

We amended and restated our certificate of formation in September of 2014 authorizing us to issue up to 75,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share, of which 8,000 shares are designated Series C preferred stock.

3. Investment Securities

The carrying amount of securities and their approximate fair values at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$1,929	$—	$72	$1,857
Corporate bonds	500	1	—	501
Municipal securities	957	33	—	990
Mortgage-backed securities	30,246	225	103	30,368
Collateralized mortgage obligations	12,493	127	55	12,565
Asset-backed securities	1,191	25	—	1,216
	$47,316	$411	$230	$47,497

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$2,019	$—	$95	$1,924
Corporate bonds	1,445	35	—	1,480
Municipal securities	934	24	—	958
Mortgage-backed securities	24,898	220	187	24,931
Collateralized mortgage obligations	14,898	158	141	14,915
Asset-backed securities	1,370	26	—	1,396
	$45,564	$463	$423	$45,604

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$1,857	$72	$1,857	$72
Mortgage-backed securities	10,472	34	7,480	69	17,952	103
Collateralized mortgage obligations	5,439	47	878	8	6,317	55
	$15,911	$81	$10,215	$149	$26,126	$230

	December 31, 2013
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$1,924	$95	$—	$—	$1,924	$95
Mortgage-backed securities	10,612	187	—	—	10,612	187
Collateralized mortgage obligations	10,222	140	46	1	10,268	141
	$22,758	$422	$46	$1	$22,804	$423

The number of investment positions in an unrealized loss position totaled 23 at September 30, 2014. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2014. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The amortized costs and estimated fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage–backed securities, collateralized mortgage obligations, and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	September 30, 2014
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$500	$501
Due from one year to five years	1,457	1,477
Due from five years to ten years	1,429	1,370
Due after ten years	—	—
	3,386	3,348
Mortgage-backed securities	30,246	30,368
Collateralized mortgage obligations	12,493	12,565
Asset-backed securities	1,191	1,216
	$47,316	$47,497

	December 31, 2013
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	2,379	2,438
Due from five years to ten years	2,019	1,924
Due after ten years	—	—
	4,398	4,362
Mortgage-backed securities	24,898	24,931
Collateralized mortgage obligations	14,898	14,915
Asset-backed securities	1,370	1,396
	$45,564	$45,604

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
Proceeds from sales	$981	—
Gross realized gains	34	—
Gross realized losses	—	—

There was a blanket floating lien on certain securities to secure Federal Home Loan Bank advances as of September 30, 2014 and December 31, 2013.

4. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	September 30, 2014	December 31, 2013
Real estate:
Construction and land	$66,626	$47,643
Farmland	11,643	11,656
1 - 4 family residential	99,261	86,908
Multi-family residential	16,272	11,862
Nonfarm nonresidential	188,209	171,451
Commercial	195,073	160,823
Consumer	4,254	4,927
	581,338	495,270
Deferred loan fees	(60)	(94)
Allowance for loan losses	(5,880)	(5,018)
	$575,398	$490,158

Included in the net loan portfolio as of September 30, 2014 and December 31, 2013 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $198 and $667, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans as of September 30, 2014 and December 31, 2013.

Non-Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans, excluding purchased credit impaired loans, aggregated by class of loans as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Real estate:
Construction and land	$76	$76
Farmland	—	—
1 - 4 family residential	—	1,041
Multi-family residential	—	—
Nonfarm nonresidential	369	—
Commercial	—	—
Consumer	—	—
	$445	$1,117

For the nine months ended September 30, 2014 and 2013, gross interest income that would have been recorded had the Company’s non-accrual loans been current in accordance with their original terms was minimal.

An age analysis of past due loans, excluding purchased credit impaired loans, aggregated by class of loans, as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$76	$76	$66,550	$66,626	$—
Farmland	—	—	—	—	11,643	11,643	—
1 - 4 family residential	299	—	—	299	98,962	99,261	—
Multi-family residential	—	—	—	—	16,272	16,272	—
Nonfarm nonresidential	—	—	—	—	188,209	188,209	—
Commercial	598	36	3	637	194,436	195,073	3
Consumer	34	—	—	34	4,220	4,254	—
	$931	$36	$79	$1,046	$580,292	$581,338	$3

	December 31, 2013
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$19	$—	$76	$95	$47,548	$47,643	$—
Farmland	—	—	—	—	11,656	11,656	—
1 - 4 family residential	168	—	1,041	1,209	85,699	86,908	—
Multi-family residential	—	—	—	—	11,862	11,862	—
Nonfarm nonresidential	—	—	—	—	171,451	171,451	—
Commercial	94	—	—	94	160,729	160,823	—
Consumer	34	9	9	52	4,875	4,927	9
	$315	$9	$1,126	$1,450	$493,820	$495,270	$9

Impaired Loans

Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (TDRs) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans, including purchased credit impaired loans, at September 30, 2014 and December 31, 2013 are summarized in the following tables.

	September 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment During Year
Real estate:
Construction and land	$895	$76	$541	$617	$34	$629
Farmland	—	—	—	—	—	—
1 - 4 family residential	169	169	—	169	—	218
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,084	1,084	—	1,084	—	944
Commercial	525	253	272	525	178	346
Consumer	42	5	37	42	13	44
Total	$2,715	$1,587	$850	$2,437	$225	$2,181

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment During Year
Real estate:
Construction and land	$971	$645	$—	$645	$—	$871
Farmland	—	—	—	—	—	—
1 - 4 family residential	1,212	1,212	—	1,212	—	1,306
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,900	1,900	—	1,900	—	1,462
Commercial	366	366	—	366	—	366
Consumer	32	32	—	32	—	28
Total	$4,481	$4,155	$—	$4,155	$—	$4,033

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

For the nine months ended September 30, 2014, total interest income and cash-based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings (TDRs) are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification.

All TDRs are measured individually for impairment.  The recorded investment in TDRs was approximately $1,694 and $4,078 as of September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014, the terms of certain loans that were not significant were modified as troubled debt restructurings.

During the nine months ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings and were as follows:

			During the nine months ended September 30, 2013
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	1	1,032	—	1,032	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	1,180	—	1,180	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$2,212	$—	$2,212	$—	$—

Of the two loans restructured during the nine months ended September 30, 2013 both were performing as agreed to the modified terms.  No specific allowance for loan losses was recorded for loans that were modified as of September 30, 2013.

There was one loan modified as a troubled debt restructure within the twelve months ended September 30, 2013 for which there was a payment default during the previous nine month ended September 30, 2013. The loan was secured by real estate and the collateral property was foreclosed upon subsequent to the default. No amounts were recorded against the allowance for loan losses related to the foreclosure. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the nine months ended September 30, 2014 and 2013 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of September 30, 2014 or December 31, 2013.

Credit Quality Indicators

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on criticized credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. All classified credits are evaluated for impairments. If impairment is determined to exist, a specific reserve is established. The Company’s methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short-term.

Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non-accrual.

As of September 30, 2014 and December 31, 2013, the following summarizes the Company’s internal ratings of its loans, including purchased credit impaired loans:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$66,009	$—	$617	$—	$66,626
Farmland	11,643	—	—	—	11,643
1 - 4 family residential	99,221	—	40	—	99,261
Multi-family residential	16,272	—	—	—	16,272
Nonfarm nonresidential	187,840	—	369	—	188,209
Commercial	192,660	689	1,724	—	195,073
Consumer	4,051	—	203	—	4,254
Total	$577,696	$689	$2,953	$—	$581,338

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$46,998	$—	$645	$—	$47,643
Farmland	11,656	—	—	—	11,656
1 - 4 family residential	85,649	—	1,259	—	86,908
Multi-family residential	11,862	—	—	—	11,862
Nonfarm nonresidential	171,371	—	80	—	171,451
Commercial	158,919	731	1,173	—	160,823
Consumer	4,878	7	42	—	4,927
Total	$491,333	$738	$3,199	$—	$495,270

An analysis of the allowance for loan losses for the nine months ended September 30, 2014 and 2013 and the twelve months ended December 31, 2013 is as follows:

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013	Nine Months Ended September 30, 2013
Balance at beginning of year	$5,018	$3,238	$3,238
Provision charged to earnings	1,097	1,883	1,383
Charge-offs	(266)	(240)	(218)
Recoveries	31	137	120
Net charge-offs	(235)	(103)	(98)
Balance at end of period	$5,880	$5,018	$4,523

The following tables summarize the activity in the allowance for loan losses by class of loans for the nine months ended September 30, 2014 and 2013 and the twelve months ended December 31, 2013 is as follows:

	September 30, 2014
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision charged to earnings	146	247	82	632	(10)	1,097
Charge-offs	(28)	(30)	—	(205)	(3)	(266)
Recoveries	—	—	2	27	2	31
Net charge-offs	(28)	(30)	2	(178)	(1)	(235)
Balance at end of period	$778	$1,187	$1,810	$2,039	$66	$5,880
Period-end amount allocated to:
Specific Reserves:
Impaired loans	$—	$—	$—	$178	$13	$191
Purchased credit impaired loans	34	—	—	—	—	34
Total specific reserves	34	—	—	178	13	225
General reserves	744	1,187	1,810	1,861	53	5,655
Total	$778	$1,187	$1,810	$2,039	$66	$5,880

	December 31, 2013
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of year	$455	$755	$1,028	$947	$53	$3,238
Provision charged to earnings	205	240	698	716	24	1,883
Charge-offs	—	(85)	—	(110)	(45)	(240)
Recoveries	—	60	—	32	45	137
Net charge-offs	—	(25)	—	(78)	—	(103)
Balance at end of year	$660	$970	$1,726	$1,585	$77	$5,018
Period-end amount allocated to:
Specific Reserves:
Impaired loans	$—	$—	$—	$—	$—	$—
Purchased credit impaired loans	—	—	—	—	—	—
Total specific reserves	—	—	—	—	—	—
General reserves	660	970	1,726	1,585	77	5,018
Total	$660	$970	$1,726	$1,585	$77	$5,018

	September 30, 2013
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of year	$455	$755	$1,028	$947	$53	$3,238
Provision charged to earnings	39	250	555	501	38	1,383
Charge-offs	—	(85)	—	(90)	(43)	(218)
Recoveries	—	60	—	29	31	120
Net charge-offs	—	(25)	—	(61)	(12)	(98)
Balance at end of period	$494	$980	$1,583	$1,387	$79	$4,523
Period-end amount allocated to:
Specific Reserves:
Impaired loans	$—	$—	$—	$—	$—	$—
Purchased credit impaired loans	—	—	—	—	—	—
Total specific reserves	—	—	—	—	—	—
General reserves	494	980	1,583	1,387	79	4,523
Total	$494	$980	$1,583	$1,387	$79	$4,523

The Company’s recorded investment in loans as of September 30, 2014 and December 31, 2013 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2014
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$617	$169	$1,084	$525	$42	$2,437
Loans collectively evaluated for impairment	77,652	115,364	187,125	194,548	4,212	578,901
Total	$78,269	$115,533	$188,209	$195,073	$4,254	$581,338

	December 31, 2013
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$645	$1,212	$1,900	$366	$32	$4,155
Loans collectively evaluated for impairment	58,654	97,558	169,551	160,457	4,895	491,115
Total	$59,299	$98,770	$171,451	$160,823	$4,927	$495,270

The Company acquired certain loans which experienced credit deterioration since origination (Purchased credit impaired loans). Accretion on purchased credit impaired loans is based on estimated future cash flows, regardless of contractual maturity. The related carrying amount of those loans as of September 30, 2014 and December 31, 2013 are $541,000 and $569,000 respectively.

5. Income Taxes

Income tax expense and the effective tax rates for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	Nine months ended September 30,
	2014	2013
Income tax expense:	$1,913	$1,266
Effective tax rate	35.2%	34.4%

The differences between the statutory rate of 34.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to stock option expense, bank-owned life insurance income, and other non-deductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss	$—	$96
Organizational costs	175	183
Allowance for loan losses	1,812	1,619
Deferred loan fees	24	32
Non-accrual interest	59	62
Capital loss carryforward	85	85
OREO write down for book purposes	55	55
Deferred rent expenses	62	70
Restricted stock	103	84
Accrued bonuses	162	243
Other	135	134
Total deferred tax assets	2,672	2,663
Deferred tax liabilities:
Net unrealized gain on securities available for sale	62	14
Core deposit intangibles	462	512
FHLB stock dividends	26	26
Bank premises and equipment	993	1,118
Total deferred tax liabilities	1,543	1,670
Net deferred tax asset	$1,129	$993

Included in the accompanying consolidated balance sheets as of September 30, 2014 is a current tax receivable of approximately $183 in other assets and a net deferred tax asset of approximately $1,129 in other assets. Included in the accompanying consolidated balance sheets in other assets as of December 31, 2013 is a current tax receivable of approximately $292 and a net deferred tax asset of approximately $993.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $1,105 and $999 for the nine months ended September 30, 2014 and 2013, respectively.

7. Fair Value Disclosures

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage-backed securities.

Level 3 Inputs.  Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Assets and liabilities measured at fair value on a recurring basis include the following:

Investment Securities Available for Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
At September 30, 2014:
Investment securities available for sale	$—	$47,497	$—	$47,497
At December 31, 2013:
Investment securities available for sale	$—	$45,604	$—	$45,604

There were no liabilities measured at fair value on a recurring basis as of September 30, 2014 or December 31, 2013.

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2014 and 2013.

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include impaired loans and other real estate owned. The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based upon recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. Adjustments to appraisals may be made to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide-statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using				Period
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value	Ended Total Losses
At September 30, 2014:
Assets:
Impaired loans	$—	$—	$2,212	$2,212	$225
Other real estate owned	$—	$—	$1,335	$1,335	$—
At December 31, 2013:
Assets:
Impaired loans	$—	$—	$4,155	$4,155	$—
Other real estate owned	$—	$—	$1,797	$1,797	$162

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

For Level 3 financial and nonfinancial assets measured at fair value as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2014

Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$2,212	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$1,335	Collateral Method	Adjustments for selling costs	15%

December 31, 2013

Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$4,155	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$1,797	Collateral Method	Adjustments for selling costs	8%

Fair Value of Financial Instruments

The Company is required under current authoritative guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

The methods and assumptions used by the Company in estimating fair values of financial instruments as disclosed herein in accordance with ASC Topic 825, Financial Instruments, other than for those measured at fair value on a recurring and nonrecurring basis discussed above, are as follows:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents approximate their fair value.

Loans and loans held for sale:  For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank-owned life insurance:  The carrying amounts of bank-owned life insurance approximate their fair values.

Non-marketable equity securities:  The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.

Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank:  The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.

Other borrowings:  The fair values are based upon prevailing rates on similar debt in the market place.

Accrued interest:  The carrying amounts of accrued interest approximate their fair values due to short term maturity.

Off-balance sheet instruments:  Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s consolidated financial statements.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$67,733	$67,733	$76,646	$76,646
Securities available for sale	47,497	47,497	45,604	45,604
Loans held for sale	3,488	3,488	2,051	2,051
Accrued interest receivable	1,351	1,351	1,351	1,351
Bank-owned life insurance	10,731	10,731	10,475	10,475
Non-marketable equity securities	3,115	3,115	2,714	2,714
Level 3 inputs:
Loans, net	575,398	574,469	490,158	490,344
Financial liabilities:
Level 2 inputs:
Deposits	$644,543	$639,847	$573,938	$568,451
Advances from FHLB	15,000	15,028	15,000	15,055
Accrued interest payable	161	161	134	134
Other borrowings	8,073	8,073	8,072	8,072

8. Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

The following table sets forth the approximate amounts of these financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commitments to extend credit	$111,689	$92,827
Standby letters of credit	867	210
	$112,556	$93,037

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no material losses from such activities.

9. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made during the nine months ending September 30, 2014 and 2013.

ESOP

Effective January 1, 2012, the Company adopted an Employee Stock Ownership Plan (ESOP) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company’s common stock purchased by the Veritex Community Bank Employee Stock Ownership Plan (ESOP) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant’s 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company’s discretionary contribution which is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares as of the end of the year and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

The Company accrued approximately $120 as of December 31, 2013 to contribute to the ESOP. During the year ended December 31, 2013, the ESOP purchased 7,811 shares of the Company’s common stock and allocated the shares to the plan participants.

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During the nine months ended September 30, 2014 the ESOP loan was repaid approximately $118 from contributions to ESOP from the Company. As a result of the repayment, 9,147 shares were released from collateral and allocated to employee participant accounts. Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for the nine months ended September 30, 2014 and 2013 was approximately $135 and $90, respectively.

The following is a summary of ESOP shares as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Allocated shares	16,958	7,811
Unearned shares	36,935	—
Total ESOP shares	53,893	7,811
Fair value of unearned shares	$476	$—

10. Stock and Incentive Plans

2010 Stock Option and Equity Incentive Plan

In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the Incentive Plan), which the Company’s shareholders’ approved in 2011, The maximum number of shares of common stock that may be issued pursuant to grants or options under the Incentive Plan is 1,000,000. The Incentive Plan is administered by the Board of Directors and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the Incentive Plan.

The Board authorized that the Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance-based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non-performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance-based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

During the nine months ended September 30, 2014, the Company awarded 28,500 restricted shares, 30,000 nonperformance-based stock options and 50,000 performance-based stock options. During the nine months ended September 30, 2013, the Company awarded 1,000 restricted shares, 5,000 nonperformance-based stock options and 5,000 performance-based stock options.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the nine months ended September 30, 2014 and 2013, approximately $259 and $241, respectively, was recognized in the accompanying consolidated statements of income. As of September 30, 2014, there was approximately $1,733 of unrecognized compensation expense related to non-vested share-based compensation awards that is expected to be recognized over the remaining requisite service periods of the options granted.

2014 Omnibus Incentive Plan

In September of 2014, the Company adopted an omnibus incentive plan or the 2014 Omnibus Plan (Omnibus Plan). The purpose of the Omnibus Plan is to align the long-term financial interests of our employees, directors, consultants and other service providers with those of our shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to our long-term performance and growth. To accomplish these goals, the Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash-based awards. The maximum number of shares of our common stock that may be issued pursuant to grants or options under the Omnibus Plan is 1,000,000. As of September 30, 2014, no options, shares, or rights of any type had been issued under the Omnibus Plan.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the awards granted during the nine months ended September 30, 2014:

September 30, 2014
Dividend yield	0.00%
Expected life	10 years
Expected volatility	5.60%
Risk-free interest rate	2.54% to 2.71%

The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of option activity under the Incentive Plan as of September 30, 2014 and 2013, and changes during the nine month periods then ended is presented below:

	2014
	Nonperformance-based stock options			Performance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of period	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years
Granted during the period	30,000	11.86		50,000	11.19
Forfeited during the period	5,000	10.85		5,000	10.85
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.69 years	467,500	$10.14	6.82 years
Options exercisable at end of period	186,700	$10.04	6.60 years	—	$—	—
Weighted average fair value of options granted during the period		$1.95			$2.02

	2013
	Nonperformance-based stock options			Performance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of period	332,500	$10.00	8.18 years	432,500	$10.00	8.0 years
Granted during the period	5,000	10.85		5,000	10.85
Forfeited during the period	15,000	—		20,000	10.00
Exercised during the period	—	—		—	—
Outstanding at the end of period	322,500	$10.01	7.57 years	417,500	$10.01	7.52 years
Options exercisable at end of period	114,200	$10.00	7.42 years	—	$—	—
Weighted average fair value of options granted during the period		$2.41			$2.41

As of September 30, 2014 and 2013, the aggregate intrinsic value was $973 and $271, respectively, for outstanding nonperformance-based stock options and $533 and $97, respectively, for exercisable nonperformance-based stock options.

As of September 30, 2014 and 2013, the aggregate intrinsic value was $1.3 million and $351, respectively, for outstanding performance-based stock options. No performance-based stock options were exercisable as of September 30, 2014 and 2013.

As of September 30, 2014 there was $1,406 of total unrecognized compensation expense related to nonvested option shares, of which $298 was related to the nonperformance-based stock options. The nonperformance-based stock option cost is expected to be recognized over the remaining weighted average requisite service period of 1.85 years. Expense associated with the performance-based stock options is based on the probability of future changes in control and other market conditions. During 2013, management determined that one performance condition had been met and expensed a portion of the performance-based option cost. Total unrecognized compensation expense related to these performance-based options as of September 30, 2014 was approximately $388 and is expected to be recognized over the remaining weighted average requisite service period of 6.26 years. Management does not anticipate meeting the other market conditions in the foreseeable future; therefore no performance-based stock option expense related to these conditions was recorded for the nine months ending September 30, 2014

A summary of the status of the Company’s restricted shares as of September 30, 2014 and 2013, and changes during the periods then ended is as follows:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	35,000	$10.02	40,000	$10.00
Granted	28,500	11.93	1,000	10.85
Vested	—	—	—	—
Forfeited	1,250	10.85	6,000	10.00
Nonvested at September 30,	62,250	$10.87	35,000	$10.02

As of September 30, 2014, there was $326 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining weighted average requisite service period of 1.88 years.

11. Significant Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the Dallas metropolitan area. Such customers are normally also depositors of the Company.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

12. Preferred Stock

On August 25, 2011 the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (SBLF Purchase Agreement) with the Secretary of the Treasury, pursuant to which the Company (i) sold 8,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the SBLF Preferred Stock) to the Secretary of the Treasury for a purchase price of $8,000. The issuance was pursuant to the SBLF program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks.

The SBLF Preferred Stock qualifies as Tier 1 capital and pays non-cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed and as of September 30, 2014 was set at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The right expires when full dividends have been paid for four consecutive dividend periods. The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

13. Capital Requirements and Restrictions on Retained Earnings

Under banking law, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2014 and December 31, 2013 the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2014 that management believes have changed the Bank’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As September 30, 2014:
Total capital (to risk weighted assets)
Company	$69,388	11.90% ≥	$46,640 ≥	8.0% ≥	N/A ≥	N/A
Bank	$67,458	11.59% ≥	$46,550 ≥	8.0% ≥	$58,187 ≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$58,528	10.04% ≥	$23,320 ≥	4.0% ≥	N/A ≥	N/A
Bank	$61,578	10.58% ≥	$23,275 ≥	4.0% ≥	$34,912 ≥	6.0%
Tier 1 capital (to average assets)
Company	$58,528	8.28% ≥	$28,290 ≥	4.0% ≥	N/A ≥	N/A
Bank	$61,578	8.71% ≥	$28,276 ≥	4.0% ≥	$35,346 ≥	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Company	$59,100	11.74% ≥	$40,288 ≥	8.0% ≥	N/A ≥	N/A
Bank	$57,275	11.37% ≥	$40,296 ≥	8.0% ≥	$38,817 ≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$49,103	9.75% ≥	$20,144 ≥	4.0% ≥	N/A ≥	N/A
Bank	$52,257	10.37% ≥	$20,148 ≥	4.0% ≥	$23,290 ≥	6.0%
Tier 1 capital (to average assets)
Company	$49,103	8.06% ≥	$24,373 ≥	4.0% ≥	N/A ≥	N/A
Bank	$52,257	8.58% ≥	$24,369 ≥	4.0% ≥	$24,762 ≥	5.0%

14. Subsequent Events

During October 2014, The Company completed an initial public offering issuing 3,105,000 shares of common stock, par value $0.01 per share, at a purchase price of $13.00 per share for gross proceeds of $40.4 million.  Net proceeds after underwriting discounts and expenses were approximately $35.7 million.  The Company has retained the net proceeds from this offering at our holding company and intends to use such proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Prospectus, dated October 8, 2014 and filed with the SEC on October 9, 2014, relating to our initial public offering (the “IPO Prospectus”).

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in our IPO Prospectus, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “—Special Cautionary Notice Regarding Forward-Looking Statements” below.

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate eight branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated three banks. As of September 30, 2014, we had total assets of $745.3 million, total loans of $581.3 million, total deposits of $644.5 million and total stockholders’ equity of $75.6 million.

As a bank holding company operating through one community banking segment, we generate most of our revenues from interest income on loans, customer service and loan fees, gains on sale of mortgage loans, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense related to salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

Changes in the market interest rates and interest rates we earn on interest- earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

For the nine months ended September 30, 2014, net interest income totaled $18.5 million, and net interest margin and net interest spread were 3.89% and 3.61%, respectively. For the nine months ended September 30, 2013, net interest income totaled $15.4 million and net interest margin and net interest spread were 3.98% and 3.69%, respectively. The decreases in net interest margin and net interest spread were primarily attributable to the decrease in the average yield on the loan portfolio due to the low interest rate environment and its impact on competitive loan pricing. While we have experienced significant growth in average loan balances, market yields on new loan originations are below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued pressure on our net interest margin and net interest spread. Changes in rates paid on interest-bearing deposits for the nine months ended September 30, 2014 and September 30, 2013 had a minimal impact on the net interest margin.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2014 and 2013, interest income not recognized on non-accrual loans was not material. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans(1)	$527,920	$19,901	5.04%	$419,498	$16,682	5.32%
Securities available for sale	49,836	629	1.69	35,483	430	1.62
Investment in subsidiary	93	2	2.88	93	1	1.44
Interest-bearing deposits in other banks	57,974	120	0.28	61,495	96	0.21
Total interest-earning assets	635,823	20,652	4.34	516,569	17,209	4.45%
Allowance for loan losses	(5,360)			(3,831)
Noninterest-earning assets	60,003			56,164
Total assets	$690,466			$568,902
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$366,537	$1,770	0.65%	$298,892	$1,616	0.72%
Advances from FHLB	15,000	89	0.79	14,908	156	1.40
Other borrowings	8,072	285	4.72	3,093	47	2.03
Total interest-bearing liabilities	389,609	2,144	0.74	316,893	1,819	0.77
Noninterest-bearing liabilities:
Noninterest-bearing deposits	225,485			186,100
Other liabilities	1,653			1,748
Total noninterest-bearing liabilities	227,138			187,848
Stockholders’ equity	73,719			64,161
Total liabilities and stockholders’ equity	$690,466			$568,902
Net interest rate spread(2)			3.61%			3.69%
Net interest income		$18,508			$15,390
Net interest margin(3)			3.89%			3.98%

(1)                                 Includes average outstanding balances of loans held for sale of $3,028 and $2,277 for the nine months ended September 30, 2014 and 2013, respectively.

(2)                                 Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)                                 Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Nine Months Ended September 30, 2014 compared to 2013
	Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$4,312	$(1,093)	$3,219
Securities available for sale	174	25	199
Other investments	––	1	1
Interest-earning deposits in other banks	(5)	29	24
Total increase (decrease) in interest income	4,481	(1,038)	3,443
Interest-bearing liabilities:
Interest-bearing deposits	366	(212)	154
Advances from FHLB	1	(68)	(67)
Other borrowings	76	162	238
Total increase (decrease) in interest expense	443	(118)	325
Increase (decrease) in net interest income	$4,038	$(920)	$3,118

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.l million for the nine months ended September 30, 2014, compared to $1.4 million for the same period in 2013, a decrease of approximately $300,000 or 21.4%. The decrease in provision expense was due to a reduction in the level of specific reserves needed to cover classified loans and a lower amount of expense required to replenish the reserve from the net charge-off to loans. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans and other real estate owned and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$609	$537	$72
Gain on sales of loans held for sale	486	530	(44)
Gain on sales of other real estate owned	4	41	(37)
Bank-owned life insurance income	317	275	42
Gain on sales of investment securities	34	—	34
Other	391	443	(52)
Total noninterest income	$1,841	$1,826	$15

Noninterest income for the nine months ended September 30, 2014 increased $15,000 or 0.8% to $1.8 million compared to noninterest income of $1.8 million for the same period in 2013. The primary components of the slight increase were as follows:

Service charges on deposit accounts.  We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $609,000 for the nine months ended September 30, 2014, an increase of $72,000 over the same period in 2013. This increase was primarily attributable to an increase in merchant and debit card fees of $16,000, an increase in stop payment fees of $8,000 and the growth in the fees related to the number of deposit accounts and related balances.

Gain on sales of loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $30.5 million for the nine months ended September 30, 2014 compared to $30.0 million for the nine months ended September 30, 2013. Income from the sales of loans was $486,000 for the nine months ended September 30, 2014 compared to $530,000 for the same period of 2013. This decrease of $44,000 was primarily due to decreases in the number of loans sold and the average gain per sale. For the nine months ended September 30, 2013, 90 loans were sold at an average gain of $5,900 per loan compared to 84 loan sales at an average gain of $5,800 per loan for the same period of 2014.

Gain/(loss) on sales of other real estate owned.  Gain on sales of other real estate owned was $4,000 and $41,000 for the nine months ended September 30, 2014 and 2013, respectively. This decrease of $37,000 or 90.2% was due to the sale of four properties in 2014, including one property with a loss of $33,000, for an overall net gain of $4,000 versus the sale of two properties (or portions of properties-lots) in the same period of 2013 at a total net gain of $41,000.

Bank-owned life insurance income.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies. Income from bank-owned life insurance increased $42,000 for the nine months ended September 30, 2014, compared to the same period in 2013. The increase in income was primarily attributable to the purchase of $5.0 million in additional bank-owned life insurance on March 25, 2013. We earned tax equivalent yields on these policies of 4.88% for the nine months ended September 30, 2014, compared to 5.46% for the same period in 2013. The decline in yield over the period was the result of a decline in the underlying investment interest rates.

Other.  This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income decreased $52,000 or 11.7% for the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to a decrease of $20,000 in miscellaneous income and a decrease of $31,000 in revenue from other real estate owned.

Noninterest Expense

Noninterest expense is composed of employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$7,593	$6,676	$917
Non-staff expenses:
Occupancy of bank premises	1,418	1,264	154
Depreciation and amortization	1,005	934	71
Data processing	639	541	98
FDIC assessment fees	315	286	29
Legal fees	109	56	53
Other professional fees	765	393	372
Advertising and promotions	134	112	22
Utilities and telephone	212	222	(10)
Other real estate owned expenses and write-downs	187	359	(172)
Other	1,446	1,312	134
Total noninterest expense	$13,823	$12,155	$1,668

Noninterest expense for the nine months ended September 30, 2014 increased $1.7 million or 13.7% to $13.8 million compared to noninterest expense of $12.2 million for the same period in 2013. The most significant components of the increase were as follows:

Salaries and employee benefits.  Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination cost which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $7.6 million for the nine months ended September 30, 2014, an increase of $917,000 or 13.7% compared to the same period in 2013. The increase was primarily attributable to the addition of eight full-time equivalent employees since September 30, 2013 which was partially offset by an increase in the deferred employee expense related to loan originations. As of September 30, 2014, we had 122 full-time equivalent employees.

Occupancy of bank premises.  Our expense associated with occupancy of bank premises was $1.4 million for the nine months ended September 30, 2014 compared to $1.3 million for the same period of 2013. This increase of $154,000 or 12.2% was due primarily to a $106,000 increase in rent expense from the lease of an additional 3,500 square feet at our corporate location and an increase of $48,000 in common area maintenance, repairs and property taxes at our branch locations.

Depreciation and amortization.  Depreciation and amortization costs were $1.0 million and $934,000 for the nine months ended September 30, 2014 and 2013, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $784,000 and $713,000 for the nine months ended  September 30, 2014 and 2013, respectively, as well as intangible asset amortization of $221,000 for the same periods. The increase of $71,000 or 7.6% was due to depreciation from additional furniture and technology equipment purchases.

Data processing.  Data processing expenses were $639,000 for the nine months ended  September 30, 2014 and $541,000 for the same period in 2013. The increase of $98,000 or 18.1% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

FDIC assessment fees.  Our FDIC assessment fees were $315,000 and $286,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $29,000 or 10.1% was a result of the growth in assets over this period.

Legal fees.  Legal fees were $109,000 and $56,000 for the nine months ended  September 30, 2014 and 2013, respectively. The increase of $53,000 or 94.6% was due to an increase in loan work-out related legal and general corporate support related to our initial public offering.

Other professional fees.  Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $765,000 and $393,000 for the nine months ended  September 30, 2014 and 2013, respectively. This increase of $372,000 or 94.7% was primarily attributable to increased audit and accounting fees of $217,000 for services related to our initial public offering, a $95,000 increase in professional services for a compensation analysis and review, and a $60,000 increase in third party IT support.

Other real estate owned expenses and write-downs.  Expenses related to other real estate owned were $187,000 and $359,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $172,000 or 47.9% was due to a $209,000 write-down on a commercial property in 2013. The decrease in write-down expense was partially offset by a $37,000 increase in maintenance expense and non-capitalizable improvements to existing other real estate properties.

Other.  This category includes operating and administrative expenses including small hardware and software purchases, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $134,000 or 10.2% to $1.4 million for the nine months ended  September 30, 2014, compared to $1.3 million for the same period in 2013 primarily related to an increase in software expenses, security expenses, loan and collection expenses and business development related expenses required to support our marketing efforts.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the nine months ended September 30, 2014, income tax expense totaled $1.9 million, an increase of approximately $600,000 or 46.2% compared to $1.3 million for the same period in 2013. The increase was primarily attributable to the $1.5 million increase in net operating income from $3.7 million for the nine months ended  September 30, 2013 to $5.4 million for the same period in 2014. Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 35.2% and 34.4%, respectively. Our effective tax rates for both periods were affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a “rate change.”

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

For the three months ended September 30, 2014, net interest income totaled $6.7 million, and net interest margin and net interest spread were 3.95% and 3.67%, respectively. For the three months ended September 30, 2013, net interest income totaled $5.3 million and net interest margin and net interest spread were 3.92% and 3.63%, respectively. The increase in net interest margin and net interest spread was primarily due to a change in earning asset mix with a greater percentage of earning assets held in loans versus low yielding bank deposits and a reduction in interest bearing deposit expense. Interest paid on interest bearing deposits declined to 0.63% from 0.72% due to a change in the mix of time deposits with interest paid at 0.96% and brokered money markets with interest paid at 0.19%.  The increase in net interest margin is partially offset by a 16 basis point decrease in the yield on loans due to market yield on new loan originations below the average yield of amortizing or paid-off loans. We anticipate continued pressure on our net interest margin and net interest spread.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2014 and 2013, interest income not recognized on non-accrual loans was not material. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans(1)	$565,465	$7,183	5.04%	$439,725	$5,765	5.20%
Securities available for sale	49,148	207	1.67	39,788	150	1.50
Investment in subsidiary	93	1	4.27	93	—	0.00
Interest-bearing deposits in other banks	58,027	43	0.29	61,421	36	0.23
Total interest-earning assets	672,733	7,434	4.38	541,027	5,951	4.36%
Allowance for loan losses	(5,665)			(4,282)
Noninterest-earning assets	60,668			57,707
Total assets	$727,736			$594,452
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$384,671	$609	0.63%	$308,179	$556	0.72%
Advances from FHLB	15,000	30	0.79	15,000	30	0.79
Other borrowings	8,073	93	4.57	3,093	17	2.18
Total interest-bearing liabilities	407,744	732	0.71	326,272	603	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	242,728			201,670
Other liabilities	1,965			1,494
Total noninterest-bearing liabilities	244,693			203,164
Stockholders’ equity	75,299			65,016
Total liabilities and stockholders’ equity	$727,736			$594,452
Net interest rate spread(2)			3.67%			3.63%
Net interest income		$6,702			$5,348
Net interest margin(3)			3.95%			3.92%

(1)                                 Includes average outstanding balances of loans held for sale of $3,367 and $1,242 for the three months ended September 30, 2014 and 2013, respectively.

(2)                                 Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)                                 Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended September 30, 2014 compared to 2013
	Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$1,649	$(231)	$1,418
Securities available for sale	35	22	57
Other investments	—	1	1
Interest-earning deposits in other banks	(2)	9	7
Total increase (decrease) in interest income	1,682	(199)	1,483
Interest-bearing liabilities:
Interest-bearing deposits	138	(85)	53
Advances from FHLB	—	—	—
Other borrowings	27	49	76
Total increase (decrease) in interest expense	165	(36)	129
Increase (decrease) in net interest income	$1,517	$(163)	$1,354

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $420,000 for the three months ended September 30, 2014, compared to $375,000 for the same period in 2013, an increase of $45,000 or 12.0%. The increase in provision expense was due to an increase in the level of specific reserves needed to cover classified loans and a higher amount of expense required to replenish the reserve from the net charge-off to loans. This increase was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans and other real estate owned and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
	(Dollars in thousands) (Unaudited)
Noninterest income:
Service charges on deposit accounts	$213	$169	$44
Gain on sales of loans held for sale	241	106	135
Gain on sales of other real estate owned	(33)	24	(57)
Bank-owned life insurance income	105	109	(4)
Other	104	112	(8)
Total noninterest income	$630	$520	$110

Noninterest income for the three months ended September 30, 2014 increased $110,000 or 21.2% to $630,000 compared to noninterest income of $520,000 for the same period in 2013. The primary components of the increase were as follows:

Service charges on deposit accounts.  We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $213,000 for the three months ended September 30, 2014, an increase of $44,000 over the same period in 2013. This increase was primarily attributable to an increase in merchant and debit card fees of $4,000, an increase in overdraft fees of $13,000 and the growth in the number of deposit accounts, fees and related balances.

Gain on sales of loans.  We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $11.8 million for the three months ended September 30, 2014 compared to $6.3 million for the three months ended September 30, 2013. Income from the sales of loans was $241,000 for the three months ended  September 30, 2014 compared to $106,000 for the same period of 2013. This increase of $135,000 was primarily due to increases in the number of loans sold and average gain per sale. For the three months ended September 30, 2013, 20 loans were sold at an average gain of $5,300 per loan compared to 39 loan sales at an average gain of $6,200 per loan for the same period of 2014.

Gain/(loss) on sales of other real estate owned. Loss on sales of other real estate owned amounted to $33,000 for the three months ended September 30, 2014 as a result of a single sale of residential property. Gain on sales of other real estate owned amounted to $24,000 for the three months ended September 30, 2013 as a result of several residential lot sales.

Bank-owned life insurance income.  We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance decreased $4,000 for the three months ended September 30, 2014, compared to the same period in 2013. The decrease in income was primarily attributable to lower tax equivalent yields for the period. We earned tax equivalent yields on these policies of 4.79% for the three months ended September 30, 2014, compared to 5.17% for the same period in 2013. The decline in yield over the period was the result of a decline in market interest rates.

Other.  This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income decreased $8,000 or 7.1% for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to a decrease of $11,000 in revenue from other real estate owned.  This decrease was partially offset by a $3,000 increase in revenue from late charges.

Noninterest Expense

Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	(Dollars in thousands) (Unaudited)
Salaries and employee benefits	$2,755	$2,230	$525
Non-staff expenses:
Occupancy of bank premises	497	435	62
Depreciation and amortization	338	327	11
Data processing	213	183	30
FDIC assessment fees	99	100	(1)
Legal fees	50	8	42
Other professional fees	222	119	103
Advertising and promotions	41	33	8
Utilities and telephone	72	79	(7)
Other real estate owned expenses and write-downs	53	116	(63)
Other	490	419	71
Total noninterest expense	$4,830	$4,049	$781

Noninterest expense for the three months ended September 30, 2014 increased $781,000 or 19.3% to $4.8 million compared to noninterest expense of $4.0 million for the same period in 2013. The most significant components of the increase were as follows:

Salaries and employee benefits.  Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $2.8 million for the three months ended September 30, 2014, an increase of $525,000 or 23.5% compared to the same period in 2013. The increase was primarily attributable to the addition of eight full-time equivalent employees since September 30, 2013 and a reduction of the deferred employee expense related to loan originations. As of September 30, 2014, we had 122 full-time equivalent employees. Salaries and employee benefits included $94,000 and $81,000 in stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively.

Occupancy of bank premises.  Our expense associated with occupancy of bank premises was $497,000 for the three months ended  September 30, 2014 compared to $435,000 for the same period in 2013. This increase of $62,000 or 14.3% was due primarily to lease expense increase of $23,000 related to an additional 3,500 square feet resulting from the expansion of our corporate office space, a $17,000 increase in common area maintenance expense, and a $4,000 increase in grounds maintenance.

Depreciation and amortization.  Depreciation and amortization costs were $338,000 and $327,000 for the three months ended September 30, 2014 and 2013, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $265,000 and $254,000 for the three months ended  September 30, 2014 and 2013, respectively, as well as intangible asset amortization of $73,000 for the same periods. The increase of $11,000 or 3.4% was due to depreciation from additional furniture and technology equipment purchases.

Data processing.  Data processing expenses were $213,000 for the three months ended  September 30, 2014 and $183,000 for the same period in 2013. The increase of $30,000 or 16.4% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

FDIC assessment fees.  Our FDIC assessment fees were $99,000 and $100,000 for the three months ended September 30, 2014 and 2013, respectively. The decrease of $1,000 or 1.0% was a result of a lower assessment rate partially offset by the growth in assets over this period.

Legal fees.  Legal fees were $50,000 and $8,000 for the three months ended  September 30, 2014 and 2013, respectively. The increase of $42,000 or 525.0% was due to an increase in loan work-out related legal expenses and general corporate support related to our initial public offering.

Other professional fees.  Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $222,000 and $119,000 for the three months ended  September 30, 2014 and 2013, respectively. This increase of $103,000 or 86.6% was primarily attributable to increased audit and accounting fees of $61,000 for services related to our initial public offering and a $20,000 increase in IT related support.

Other real estate owned expenses and write-downs.  Expenses and write-downs related to other real estate owned were $53,000 and $116,000 for the three months ended September 30, 2014 and 2013, respectively. The decrease of $63,000 or 54.3% was due to a reduction in the number of properties comprising other real estate owned and in related property write-downs. The bank sold seven other real estate owned properties and foreclosed on three additional properties between September 30, 2013 and September 30, 2014 reducing the number of properties held from seven as of  September 30, 2013 to three as of September 30, 2014. In addition, we had no write-downs of other real estate owned for the three months ended September 30, 2014, compared to a write-down of $72,000 related to a commercial retail property for the three months ended September 30, 2013.

Other.  This category includes operating and administrative expenses including small hardware and software purchases, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $71,000 or 16.9% to $490,000 for the three months ended  September 30, 2014, compared to $419,000 for the same period in 2013 primarily related to an increase in software expenses, security expenses and business development related expenses required to support our marketing efforts.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the three months ended September 30, 2014, income tax expense totaled $723,000, an increase of $231,000 or 47.0% compared to $492,000 for the same period in 2013. The increase was primarily attributable to the $700,000 increase in net operating income from $1.4 million for the three months ended September 30, 2013 to $2.1 million for the same period in 2014. Our effective tax rates for the three months ended  September 30, 2014 and 2013 were 34.7% and 34.1%, respectively. Our effective tax rates for both periods were affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses.

Financial Condition

Our total assets increased $80.3 million or 12.1% from $665.0 million as of December 31, 2013 to $745.3 million as of September 30, 2014. Our asset growth was due to the successful execution of our strategy of establishing deep relationships in the Dallas metropolitan area resulting in new customer accounts and growth in balances from existing loan and deposit customers.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of September 30, 2014, total loans were $581.3 million, an increase of $86.0 or 17.4% million compared to $495.3 million as of December 31, 2013. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $3.5 million and $2.1 million in loans were classified as held for sale as of September 30, 2014, December 31, 2013, respectively.

Total loans as a percentage of deposits were 90.2 % and 86.3% as of September 30, 2014 and December 31, 2013, respectively. Total loans as a percentage of assets were 78.0% and 74.5% as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30, 2014 (Unaudited)		As of December 31, 2013
	Amount	Percent	Amount	Percent

Commercial	$195,073	33.6%	$160,823	32.5%
Real estate:
Construction and land	66,626	11.5	47,643	9.6
Farmland	11,643	2.0	11,656	2.4
1 - 4 family residential	99,261	17.0	86,908	17.5
Multi-family residential	16,272	2.8	11,862	2.4
Nonfarm nonresidential	188,209	32.4	171,451	34.6
Consumer	4,254	0.7	4,927	1.0
Total loans held for investment	$581,338	100.0%	$495,270	100.0%
Total loans held for sale	$3,488		$2,051

Commercial loans.  Our commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

Commercial loans increased $34.3 million or 21.3% to $195.1 million as of September 30, 2014 from $160.8 million as of December 31, 2013. The increase in lending activity was due to a relatively robust business environment in our primary market area and the efforts of our relationship-based lenders who leveraged these growth opportunities.

Construction and land.  Our construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout North Texas and are generally diverse in terms of type.

Construction and land loans increased $19.0 million or 39.9% to $66.6 million as of September 30, 2014 from $47.6 million as of December 31, 2013. The increase in lending activity was due to a robust business environment in our primary market area and the continued efforts of our relationship-based lenders.

1-4 family residential.  Our 1-4 family residential loans are comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $12.4 million or 14.3% to $99.3 million as of September 30, 2014 from $86.9 million as of December 31, 2013. This slight increase resulted primarily from an increase in market demand due to growth in the housing market in our primary market area.

Nonfarm nonresidential.  Our nonfarm nonresidential loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout north Texas and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

Nonfarm nonresidential loans increased $16.7 million or 9.7% to $188.2 million as of September 30, 2014 from $171.5 million as of December 31, 2013. This increase primarily resulted from increased lending activity due to an increase in demand and favorable market conditions.

Other loan categories.  Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of September 30, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)(Unaudited)
Commercial	$53,362	$110,054	$31,657	$195,073
Real estate:
Construction and land	25,771	31,480	9,376	66,627
Farmland	1,249	9,845	549	11,643
1 - 4 family residential	4,856	19,641	74,764	99,261
Multi-family residential	1,727	11,560	2,984	16,271
Nonfarm nonresidential	12,923	126,343	48,943	188,209
Consumer	1,499	2,231	524	4,254
Total loans	$101,387	$311,154	$168,797	$581,338
Amounts with fixed rates	$35,649	$191,853	$41,873	$269,375
Amounts with floating rates	$65,738	$119,301	$126,924	$311,963

	As of December 31, 2013
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$70,021	$72,156	$18,646	$160,823
Real estate:
Construction and land	21,071	23,776	2,796	47,643
Farmland	863	9,620	1,173	11,656
1 - 4 family residential	10,427	45,211	31,270	86,908
Multi-family residential	2,604	7,968	1,290	11,862
Nonfarm nonresidential	15,861	123,846	31,744	171,451
Consumer	1,803	2,656	468	4,927
Total loans	$122,650	$285,233	$87,387	$495,270
Amounts with fixed rates	$36,610	$158,114	$29,125	$223,849
Amounts with floating rates	$86,040	$127,119	$58,262	$271,421

Nonperforming Assets

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $1.9 million in nonperforming assets as of September 30, 2014 compared to $2.9 million in nonperforming assets as of December 31, 2013. We had $448,000 in nonperforming loans as of September 30, 2014 compared to $1.1 million as of December 31, 2013.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of September 30, 2014 (Unaudited)	As of December 31, 2013
	(Dollars in thousands)
Non-accrual loans(1)	$445	$1,117
Accruing loans 90 or more days past due	3	9
Total nonperforming loans	448	1,126
Other real estate owned:
Commercial real estate, construction, land and land development	1,384	1,797
Residential real estate	50	—
Total other real estate owned	1,434	1,797
Total nonperforming assets	$1,882	$2,923
Restructured loans—non-accrual	$541	$1,611
Restructured loans—accruing	$1,153	$2,465
Ratio of nonperforming loans to total loans	0.08%	0.23%
Ratio of nonperforming assets to total assets	0.25%	0.44%

(1)                                 Does not include purchased credit impaired loan of $541,000 and $569,000 as of September 30, 2014 and December 31, 2013, respectively.

	As of September 30, 2014 (Unaudited)	As of December 31,2013
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$76	$76
Farmland	—	—
1 - 4 family residential	—	1,041
Multi-family residential	—	—
Nonfarm residential	369	—
Commercial	—	—
Consumer	—	—
Total	$445	$1,117

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged-off. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that we generally expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen our position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

The following table summarizes our internal ratings of our loans, including purchase credit impaired loans, as of the dates indicated.

	As of September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands) (Unaudited)
Real estate:
Construction	$66,009	$—	$617	$—	$66,626
Farmland	11,643	—	—	—	11,643
1 - 4 family residential	99,221	—	40	—	99,261
Multi-family residential	16,272	—	—	—	16,272
Nonfarm nonresidential	187,840	—	369	—	188,209
Commercial	192,660	689	1,724	—	195,073
Consumer	4,051	—	203	—	4,254
Total	$577,696	$689	$2,953	$—	$581,338

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$46,998	$—	$645	$—	$47,643
Farmland	11,656	—	—	—	11,656
1 - 4 family residential	85,649	—	1,259	—	86,908
Multi-family residential	11,862	—	—	—	11,862
Nonfarm nonresidential	171,371	—	80	—	171,451
Commercial	158,919	731	1,173	—	160,823
Consumer	4,878	7	42	—	4,927
Total	$491,333	$738	$3,199	$—	$495,270

Allowance for loan losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Policies—Allowance for loan losses.”

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•                  for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•                  for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•                  for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•                  for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of September 30, 2014, the allowance for loan losses totaled $5.9 million or 1.01% of total loans. As of December 31, 2013, the allowance for loan losses totaled $5.0 million or 1.01% of total loans. Ending balances for the purchase discount related to non-impaired acquired loans were $198,000 and $667,000 as of September 30, 2014 and December 31, 2013, respectively. Purchase credit impaired loans are not considered nonperforming loans. Purchase credit impaired loans had no purchase discount outstanding as of September 30, 2014 and December 31, 2013.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the NineMonths Ended September 30, 2014 (Unaudited)	For the Year Ended December 31, 2013
	(Dollars in thousands)
Average loans outstanding(1)	$524,892	$433,612
Gross loans outstanding at end of period(1)	$581,338	$495,270
Allowance for loan losses at beginning of period	$5,018	$3,238
Provision for loan losses	1,097	1,883
Charge-offs:
Real estate:
Construction, land and farmland	(28)	—
Residential	(30)	(85)
Nonfarm non-residential	—	—
Commercial	(205)	(110)
Consumer	(3)	(45)
Total charge-offs	(266)	(240)
Recoveries:
Real estate:
Construction, land and farmland	—	—
Residential	—	60
Nonfarm non-residential	2	—
Commercial	27	32
Consumer	2	45
Total recoveries	31	137
Net charge-offs	(235)	(103)
Allowance for loan losses at end of period	$5,880	$5,018
Ratio of allowance to end of period loans	1.01%	1.01%
Ratio of net charge-offs to average loans	0.04%	0.02%

(1)                                 Excluding loans held for sale.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2013 to September 30, 2014. Loan balances increased from $495.3 million as of December 31, 2013 to $581.3 million as of September 30, 2014. Our provision has increased consistently with the growth in our loan portfolio during the same period. Charge-offs have been immaterial, representing less than 0.25% of total loan balances during the same period.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of September 30, 2014 (Unaudited)		As of December 31, 2013
	Amount	Percent to Total	Amount	Percent to Total

Real estate:
Construction and land	$778	13.2%	$660	13.2%
Farmland	—	—	—	—
1 - 4 family residential	1,054	17.9	861	17.1
Multi-family residential	133	2.3	109	2.2
Nonfarm nonresidential	1,810	30.8	1,726	34.4
Total real estate	3,775	64.2	3,356	66.9
Commercial	2,039	34.7	1,585	31.6
Consumer	66	1.1	77	1.5
Total allowance for loan losses	$5,880	100.0%	$5,018	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2014, the carrying amount of investment securities totaled $47.5 million, an increase of $1.9 million or 4.2% compared to $45.6 million as of December 31, 2013. Securities represented 6.4% and 6.9% of total assets as of September 30, 2014 and December 31, 2013, respectively.

Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$1,929	$—	$72	$1,857
Corporate bonds	500	1	—	501
Municipal securities	957	33	—	990
Mortgage-backed securities	30,246	225	103	30,368
Collateralized mortgage obligations	12,493	127	55	12,565
Asset-backed securities	1,191	25	—	1,216
Total	$47,316	$411	$230	$47,497

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,019	$—	$95	$1,924
Corporate bonds	1,445	35	—	1,480
Municipal securities	934	24	—	958
Mortgage-backed securities	24,898	220	187	24,931
Collateralized mortgage obligations	14,898	158	141	14,915
Asset-backed securities	1,370	26	—	1,396
Total	$45,564	$463	$423	$45,604

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of September 30, 2014, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of September 30, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$487	1.54%	$1,370	1.79%	$—	—%	$1,857	1.73%
Corporate bonds/Certificates of deposit	501	2.50	—	—	—	—	—	—	501	2.50
Municipal securities	—	—	990	3.25	—	—	—	—	990	3.25
Mortgage-backed securities	—	—	27,850	1.71	2,429	0.96	89	1.60	30,368	1.65
Collateralized mortgage obligations	489	3.24	9,828	2.22	2,248	1.69	—	—	12,565	2.16
Asset-backed securities	—	—	236	0.47	980	1.05	—	—	1,216	0.94
Total	$990	2.87%	$39,391	1.87%	$7,027	1.37%	$89	1.60%	$47,497	1.81%

	As of December 31, 2013
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$1,924	1.57%	$—	—%	$1,924	1.57%
Corporate bonds/Certificates of deposit	—	—	1,480	2.17	—	—	—	—	1,480	2.17
Municipal securities	—	—	958	3.25	—	—	—	—	958	3.25
Mortgage-backed securities	—	—	20,794	1.83	4,046	1.21	91	1.60	24,931	1.73
Collateralized mortgage obligations	719	1.18	9,863	2.32	3,411	2.24	922	0.50	14,915	2.15
Asset-backed securities	—	—	418	0.46	978	1.00	—	—	1,396	0.83
Total	$719	1.18%	$33,513	2.01%	$10,359	1.60%	$1,013	0.60%	$45,604	1.88%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.93 years with an estimated effective duration of 2.43 years as of September 30, 2014.

As of September 30, 2014 and December 31, 2013 we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.81% as of September 30, 2014 compared to 1.88% as of December 31, 2013. The decrease in average yield during 2014 compared to 2013 was primarily due to the reinvestment of funds at lower rates in 2014 and the speed of prepayments on our mortgage-backed securities and collateralized mortgage obligation portfolios.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2014 were $644.5 million, an increase of $70.6 million or 12.3% compared to $573.9 million as of December 31, 2013 due primarily to increases of $48.2 million in money market deposits and $23.7 million increase in non interest bearing deposits.  The money market deposit increase was comprised of $37.0 million of low cost brokered deposits with an average rate of 0.19%. We believe our deposit growth was primarily due to our continued penetration in our primary market area and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest-bearing deposits as of September 30, 2014 were $242.7 million compared to $219.0 million as of December 31, 2013, an increase of $23.7 million or 10.8%.  Interest-bearing deposit account balances as of September 30, 2014 were $401.9 million compared to $354.9 million as of December 31, 2013, an increase of $47.0 million or 11.7%.

Average deposits for the nine months ended September 30, 2014 were $592.0 million, an increase of $92.4 million or 18.5% over the full year average for the year ended December 31, 2013 of $499.6 million. The average rate paid on total interest-bearing deposits decreased from 0.71% for the year ended December 31, 2013 to 0.64% for the nine months ended September 30, 2014. The decrease in average rates were driven primarily by strategic reductions in money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.44% for the year ended December 31, 2013 to 0.40% for the nine months ended September 30, 2014.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Nine Months Ended September 30, 2014 (Unaudited)		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$40,161	0.26%	$35,021	0.25%
Savings accounts	5,214	0.10	4,767	0.10
Money market accounts	219,411	0.59	174,878	0.62
Certificates and other time deposits > $100k	84,513	0.96	79,278	1.01
Certificates and other time deposits < $100k	17,239	0.90	17,218	1.07
Total interest-bearing deposits	366,538	0.64	311,162	0.71
Noninterest-bearing demand accounts	225,485		188,405
Total deposits	$592,023	0.40%	$499,567	0.44%

Our ratio of average noninterest-bearing deposits to average total deposits for the nine months ended September 30, 2014 and the year ended December 31, 2013 was 38.1% and 37.7%, respectively.

The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of September 30, 2014	As of December 31,
	(Unaudited)	2013
	(Dollars in thousands)
1 year or less	$59,032	$65,069
More than 1 year but less than 3 years	11,392	12,226
3 years or more but less than 5 years	4,125	4,185
5 years or more	—	—
Total	$74,549	$81,480

Borrowings

We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2014 and December 31, 2013, total borrowing capacity of $268.7 million and $227.6 million, respectively, was available under this arrangement and $15.0 million and $15.0 million, respectively, was outstanding with an average interest rate of 0.80% as of September 30, 2014 and as of December 31, 2013. Our current FHLB advances mature within four years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
September 30, 2014
Amount outstanding at quarter-end	$15,000
Weighted average interest rate at quarter-end	0.80%
Maximum month-end balance during the quarter	15,000
Average balance outstanding during the quarter	15,000
Weighted average interest rate during the quarter	0.80%
December 31, 2013
Amount outstanding at year-end	$15,000
Weighted average interest rate at year-end	0.80%
Maximum month-end balance during the year	15,000
Average balance outstanding during the year	14,932
Weighted average interest rate during the year	1.28%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2014 and December 31, 2013, $150.2 million and $127.1 million, respectively, were available under this arrangement. As of September 30, 2014, approximately $187.7 million in commercial loans were pledged as collateral. As of September 30, 2014 and December 31, 2013, no borrowings were outstanding under this arrangement.

Junior subordinated debentures.  In connection with the acquisition of Fidelity Resource Company during 2011, we assumed $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by Parkway National Capital Trust I, a statutory business trust and acquired wholly-owned subsidiary. We assumed the guarantor position and as such, unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.

We own all of the outstanding common securities of the trust. The trust used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of September 30, 2014 was 2.08%. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

The Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.

Subordinated notes.  On December 23, 2013, we completed a private offering of $5.0 million in aggregate principal amount of subordinated promissory notes. The notes were structured to qualify as Tier 2 capital under applicable rules and regulations of the Federal Reserve. The proceeds from the offering were used to support our continued growth. The notes are unsecured, with quarterly interest payable at a fixed rate of 6.0% per annum, and unpaid principal and interest on the notes is due at the stated maturity on December 31, 2023. We may redeem the notes in whole or in part on any interest payment date that occurs on or after December 23, 2018 subject to approval of the Federal Reserve.

Under the terms of the notes, if we have not paid interest on the notes within 30 days of any interest payment date, or if our classified assets to total tangible capital ratio exceeds 40.0%, then the note holder that holds the greatest aggregate principal amount of the notes may appoint one representative to attend meetings of our board of directors as an observer. The board observation rights terminate when such overdue interest is paid or our classified assets to total tangible capital ratio no longer exceeds 40.0%. In addition, the terms of the notes provide that the note holders will have the same rights to inspect our books and records provided to holders our common stock under Texas law.

In connection with the issuance of the notes, we also issued warrants to purchase 25,000 shares of our common stock, at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, on or prior to December 31, 2023.

	As of September 30 (Unaudited)	As of December 31,
	2014	2013
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,980	4,979
Total	$8,073	$8,072

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2014 and the year ended December 31, 2013, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of September 30, 2014 and December 31, 2013. There were no advances under these lines of credit outstanding as of September 30, 2014 and December 31, 2013.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $690.5 million for the nine months ended September 30, 2014 and $584.1 million for the year ended December 31, 2013.

	For the Nine Months Ended September 30, 2014 (Unaudited)	For the Year Ended December 31,
Sources of Funds:
Deposits:
Noninterest-bearing	32.7%	32.9%
Interest-bearing	53.0	53.4
Advances from FHLB	2.2	2.2
Other borrowings	1.2	1.2
Other liabilities	0.2	0.3
Stockholders’ equity	10.7	10.0
Total	100.0%	100.0%
Uses of Funds:
Loans	76.5%	74.0%
Securities available for sale	7.2	6.9
Interest-bearing deposits in other banks	8.4	10.2
Other noninterest-earning assets	7.9	8.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	38.1%	37.7%
Average loans to average deposits	89.2%	86.8%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 25.8% for the nine months ended September 30, 2014 compared to the same period in 2013. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 3.93 years and an effective duration of 2.43 years as of September 30, 2014 and a weighted average life of 4.07 years and an effective duration of 2.76 years as of December 31, 2013.

As of September 30, 2014, we had outstanding $111.7 million in commitments to extend credit and $867,000 in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2013, we had outstanding $92.8 million in commitments to extend credit and $210,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2014 and December 31, 2013, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2014, we had cash and cash equivalents of $66.7 million compared to $76.6 million as of December 31, 2013. The decrease was primarily due to use of excess cash to fund increase in loans.

Capital Resources

Total stockholders’ equity increased to $75.6 million as of September 30, 2014, compared to $66.2 million as of December 31, 2013, an increase of $8.0 million or 12.1%. This increase was primarily the result of $5.4 million in proceeds from the sale of our common stock and $3.5 million of net income for the period. For the years ended December 31, 2013, we declared and paid cash dividends on our Series C preferred stock of $60,000. See “Description of Capital Stock—Preferred Stock—Series C Preferred Stock” for additional discussion of our Series C preferred stock. To date, we have not declared or paid dividends on our common stock. We purchased 10,000 shares of our common stock for $70,000 during the year ended December 31, 2013. We did not purchase any of our common stock for the nine months ended September 30, 2014. As discussed in the subsequent events footnote to the financial statements included herein, during October of 2014, the Company completed an initial public offering issuing 3,105,000 shares of common stock, $.01 par value, at $13.00 per share for gross proceeds of $40.4 million, net proceeds after underwriting discounts and expenses were approximately $35.7. The Company has retained the net proceeds from this offering at our holding Company and intends to use such proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2014 and December 31, 2013, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30, 2014 (Unaudited)		As of December 31, 2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk weighted assets)	$69,388	11.90%	$59,100	11.74%
Tier 1 capital (to risk weighted assets)	58,528	10.04	49,103	9.75
Tier 1 capital (to average assets)	58,528	8.28	49,103	8.06
Veritex Community Bank
Total capital (to risk weighted assets)	$67,458	11.59	$57,275	11.37%
Tier 1 capital (to risk weighted assets)	61,578	10.58	52,257	10.37
Tier 1 capital (to average assets)	61,578	8.71	52,257	8.58

Contractual Obligations

In the ordinary course of business, we enter into contractual obligations and other commitments to make future payments, such as future cash payments associated with our contractual obligations pursuant to our FHLB advances, other borrowings, time deposit liabilities and non-cancelable future operating leases. Management believes that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. Management expects to maintain adequate cash levels through profitability, deposit gathering activities, and loan and securities repayment and maturity activity. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2013

	As of December 31, 2013
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,118	$991	$1,811	$3,284	$7,204
Time deposits	80,878	14,105	4,370	—	99,353
Advances from FHLB	—	10,000	5,000	—	15,000
Other borrowings	—	—	—	8,072	8,072
Standby and commercial letters of credit	210	—	—	—	210
Commitments to extend credit	52,477	20,360	3,035	16,955	92,827
Total	$134,683	$45,456	$14,216	$28,311	$222,666

During the three and nine months ended September 30, 2014, other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due.

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of September 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$867	$—	$—	$—	$867
Commitments to extend credit	60,011	22,326	13,548	15,804	111,689
Total	$60,878	$22,326	$13,548	$15,804	$112,556

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The credit risk to us in issuing letters of credit is essentially the same as that involved in extending loan facilities to our customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Interest Rate Sensitivity and Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset-Liability Committee of the Bank, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of our non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month and twenty four month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 6.0% for a 100 basis point shift, 12.0% for a 200 basis point shift, and 18.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of September 30, 2014		As of December 31, 2013
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	7.09%	16.18%	5.68%	13.94%
+200	4.05%	12.04%	2.90%	10.48%
+100	1.41%	6.32%	0.59%	5.46%
Base	(0.14)%	0.00%	(0.48)%	0.00%
-100	(0.64)%	3.12%	(0.29)%	4.22%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Report as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures discussed herein may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this filing when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share.  Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders’ equity less preferred stock, goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of September 30,		As of December 31,
	2014	2013	2013
	(Unaudited)

Tangible Common Equity
Total stockholders’ equity	$75,603	$65,160	$66,239
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)
Book value	67,603	57,160	58,239
Goodwill	(19,148)	(19,148)	(19,148)
Core deposit and other intangibles	(1,337)	(1,644)	(1,567)
Total tangible common equity	$47,118	$36,368	$37,524
Common shares outstanding(1)	6,358,832	5,808,703	5,804,703
Book value per common share	$10.63	$9.84	$10.03
Tangible book value per common share	$7.41	$6.26	$6.46

(1)                                 Excludes the dilutive effect, if any, of 820,000, 740,000, and 750,000 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2014, September 30, 2013 and December 31, 2013, respectively, and 62,250, 35,000 and 35,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of September 30, 2014, September 30, 2013, and December 31, 2013, respectively.

Tangible Common Equity to Tangible Assets.  Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.

We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30, 2014 (Unaudited)	As of December 31, 2013
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$75,603	$66,239
Adjustments:
Preferred stock	(8,000)	(8,000)
Goodwill	(19,148)	(19,148)
Core deposit and other intangibles	(1,337)	(1,567)
Total tangible common equity	$47,118	$37,524
Tangible Assets
Total assets	$745,344	$664,971
Adjustments:
Goodwill	(19,148)	(19,148)
Core deposit and other intangibles	(1,337)	(1,567)
Total tangible assets	$724,859	$644,256
Tangible Common Equity to Tangible Assets	6.50%	5.82%

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when we have the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported in other comprehensive income, net of tax. We determined the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, we consider, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and our ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Loans held for sale consist of certain mortgage loans originated and intended for sale in the secondary market and are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. We obtain purchase commitments from secondary market investors prior to closing the loans and do not retain the servicing obligations related to any such loans upon their sale. Gains and losses on sales of loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the simple-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

The allowance for loan losses is an estimated amount we believe is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Our periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The general reserve is determined in accordance with current authoritative accounting guidance that considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to us. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. Specific reserves are determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Due to the growth of the Bank over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. We consider delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact our estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, we may modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (1) the borrower is experiencing financial difficulty and (2) concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. All troubled debt restructurings are considered impaired loans. We review each troubled debt restructured loan and determine on a case by case basis if a specific allowance for loan loss is required. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. We review and approve these policies and procedures on a regular basis and makes changes as appropriate. We receive frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location, through the Dallas metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

We utilize methodical credit standards and analysis to supplement our policies and procedures in underwriting consumer loans. Our loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes our risk.

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have “opted out” of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

ASU 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2013 and is not expected to have a significant impact on our consolidated financial statements.

Special Cautionary Notice Regarding Forward-Looking Statements

Forward-looking statements included in this Report are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•                  risks related to the concentration of our business within the Dallas metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas metropolitan area;

•                  our ability to implement our growth strategy, including identifying and consummating suitable acquisitions;

•                  risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•                  our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•                  our ability to retain executive officers and key employees and their customer and community relationships;

•                  risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•                  market conditions and economic trends nationally, regionally and particularly in the Dallas metropolitan area and Texas;

•                  risks related to our strategic focus on lending to small to medium-sized businesses;

•                  the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;

•                  risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•                  risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•                  potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•                  risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•                  our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•                  changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•                  potential fluctuations in the market value and liquidity of our investment securities;

•                  the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•                  our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•                  risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•                  our ability to keep pace with technological change or difficulties when implementing new technologies;

•                  risks associated with system failures or failures to prevent breaches of our network security;

•                  risks associated with data processing system failures and errors;

•                  potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•                  the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•                  our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

•                  the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act;

•                  governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve;

•                  our ability to comply with supervisory actions by federal and state banking agencies;

•                  changes in the scope and cost of Federal Deposit Insurance Corporation, or the FDIC, insurance and other coverage; and

•                  systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our IPO Prospectus may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

The Company manages market risk, which, as a financial institution is primarily interest rate volatility, through the Asset-Liability Committee of the Bank, in accordance with policies approved by the board of directors. The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. See “Management’s Discussion and Analysis of Financial condition and Results of Operations—Interest Rate Sensitivity and Market Risk” herein for a discussion of how we manage market risk.

Item 4.                                  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item  1A.                      Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision with respect to our common stock, you should consider carefully the risks described under the caption “Risk Factors” in our IPO Prospectus filed with the Securities and Exchange Commission on October 9, 2014 pursuant to Rule 424(b) in connection with the initial public offering of our common stock. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

In October, 2014, subsequent to the period covered by this Report, we issued and sold 3,105,000 shares of our common stock, including 405,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at an offering price of $13.00 per share, for aggregate net proceeds of approximately $35.7 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-198484), which was declared effective by the SEC on October 8, 2014. Sandler O’Neill + Partners, L.P. and Stephens Inc. acted as representatives of the several underwriters. The offering commenced on October 9, 2014 and did not terminate until the sale of all of the shares offered. There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO Prospectus (File No. 333-198484), filed with the Securities and Exchange Commission on October 9, 2014 pursuant to Rule 424(b).

Item  3.                               Defaults Upon Senior Securities

None.

Item 4.                                  Mine Safety Disclosures

Not Applicable.

Item  5.                               Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1

Second Amended and Restated Certificate of Formation of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September  22, 2014 (File No. 333-198484))

3.2

Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September  22, 2014 (File No. 333-198484))

10.1

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed September  29, 2014 (File No. 333-198484))

10.2

Registration Rights Agreement among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September  22, 2014 (File No. 333-198484))

10.3

Director Nomination Agreement among Veritex Holdings, Inc. and SunTx Veritex Holdings, L.P. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September  22, 2014 (File No. 333-198484))

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*    Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

†  Pursuant applicable securities laws and regulations, these interactive data files are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed furnished and not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: November 7, 2014	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)