Form 10-K
period 2014-12-31
Veritex Holdings, Inc.
filed 2015-03-27
CIK 1501570

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-36682

Veritex Holdings, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	27-0973566 (I.R.S. Employer Identification No.)
8214 Westchester Drive, Suite 400 Dallas, Texas (Address of principal executive offices)	75225 Zip Code

(972) 349 6200
(Registrant's telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NASDAQ Global Market

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the last day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. The registrant's common stock, $0.01 par value per share, began trading on the NASDAQ Global Market on October 9, 2014. As of October 9, 2014, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $89,590,000.

         As of March 23, 2015, there were 9,484,641 shares of the registrant's common stock outstanding.

Documents Incorporated By Reference:

         Portions of the registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be fiiled with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2014.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2014

PART I

ITEM 1.    BUSINESS

Our Company

        Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to "we," "us," "our," "our company," the "Company" or "Veritex" refer to Veritex Holdings, Inc. and our wholly-owned banking subsidiary, Veritex Community Bank, and the term "Bank" refers to Veritex Community Bank. Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities.

        We currently operate eight branches and one mortgage office, all of which are located in the Dallas metropolitan area. Our primary customers are small and medium-sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision-making and relationship-driven, quality service we provide and our deep, long-term understanding of the Dallas community and Texas banking. As a result of consolidation, we believe that there are few locally-based banks that are dedicated to providing this level of service to small and medium-sized businesses. Our management team's long-standing presence and experience in the Dallas metropolitan area gives us unique insight into our local market and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long-term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit talented bankers and strategically source potential acquisitions in our target market.

Our History and Growth

        We have experienced significant growth since commencing banking operations in 2010. We completed an initial public offering of our common stock in October, 2014, in which we raised approximately $35.8 million, net of offering cost. Our common stock is listed on the NASDAQ Global Market under the symbol "VBTX." As of December 31, 2014, we had total assets of $802.3 million, total loans of $603.3 million, total deposits of $638.7 million and total stockholders' equity of $113.3 million.

        Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations in 2010. We have completed three whole-bank acquisitions that have increased our market presence within the Dallas metropolitan area. We have also grown organically by opening two branches and a mortgage office in the Dallas metropolitan area. We recently entered into a definitive merger agreement to acquire IBT Bancorp, Inc. ("IBT"), and its wholly-owned subsidiary bank, Independent Bank of Texas ("Independent Bank"), headquartered in Irving, Texas, which we expect to close the merger during the third quarter of 2015. The following table summarizes our three completed acquisitions:

Bank Acquired	Date Completed	Acquired Assets	Acquired Loans	Number of Branches	Dallas Area Locations
		(Dollars in millions)
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	$181.8	$91.7	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	166.3	108.1	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	53.8	40.4	1	Las Colinas

        We have established a record of steady growth and profitable operations since commencing banking operations in 2010, as demonstrated below while preserving our strong credit culture. As indicated by the graphs below, for the year ended December 31, 2014, we continued this trend by focusing on growing our total loans and deposits organically by increasing our commercial lending relationships and more deeply penetrating the Dallas metropolitan area.

Total Loans (Dollars in thousands)	Total Deposits (Dollars in thousands)

Net Income (Dollars in thousands)	Return on Average Assets (Dollars in thousands)

  Pending Acquisition of IBT Bancorp, Inc.

        On March 9, 2015, we entered into a definitive merger agreement with IBT Bancorp, Inc., the parent holding company of Independent Bank of Texas, headquartered in Irving, Texas. Independent

Bank operates two locations in the Dallas metropolitan area. As of December 31, 2014, IBT on a consolidated basis reported total assets of approximately $121.0 million, total loans of approximately $99.0 million and total deposits of approximately $104.0 million.

        Under the terms of the definitive agreement, we will issue 1,185,185 shares of our common stock plus $4.0 million in cash for all outstanding shares of IBT capital stock (including securities convertible into IBT capital stock), subject to certain conditions and potential adjustments. We expect to complete the merger during the third quarter of 2015, although delays could occur.

Our Strategy

        Our business strategy is comprised of the following components:

  •
  Organic Growth in Thriving Dallas Metropolitan Area.  Our organic growth strategy has focused on more deeply penetrating the Dallas metropolitan area through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We intend to add to our team of experienced bankers in order to grow our current footprint and expand further into markets throughout the Dallas-Fort Worth metropolitan area. Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

  •
  Acquisitions.  We intend to continue to grow through acquisitions, and we believe having publicly traded common stock will improve our ability to compete for acquisitions. Many small to medium-sized banking organizations in the Dallas-Fort Worth metropolitan area face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs.

  •
  Improve Operational Efficiency and Increase Profitability.  We are committed to maintaining and enhancing profitability. Our net income increased from $109,000 in 2011 to $5.2 million in 2014, and our efficiency ratio improved from 92.2% in 2011 to 66.5% in 2014. We employ a systematic and calculated approach to improving our operational efficiency, which in turn we believe increases our profitability. We have upgraded our operating capabilities and created a platform for continued efficiencies in the areas of technology, data processing, regulatory compliance and human resources. We believe that our scalable infrastructure and efficient operating platform will allow us to achieve continued growth without incurring significant incremental noninterest expenses and will enhance our returns.

  •
  Continue to Build Our Community Ties.  Our officers and employees are heavily involved in civic and community organizations, and we sponsor numerous activities that benefit our community. Our business development strategy, which focuses on building market share through personal relationships, as opposed to formal advertising, is consistent with our customer-centric culture and is a cost-effective approach to developing new relationships and enhancing existing ones.

Our Banking Services

        We are focused on delivering a wide variety of relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals in the Dallas metropolitan area. A general discussion of the range of commercial banking products and other services we offer follows.

  Lending Activities

        As of December 31, 2014, we had total loans of $603.3 million, representing 75.2% of our total assets. Our loan portfolio consisted of the following loan categories as of December 31, 2014:

	Amount of Loans	Percentage
	(Dollars in thousands)
Real estate:
Construction and land	$69,966	11.6%
Farmland	10,528	1.7
1 - 4 family residential	105,788	17.5
Multi-family residential	9,964	1.7
Nonfarm nonresidential	195,839	32.5

Total real estate loans	392,085	65.0
Commercial	207,101	34.3
Consumer	4,124	0.7

Total loans	$603,310	100.00%

        Loan Types.    A description of the types of loans we offer to our customers follows below.

        Real Estate Loans.    Our real estate loans can be broken out into the following categories:

  •
  Nonfarm Nonresidential Real Estate Loans.  We make nonfarm nonresidential real estate, or commercial real estate loans, including, commercial mortgage loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate.

  •
  1-4 Family Residential Rea1 Estate Loans.  We make residential real estate loans collateralized by owner occupied properties and land purchased for new home purchases, refinanced homes, residential development located in our market areas. We offer a variety of loan products including loans to residents in our community for the purchase of primary and secondary residences, homebuilder financing, residential investment/rehabilitation loans and acquisition and development financing, and improvement loans with amortization periods up to 30 years.

  •
  Construction and Land Loans.  We make loans to finance the construction of residential and nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates.

  •
  Multi-family Residential.  We make loans for the acquisition and redevelopment or improvement of multi-family residential properties for terms ranging from two to five years depending on the life of the property and the type of interest rate.

  •
  Farmland Loans.  We have made loans for the purchase of farmland or loans for farm equipment which are secured by farmland.

        Commercial Loans.    We make general commercial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, asset acquisition, expansion and development loans, borrowing base loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower's ability to service the debt from income.

        Consumer Loans.    We also make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans.

        Large Credit Relationships.    As of December 31, 2014, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $85.1 million, or 14.1% of total loans, and $170.0 million, or 28.2% of total loans, respectively. See "Risk Factors—Risk

Related to Our Business—We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss."

        Loan Underwriting and Manageing Credit Risk.    Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Director's Loan Committee and Executive Loan Committee provide company-wide credit oversight and periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

  Deposits

        Deposits are our principal source of funds for our interest earning assets. We believe that a critical component of our success is the importance we place on our deposit services. Our services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services in addition to our loan offerings. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including high net worth individuals and small to medium-sized businesses. The types of deposit accounts we offer consist of demand, savings, money market and time accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers. We also pursue commercial deposit accounts that will benefit from the utilization of our treasury management services.

  Other Products and Services

        We offer banking products and services that are attractively priced and easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier's checks, and letters of credit, as well as treasury management services including wire transfer services and automated clearinghouse services.

        We are currently focused on expanding noninterest income though increased income from our treasury management service. We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury Management Services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, automated clearinghouse origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts, and sweep accounts including loan sweep.

Investments

        The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.

        As of December 31, 2014, the book value of our investment portfolio totaled $45.1 million, with an average yield of 1.73% and an estimated effective duration of approximately 2.19 years.

Our Market Area

        We currently operate in the Dallas metropolitan area, part of the broader Dallas-Fort Worth-Arlington metropolitan statistical area, which we refer to as the Dallas-Fort Worth metropolitan area. The Dallas economy is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. This market is among the most vibrant in the United States with a rapidly growing population, a high level of job growth, an affordable cost of living and a pro-growth business climate. More broadly, Texas is also experiencing significant population and employment growth on a statewide basis.

Competition

        The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in the Dallas metropolitan area for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include Chase Bank, Wells Fargo, Bank of America, BBVA Compass, Amegy Bank, Comerica Bank, Regions Bank, Prosperity Bank, Independent Bank, Texas Capital Bank and various community banks.

        We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities.

Regulation and Supervision

        The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of our company and subsidiaries.

        The material statutory and regulatory requirements that are applicable to us are summarized below. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Bank and Bank Holding Company Regulation

        The Bank is a Texas-chartered banking association, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, or the FDIC. The Bank is a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking and the Board of Governors of the Federal Reserve System, or the Federal Reserve.

        Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve under the Bank Holding Company Act of 1956, or the BHC Act, to become a bank holding company. Bank holding companies are subject to regulation, inspection, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve's jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

        Our company, which controls the Bank, became a registered bank holding company in 2009, and is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state chartered bank, we are also subject to supervision, regulation, examination and enforcement by the Texas Department of Banking.

Broad Supervision, Examination and Enforcement Powers

        The principal objective of the U.S. bank regulatory system is to protect depositors and to ensure the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements. Insured depository institutions with total assets of $500.0 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the insured depository institution's bank holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions.

        The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization's operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

  •
  enjoin "unsafe or unsound" practices;

  •
  require affirmative actions to correct any violation or practice;

  •
  issue administrative orders that can be judicially enforced;

  •
  direct increases in capital;

  •
  direct the sale of subsidiaries or other assets;

  •
  limit dividends and distributions;

  •
  restrict growth;

  •
  assess civil monetary penalties;

  •
  remove officers and directors; and

  •
  terminate deposit insurance.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Bank and us, or our respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

The Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the FDIC.

        The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Bank and us.

  •
  Source of strength.  Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of its banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. The Dodd-Frank Act requires all companies, including bank holding companies that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. Under this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress.

  •
  Mortgage lending rules.  The Dodd-Frank Act authorized the Consumer Financial Protection Bureau, or the CFPB, to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a "reasonable and good faith determination" that the consumer has a "reasonable ability" to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are "qualified mortgages." The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification and the required methods of calculating the loan's monthly payments. The rules extend the requirement that creditors verify and document a borrower's income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules became effective on January 10, 2014. The rules also define "qualified mortgages," imposing both underwriting standards—for example, a borrower's debt-to-income ratio may not exceed 43.0%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

  •
  Risk retention rule.  On August 28, 2013, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5.0% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by "qualified residential mortgages," or QRMs, which are loans deemed to have a lower risk of default. The proposed rule defines QRMs to have the same meaning as the term "qualified mortgage," as defined by the CFPB. In addition, the proposed rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

  •
  Imposition of restrictions on certain activities.  The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. In addition, certain swaps and other derivatives activities are required to be "pushed out" of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a "major swap participant," "swap dealer," "major security-based swap participant" or a "security-based swap dealer." The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd-Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd-Frank Act. With regard to security-based swaps, it is anticipated that this further rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements and what swaps are required to be centrally cleared and exchange- traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

  •
  Consumer Financial Protection Bureau.  The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10.0 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

  •
  Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits and changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution's average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

  •
  Transactions with affiliates and insiders.  The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

  •
  Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the JOBS Act allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

        The requirements of the Dodd-Frank Act are in the process of being implemented and many of the requirements remain subject to regulations to be implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

        Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

The Volcker Rule

        On December 10, 2013, the federal bank regulatory agencies, together with the SEC and the U.S. Commodity Futures Trading Commission, adopted a final rule, commonly known as the "Volcker Rule," under Section 619 of the Dodd-Frank Act that generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the Bank. The final regulations became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015.

        In response to industry questions regarding the final rule, the adopting agencies issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations backed by trust preferred securities if the collateralized debt obligations meet certain requirements.

        We have reviewed the scope of the Volcker Rule and have preliminarily determined that we do not have any investments that meet the requirements of the rule.

Notice and Approval Requirements Related to Control

        Federal and state banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25.0% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of our company were to exceed certain thresholds, the investor could be deemed to "control" our company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

        In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior regulatory approval:

  •
  control of any other bank or bank holding company or all or substantially all the assets thereof; or

  •
  more than 5.0% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Permissible Activities and Investments

        Banking laws generally restrict our ability to engage in, or acquire 5% or more of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999, or the GLB Act, expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company.

        In addition, as a general matter, the establishment or acquisition by our company of a depository institution or, in certain cases, a non-bank entity, requires prior regulatory approval.

        The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991, or the FDICIA, has operated to limit this authority in most circumstances. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching

        Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the Federal Reserve. When considering whether to approve the establishment of a branch, the Texas Department of Banking and the Federal Reserve consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.

Regulatory Capital Requirements and Capital Adequacy

        The Federal Reserve monitors our capital adequacy, on a consolidated basis, and the Federal Reserve and the Texas Department of Banking monitor the capital adequacy of the Bank. The federal regulatory agencies' risk-based guidelines in effect as of December 31, 2014, were based upon the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision, or the Basel Committee. The previous system of capital adequacy requirements of the Federal Reserve used a combination of risk-based capital guidelines and a leverage ratio to evaluate capital adequacy and considered these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, were assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, was classified in one of two tiers. "Tier 1" capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. "Tier 2" capital included, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represented capital as a percentage of total risk-weighted assets and off-balance sheet items.

        Under previous guidelines, Federal Reserve regulations required state chartered member banks and bank holding companies generally to maintain three minimum capital standards: (1) a Tier 1 capital to total assets ratio, or "leverage capital ratio," of at least 4.0%; (2) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 4.0%; and (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%. In addition, the Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage capital ratio of 5.0%.

        In July 2013, the federal banking agencies published the final Basel III Capital Rules, which revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules implemented the Basel Committee's December 2010 framework for strengthening international capital and liquidity regulation, known as Basel III, which substantially revised the existing capital requirements for banking organizations. While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Bank and us. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 "Basel II" capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the us and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.

        Among other things, the Basel III Capital Rules: (1) introduce a new capital measure entitled "Common Equity Tier 1," or CET1; (2) specify that Tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in Tier 1 capital; (3) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (4) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

        Under the Basel III Capital Rules, banking organizations are provided a one-time option in their initial regulatory financial report filed after January 1, 2015 to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total assets, while also implementing stricter eligibility requirements for regulatory capital instruments that should serve to disallow the inclusion of all non-exempt issuances of trust preferred securities and cumulative perpetual preferred stock from Tier 1 capital. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets.

        The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital to risk-weighted assets, and (4) 4.0% Tier 1 capital to average quarterly assets. If applied at December 31, 2014, we estimate that we would have exceeded these initial minimum capital ratio requirements under the Basel III Capital Rules.

        The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (1) the banking organization's capital conservation buffer was below 2.5% at the beginning of a quarter; and (2) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.

        The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replaces the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

        Finally, the Basel III Capital Rules amended the thresholds under the prompt corrective action framework applicable to the Bank to reflect both (1) the generally heightened requirements for regulatory capital ratios, and (2) the introduction of the CET1 capital measure.

Liquidity Requirements

        Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III Capital Rules did not address the proposed liquidity coverage ratio called for by the Basel Committee's Basel III framework. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One of the liquidity tests included in the new rule, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are predicted to encourage the covered banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets, and also to increase the use of long-term debt as a funding source. Regulators may change capital and liquidity requirements including previous interpretations of practices related to risk weights that could require an increase to the allocation of capital to assets held by our bank, and they could require banks to make retroactive adjustments to financial statements to reflect such changes. In September 2014, the federal banking agencies approved final rules implementing (1) the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure), and (2) a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither rule would apply to us or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply.

Prompt Corrective Action

        Under the FDIA, the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and are subjected to different regulation corresponding to the capital category within which the institution falls. Currently, a depository institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater (6.0% prior to January 1, 2015), a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater (4.0% prior to January 1, 2015); a leverage ratio of 4.0% or greater; and does not meet the criteria for a "well capitalized" bank. A depository institution is "under capitalized" if it has a total risk-based capital ratio of less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount.

        Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2014, the Bank met the requirements to be "well capitalized" under the prompt corrective action regulations, and we estimate that, as of December 31, 2014, the Bank would have met the requirements to be "well capitalized" under the prompt correction action regulations.

        As discussed above, the Basel III Capital Rules amend the thresholds under the prompt corrective action framework applicable to the Bank to reflect both (1) the generally heightened requirements for regulatory capital ratios as well as (2) the introduction of the CET1 capital measure.

Regulatory Limits on Dividends and Distributions

        As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceeds its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III results in, additional restrictions on the ability of banking institutions to pay dividends.

        Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank, and the ability of the Bank to pay dividends to us is also restricted by federal and state laws, regulations and policies. Texas state law places limitations on the amount that state banks may pay in dividends, which the Bank must adhere to when paying dividends to us. Federal law also imposes limitations upon certain capital distributions by banks that are members of the Federal Reserve System, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The Federal Reserve and Texas Department of Banking regulate all capital distributions by the Bank directly or indirectly to us, including dividend payments.

        Additionally, under federal law, the Bank may not pay a dividend to us if, after paying those dividends, the Bank would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements. Under the Federal Deposit Insurance Act, or the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized." The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the Basel III Capital Rules, when fully implemented, may also have the effect of limiting the payment of capital distributions from the Bank.

Reserve Requirements

        In accordance with regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

        Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

        As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

        The Federal Reserve's Regulation O regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

Brokered Deposits

        The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (1) a well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction, (2) an adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC, and (3) an undercapitalized insured depository institution may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

Concentrated Commercial Real Estate Lending Guidance

        The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100.0% or more of total capital or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development and other land represent 300.0% or more of total capital and the bank's commercial real estate loan portfolio has increased 50.0% or more during the prior 36 months. Owner occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Examination and Examination Fees

        The Federal Reserve periodically examines and evaluates state member banks. Based on such an evaluation, the Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between the Bank's assessment and that of the Federal Reserve. The Texas Department of Banking also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the Federal Reserve and Texas Department of Banking may elect to conduct a joint examination. The Federal Reserve currently charges fees to recover the costs of examining member banks, processing applications and other filings and covering direct and indirect expenses in regulating member banks. The Texas Department of Banking charges fees to recover the costs of examining Texas chartered banks. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance and Deposit Insurance Assessments

        The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

        FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution's deposit insurance assessment for institutions with less than $10.0 billion in assets is based on that institution's risk classification under an FDIC risk-based assessment system, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. Deposit insurance assessments fund the Deposit Insurance Fund, which is currently underfunded.

        As noted above, the Dodd-Frank Act changed the way an insured depository institution's deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as these changes may impact assessment rates, which could impact the profitability of our operations.

Depositor Preference

        The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Anti-Money Laundering and OFAC

        Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed

"cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

        The U.S. Department of the Treasury's Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

        Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

  •
  Truth in Lending Act;

  •
  Truth in Savings Act;

  •
  Electronic Funds Transfer Act;

  •
  Expedited Funds Availability Act;

  •
  Equal Credit Opportunity Act;

  •
  Fair and Accurate Credit Transactions Act;

  •
  Fair Housing Act;

  •
  Fair Credit Reporting Act;

  •
  Fair Debt Collection Act;

  •
  Gramm-Leach-Bliley Act;

  •
  Home Mortgage Disclosure Act;

  •
  Right to Financial Privacy Act;

  •
  Real Estate Settlement Procedures Act;

  •
  laws regarding unfair and deceptive acts and practices; and

  •
  usury laws.

        Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

Community Reinvestment Act

        The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federally insured bank's record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company's controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency's assessment of the institution's record is made available to the public. The Bank received an overall CRA rating of "satisfactory" on its most recent CRA examination.

Changes in Laws, Regulations or Policies

        Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for our company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd-Frank Act is in the process of imposing substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Effect on Economic Environment

        The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary policies and the effect of such policies on our business and earnings.

Employees

        As of December 31, 2014, we had 121 full-time employees and four part-time employees. None of our employees are represented by a union. In November 2014, the Bank was named one of the "Best Banks to Work For" in 2014 by the American Banker Magazine. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of the company. In 2012, we created an employee stock ownership plan ("ESOP") enabling the company to contribute shares of our common stock based on employees' 401(k) contributions.

Our Corporate Information

        Our principal executive offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas, 75225, and our telephone number is (972) 349-6200. Our website is www.veritexbank.com. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

ITEM 1 A.    RISK FACTORS

        Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K, including the disclosures in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included with this Annual Report. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Our Business

Our business concentration in Texas, specifically the Dallas metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas metropolitan area, including any downturn in the real estate sector.

        We conduct our operations exclusively in the Dallas metropolitan area. As of December 31, 2014, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas metropolitan area and the substantial majority of our secured loans were secured by collateral located in the Dallas metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single family homes in the Dallas metropolitan area could have a material adverse impact on our business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans. The decline in oil prices in late 2014 and early 2015 and the current instability in oil prices has, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects the Dallas metropolitan area or Texas, our existing or prospective borrowers or property values in our market area may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

        Our business has grown rapidly. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Furthermore, our strategy focuses on organic growth, supplemented by acquisitions. We may not be able to execute on aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

  •
  finding suitable candidates for acquisition;

  •
  attracting funding to support additional growth within acceptable risk tolerances;

  •
  maintaining asset quality;

  •
  retaining customers and key personnel, including bankers;

  •
  obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;

  •
  conducting adequate due diligence and managing known and unknown risks and uncertainties;

  •
  integrating acquired businesses; and

  •
  maintaining adequate regulatory capital.

        The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.

        Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and adversely affect our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

        Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services.

        Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be adversely affected.

Loss of our executive officers or other key employees could impair our relationships with our customers and adversely affect our business.

        Our success is dependent upon the continued service and skills of our executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of our executive management, including our Chairman and Chief Executive Officer, C. Malcolm Holland, III, and our Vice Chairman, William C. Murphy. Our success is also dependent in part on the continued service of our market presidents and relationship managers. The loss of services of any of these key personnel could adversely affect our business because of their skills, years of industry experience, relationships with customers and the difficulty of promptly finding qualified replacement personnel. We cannot guarantee that these executive officers or key employees will continue to be employed with us in the future.

We have limited operating history and, accordingly, investors will have little basis on which to evaluate our ability to achieve our business objectives.

        We were formed as a bank holding company in 2009 and commenced banking operations in 2010. Accordingly, we have a limited operating history upon which to evaluate our business and future prospects. As a result, it is difficult, if not impossible, to predict future operating results and to assess the likelihood of the success of our business. As a relatively young financial institution, the Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations. Since we are a relatively young financial institution, our management team and employees will shoulder the burdens of the business operations and a workload associated with business growth and capitalization that is disproportionately greater than a more mature, established financial institution

The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.

        The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our loan portfolio has grown to $603.3 million as of December 31, 2014, from $100.9 million as of December 31, 2010. A portion of this growth is related to a combination of organic growth and loans acquired in connection with our acquisitions. The organic portion of this increase is due to our increased loan production in a strong market. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

        We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate market in Texas, particularly in the Dallas metropolitan area, and are affected by these events.

        Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Another national economic recession or deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

  •
  increases in loan delinquencies;

  •
  increases in nonperforming assets and foreclosures;

  •
  decreases in demand for our products and services, which could adversely affect our liquidity position; and

  •
  decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers' borrowing power and repayment ability.

        While economic conditions in Texas and the U.S. continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have stabilized in portions of the U.S., a resumption of declines in real estate values, volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower's ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

        We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Dallas metropolitan area or Texas and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations could be adversely affected.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which could adversely affect our business, financial condition and results of operations.

        We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our loan portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. Our allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on various factors including our historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.

        As of December 31, 2014, our allowance for loan losses was 0.99% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management's decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

        As of December 31, 2014, $207.1 million, or 34.3% of our total loans, was comprised of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by us to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our nonfarm nonresidential and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.

        As of December 31, 2014, $195.8 million, or 32.5% of our total loans, was comprised of nonfarm nonresidential real estate loans (including owner occupied commercial real estate loans) and $70.0 million, or 11.6% of our total loans, was comprised of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition and results of operations.

        Construction and land loans also involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

        As of December 31, 2014, $392.1 million, or 65.0% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Dallas metropolitan area or Texas generally could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

We may be subject to additional credit risk with respect to loans that we make to other lenders.

        As a part of our commercial lending activities, we make loans to customers that, in turn, make loans to other borrowers. When we make a loan of this nature, we take as collateral the promissory notes issued by the end borrowers to our customer, which are themselves secured by underlying collateral. As of December 31, 2014, $83.4 million, or 40.3%, of our commercial loan portfolio was comprised of these types of loans. Of the $83.4 million, loans to customers that made commercial and residential real estate loans to other borrowers represented $77.2 million or 37.3% of our commercial loan portfolio. $6.2 million or 3.0% of our commercial loan portfolio represented loans to customers where the underlying notes are secured by other non-real estate related assets. Although the loans to our customers are subject to the risks inherent in commercial lending generally, we are also exposed to additional risks, including those related to commercial and residential real estate lending, as the ability of our customer to repay the loan from us can be affected by the risks associated with the value and liquidity of the real estate underlying our customer's loans to the end borrowers. Moreover, because we are not lending directly to the end borrower, and because our collateral is a promissory note rather than the underlying real estate, for example, we may be subject to risks that are different from those we are exposed to when we make a loan directly that is secured by commercial or residential real estate. Because the ability of the end borrower to repay its loan from our customer could affect the ability of our customer to repay its loan from us, our inability to exercise control over the relationship with the end borrower and the collateral, except under limited circumstances, could expose us to credit losses that adversely affect our business, financial condition and results of operations.

We have a concentration of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

        We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2014, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $85.1 million, or 14.1% of total loans, and $170.0 million, or 28.2% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations and adversely affect our operations and jeopardize our business, financial condition, and results of operations.

        Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

        Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from our brokered deposit network, which includes the Federal Home Loan Bank of Dallas, or the FHLB, and the Federal Reserve Bank of Dallas. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in the Dallas metropolitan area or by one or more adverse regulatory actions against us.

        Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity and could, in turn, adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

        We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be adversely affected.

Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.

        The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2014, 58.2% of our interest-earning assets and 43.1% of our interest-bearing liabilities are variable rate. Our interest sensitivity profile was asset sensitive as of December 31, 2014, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates.

        Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

        While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 94.5% as of December 31, 2014), we invest a percentage of our total assets in investment securities (5.6% as of December 31, 2014) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2014, the fair value of our securities portfolio was $45.1 million, which included a net unrealized gain of $260,000. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition, and results of operations.

        We conduct our operations almost exclusively in Texas and particularly in the Dallas metropolitan area. Many of our competitors offer the same, or a wider variety of, banking services within our market area. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

        Our ability to compete successfully depends on a number of factors, including, among other things:

  •
  the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

  •
  the scope, relevance and pricing of products and services offered to meet customer needs and demands;

  •
  the rate at which we introduce new products and services relative to our competitors;

  •
  customer satisfaction with our level of service;

  •
  the ability to expand our market position; and

  •
  industry and general economic trends.

        Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could adversely affect on our business, financial condition and results of operations.

Negative public opinion regarding our company or failure to maintain our reputation in the community we serve could adversely affect our business and prevent us from growing our business.

        As a community bank, our reputation within the community we serve is critical to our success. We have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy.

The dividend rate on our Series C preferred stock will increase in the future if not redeemed, which would reduce net income available to our common shareholders.

        We have issued $8.0 million in Series C preferred stock to the U.S. Treasury in connection with our participation in the SBLF program. The annual dividend rate is currently 1.0%. The dividend rate increases to 9.0% per annum in February 2016. If we do not redeem our Series C preferred stock on or before such date, the increase in the dividend rate on our Series C preferred stock will reduce net income available to our common shareholders.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

        Ensuring that we have adequate disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures since becoming a public company and being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, a report by our independent auditors addressing these assessments. Our management may conclude that our internal control over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting are effective. In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission, or the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

        Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

        We maintain a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

        In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

        The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

        Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

        We depend on a number of relationships with third-party service providers. Specifically, we receive certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, our online banking services, deposit processing and other processing services. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

        The computer systems and network infrastructure we use, including the systems and infrastructure of our third-party service providers, could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, including enforcement action that could restrict our operations, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. In addition, advances in computer capabilities could result in a compromise or breach of the systems we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could adversely affect our business, financial condition and results of operations.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect on our business, financial condition and results of operations.

        Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

        Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of our one reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2014, our goodwill totaled $19.1 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

        Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we own and operate certain properties that may be subject to similar environmental liability risks. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. In the event we ever became subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Industry and Regulation

The ongoing implementation of the Dodd-Frank Act could adversely affect our business, financial condition, and results of operations.

        On July 21, 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could adversely affect us.

        We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

State and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations could adversely affect us.

        Texas and federal banking agencies, including the Texas Department of Banking and the Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that our company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against us, the Bank or their respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank's deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

        We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects, and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution's record of compliance under the Community Reinvestment Act, or the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

        In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact our business plans and restrict our growth.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S.

Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department's Office of Foreign Assets Control.

        In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti-money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

        The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or the CFPB, the Justice Department and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

The FDIC's restoration plan and the related increased assessment rate could adversely affect our earnings and results of operations.

        As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $421,000 for the year ended December 31, 2014 compred to $378,000 for the year ended December 31, 2013, $234,000 for the year ended December 31, 2012, and $383,000 for the year ended December 31, 2011. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

        The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules (as defined in "Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy") that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The Basel III Capital Rules will apply to all bank holding companies with $500 million or more in consolidated assets and all banks regardless of size.

        As a result of the enactment of the Basel III Capital Rules, we will become subject to increased required capital levels. The Basel III Capital Rules became effective as applied to us on January 1, 2015, with a phase-in period that generally extends from January 1, 2015 through January 1, 2019. The application of more stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

The Federal Reserve may require us to commit capital resources to support the Bank.

        A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

        Such a capital injection may be required at a time when our resources are limited and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of any note obligations.

We could be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

        In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

        The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could adversely affect our business, financial condition and results of operations.

ITEM 1.B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas, 75225. All of our branches are located in Texas. We own two of our branch locations and lease the remaining seven locations. The terms of our leases generally range from five to 10 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of December 31, 2014.

Branch Locations
Location	Own or Lease	Sq. Ft.
Park Branch	Own	8,500
5049 W. Park Boulevard
Plano, Texas 75093
Royal Branch	Own	3,938
10703 Preston Road
Dallas, Texas 75230
Westchester Branch	Lease	14,396
8214 Westchester Drive Suite 100
Dallas, Texas 75225
SMU Branch	Lease	3,714
6116 N. Central Expressway Suite 100
Dallas, Texas 75206
Lakewood Branch	Lease	4,473
2101 Abrams Road
Dallas, Texas 75214
Garland Branch	Lease	5,195
622 Clara Barton Boulevard
Garland, Texas 75042
Alexis Branch	Lease	3,200
14885 Preston Road
Dallas, Texas 75254
Las Colinas Branch	Lease	7,630
300 E. John Carpenter Freeway Suite 100, Wingren and 114 Irving, Texas 75062

Other Non-Banking Locations
Location	Own or Lease	Sq. Ft.
Veritex Mortgage	Lease	2,462
7001 Preston Road Suite 100
Dallas, Texas 75205

        Our operational support functions are located at our Lakewood and Park Branch facilities. Our Westchester location houses management and staff totaling approximately 40 people with the capacity to significantly increase staffing within the existing space. In June 2014, we acquired two parcels located at 2700 and 2706 Oak Lawn that we expect to serve as the new location of our existing Las Colinas Branch in the latter part of the second quarter of 2015.

ITEM 3.    LEGAL PROCEEDINGS

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

        At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our combined results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management's attention and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 4.    MINE AND SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock began trading on the NASDAQ Global Market under the symbol "VBTX" on October 9, 2014, at an initial public offering price of $13.00 per share. Prior to that date, there was no public trading market for our common stock. The following table presents the range of high and low sales price per share reported on The NASDAQ Global Market for the period indicated.

	Price Per Share
Quarter Ended	High	Low
December 31, 2014	$16.65	$12.80

Holders of Record

        As of March 23, 2015, there were 173 holders of record of our common stock.

Dividend Policy

        We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2014, we issued the following securities in reliance upon an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act:

  •
  On January 21, 2014, we issued 17,274 shares of our common stock to SunTx Veritex Holdings, L.P. for total consideration of $172,740; and

  •
  On February 1, 2014, we issued 490,773 shares of our common stock for total consideration of $5,324,887.

        SunTx Veritex Holdings, L.P., a beneficial owner of more than 5.0% of or our outstanding capital stock, participated in both of the issuances described above. Certain of our directors and officers also participated in the issuance on February 1, 2014.

        The issuances of securities described in the preceding paragraphs were made in reliance upon the exemption from registration under Section 4(2) or its successor 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(2) or its successor 4(a)(2) of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Equity Compensation Plan Information

        The following table summarizes our equity compensation plan information as of December 31, 2014. As described further below, we do not have any equity plans that have not been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	497,653	(2)	$10.14	917,097
Equity compensation plans not approved by shareholders	—			—

Total	497,653		$10.14	917,097

(1)
the weighted average exercise price is calculated based on 352,500 stock options outstanding at December 31, 2014 and excludes 145,153 restricted stock units outstanding as of December 31, 2014 which do not have an exercise price. The remaining number of securities available for future issuance under equity compensation plans includes only the 2014 Omnibus Incentive Plan for Veritex Holdings, Inc. or the 2014 Omnibus Incentive Plan. The Veritex Holdings, Inc. 2010 Stock Option and Equity Incentive Plan, or the 2010 Equity Incentive Plan, will not be used to grant future equity awards of any type.

(2)
includes 62,520 shares underlying restricted stock units issued under the 2010 Equity Incentive Plan and 82,903 shares underlying restricted stock units issued under the 2014 Omnibus Incentive Plan.

Stock Performance Graph

        The following table and graph compares the cumulative total shareholder return on our common stock for the period beginning at the close of trading on October 9, 2014 (the end of the first day of trading of our common stock on the NASDAQ Global Market) through the close of trading on each of October 31, 2014, November 28, 2014, and December 31, 2014, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same periods. The following also assumes $100 invested on October 9, 2014, in our common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	October 9, 2014	October 31, 2014	November 28, 2014	December 31, 2014
Veritex Holdings, Inc.	$100.00	$107.54	$122.92	$109.00
S&P 500	100.00	104.66	107.23	106.78
NASDAQ Bank	100.00	107.92	106.90	110.07

Comparison of Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2014	2013	2012	2011	2010(4)
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$802,286	$664,971	$524,127	$437,820	$197,949
Cash and cash equivalents	93,251	76,646	53,160	62,790	11,446
Investment securities	45,127	45,604	29,538	42,688	69,502
Total loans(1)	603,310	495,270	397,736	298,017	100,922
Allowance for loan losses	5,981	5,018	3,238	1,012	166
Goodwill	19,148	19,148	19,148	19,148	10,409
Intangibles	1,261	1,567	1,875	2,183	838
Noninterest-bearing deposits	251,124	218,990	170,497	112,698	37,919
Interest-bearing deposits	387,619	354,948	277,405	252,060	116,523
Total deposits	638,743	573,938	447,902	364,758	154,442
Advances from FHLB	40,000	15,000	10,000	10,000	10,000
Other borrowings	8,074	8,072	3,093	3,093	—
Total stockholders' equity	113,312	66,239	61,860	58,676	33,019
Selected Income Statement Data:
Net interest income	$25,340	$21,041	$19,093	$12,567	$2,000
Provision for loan losses	1,423	1,883	2,953	960	166

Net interest income after provision for loan losses	23,917	19,158	16,140	11,607	1,834
Noninterest income	2,496	2,391	1,647	1,277	195
Noninterest expense	18,503	16,364	16,172	12,762	3,708

Income (loss) before income tax	7,910	5,185	1,615	122	(1,679)
Income tax expense	2,705	1,777	136	13	—

Net income (loss)	5,205	3,408	1,479	109	(1,679)
Preferred dividends	80	60	100	76	—

Net income (loss) available to common stockholders	$5,125	$3,348	$1,379	$33	$(1,679)

Share Data:
Basic earnings (loss) per common share	$0.73	$0.58	$0.24	$0.01	$(1.68)
Diluted earnings (loss) per common share	0.72	0.57	0.24	0.01	(1.68)
Book value per common share(2)	11.12	10.03	9.46	9.12	9.29
Tangible book value per common share(3)	8.96	6.46	5.77	5.28	6.13
Basic weighted average common shares outstanding	6,991,585	5,787,810	5,640,801	5,041,454	998,477
Diluted weighted average common shares outstanding	7,152,328	5,848,810	5,677,801	5,068,454	998,477
Performance Ratios:
Return on average assets(5)	0.75%	0.58%	0.31%	0.03%	n/m %
Return on average equity(5)	6.28	5.27	2.47	0.23	n/m
Net interest margin(6)	3.78	3.96	4.50	4.12	n/m
Efficiency ratio(7)	66.47	69.84	77.97	92.18	168.93
Loans to deposits ratio	94.45	86.29	88.80	81.70	65.35
Noninterest expense to average assets(5)	2.71	2.80	3.42	3.67	n/m
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.07%	0.44%	0.71%	0.20%	0.35%
Nonperforming loans to total loans	0.07	0.23	0.33	0.05	0.36
Allowance for loan losses to nonperforming loans	1,371.79	445.65	248.31	661.44	0.46
Allowance for loan losses to total loans	0.99	1.01	0.81	0.34	0.16
Net charge-offs to average loans outstanding	0.08	0.02	0.21	0.05	n/m
Capital Ratios:
Total stockholders' equity to total assets	14.11%	9.96%	11.80%	13.40%	16.68%
Tangible common equity to tangible assets(8)	10.86	5.82	6.53	7.05	11.66
Tier 1 capital to average assets(5)	12.66	8.06	8.81	9.80	8.30
Tier 1 capital to risk-weighted assets	15.45	9.75	11.34	14.00	13.30
Total capital to risk-weighted assets	17.21	11.74	12.17	13.70	13.40

(1)
Total loans does not include loans held for sale and deferred fees. Loans held for sale were $8.9 million as of Decenber 31, 2014, $2.1 million as of December 31, 2013 and $2.8 million as of December 31, 2012. There were no loans held for sale as of December 31, 2011 or 2010. Deferred fees were $51,000 as of December 31, 2014, $94,000 of December 31, 2013, $220,000 as of December 31, 2012, $372,000 as of December 31, 2011 and $19,000 as of December 31, 2010.

(2)
We calculate book value per common share as stockholders' equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)
We calculate tangible book value per common share as total stockholders' equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is total stockholders' equity per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

(4)
We commenced banking operations in 2010. Accordingly, certain ratios are not meaningful.

(5)
Except as otherwise indicated in this footnote, we calculate our average assets and average equity for a period by dividing the sum of our total assets or total stockholders' equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. As a result of system conversions and integrations associated with acquisitions, we are unable to calculate daily average balances for 2010, 2011 or 2012. For these periods, return on average assets and return on average equity are calculated using period-end balances divided by the number of months in the period.

(6)
Net interest margin represents net interest income, annualized on a fully tax equivalent basis, divided by average interest-earning assets.

(7)
Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(8)
We calculate tangible common equity as total stockholders' equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders' equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Cautionary Notice Regarding Forward-Looking Statements

        Forward-looking statements included in this Annual Report on Form 10-K are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans" and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

  •
  risks related to the concentration of our business in Texas, and specifically within the Dallas metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas metropolitan area;

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

  •
  the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;

  •
  governmental monetary and fiscal policies, including the policies of the Federal Reserve;

  •
  our ability to comply with supervisory actions by federal and state banking agencies;

  •
  changes in the scope and cost of FDIC, insurance and other coverage; and

  •
  systemic risks associated with the soundness of other financial institutions.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 6—Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in "Item 1A—Risk Factors" and elsewhere in this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

        We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate eight branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated three banks. As of December 31, 2014, we had total assets of $802.3 million, total loans of $603.3 million, total deposits of $638.7 million and total stockholders' equity of $113.3 million.

        As a bank holding company operating through one segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, gains on sale of mortgage loans, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

        Changes in the market interest rates and interest rates we earn on interest- earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders' equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

Results of Operations for the Fiscal Years Ended December 31, 2014 and December 31, 2013

Net Interest Income

        Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a "volume change." Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as a "rate change."

        To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders' equity also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

        For the year ended December 31, 2014, net interest income totaled $25.3 million compared with net interest income of $21.0 million for the year ended December 31, 2013, an incease of $4.3 million or 20.5%. This increase was primarily due to a $4.8 million or 20.4% increase in interest income which was partially offset by an $458,000 or 18.6% increase in interest expense. The growth in interest income is primarily attributable to a $112.4 million or 25.9% increase in average loans outstanding for the year ended December 31, 2014 compared to average loans outstanding for the year ended December 31, 2013 due to new loan originations and growth of existing customer loan balances. Interest expense as of December 31, 2014 was $2.9 million compared to $2.5 million for the year ended December 31, 2013. The year-over-year increase was due to growth of average interest bearing liabilities of $68.7 million or 20.9% . Other borrowings increased $4.9 million as a result of the private offering of subordinated promissory notes in December 2013 and average interest bearing deposits, primarily money market balances, increased $62.9 million for the year ended December 31, 2014.

        Net interest margin and net interest spread were 3.85% and 3.56%, respectively, for the year ended December 31, 2014 compared to 3.96% and 3.67%, respectively, for the year ended December 31, 2013. The 0.11% decline in net interest margin and net interest spread was due to a 0.26% decline in loan yields to 4.99% from 5.25% as overall market yields for new loan originations and renewals were below the average yield of amortizing or paid-off loans. The average interest paid on interest-bearing liabilities decreased to 0.73% during the year ended December 31, 2014 from 0.75% for the same period in 2013 and was attributable to a change in deposit mix as the bank utilized low interest rate brokered money market deposits funding with an average interest rate of 0.16% versus retail money market deposits with an average interest rate of 0.63%. In addition, the renewal rate on certificates of deposits declined 0.10% on average compared to the year ended December 31, 2013. These declines in the average interest paid on interest-bearing liabilities were partially offset by the private offering of $5.0 million in aggregate principal amount of subordinated promissory notes which averaged 6.00% for the year.

        The net interest margin benefited from growth in noninterest deposits as full year average noninterest-bearing deposits grew to $230.9 million for the year ended December 31, 2014 from $188.4 million, a $42.5 million or 22.5% increase over the year ened December 31, 2013.

        The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest- bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2014 and 2013, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
Total loans(1)	$546,041	$27,236	4.99%	$433,612	$22,755	5.25%
Investment securities	49,058	839	1.71	37,066	613	1.65
Investment in subsidiary	93	2	2.15	93	2	2.15
Interest-bearing deposits in other banks	63,176	182	0.29	60,931	132	0.22

Total interest-earning assets	658,368	28,259	4.29	531,702	23,502	4.42
Allowance for loan losses	(5,498)			(4,047)
Noninterest-earning assets	60,168			56,411

Total assets	$713,038			$584,066

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$374,074	$2,421	0.65%	$311,162	$2,207	0.71%
Advances from FHLB	15,890	118	0.74	14,932	190	1.27
Other borrowings	8,073	380	4.71	3,207	64	2.00

Total interest-bearing liabilities	398,037	2,919	0.73	329,301	2,461	0.75

Noninterest-bearing liabilities:
Noninterest-bearing deposits	230,875			188,405
Other liabilities	1,783			1,714

Total noninterest-bearing liabilities	232,658			190,119
Stockholders' equity	82,343			64,646

Total liabilities and stockholders' equity	$713,038			$584,066

Net interest rate spread(2)			3.56%			3.67%
Net interest income		$25,340			$21,041

Net interest margin(3)			3.85%			3.96%

(1)
Includes average outstanding balances of loans held for sale of $3,569, and $2,185 for the twelve months ended December 31, 2014, and December 31, 2013, respectively.

(2)
Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

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

	For the Year Ended December 31, 2014 compared to 2013
	Increase (Decrease) due to
	Volume	Rate	Total
	(Dollars in thousands) (Unaudited)
Interest-earning assets:
Total loans	$5,900	$(1,419)	$4,481
Securities available for sale	198	28	226
Interest-earning deposits in other banks	5	45	50

Total increase (decrease) in interest income	6,103	(1,346)	4,757

Interest-bearing liabilities:
Interest-bearing deposits	446	(232)	214
Advances from FHLB	12	(84)	(72)
Other borrowings	97	219	316

Total increase (decrease) in interest expense	555	(97)	458

Increase (decrease) in net interest income	$5,548	$(1,249)	$4,299

Provision for Loan Losses

        Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see "—Financial Condition—Allowance for loan losses." The provision for loan losses was $1.4 million for the year ended December 31, 2014, compared to $1.9 million for the same period in 2013, a decrease of $460,000 or 24.4%. The decrease in provision expense was due to a reduction in the level of specific reserves needed to cover classified loans and a lower amount of expense required to replenish the reserve from the net charge-off to loans. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.

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

        The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
			Increase (Decrease)
	2014	2013
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$833	$726	$107
Gain on sales of loans held for sale	641	632	9
Gain on sales of other real estate owned	10	20	(10)
Bank-owned life insurance income	427	385	42
Gain on sales of investment securities	34	—	34
Other	551	628	(77)

Total noninterest income	$2,496	$2,391	$105

        Noninterest income for the year ended December 31, 2014 increased $105,000 or 4.4% to $2.5 million compared to noninterest income of $2.4 million for the same period in 2013. The primary components of the increase were as follows:

        Service charges on deposit accounts.    We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $833,000 for the year ended December 31, 2014, an increase of $107,000 over the same period in 2013. This increase was primarily attributable to increased debit card fees and deposit account analysis service charges.

        Gain on sales of loans.    We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $45.4 million for the the year ended December 31, 2014 compared to $35.9 million for the year ended December 31, 2013. Income from the sales of loans was $641,000 for the the year ended December 31, 2014 compared to $632,000 for the same period of 2013. This increase of $9,000 was primarily due to increases in the number of loans sold but was offset by a reduction in the average gain per sale. For the year ended December 31, 2014, 112 loans were sold at an average gain of $5,700 per loan compared to 109 loan sales at an average gain of $5,800 per loan for the same period of 2013.

        Gain on sales of other real estate owned.    Gain on sales of other real estate owned was $10,000 for the year ended December 31, 2014 and $20,000 in 2013. Five properties were sold in 2014 and six properties were sold in 2013.

        Bank-owned life insurance income.    We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance increased $42,000 for the the year ended December 31, 2014, compared to the same period in 2013. The increase in income was primarily attributable to the purchase of $5.0 million in additional bank-owned life insurance on March 25, 2013. We earned tax equivalent yields on these policies of 4.85% for the the year ended December 31, 2014, compared to 5.42% for the same period in 2013. The decline in yield over the period was the result of a decline in market interest rates.

        Other.    This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income decreased $77,000 or 12.3% for the the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease of $12,000 in wire transfer fees and a decrease $52,000 in revenue from other real estate owned.

Noninterest Expense

        Generally, noninterest expense is composed of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

        The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,
			Increase (Decrease)
	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$10,037	$9,084	$953
Non-staff expenses:
Occupancy of bank premises	1,863	1,694	169
Depreciation and amortization	1,339	1,266	73
Data processing	881	729	152
FDIC assessment fees	421	378	43
Legal fees	125	80	45
Other professional fees	1,044	574	470
Advertising and promotions	186	142	44
Utilities and telephone	286	295	(9)
Other real estate owned expenses and write-downs	210	399	(189)
Other	2,111	1,723	388

Total noninterest expense	$18,503	$16,364	$2,139

        Noninterest expense for the the year ended December 31, 2014 increased $2.1 million or 13.1% to $18.5 million compared to noninterest expense of $16.4 million for the same period in 2013. The most significant components of the increase were as follows:

        Salaries and employee benefits.    Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $10.0 million for the the year ended December 31, 2014, an increase of $953,000 or 10.5% compared to the same period in 2013. The increase was primarily attributable to the addition of six full-time equivalent employees since December 31, 2013. As of December 31, 2014, we had 121 full-time employees and four part-time employees. Salaries and employee benefits included $455,000 and $323,000 in stock-based compensation expense for the year ended December 31, 2014 and 2013, respectively.

        Occupancy of bank premises.    Our expense associated with occupancy of bank premises was $1.9 million for the the year ended December 31, 2014 compared to $1.7 million for the same period of 2013. The increase of $169,000 or 10.0% was due primarily to lease expense increase of $92,000 related to an additional 3,500 square feet resulting from the expansion of our corporate office space, a $63,000 increase in common area maintenance expense, and a $23,000 increase in grounds maintenance.

        Depreciation and amortization.    Depreciation and amortization costs were $1.3 million for the the year ended December 31, 2014 and 2013. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $1,045,000 and $972,000 for the the year ended December 31, 2014 and 2013, respectively, as well as intangible asset amortization of $294,000 for the same periods.

        Data processing.    Data processing expenses were $881,000 for the the year ended December 31, 2014 and $729,000 for the same period in 2013. The increase of $152,000 or 20.9% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

        FDIC assessment fees.    Our FDIC assessment fees were $421,000 and $378,000 for the the year ended December 31, 2014 and 2013, respectively. The increase of $43,000 or 11.4% was a result of the growth in assets over this period.

        Legal fees.    Legal fees were $125,000 and $80,000 for the the year ended December 31, 2014 and 2013, respectively. The increase of $45,000 or 56.3% was due to an increase in loan work-out related legal support.

        Other professional fees.    Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $1.0 million and $574,000 for the the year ended December 31, 2014 and 2013, respectively. This increase of $470,000 or 81.9% was primarily attributable to increases in audit and accounting fees of $260,000 for services related to our initial public offering, compensation consulting services of $93,000, and information technology support service inceases of $78,000.

        Other real estate owned expenses and write-downs.    Expenses related to other real estate owned were $210,000 and $399,000 for the the year ended December 31, 2014 and 2013, respectively. The decrease of $189,000 or 47.4% was due to a reduction in the number of properties comprising other real estate owned and in related property write-downs. The bank sold five other real estate owned properties and foreclosed on two additional properties between December 31, 2013 and December 31, 2014 reducing the number of properties held from five as of December 31, 2013, to two as of December 31, 2014. In addition, we had no write-downs of other real estate owned for the the year ended December 31, 2014, compared to a write-down of $249,000 related to a commercial retail property for the year ended December 31, 2013.

        Other.    This category includes operating and administrative expenses including small hardware and software purchases, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $388,000 or 22.5% to $2.1 million for the the year ended December 31, 2014, compared to $1.7 million for the same period in 2013 primarily related to an increase in business development related expenses required to support our marketing efforts, directors fees, software expenses, and security expenses.

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

        For the the year ended December 31, 2014, income tax expense totaled $2.7 million, an increase of $928,000 or 52.2% compared to $1.8 million for the same period in 2013. The increase was primarily attributable to the $2.7 million increase in net operating income from $5.2 million for the year ended December 31, 2013 to $7.9 million for the same period in 2014. Our effective tax rates for the the year ended December 31, 2014 and 2013 were 34.2% and 34.3%, respectively. Our effective tax rates for both periods were affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses.

  Quarterly Financial Information

        The following table presents certain unaudited consolidated quarterly financial information regarding the Company's results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2014 and 2013. This information should be read in conjunction with the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2014 and December 31, 2013 appearing elsewhere in this Annual Report on Form 10-K.

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$7,607	$7,434	$6,813	$6,405
Interest expense	775	732	693	719

Net interest income	6,832	6,702	6,120	5,686
Provision for loan losses	326	420	425	252

Net interest income after provision for loan losses	6,506	6,282	5,695	5,434
Noninterest income	656	630	640	570
Noninterest expense	4,679	4,830	4,460	4,534
Provision for income tax	793	723	677	512

Net income	$1,690	$1,359	$1,198	$958

Comprehensive income	$1,742	$1,285	$1,396	$928

Basic earnings per share	$0.18	$0.21	$0.19	$0.15
Diluted earnings per share	$0.18	$0.21	$0.18	$0.15

	For the Three Months Ended 2013
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$6,292	$5,951	$5,758	$5,501
Interest expense	642	603	612	604

Net interest income	5,650	5,348	5,146	4,897
Provision for loan losses	500	375	510	498

Net interest income after provision for loan losses	5,150	4,973	4,636	4,399
Noninterest income	565	520	709	597
Noninterest expense	4,209	4,049	4,045	4,062
Provision for income tax	510	492	459	315

Net income	$996	$952	$841	$619

Comprehensive income	$937	$888	$540	$590

Basic earnings per share	$0.17	$0.16	$0.15	$0.10
Diluted earnings per share	$0.17	$0.16	$0.14	$0.10

Results of Operations For the Years Ended December 31, 2013 and 2012

Net Interest Income

        For additional information on net interest income and how we measure and monitor it, see "—Results of Operations for the Fiscal Years Ended December 31, 2014 and 2013—Net Interest Income."

        2013 vs. 2012.    Net interest income for 2013 was $21.0 million compared to $19.1 million for 2012, an increase of $1.9 million or 9.95%. The increase in net interest income was primarily due to a $2.1 million or 9.8% increase in interest income, which was partially offset by a $164,000 or 7.1% increase in interest expense. The growth in interest income was primarily attributable to a $91.5 million or 26.7% increase in average loans outstanding for the year ended December 31, 2013, compared to 2012, partially offset by a 0.62% decrease in the yield on interest-earning assets. The increase in average loans outstanding was due to an increase in new customer accounts and an increase in existing customer balances. The decrease in the average yield on the loan portfolio was primarily due to the low interest rate environment and its impact on competitive loan pricing. While we experienced significant growth in average loan balances, market yields on new loan originations were below the average yield of amortizing or paid-off loans. Due to the continued impact of new loan growth and the runoff of higher yielding loan balances, we anticipate continued interest rate pressure on our total interest-earning assets. The decline in average loan yields is also the result of a reduction in deferred loan fees and a declining purchase discount accretion. Interest income on loans was $22.8 million for 2013, an increase of $2.2 million or 10.7% compared to 2012 due to the increase in average loans outstanding. Interest income on securities was $613,000 during 2013, a decrease of $42,000 over 2012, due to the continued low rate environment. Investment portfolio purchases during 2013 were targeted short duration, low price risk mortgage-backed securities, which provided lower yields.

        Interest expense was $2.5 million for 2013, an increase of $164,000 over 2012. Average interest-bearing deposits increased $44.0 million for 2013 compared to 2012, $36.7 million of which resulted from increases in money market balances. The average rate on interest-bearing deposits decreased from 0.74% to 0.71% for the same period, resulting in a $29,000 decrease in related interest expense. Average certificates and other time deposits increased $7.8 million for 2013 compared to 2012, $5.0 million of which resulted from the purchase of six month brokered deposits, and the average rate decreased from 1.10% to 1.06% for the same period, resulting in a decrease in related interest expense of $48,000.

        Net interest income was also materially impacted by a $49.3 million or 35.4% increase in average noninterest-bearing deposits during 2013, which was primarily attributable to growth in customer relationships and noninterest- bearing checking accounts. Total cost of funds decreased 0.12% to 0.44% for the year ended December 31, 2013 from 0.56% for the year ended December 31, 2012. Net interest margin, defined as net interest income divided by average interest-earning assets, for 2013 was 3.96%, a decrease of 0.54% compared to 4.50% for 2012.

        The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances for 2013 and 2012 are daily average balances. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	2013			2012
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$433,612	$22,755	5.25%	$342,130	$20,619	6.03%
Securities available for sale	37,066	613	1.65	34,496	655	1.90
Investment in subsidiary	93	2	2.15	93	8	8.60
Interest-earning deposits in financial institutions	60,931	132	0.22	47,813	108	0.23

Total interest-earning assets	531,702	23,502	4.42	424,532	21,390	5.04
Allowance for loan losses	(4,047)			(1,924)
Noninterest-earning assets	56,411			50,185

Total assets	$584,066			$472,793

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$311,162	$2,207	0.71%	$259,278	$1,911	0.74%
Advances from FHLB	14,932	190	1.27	10,000	314	3.14
Other borrowings	3,207	63	1.96	3,093	72	2.33

Total interest-bearing liabilities	329,301	2,460	0.75	272,371	2,297	0.84

Noninterest-bearing liabilities:
Noninterest-bearing deposits	188,405			139,128
Other liabilities	1,714			1,400

Total noninterest-bearing liabilities	190,119			140,528
Stockholders' equity	64,646			59,894

Total liabilities and stockholders' equity	$584,066			$472,793

Net interest rate spread(2)			3.67%			4.20%
Net interest income		$21,042			$19,093

Net interest margin(3)			3.96%			4.50%

(1)
Includes average outstanding balances of loans held for sale of $2.2 million, $741,000 for 2013 and 2012, respectively.

(2)
Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)
Net interest margin is equal to net interest income divided by average interest-earning assets.

        The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	For the Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,513	$(3,377)	$2,136
Securities available for sale	49	(91)	(42)
Investment in subsidiary	—	(6)	(6)
Interest-earning deposits in other banks	30	(6)	24

Total increase (decrease) in interest income	$5,592	$(3,480)	$2,112

Interest-bearing liabilities:
Interest-bearing deposits	$327	$(31)	$296
Advances from FHLB	155	(279)	(124)
Other borrowings	3	(12)	(9)

Total increase (decrease) in interest expense	485	(322)	163

Increase (decrease) in net interest income	$5,107	$(3,158)	$1,949

Provision for Loan Losses

        The provision for loan losses for the year ended December 31, 2013 was $1.9 million compared to $3.0 million for the year ended December 31, 2012. The decrease in provision expense was due to a reduction in the level of specific reserves needed to cover classified loans and a lower amount of expense required to replenish the reserve from the net charge-off of loans. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio. Net charge-offs for the years ended December 31, 2013 and 2012 were $103,000 and $727,000, respectively. This decrease of 86.0% reflected a decrease in gross charge-offs from $801,000 for the year ended December 31, 2012 to $240,000 for the year ended December 31, 2013 and an increase in recoveries from $74,000 for the year ended December 31, 2012 to $137,000 for the year ended December 31, 2013. The decrease in net charge-offs was largely a result of improvement in the quality of our loan portfolio.

Noninterest Income

        For the year ended December 31, 2013, noninterest income totaled $2.4 million, an increase of $744,000 or 45.2% compared to 2012. The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	Increase (Decrease)
	2013	2012	2013 v 2012
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$726	$700	$26
Gain on sales of loans	632	248	384
Gain on sales of other real estate owned	20	61	(41)
Bank-owned life insurance income	385	180	205
Gain on sales of investment securities	—	—	—
Other	628	458	170

Total noninterest income	$2,391	$1,647	$744

        Service charges on deposit accounts.    Service charges on deposit accounts increased $26,000 or 3.7% in 2013 compared to 2012 primarily due to the increase in the number of deposit accounts from organic deposit growth. The number of deposit accounts grew to 8,222 from 7,539 an increase of 683 or 9.1% between December 31, 2012 and December 31, 2013.

        Gain on sales of loans.    Gain on sales of loans increased $384,000 or 154.8% in 2013 compared to 2012 due to an increase in the number of mortgage loans sold in 2013 compared to 2012. We began originating mortgage loans for sale in April 2012. Accordingly, our 2013 results reflect a full year of income related to the sale of mortgage loans. We sold 109 loans in 2013 with an average gain on sale of $5,800, compared to 40 loans in 2012 with an average gain on sale of $6,200.

        Gain on sales of other real estate owned.    The decrease of $41,000 in gain on sales of other real estate owned for 2013 compared to 2012 was due to market conditions resulting losses taken on five out of six properties sold in 2013. Losses were offset by a gain of $68,000 on 18 lots of a residential development held as other real estate owned.

        Bank-owned life insurance.    Income from bank-owned life insurance income increased $205,000 or 113.9% in 2013 compared to 2012 due to the purchase of $5.0 million of additional bank-owned life insurance in March 2013

        Gain on sales of investment securities.    We had no gain on the sale of securities in 2013 or 2012.

        Other.    Other noninterest income increased $170,000 or 37.1% in 2013 compared to 2012 due primarily to an increase of $98,000 in wire transfer fees, an increase of $20,000 in Federal Reserve stock dividends, and an increase in income generated from other real estate owned rental income of $31,000, as well as an increase in certain customer fees.

Noninterest Expense

        For the year ended December 31, 2013, noninterest expense totaled $16.4 million, an increase of $192,000 or 1.2% compared to nonninterest expense for year ended December 31,2012 of $16.2 million. The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,		Increase (Decrease)
	2013	2012	2013 v 2012
	(Dollars in thousands)
Salaries and employee benefits	$9,084	$9,205	$(121)
Non-staff expenses:
Occupancy of bank premises	1,694	1,546	148
Depreciation and amortization	1,266	1,059	207
Data processing	729	880	(151)
FDIC assessment fees	378	234	144
Legal fees	80	380	(300)
Other professional fees	574	668	(94)
Advertising and promotions	142	167	(25)
Utilities and telephone	295	399	(104)
Other real estate owned expenses and writedowns	399	175	224
Other	1,723	1,459	264

Total noninterest expense	$16,364	$16,172	$192

        Salaries and employee benefits.    Salaries and employee benefits decreased by $121,000 between 2012 and 2013 primarily as a result of an increase in deferred compensation costs in accordance with ASC 310-20, "Nonrefundable Fees and Other Costs." ASC 310-20 requires that direct loan origination costs and related loan origination fees be deferred and the resulting net fee or cost amortized or accreted to interest income as an adjustment of the loan yield. The increase in deferred compensation cost was partially offset by a $450,000 increase in salaries and a $660,000 increase in stock and incentive pay due to additional full-time employees and higher incentive cost related to growth in loans and income.

        Occupancy of bank premises.    Occupancy expenses were $1.7 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. The increase of $148,000 or 9.6% for 2013 compared to 2012 was due primarily to increased rent and leasehold improvements related to relocating the corporate office and Preston Center branch in July 2012.

        Depreciation and amortization.    Depreciation and amortization costs were $1.3 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $972,000 and $764,000 for the years ended December 31, 2013 and 2012, respectively, as well as intangible asset amortization of $294,000 and $295,000 for these same periods, respectively. The increase of $207,000 or 19.5% for 2013 compared to 2012 was due to depreciation from additional furniture and technology equipment purchases required to support our expansion and build the infrastructure needed for growth in the volume of our business.

        Data processing.    Data processing expenses were $729,000 and $880,000 for the years ended December 31, 2013 and 2012, respectively. These expenses decreased $151,000 or 17.2% in 2013 due to one-time project related expenses in 2012. Partially offsetting the decrease in expense in 2013, was an increase in transaction volumes associated with deposit growth.

        Legal fees.    Legal fees were $80,000 and $380,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in legal fees of $300,000, or 78.9%, for 2013 compared with 2012 was due in part to the completion of our conversion to a state chartered bank in 2012, and no acquisitions in 2013.

        FDIC assessment fees.    FDIC assessment fees were $378,000 and $234,000 for the years ended December 31, 2013 and 2012, respectively. The increase of $144,000, or 61.5% for 2013 compared to 2012 was due to an increase in our average consolidated assets and average tangible equity, the two components of the assessment base.

        Other professional fees.    Other professional fees, which includes audit, loan review, regulatory assessments, and IT professional services, were $574,000 and $668,000 for the years ended December 31, 2013 and 2012, respectively. The decrease of $94,000 or 14.1% for 2013 was due to IT support fees related to network infrastructure projects during 2012.

        Other real estate owned expense and write-downs.    Expenses related to other real estate owned increased $224,000 or 128.0% in 2013 compared to 2012 due to write-downs of $249,000 taken on four properties in 2013 and other miscellaneous expenses relating to the upkeep and maintenance of these types of properties

        Other.    Other noninterest income increased $264,000 or 18.1% in 2013 compared to 2012 due primarily to business development expenses required to support sales activities in these years.

Income Tax Expense

        For the year ended December 31, 2013, income tax expense was $1.7 million compared to $136,000 for the year ended December 31, 2013. The increase in income tax expense of $1.6 million was primarily attributable to the $3.6 million increase in net operating income during 2013. Our effective income tax rates for the years ended December 31, 2013 and 2012 were 34.3% and 8.4%, respectively, compared to the U.S. statutory rate of 34% for each year.

        Our effective tax rate for 2013 was essentially the same as the statutory rate because our tax-exempt bank-owned life insurance earnings were approximately equal to our other non-deductible expenses. Our effective tax rate for the year ended December 31, 2012 was affected primarily by tax- exempt bank-owned life insurance earnings and the reversal of our deferred tax asset valuation allowance.

Financial Condition

        Our total assets were $802.3 million, $665.0 and $524.1 million as of December 31 for the years ending 2014, 2013 and 2012, respectively. Assets increased $137.3 million or 20.6% from December 31, 2013 to December 31, 2014 and $140.9 million or 26.9% and from December 31, 2012 to December 31, 2013. Our asset growth was due to the successful execution of our strategy of establishing deep relationships in the Dallas metropolitan area resulting in new customer accounts and growth in balances from existing loan and deposit customers.

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

        As of December 31, 2014, total loans were $603.3 million, an increase of $108.0 or 21.8% million compared to $495.3 million as of December 31, 2013. The increase was primarily due to our continued penetration in our primary market area. In addition to these amounts, $8.9 million and $2.1 were loans classified as held for sale as of December 31, 2014 and December 31, 2013, respectively.

        Total loans as a percentage of deposits were 94.5% and 86.3% as of December 31, 2014 and December 31, 2013, respectively. Total loans as a percentage of assets were 75.2% and 74.5% as of December 31, 2014 and December 31, 2013 , respectively.

        The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$207,101	34.3%	$160,823	32.5%	$123,779	31.1%	$83,381	28.0%	$28,369	28.1%
Real estate:
Construction and land	69,966	11.6	47,643	9.6	41,497	10.4	38,291	12.9	10,603	10.5
Farmland	10,528	1.7	11,656	2.4	6,281	1.6	5,211	1.7	1,141	1.1
1 - 4 family residential	105,788	17..5	86,908	17.5	71,875	18.1	51,356	17.2	26,431	26.2
Multi-family residential	9,964	1.7	11,862	2.4	12,997	3.3	14,360	4.8	2,088	2.1
Nonfarm nonresidential	195,839	32.5	171,451	34.6	134,449	33.8	92,913	31.2	28,211	28.0
Consumer	4,124	0.7	4,927	1.0	6,858	1.7	12,505	4.2	4,079	4.0

Total loans held for investment	$603,310	100.0%	$495,270	100.0%	$397,736	100.0%	$298,017	100.0%	$100,922	100.0%

Total loans held for sale	$8,858		$2,051		$2,818		$—		$—

        Commercial loans.    Our commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

        Commercial loans increased $46.3 million or 28.8% to $207.1 million as of December 31, 2014 from $160.8 million as of December 31, 2013. The increase in lending activity was due to a relatively robust business environment in our primary market area and the efforts of our relationship-based lenders who leveraged these growth opportunities.

        Construction and land.    Our construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout North Texas and are generally diverse in terms of type.

        Construction and land loans increased $22.3 million or 46.9% to $70.0 million as of December 31, 2014 from $47.6 million as of December 31, 2013. The increase in lending activity was due to a robust business environment in our primary market area and the continued efforts of our relationship-based lenders.

        1-4 family residential.    Our 1-4 family residential loans are comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

        1-4 family residential loans increased $18.9 million or 21.7% to $105.8 million as of December 31, 2014 from $86.9 million as of December 31, 2013. This increase resulted from an increase in market demand due to growth in the housing market in our primary market area.

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

        Nonfarm nonresidential loans increased $24.3 million or 14.2% to $195.8 million as of December 31, 2014 from $171.5 million as of December 31, 2013. This increase resulted from increased loan demand and favorable market conditions.

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

        The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2014
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$82,440	$99,262	$25,399	$207,101
Real estate:
Construction and land	37,183	21,429	11,354	69,966
Farmland	2,530	7,462	536	10,528
1 - 4 family residential	8,752	67,633	29,403	105,788
Multi-family residential	466	8,696	802	9,964
Nonfarm nonresidential	14,558	144,393	36,888	195,839
Consumer	1,458	2,235	431	4,124

Total loans	$147,387	$351,110	$104,813	$603,310

Amounts with fixed rates	$35,867	$186,000	$39,612	$261,479
Amounts with floating rates	$111,520	$165,110	$65,201	$341,831

	As of December 31, 2013
	One Year or Less	One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial	$70,021	$72,156	$18,646	$160,823
Real estate:
Construction and land	21,071	23,776	2,796	47,643
Farmland	863	9,620	1,173	11,656
1 - 4 family residential	10,427	45,211	31,270	86,908
Multi-family residential	2,604	7,968	1,290	11,862
Nonfarm nonresidential	15,861	123,846	31,744	171,451
Consumer	1,803	2,656	468	4,927

Total loans	$122,650	$285,233	$87,387	$495,270

Amounts with fixed rates	$36,610	$158,114	$29,125	$223,849
Amounts with floating rates	$86,040	$127,119	$58,262	$271,421

Nonperforming Assets

        Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

        We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $541,000 in nonperforming assets as of December 31, 2014 compared to $2.9 million in nonperforming assets as of December 31, 2013. We had $436,000 in nonperforming loans as of December 31, 2014 compared to $1.1 million as of December 31, 2013.

        The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans(1)	$436	$1,117	$1,211	$—	$364
Accruing loans 90 or more days past due	—	9	93	153	—

Total nonperforming loans	436	1,126	1,304	153	364

Other real estate owned:
Commercial real estate, construction, land and land development	55	1,797	2,438	729	319
Residential real estate	50	—	—	—	—

Total other real estate owned	105	1,797	2,438	729	319

Total nonperforming assets	$541	$2,923	$3,742	$882	$683

Restructured loans—non-accrual	$597	$1,611	$1,525	$—	$—
Restructured loans—accruing	$1,080	$2,465	$1,156	$—	$—
Ratio of nonperforming loans to total loans	0.07%	0.23%	0.33%	0.05%	0.36%
Ratio of nonperforming assets to total assets	0.07%	0.44%	0.71%	0.20%	0.35%

(1)
Does not include purchased credit impaired loan of $541,000 and $569,000 as of December 31, 2014 and December 31, 2013.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$76	$—	$—	$—
Farmland	—	—	—	—	—
1 - 4 family residential	—	1,041	879	—	—
Multi-family residential	—	—	—	—	—
Nonfarm residential	375	—	331	—	—
Commercial	34	—	—	—	—
Consumer	27	—	1	—	—

Total	$436	$1,117	$1,211	$—	$364	(1)

(1)
Classification by category was not available for 2010 data.

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

        The following table summarizes our internal ratings of our loans, including purchase credit impaired loans, as of the dates indicated.

	As of December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124

Total	$600,773	$672	$1,865	$—	$603,310

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$46,998	$—	$645	$—	$47,643
Farmland	11,656	—	—	—	11,656
1 - 4 family residential	85,649	—	1,259	—	86,908
Multi-family residential	11,862	—	—	—	11,862
Nonfarm nonresidential	171,371	—	80	—	171,451
Commercial	158,919	731	1,173	—	160,823
Consumer	4,878	7	42	—	4,927

Total	$491,333	$738	$3,199	$—	$495,270

Allowance for loan losses

        We maintain an allowance for loan losses that represents management's best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to "—Critical Accounting Policies— Loans and Allowance for Loan Losses."

        In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

  •
  for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

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

  •
  for 1-4 family residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

  •
  for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

        As of December 31, 2014, the allowance for loan losses totaled $6.0 million or 0.99% of total loans. As of December 31, 2013, the allowance for loan losses totaled $5.0 million or 1.01% of total loans. Ending balances for the purchase discount related to non-impaired acquired loans were $185,000, and $667,000 December 31, 2014 and 2013, respectively. Purchase credit impaired loans are not considered nonperforming loans. Purchase credit impaired loans had no purchase discount outstanding as of December 31, 2014 and December 31, 2013.

        The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Average loans outstanding	$546,041	$433,612	$342,130	$217,064	$91,948

Gross loans outstanding at end of period(1)	$603,310	$495,270	$397,736	$298,017	$100,922

Allowance for loan losses at beginning of period	$5,018	$3,238	$1,012	$166	$—
Provision for loan losses	1,423	1,883	2,953	960	166
Charge-offs:
Real estate:
Construction, land and farmland	(28)	—	—	—	—
Residential	(30)	(85)	(265)	(54)	—
Nonfarm non-residential	—	—	(231)	—	—
Commercial	(448)	(110)	(172)	(77)	—
Consumer	(4)	(45)	(133)	(18)	—

Total charge-offs	(510)	(240)	(801)	(149)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	—	60	—	22	—
Nonfarm non-residential	2	—	—	—	—
Commercial	46	32	61	3	—
Consumer	2	45	13	10	—

Total recoveries	50	137	74	35	—
Net charge-offs	(460)	(103)	(727)	(114)	—

Allowance for loan losses at end of period	$5,981	$5,018	$3,238	$1,012	$166

Ratio of allowance to end of period loans	0.99%	1.01%	0.81%	0.34%	0.16%
Ratio of net charge-offs to average loans	0.08%	0.02%	0.21%	0.05%	—

(1)
Excluding loans held for sale of $8.9 million, $2.1 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no loans held for sale as of December 31, 2011 and 2010.

        We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2010 to December 31, 2014. Loan balances increased from $100.9 million as of December 31, 2010, to $603.3 million as of December 31, 2014. Our provision has increased consistently with the growth in our loan portfolio during the same period. Further, charge-offs have been immaterial, representing less than 0.25% of total loan balances during the same period.

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

	As of December 31,
	2014		2013(2)		2012(2)		2011(3)		2010(1)
	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total	Amount	Percent to Total
	(Dollars in thousands)
Real estate:
Construction and land(2)	$675	11.3%	$660	13.2%	$455	14.1%	n/a	n/a	n/a	n/a
Farmland(2)	94	1.6	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
1 - 4 family residential	1,077	18.0	861	17.1	672	20.8	n/a	n/a	n/a	n/a
Multi-family residential	89	1.5	109	2.2	83	2.6	n/a	n/a	n/a	n/a
Nonfarm nonresidential	1,890	31.6	1,726	34.4	1,028	31.7	n/a	n/a	n/a	n/a

Total real estate(3)	3,825	64.0	3,356	66.9	2,238	69.2	$660	65.2%	n/a	n/a
Commercial	2,092	34.9	1,585	31.6	947	29.2	317	31.3	n/a	n/a
Consumer	64	1.1	77	1.5	53	1.6	35	3.5	n/a	n/a

Total allowance for loan losses	$5,981	100.0%	$5,018	100.0%	$3,238	100.0%	$1,012	100.0%	$166	100.0%

(1)
In 2010, allowance for loan losses not available by category.

(2)
In 2013 and 2012, allowance for loan loss related to farmland was included in the construction and land category.

(3)
In 2011, we did not break out allowance for loan loss by category for real estate loans.

Securities

        As of December 31, 2014, the carrying amount of investment securities totaled $45.1 million, a decrease of $477,000 or 1.0% compared to $45.6 million as of December 31, 2013. The balance in our securities portfolio as of December 31, 2013 represented an increase of $16.1 million or 54.4% compared to $29.5 million as of December 31, 2012. The increases in our investment securities were funded primarily from increases in deposits. Securities represented 5.6%, 6.9% and 5.6% of total assets as of December 31, 2014 , 2013 and 2012, respectively.

        Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders' equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149

Total	$44,867	$417	$157	$45,127

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$2,019	$—	$95	$1,924
Corporate bonds	1,445	35	—	1,480
Municipal securities	934	24	—	958
Mortgage-backed securities	24,898	220	187	24,931
Collateralized mortgage obligations	14,898	158	141	14,915
Asset-backed securities	1,370	26	—	1,396

Total	$45,564	$463	$423	$45,604

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$—	$—	$—	$—
Corporate bonds	1,435	31	4	1,462
Municipal securities	904	40	—	944
Mortgage-backed securities	15,006	448	—	15,454
Collateralized mortgage obligations	9,867	193	15	10,045
Asset-backed securities	1,600	33	—	1,633

Total	$28,812	$745	$19	$29,538

        All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt- A, or second lien elements in our investment portfolio. As of December 31, 2014, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands) (Unaudited)
U.S. government agencies	$—	—%	$944	1.63%	$937	1.83%	$—	—%	$1,881	1.73%
Corporate bonds/Certificates of deposit	500	2.49	—	—	—	—	—	—	500	2.49
Municipal securities	—	—	987	3.25	—	—	—	—	987	3.25
Mortgage-backed securities	—	—	25,140	1.78	3,543	0.95	88	1.60	28,771	1.68
Collateralized mortgage obligations	357	3.43	9,254	2.20	2,228	1.70	—	—	11,839	2.14
Asset-backed securities	174	0.50	—	—	975	0.90	—	—	1,149	0.84

Total	$1,031	2.48%	$36,325	1.93%	$7,683	1.27%	$88	1.60%	$45,127	1.82%

	As of December 31, 2013
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$—	—%	$1,924	1.57%	$—	—%	$1,924	1.57%
Corporate bonds/Certificates of deposit	—	—	1,480	2.17	—	—	—	—	1,480	2.17
Municipal securities	—	—	958	3.25	—	—	—	—	958	3.25
Mortgage-backed securities	—	—	20,794	1.83	4,046	1.21	91	1.60	24,931	1.73
Collateralized mortgage obligations	719	1.18	9,863	2.32	3,411	2.24	922	0.50	14,915	2.15
Asset-backed securities	—	—	418	0.46	978	1.00	—	—	1,396	0.83

Total	$719	1.18%	$33,513	2.01%	$10,359	1.60%	$1,013	0.60%	$45,604	1.88%

        The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.04 years with an estimated effective duration of 2.19 years as of December 31, 2014.

        As of December 31, 2014 and December 31, 2013, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders' equity as of such respective dates.

        The average yield of the securities portfolio was 1.71% during 2014 compared to 1.65% during 2013. The increase in average yield during 2014 compared to 2013 was primarily due to the the slower speed of prepayments resulting in a reduction of premium amortization in our mortgage-backed securities and collateralized mortgage obligation portfolios.

Deposits

        We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

        Total deposits as of December 31, 2014 were $638.7 million, an increase of $64.8 million or 11.3% compared to $573.9 million as of December 31, 2013 due primarily to increases of $32.1 million, $16.9 and $17.4 million in our noninterest-bearing deposit accounts, money market accounts, and interest bearing checking accounts respectively. Total deposits as of December 31, 2013 were $573.9 million, an increase of $126.0 million or 28.1% compared to December 31, 2012 due primarily to increases of $48.5 million and $61.0 million in our noninterest-bearing deposit accounts and money market accounts, respectively. We believe our deposit growth was primarily due to our continued penetration in our primary market area and the increase in commercial lending relationships for which we also seek deposit balances.

        Noninterest-bearing deposits as of December 31, 2014 were $251.1 million compared to $219.0 million as of December 31, 2013, an increase of $32.1 million or 14.7%. The December 31, 2013 balance for noninterest-bearing deposits represented an increase of $48.5 million or 28.4% compared to $170.5 million as of December 31, 2012.

        Interest-bearing checking account balances as of December, 2014 were $57.6 million compared to $40.2 million as of December 31, 2013, an increase of $17.4 million or 43.3%. The December 31, 2013 balance for interest-bearing checking accounts represented an increase of $5.1 million or 15.0% compared to $35.0 million as of December 31, 2012.

        Average deposits for the the year ended December 31, 2014 were $604.9 million, an increase of $105.3 million or 21.1% over the full year average for the year ended December 31, 2013 of $499.6 million. Average deposits grew $101.2 million or 25.4% from $398.4 million for the year ended December 31, 2012. The average rate paid on total interest-bearing deposits decreased this period from 0.71% for the year ended December 31, 2013 to 0.65% for the the year ended December 31, 2014. The decreases in average rates were driven primarily by strategic reductions in money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.44% for the year ended December 31, 2013 and 0.40% for the the year ended December 31, 2014.

        The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$42.419	0.28%	$35,021	0.25%	$28,543	0.28%
Savings accounts	5,417	0.10	4,767	0.10	3,909	0.10
Money market accounts	227,050	0.59	174,878	0.62	138,138	0.62
Certificates and other time deposits > $100k	82,048	0.97	79,278	1.01	72,097	1.08
Certificates and other time deposits < $100k	17,140	0.89	17,218	1.07	16,591	1.04

Total interest-bearing deposits	374,074	0.65	311,162	0.71	259,278	0.74

Noninterest-bearing demand accounts	230,875		188,405		139,128

Total deposits	$604,949	0.46%	$499,567	0.44%	$398,406	0.48%

        Our ratio of average noninterest-bearing deposits to average total deposits was 38.2% and 37.7% for the years ended December 31, 2014 and December 31, 2013, respectively.

        Factors affecting the cost of funding our interest-bearing assets include the volume of noninterest and interest-bearing deposits, changes in market interest rates and economic conditions in our target markets and their impact on interest paid on our deposits, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.46% in 2014, 0.44% in 2013 and 0.56% in 2012. Average rates on interest-bearing deposits were 0.65% in 2014, 0.71% in 2013 and 0.74% in 2012.

        The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
1 year or less	$68,467	$65,069	$63,269
More than 1 year but less than 3 years	7,124	12,226	6,181
3 years or more but less than 5 years	3,926	4,183	2,296
5 years or more	—	—	—

Total	$79,517	$81,478	$71,746

Borrowings

        We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

        Federal Home Loan Bank advances.    The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2014 and December 31, 2013 and 2012, total borrowing capacity of $236.1 million, $227.6 million and $22.6 million, respectively, was available under this arrangement and $40.0 million, $15.0 million and $10.0 million, respectively, was outstanding with an average interest rate of 0.36% as of December 31, 2014, 0.80% as of December 31, 2013 and 3.13% as of December 31, 2012. Our current FHLB advances mature within three years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

        The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in Thousands)
December, 2014
Amount outstanding at year-end	$40,000
Weighted average interest rate at year-end	0.36%
Maximum month-end balance during the year	40,000
Average balance outstanding during the year	15,890
Weighted average interest rate during the year	0.74%
December 31, 2013
Amount outstanding at year-end	$15,000
Weighted average interest rate at year-end	0.80%
Maximum month-end balance during the year	15,000
Average balance outstanding during the year	14,932
Weighted average interest rate during the year	1.28%
December 31, 2012
Amount outstanding at year-end	$10,000
Weighted average interest rate at year-end	3.13%
Maximum month-end balance during the year	10,000
Average balance outstanding during the year	10,000
Weighted average interest rate during the year	3.13%

        Federal Reserve Bank of Dallas.    The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2014 and December 31, 2013 and 2012, $162.9 million, $127.1 million and $83.3 million, respectively, were available under this arrangement. As of December 31, 2014, approximately $201.2 million in commercial loans were pledged as collateral. As of December 31, 2014 and December 31, 2013 and 2012, no borrowings were outstanding under this arrangement.

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

        We own all of the outstanding common securities of the trust. The trust used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the trust's only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.

        The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of December 31, 2014 and 2013 was 2.09% and 2.10%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093	$3,093
Subordinated notes	4,981	4,979	—

Total	$8,074	$8,072	$3,093

Liquidity and Capital Resources

Liquidity

        Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the the year ended December 31, 2014 and the years ended December 31, 2013 and 2012, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We maintained two lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of December 31, 2014 and December 31, 2013 and $12.6 million as of December 31, 2012. There were no advances under these lines of credit outstanding as of December 31, 2014, December 31, 2013 and December 31, 2012.

        The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $713.0 million for the the year ended December 31, 2014,

$584.1 million for the year ended December 31, 2013 and $472.8 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2014	2013	2012
Sources of Funds:
Deposits:
Noninterest-bearing	32.4%	32.9%	32.6%
Interest-bearing	52.5	53.4	52.9
Advances from FHLB	2.2	2.2	1.9
Other borrowings	1.1	1.2	0.6
Other liabilities	0.3	0.3	0.2
Stockholders' equity	11.5	10.0	11.8

Total	100.0%	100.0%	100.0%

Uses of Funds:
Loans	76.5%	74.0%	75.8%
Securities available for sale	6.9	6.9	5.6
Interest-bearing deposits in other banks	8.9	10.2	8.6
Other noninterest-earning assets	7.7	8.9	10.0

Total	100.0%	100.0%	100.0%

Average noninterest-bearing deposits to average deposits	38.2%	37.7%	34.9%
Average loans to average deposits	90.3%	86.8%	85.9%

        Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 25.9% for the the year ended December 31, 2014 compared to the same period in 2013 and 26.7% for the year ended December 31, 2013 compared to the year ended December 31, 2012. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 4.04 years and an effective duration of 2.19 years as of December 31, 2014 and a weighted average life of 3.72 years and an effective duration of 2.17 years as of December 31, 2013.

        As of December 31, 2014, we had outstanding $144.2 million in commitments to extend credit and $818,000 in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2013, we had outstanding $92.8 million in commitments to extend credit and $210,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

        As of December 31, 2014 and December 31, 2013, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of December 31, 2014, we had cash and cash equivalents of $93.3 million compared to $76.6 million as of December 31, 2013. The $16.6 million increase in cash and cash equivalents is primarily the result of an excess in net cash generated from financing activities over net cash used in investing activities. Cash generated from financing activities was primarily made up of $41.2 in cash from generated from the sale of common stock in 2014, an additional $25.0 million FHLB advance and a $64.8 million increase in deposits. This was partially offset by several investment activities including the use of $109.0 million in cash used to fund loan originations and the purchase of an additional $7.0 million BOLI policy in 2014.

Capital Resources

        Total stockholders' equity increased to $113.3 million as of December 31, 2014, compared to $66.2 million as of December 31, 2013, an increase of $47.1 million or 71.1%. The increase was primarily a result of our net income of $5.2 million and the sale of common stock in our initial public offering in October 2014 and a private placement offering in January 2014. The offering of 3.1 million common shares at $13.00 per share in our initial public offering, resulted in a $35.8 million increase in total stockholders' equity net of offering costs. The private placement common equity capital offering of 508,000 shares increased total stockholders' equity by $5.4 million net of offering costs.

        Total stockholders' equity increased to $66.2 million as of December 31, 2013, compared to $61.9 million as of December 31, 2012, an increase of $4.3 million or 6.9%. This increase was primarily the result of our net income of $3.4 million and the sale of 120,363 additional shares of common stock representing $1.2 million of additional paid-in capital.

        For the years ended December 31, 2014 and 2013, we declared and paid cash dividends on our Series C preferred stock of $80,000, and $60,000, respectively. We purchased 10,000 shares of our common stock for $70,000 during the year ended December 31, 2013. We did not purchase any of our common stock for the the year ended December 31, 2014.

        Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution's financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See "Regulation and Supervision—Prompt Corrective Action" for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2014 and December 31, 2013, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

        The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,
	2014		2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk weighted assets)	$107,197	17.22%	$59,100	11.74%
Tier 1 capital (to risk weighted assets)	96,236	15.46	49,103	9.75
Tier 1 capital (to average assets)	96,236	12.66	49,103	8.06
Veritex Community Bank
Total capital (to risk weighted assets)	$79,616	12.79%	$57,275	11.37%
Tier 1 capital (to risk weighted assets)	73,635	11.83	52,257	10.37
Tier 1 capital (to average assets)	73,635	9.69	52,257	8.58

Contractual Obligations

        The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances and non-cancelable future operating leases. Future payments for FHLB advances will include interest of $239,000 in addition to the Advances in table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $40.0 million and $15.0 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.36% and mature on various dates during 2015, 2016 and 2018.

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$955	$1,783	$1,567	$1,717	$6,022
Time deposits	84,304	8,523	4,061	—	96,888
Advances from FHLB	25,000	10,000	5,000	—	40,000
Other borrowings	—	—	—	8,074	8,074
Standby and commercial letters of credit	418	—	400	—	818
Commitments to extend credit	59,625	46,206	7,827	30,566	144,224

Total	$170,302	$66,512	$18,855	$40,357	$296,026

	As of December 31, 2013
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,118	$991	$1,811	$3,284	$7,204
Time deposits	80,878	14,105	4,370	—	99,353
Advances from FHLB	—	10,000	5,000	—	15,000
Other borrowings	—	—	—	8,072	8,072
Standby and commercial letters of credit	210	—	—	—	210
Commitments to extend credit	52,477	20,360	3,035	16,955	92,827

Total	$134,683	$45,456	$14,216	$28,311	$222,666

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

	As of December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$418	$—	$400	$—	$818
Commitments to extend credit	59,625	46,206	7,827	30,566	144,224

Total	$60,043	$46,206	$8,227	$30,566	$145,042

	As of December 31, 2013
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$210	$—	$—	$—	$210
Commitments to extend credit	52,477	20,360	3,035	16,955	92,827

Total	$52,687	$20,360	$3,035	$16,955	$93,037

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management's credit evaluation of the customer.

Non-GAAP Financial Measures

        Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed herein as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

        The non-GAAP financial measures that we discuss herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures.

        Tangible Book Value Per Common Share.    Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders' equity less preferred stock, goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

        We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

        The following table reconciles, as of the dates set forth below, total stockholders' equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$113,312	$66,239	$61,860	$58,676	$33,019
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)	(8,000)	—

Book value	105,312	58,239	53,860	50,676	33,019
Goodwill	(19,148)	(19,148)	(19,148)	(19,148)	(10,409)
Intangible assets	(1,261)	(1,567)	(1,875)	(2,183)	(838)

Total tangible common equity	$84,903	$37,524	$32,837	$29,345	21,772

Common shares outstanding(1)	9,470,832	5,804,703	5,694,340	5,554,487	3,553,333
Book value per common share	$11.12	$10.03	$9.46	$9.12	$9.29
Tangible book value per common share	$8.96	$6.46	$5.77	$5.28	$6.13

(1)
Excludes the dilutive effect, if any, of 353,000, 750,000, 765,000 and 700,000 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2014, December 31, 2013, December 31, 2012, and December 31, 2011, respectively, and 145,000, 35,000, 40,000 and 26,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of December 31, 2014, December 31, 2013, December 31, 2012, and December 31, 2011, respectively.

        Tangible Common Equity to Tangible Assets.    Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders' equity to total assets.

        We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders' equity and assets while not increasing our tangible common equity or tangible assets.

        The following table reconciles, as of the dates set forth below, total stockholders' equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$113,312	$66,239	$61,860	$58,676	$33,019
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)	(8,000)	—
Goodwill	(19,148)	(19,148)	(19,148)	(19,148)	(10,409)
Intangible assets	(1,261)	(1,567)	(1,875)	(2,183)	(838)

Total tangible common equity	$84,903	$37,524	$32,837	$29,345	21,772

Tangible Assets
Total assets	$802,286	$664,971	$524,127	$437,820	$197,949
Adjustments:
Goodwill	(19,148)	(19,148)	(19,148)	(19,148)	(10,409)
Intangible assets	(1,261)	(1,567)	(1,875)	(2,183)	(838)

Total tangible assets	$781,877	$644,256	$503,104	$416,489	$186,702

Tangible Common Equity to Tangible Assets	10.86%	5.82%	6.53%	7.05%	11.66%

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

Loans and Allowance for Loan Losses

        Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

        The accrual of interest on loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

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

        Due to the growth of the Bank over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers' business and fluctuations in the value of real estate collateral. We consider delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning". As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

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

        Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At December 31, 2014 and 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

        Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

        Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

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

Emerging Growth Company

        The JOBS Act permits an "emerging growth company" to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have "opted out" of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

        ASU 2014-04 "Receivables (Topic 310)—Troubled Debt Restructurings by Creditors" ("ASU 2014-04") amends Topic 310 "Receivables" to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on our consolidated financial statements.

        ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on our consolidated financial statements.

        ASU 2014-11 "Transfers and Servicing (Topic 860)" ("ASU 2014-11") requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The amendments to ASU 2014-11 update the accounting for repurchase-to-maturity transactions and link repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales that are economically similar to repurchase agreements. The second disclosure provides added transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on our consolidated financial statements.

        ASU 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Market Risk

        As a financial institution, our primary component of market risk is interest rate volatility. Our asset, liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

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

        We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of our non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

        On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 6.0% for a 100 basis point shift, 12.0% for a 200 basis point shift, and 18.0% for a 300 basis point shift.

        The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of December 31, 2014		As of December 31, 2013
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
+300	8.08%	18.16%	5.68%	13.94%
+200	4.69%	13.32%	2.90%	10.48%
+100	1.66%	6.95%	0.59%	5.46%
Base	(0.19)%	0.00%	(0.48)%	0.00%
–100	(1.00)%	(0.52)%	(0.29)%	4.22%

        The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Impact of Inflation

        Our consolidated financial statements and related notes included elsewhere in this Annual Report have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements, the reports thereon, the notes thereto and supplementary data commence on page F-1 of this Annual Report on Form 10-K. See "Item 15—Exhibits and Financial Statement Schedules" below.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

        Changes in internal control over financial reporting.    There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

        Grant Thornton LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 included in this Annual Report on Form 10-K. Their report is included in "Item 15. Exhibits and Financial Statement Schedules" under the heading "Report of Independent Registered Public Accounting Firm." Also

included in this Annual Report on Form 10-K is the report of Whitley Penn LLP, an independent registered public accounting firm. JonesBaggett LLP, an independent registered public accounting firm, which audited our 2012 consolidated financial statements included in the Company's Registration Statement on Form S-1 and on Form S-8 and referenced in this Annual Report merged with Whitley Penn LLP as of November 1, 2014. The report of Whitley Penn LLP is included in "Item 15—Exhibits and Financial Statement Schedules" under the heading "Report of Independent Registered Public Accounting Firm." This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders, or the 2015 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

        Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers. The full text of our code of business conduct and ethics is posted on the investor relations page of our website which is located at www.veritexbank.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information called for by this item is set forth in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information called for by this item is set forth in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this item is set forth in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information called for by this item is set forth in our 2015 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements.

  2.
  Financial Statement Schedules.    All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report.

  3.
  Exhibits.

  Exhibit Index

        Each exhibit marked with an asterisk (*) is filed or furnished with this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated March 9, 2015, by and among Veritex Holdings, Inc., IBT Bancorp, Inc. and Independent Bank of Texas (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 9, 2015)
3.1
Form of Amended and Restated Certificate of Formation of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)
3.2
Form of Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)

Exhibit Number	Description
4.3	Veritex Holdings, Inc. Senior Non-Cumulative Perpetual Preferred Stock, Series C (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
4.4
The other instruments defining rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
10.1
Retention and Nonsolicitation Agreement dated March 23, 2011 by and among Veritex Community Bank, Veritex Holdings, Inc. and William C. Murphy (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
10.2
Change in Control Agreement dated June 18, 2012 by and among Veritex Community Bank, Veritex Holdings, Inc. and Noreen E. Skelly (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
10.3
Veritex Holdings, Inc. First Amended 2010 Stock Option and Equity Incentive Plan (including form of stock option agreement and stock award agreement) (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
10.4
Form of Veritex 2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
10.5
Veritex Community Bank Employee Stock Ownership Plan Adoption Agreement dated December 31, 2012 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)
10.6
Securities Purchase Agreement dated August 25, 2011, by and between Veritex Holdings, Inc. and the U.S. Secretary of the Treasury (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
10.7
Form of Subordinated Promissory Note, dated December 23, 2013 issued by Veritex Holdings, Inc. (including associated terms and conditions) (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
10.8
Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
10.9
Form of Registration Rights Agreement among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)
10.10
Form of Director Nomination Agreement by and between Veritex Holdings, Inc. and SunTx Veritex Holdings, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)

Exhibit Number		Description
21.1	*	Subsidiaries of Veritex Holdings, Inc.
23.1	*	Consent of Grant Thornton LLP
23.2	*	Consent of Whitley Penn LLP
31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*
The following materials from Veritex Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2015	Veritex Holdings, Inc.
	By:	/s/ C. MALCOLM HOLLAND, III
		Name:	C. Malcolm Holland, III
		Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ C. MALCOLM HOLLAND, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2015
/s/ WILLIAM C. MURPHY William C. Murphy	Vice Chairman	March 27, 2015
/s/ NOREEN E. SKELLY Noreen E. Skelly	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2015
/s/ PAT S. BOLIN Pat S. Bolin	Director	March 27, 2015
/s/ BLAKE BOZMAN Blake Bozman	Director	March 27, 2015
/s/ MARK GRIEGE Mark Griege	Director	March 27, 2015
/s/ MICHAEL D. ILAGAN Michael D. Ilagan	Director	March 27, 2015
/s/ MICHAEL KOWALSKI Michael Kowalski	Director	March 27, 2015
/s/ JOHN SUGHRUE John Sughrue	Director	March 27, 2015
/s/ RAY W. WASHBURNE Ray W. Washburne	Director	March 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Veritex Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiary (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritex Holdings, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Veritex Holdings, Inc. and Subsidiary

        We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of Veritex Holdings, Inc. and Subsidiary (the "Company") for the year ended December 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Veritex Holdings, Inc. and Subsidiary for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        The consolidated financial statements of Veritex Holdings, Inc. and Subsidiary as of December 31, 2012 were audited by JonesBaggett LLP, who merged with Whitley Penn LLP as of November 1, 2014.

/s/ Whitley Penn LLP

Dallas, Texas
July 22, 2014

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in thousands, except par value information)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$9,223	$8,484
Interest bearing deposits in other banks	84,028	68,162

Total cash and cash equivalents	93,251	76,646
Investment securities	45,127	45,604
Loans held for sale	8,858	2,051
Loans, net of allowance for loan losses of $5,981 and $5,018, respectively	597,278	490,158
Accrued interest receivable	1,542	1,351
Bank-owned life insurance	17,822	10,475
Bank premises, furniture and equipment, net	11,150	9,952
Non-marketable equity securities	4,139	2,714
Investment in unconsolidated subsidiary	93	93
Other real estate owned	105	1,797
Intangible assets	1,261	1,567
Goodwill	19,148	19,148
Other assets	2,512	3,415

Total assets	$802,286	$664,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$251,124	$218,990
Interest-bearing	387,619	354,948

Total deposits	638,743	573,938
Accounts payable and accrued expenses	1,582	1,214
Accrued interest payable and other liabilities	575	508
Advances from Federal Home Loan Bank	40,000	15,000
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,981	4,979

Total liabilities	688,974	598,732
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 and 500,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value	8,000	8,000
Common stock, $0.01 par value; 75,000,000 and 10,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 9,470,832 and 5,804,703 shares issued and outstanding at December 31 2014 and December 31, 2013, respectively, (excluding 10,000 shares held in treasury)	95	58
Additional paid-in capital	97,469	55,303
Retained earnings	8,047	2,922
Unallocated Employee Stock Ownership Plan shares; 36,935 shares at December 31, 2014	(401)	—
Accumulated other comprehensive income	172	26
Treasury stock, 10,000 shares at cost	(70)	(70)

Total stockholders' equity	113,312	66,239

Total liabilities and stockholders' equity	$802,286	$664,971

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$27,236	$22,755	$20,619
Interest on investment securities	839	613	655
Interest on deposits in other banks	182	132	108
Interest on other	2	2	8

Total interest income	28,259	23,502	21,390

Interest expense:
Interest on deposit accounts	2,421	2,207	1,911
Interest on borrowings	498	254	386

Total interest expense	2,919	2,461	2,297

Net interest income	25,340	21,041	19,093
Provision for loan losses	1,423	1,883	2,953

Net interest income after provision for loan losses	23,917	19,158	16,140

Noninterest income:
Service charges on deposit accounts	833	726	700
Gain on sales of investment securities	34	—	—
Gain on sales of loans held for sale	641	632	248
Gain on sales of other real estate owned	10	20	61
Bank-owned life insurance	427	385	180
Other	551	628	458

Total noninterest income	2,496	2,391	1,647

Noninterest expense:
Salaries and employee benefits	10,037	9,084	9,205
Occupancy of bank premises	1,863	1,694	1,546
Depreciation and amortization	1,339	1,266	1,059
Data processing	881	729	880
FDIC assessment fees	421	378	234
Legal fees	125	80	380
Other professional fees	1,044	574	668
Advertising and promotions	186	142	167
Utilities and telephone	286	295	399
Other real estate owned expenses and writedowns	210	399	175
Other	2,111	1,723	1,459

Total noninterest expense	18,503	16,364	16,172

Net income from operations	7,910	5,185	1,615
Income tax expense	2,705	1,777	136

Net income	$5,205	$3,408	$1,479

Preferred stock dividends	$80	$60	$100

Net income available to common stockholders	$5,125	$3,348	$1,379

Basic earnings per share	$0.73	$0.58	$0.24

Diluted earnings per share	$0.72	$0.57	$0.24

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$5,205	$3,408	$1,479

Other comprehensive (loss) income:
Unrealized gains (losses) on securities available for sale arising during the period, net	255	(686)	230
Reclassification adjustment for net gains included in net income	34	—	—

Other comprehensive gains (losses) before tax	221	(686)	230
Income tax expense (benefit)	75	(233)	78

Other comprehensive gains (losses), net of tax	146	(453)	152

Comprehensive income	$5,351	$2,955	$1,631

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

							Unallocated Employee Stock Ownership Plan Shares
		Common Stock			(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income
	Preferred Stock			Additional Paid-In Capital				Treasury Stock
		Shares	Amount						Total
Balance at January 1, 2012	$8,000	5,554,487	$56	$52,098	$(1,805)	$327	—	—	$58,676
Sale of common stock	—	139,853	1	1,397	—	—	—	—	1,398
Preferred stock dividend Series C	—	—	—	—	(100)	—	—	—	(100)
Stock based compensation	—	—	—	255	—	—	—	—	255
Net income	—	—	—	—	1,479	—	—	—	1,479
Other comprehensive income	—	—	—	—	—	152	—	—	152

Balance at December 31, 2012	$8,000	5,694,340	$57	$53,750	$(426)	$479	—	—	$61,860

Sale of common stock	—	120,363	1	1,209	—	—	—	—	1,210
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Purchase of treasury stock at cost	—	(10,000)	—	—	—	—	—	(70)	(70)
Issuance of warrants related to subordinated debt	—	—	—	21	—	—	—	—	21
Stock based compensation	—	—	—	323	—	—	—	—	323
Net income	—	—	—	—	3,408	—	—	—	3,408
Other comprehensive loss	—	—	—	—	—	(453)	—	—	(453)

Balance at December 31, 2013	$8,000	5,804,703	$58	$55,303	$2,922	$26	—	$(70)	$66,239

Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(80)	—	—	—	(80)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
ESOP Shares Allocated	—	—	—	19	—	—	99	—	118
Sale of common stock in initial public offering, net of offering cost of $4,574	—	3,105,000	31	35,760	—	—	—	—	35,791
Issuance of shares to Directors related to vesting of restricted stock units	—	7,000	—	—	—	—	—	—	—
Stock based compensation	—	—	—	455	—	—	—	—	455
Net income	—	—	—	—	5,205	—	—	—	5,205
Other comprehensive income	—	—	—	—	—	146	—	—	146

Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,205	$3,408	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,339	1,266	1,059
Provision for loan losses	1,423	1,883	2,953
Accretion of loan purchase discount	(483)	(404)	(1,150)
Stock-based compensation expense	455	323	255
Amortization of other intangible assets	14	14	13
Net amortization of premiums on investment securities	400	371	445
Change in cash surrender value of bank-owned life insurance	(341)	(323)	(152)
Net gain on sales of investment securities	(34)	—	—
Gain on sales of loans held for sale	(641)	(632)	(248)
Net gain on sales of other real estate owned	(10)	(20)	(61)
Writedowns of other real estate owned	—	249	48
Net originations of loans held for sale	(45,441)	(35,895)	(16,606)
Proceeds from sales of loans held for sale	39,275	37,294	14,036
Decrease (increase) in accrued interest receivable and other assets	712	(2,076)	(338)
Increase (decrease) in accrued expenses and other liabilities	360	683	(100)

Net cash provided by operating activities	2,233	6,141	1,633

Cash flows from investing activities:
Purchases of securities available for sale	(310,983)	(146,787)	(242,462)
Sales of securities available for sale	300,981	120,000	239,997
Proceeds from maturities, calls and pay downs of investment securities	10,334	9,664	15,401
Purchases of non-marketable equity securities, net	(1,425)	(125)	(1,554)
Net loans originated	(109,175)	(98,513)	(102,640)
Purchases of bank-owned life insurance	(7,006)	(5,000)	(5,000)
Net additions to bank premises and equipment	(2,243)	(576)	(909)
Proceeds from sales of other real estate owned	2,817	1,566	1,462

Net cash used in investing activities	(116,700)	(119,771)	(95,705)

Cash flows from financing activities:
Net change in deposits	64,805	126,036	83,144
Net increase in advances from Federal Home Loan Bank	25,000	5,000	—
Issuance of subordinated notes	—	5,000	—
Purchase of common stock held in treasury	—	(70)	—
Dividends paid on preferred stock	(80)	(60)	(100)
Proceeds from payments on ESOP Loan	118	—	—
Proceeds from issuance of common stock in Initial Public Offering, net of offering cost of $4,574	35,791	—	—
Proceeds from issuance of common stock,net offering cost of $61 for the year ended December 31, 2014	5,438	1,210	1,398

Net cash provided by financing activities	131,072	137,116	84,442

Net increase (decrease) in cash and cash equivalents	16,605	23,486	(9,630)
Cash and cash equivalents at beginning of year	76,646	53,160	62,790

Cash and cash equivalents at end of year	$93,251	$76,646	$53,160

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,927	$2,470	$2,300
Cash paid for income taxes	$2,750	$2,475	$900
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$500	$—	$—
Net foreclosure of other real estate owned	$1,115	$1,154	$3,158

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies

Nature of Organization

        Veritex Holdings, Inc. (Veritex), a Texas corporation and bank holding company, was incorporated in July 2009 and was formed for the purpose of acquiring one or more financial institutions located in Dallas, Texas and surrounding areas.

        Veritex through its wholly-owned subsidiary, Veritex Community Bank (Bank), a Texas state banking organization,with corporate offices in Dallas, Texas, currently operates eight branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Veritex and its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association.

        The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles and prevailing practices of the banking industry.

        All material intercompany transactions have been eliminated in consolidation.

Accounting standards codification:

        The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) is the officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Segment Reporting:

        The Company has one reportable segment. The Company's chief operating decision-maker, the CEO, uses consolidated results to make operating and strategic decisions.

Initial Public Offering (IPO):

        The Company qualifies as an "emerging growth company" as defined by the Jumpstart Our Business Startups Act (JOBS Act). In Q2 2014, the Board of Directors of the Company approved a resolution for Veritex to sell shares of common stock to the public in an initial public offering. On July 22, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On August 29, 2014, the Company filed a

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on October 8, 2014. The Company sold and issued 3,105,000 shares of common stock at $13 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $36 million.

        In connection with the initial public offering, on September 22, 2014, the Company amended its certificate of formation to authorize the issuance of up to 75,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share, of which 8,000 shares are designated as Series C preferred stock. The authorized but unissued shares of capital stock are available for future issuance without shareholder approval, unless otherwise required by applicable law or the rules of any applicable securities exchange.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, including investment securities available for sale and loans held for sale, and the status of contingencies are particularly susceptible to significant change in the near term.

Cash and Cash Equivalents

        For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

        The Bank maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

Restrictions on cash

        The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2014 and 2013 were approximately $23,365 and $15,325, respectively.

Investment Securities

        Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported in other comprehensive income, net of tax. Management determines the appropriate classification of securities at the time of purchase.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

        Loans held for sale consist of certain mortgage loans originated and intended for sale in the secondary market and are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company obtains commitments to purchase the loans from the secondary market investors prior to closing of the loans. Loans held for sale are sold with servicing released. Gains and losses on sales of loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Allowance for Loan Losses

        Loans, excluding certain purchased loans which have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by fees associated with the originating of loans and an allowance for loan losses. Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

        The accrual of interest on loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due, which is generally no later than when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

        The allowance for loan losses is an estimated amount management believes is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Management's periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The general reserve is

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

determined in accordance with current authoritative accounting guidance that considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to the Company. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company's historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by the Company's adjusted historical loss rate. Specific reserves are determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

        The allowance for loan losses is increased by charges against income and decreased by charge-offs (net of recoveries).

        Due to the growth of the Bank over the past several years, a portion of the loans in its portfolio and its lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in theses loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers' business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of the portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

        Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management's estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.

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

        The Company's policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

December 31, 2014 and 2013, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

        From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. All troubled debt restructurings are considered impaired loans. The Company reviews each troubled debt restructured loan and determines on a case by case basis if a specific allowance for loan loss is required. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

        The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

        Commercial loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.

        Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's real estate portfolio are generally diverse in terms of type and geographic location, through the Dallas metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

        The Company utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. The Company's loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company's risk.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Certain Acquired Loans

        As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310-30 to determine whether (i) there was evidence of credit deterioration since origination, and (ii) it was probable that the Company would not collect all contractually required payments receivable. The Company determined the best indicator of such evidence was an individual loan's payment status and/or whether a loan was determined to be classified based on a review of each individual loan. Therefore, generally each individual loan that should have been or was on non-accrual at the acquisition date and each individual loan that was deemed impaired were included subject to ASC 310-30 accounting. These loans were recorded at the discounted expected cash flows of the individual loan.

        Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non- accrual. If, at acquisition, the Company identified loans that they could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non-accrual. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller's allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income.

Transfers of Financial Assets

        Transfers of financial assets (generally consisting of sales of loans held for sale and loan participations with unaffiliated banks) are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Bank Premises and Equipment

        Buildings and improvements, furniture and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements	10 - 40 years
Leasehold improvements	Term of lease
Furniture and equipment	3 - 10 years

        Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in operations as incurred.

Non-Marketable Equity Securities

        The Bank is a member of its regional Federal Reserve Bank (FRB) and of the Federal Home Loan Bank system (FHLB). FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at cost which approximates fair value.

Other Real Estate Owned

        Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank's recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

Bank-Owned Life Insurance

        The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (BOLI) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in other income in the accompanying consolidated statements of income.

Goodwill and Intangible Assets

        Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on December 31 or when a triggering event occurs. The Company's goodwill test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. Intangible assets consist of core deposit intangibles and other intangible assets related to operating leases with favorable market terms acquired in business combinations. Intangible assets are initially recognized based on a valuation performed as of the acquisition date. Core deposit intangibles are being amortized on a straight-line basis over the estimated useful lives of seven to nine years. Intangible assets related to operating leases are amortized over the remaining life of the acquired lease using the straight-line method. All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.

Advertising

        Advertising consists of the Company's advertising in its local market. Advertising is expensed as incurred.

Income Taxes

        The Company files a consolidated income tax return with its subsidiary. Federal income tax expense or benefit is allocated on a separate return basis.

        The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.

        The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2014 and 2013, management has determined there are no material uncertain tax positions.

        When necessary, the Company would include interest assessed by taxing authorities in "Interest expense" and penalties related to income taxes in "Other expense" on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2014 and 2013. With few exeptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2011.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Fair Values of Financial Instruments

        Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Stock Based Compensation

        Compensation cost is recognized for stock options and stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Treasury Stock

        Treasury stock is stated at cost, which is determined by the first-in, first-out method.

Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of securities available for sale, net of tax. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.

ESOP

        Effective January 1, 2012, the Company adopted an Employee Stock Ownership Plan (ESOP) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company's common stock purchased by the Veritex Community Bank Employee Stock Ownership Plan (ESOP) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant's 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company's discretionary contribution which is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares as of the end of the year and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders' equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies (Continued)

credited to stockholders' equity as additional paid in capital. Shares become outstanding for earnings per share computations upon allocation. Dividends on allocated ESOP shares are charged to retained earnings and paid to participants of the ESOP.

Earnings Per Share

        Earnings per share (EPS) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Earnings (numerator)
Net income for common stockholders	$5,205	$3,408	$1,479
Less: preferred stock dividends	80	60	100

Net income allocated to common stockholders	$5,125	$3,348	$1,379

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	6,992	5,788	5,641
Dilutive effect of employee stock-based awards	161	61	37

Adjusted weighted average shares outstanding	7,153	5,849	5,678

Earnings per share:
Basic	$0.73	$0.58	$0.24

Diluted	$0.72	$0.57	$0.24

        For the years ended December 31, 2013 and 2012, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 423,000 and 419,000 shares, respectively, of the Company's common stock because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not met. In addition, for the year ended December 31, 2013, the Company excluded from diluted EPS weighted average warrants representing the right to purchase 1,000 shares of the Company's common stock because the effect was anti-dilutive.

2. Recent Accounting Pronouncements

        ASU 2014-04 "Receivables (Topic 310)—Troubled Debt Restructurings by Creditors" ("ASU 2014-04") amends Topic 310 "Receivables" to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on the consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

2. Recent Accounting Pronouncements (Continued)

        ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on the consolidated financial statements.

        ASU 2014-11 "Transfers and Servicing (Topic 860" ("ASU 2014-11") requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The amendments to ASU 2014-11 update the accounting for repurchase-to-maturity transactions and link repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales that are economically similar to repurchase agreements. The second disclosure provides added transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on the consolidated financial statements.

        ASU 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. The Company is in process of evaluating impact of this pronouncement, however it is not expected to have a significant impact on the consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

3. Investment Securities

        Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149

	$44,867	$417	$157	$45,127

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$2,019	$—	$95	$1,924
Corporate bonds	1,445	35	—	1,480
Municipal securities	934	24	—	958
Mortgage-backed securities	24,898	220	187	24,931
Collateralized mortgage obligations	14,898	158	141	14,915
Asset-backed securities	1,370	26	—	1,396

	$45,564	$463	$423	$45,604

        The following tables disclose the Company's investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$1,881	$47	$1,881	$47
Mortgage-backed securities	10,148	39	3,572	34	13,720	73
Collateralized mortgage obligations	1,580	7	2,442	30	4,022	37

	$11,728	$46	$7,895	$111	$19,623	$157

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

3. Investment Securities (Continued)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$1,924	$95	$—	$—	$1,924	$95
Mortgage-backed securities	10,612	187	—	—	10,612	187
Collateralized mortgage obligations	10,222	140	46	1	10,268	141

	$22,758	$422	$46	$1	$22,804	$423

        The number of investment positions in an unrealized loss position totaled 23 at December 31, 2014. The Company does not believe these unrealized losses are "other than temporary" as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2014. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

        The amortized costs and estimated fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage-backed, collateralized mortgage obligations and asset-backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2014
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due from one year to five years	1,930	1,932
Due from five years to ten years	963	936
Due after ten years	—	—

	3,393	3,368
Mortgage-backed securities	28,588	28,771
Collateralized mortgage obligations	11,752	11,839
Asset-backed securities	1,134	1,149

	$44,867	$45,127

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

3. Investment Securities (Continued)

        Proceeds from sales of investment securities available for sale and gross gains and losses for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013	2012
Proceeds from sales	$300,981	$120,000	$239,997
Gross realized gains	34	—	—
Gross realized losses	—	—	—

        The majority of the investment securities sold during the years ended 2014, 2013, and 2012 were sold for tax planning purposes.

        As further explained in Note 10, there was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of December 31, 2014 and 2013.

4. Loans and Allowance for Loan Losses

        Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2014	2013
Real estate:
Construction and land	$69,966	$47,643
Farmland	10,528	11,656
1 - 4 family residential	105,788	86,908
Multi-family residential	9,964	11,862
Nonfarm nonresidential	195,839	171,451
Commercial	207,101	160,823
Consumer	4,124	4,927

	603,310	495,270

Deferred loan fees	(51)	(94)
Allowance for loan losses	(5,981)	(5,018)

	$597,278	$490,158

        Included in the net loan portfolio as of December 31, 2014 and 2013 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $185 and $667, respectively. The discount is being accreted into income using the interest method over the life of the loans.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

        As of December 31, 2014, the Company had total commercial real estate loans (CRE) representing 246% of total risk-based capital. Included in these amounts, the Company had construction, land development, and other land loans representing 88% of total risk-based capital at December 31, 2014. Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of CRE exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on CRE concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management believes it has implemented these practices in order to monitor its CRE lending program. An institution which has reported loans for construction, land development, and other land loans representing 100% or more of total risk-based capital, or total non-owner occupied commercial real estate loans representing 300% or more of the institution's total risk-based capital and the outstanding balance of commercial real estate loan portfolio has increased by 50% or more during the prior 36 months, may be identified for further supervisory analysis by regulators to assess the nature and risk posed by the concentration.

        The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2014 and 2013.

Non-Accrual and Past Due Loans

        Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

        Non-accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	December 31,
	2014	2013
Real estate:
Construction and land	$—	$76
Farmland	—	—
1 - 4 family residential	—	1,041
Multi-family residential	—	—
Nonfarm nonresidential	375	—
Commercial	34	—
Consumer	27	—

	$436	$1,117

        During the years ended December 31, 2014 and 2013, interest income not recognized on non-accrual loans was minimal.

        An age analysis of past due loans, aggregated by class of loans, as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$12	$—	$541	$553	$69,413	$69,966	$—
Farmland	—	—	—	—	10,528	10,528	—
1 - 4 family residential	512	—	—	512	105,276	105,788	—
Multi-family residential	—	—	—	—	9,964	9,964	—
Nonfarm nonresidential	—	375	—	375	195,464	195,839	—
Commercial	6	34	—	40	207,061	207,101	—
Consumer	26	—	—	26	4,098	4,124	—

	$556	$409	$541	$1,506	$601,804	$603,310	$—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$19	$—	$645	$664	$46,979	$47,643	$—
Farmland	—	—	—	—	11,656	11,656	—
1 - 4 family residential	168	—	1,041	1,209	85,699	86,908	—
Multi-family residential	—	—	—	—	11,862	11,862	—
Nonfarm nonresidential	—	—	—	—	171,451	171,451	—
Commercial	94	—	—	94	160,729	160,823	—
Consumer	34	9	9	52	4,875	4,927	9

	$315	$9	$1,695	$2,019	$493,251	$495,270	$9

Impaired Loans

        Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (TDRs) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate; the loan's observable market price; or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

        Impaired loans, including purchased credit impaired loans and troubled debt restructurings, at December 31, 2014 and 2013 are summarized in the following tables.

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment During Year
Real estate:
Construction and land	$819	$—	$541	$541	$44	$611
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	205
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,086	1,086	—	1,086	—	980
Commercial	223	183	40	223	30	361
Consumer	38	8	30	38	13	44

Total	$2,334	$1,445	$611	$2,056	$87	$2,201

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

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

        During the years ended December 31, 2014 and 2013, total interest income and cash-based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

        Modifications of terms for the Company's loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in troubled debt restructurings was $1,677 and $4,078 as of December 31, 2014 and 2013.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

During the years ended December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings as follows:

2014
Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	18	4	8	—	—

Total	2	$18	$4	$8	$—	$—

			2013
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	2	1,203	—	1,051	—	171
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	1,180	—	1,180	—	—
Commercial	1	16	—	—	16	—
Consumer	1	6	—	—	6	—

Total	5	$2,405	$—	$2,231	$22	$171

        All TDRs are measured individually for impairment. Of the two loans restructured during the year ended December 31, 2014, both are performing as agreed to the modified terms. A specific allowance for loan losses of $2 is recorded for one of the loans as of December 31, 2014. Neither of the two loans are on non-accrual status as of December 31, 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

        Of the five loans restructured during the year ended December 31, 2013, four are performing as agreed to the modified terms and one was on non-accrual status as of December 31, 2013. No specific allowance for loan losses is recorded for this loan as of December 31, 2013.

        Interest income recorded during 2014 and 2013 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was immaterial.

        There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the year ended December 31, 2014. There was one loan modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the year ended December 31, 2013. The loan was secured by real estate, and a portion of the collateral property was foreclosed upon subsequent to the default. A charge-off of approximately $85 was recorded against the allowance for loan losses. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

        The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2014 or 2013.

Credit Quality Indicators

        From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged-off.

        The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on criticized credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. All classified credits are evaluated for impairments. If impairment is determined to exist, a specific reserve is established. The Company's methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

        Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company's position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

        Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non-accrual.

        As of December 31, 2014 and 2013, the following summarizes the Company's internal ratings of its loans, including purchased credit impaired loans:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124

Total	$600,773	$672	$1,865	$—	$603,310

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$46,998	$—	645	$—	$47,643
Farmland	11,656	—	—	—	11,656
1 - 4 family residential	85,649	—	1,259	—	86,908
Multi-family residential	11,862	—	—	—	11,862
Nonfarm nonresidential	171,371	—	80	—	171,451
Commercial	158,919	731	1,173	—	160,823
Consumer	4,878	7	42	—	4,927

Total	$491,333	$738	$3,199	$—	$495,270

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

        An analysis of the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$5,018	$3,238	$1,012
Provision charged to earnings	1,423	1,883	2,953
Charge-offs	(510)	(240)	(801)
Recoveries	50	137	74

Net charge-offs	(460)	(103)	(727)

Balance at end of year	$5,981	$5,018	$3,238

        The allowance for loan losses as a percentage of total loans is 0.99% and 1.01% as of December 31, 2014 and 2013, respectively.

        The following tables summarize the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	December 31, 2014
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision charged to earnings	137	226	162	909	(11)	1,423
Charge-offs	(28)	(30)	—	(448)	(4)	(510)
Recoveries	—	—	2	46	2	50

Net charge-offs	(28)	(30)	2	(402)	(2)	(460)

Balance at end of year	$769	$1,166	$1,890	$2,092	$64	$5,981

Period-end amount allocated to:
Specific reserves:
Impaired loans	$44	$—	$—	$30	$13	$87

Total specific reserves	44	—	—	30	13	87

General reserves	725	1,166	1,890	2,062	51	5,894

Total	$769	$1,166	$1,890	$2,092	$64	$5,981

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

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

        The Company's recorded investment in loans as of December 31, 2014 and 2013 related to the balance in the allowance for loan losses on the basis of the Company's impairment methodology is as follows:

	December 31, 2014
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$541	$168	$1,086	$223	$38	$2,056
Loans collectively evaluated for impairment	79,953	115,584	194,753	206,878	4,086	601,254

Total	$80,494	$115,752	$195,839	$207,101	$4,124	$603,310

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

4. Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Real Estate
	Construction Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$645	$1,212	$1,900	$366	$32	$4,155
Loans collectively evaluated for impairment	58,654	97,558	169,551	160,457	4,895	491,115

Total	$59,299	$98,770	$171,451	$160,823	$4,927	$495,270

        The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired loans). Accretion on purchased credit impaired loans is based on estimated future cash flows, regardless of contractual maturity.

        The carrying amount of those loans as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Real estate:
Construction and land: unpaid principal balance	$819	$819

Carrying amount	$541	$569

        There were no loans purchased during the years ended December 31, 2014 and 2013.

        Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. Income on these loans is recognized using the asset recovery method. As of December 31, 2014 and 2013, there was only one purchased credit impaired loan remaining, which was accounted for using the cost recovery method. The carrying amounts of such loans were as follows:

	Year Ended December 31,
	2014	2013
Loans at the end of the year	$541	$569

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

5. Bank Premises and Equipment

        Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2014	2013
Building and improvements	$2,672	$2,343
Leasehold improvements	2,942	2,873
Land	5,181	3,609
Furniture, fixtures and equipment	3,732	3,459

	14,527	12,284
Less accumulated depreciation	3,377	2,332

	$11,150	$9,952

        The Company recorded depreciation expense of approximately $1,045, $972, and $764 for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Non-marketable Equity Securities

        Investments in non-marketable equity securities in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2014	2013
Federal Home Loan Bank of Dallas stock	$1,907	$827
Federal Reserve Bank of Dallas stock	2,182	1,837
Other non-marketable equity securities	50	50

	$4,139	$2,714

7. Intangible Assets

        Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2014
	Weighted Amortization Period	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
Core deposit intangibles	5.0 years	$2,380	$1,170	$1,210
Other intangible assets	4.9 years	107	56	51

		$2,487	$1,226	$1,261

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

7. Intangible Assets (Continued)

	December 31, 2013
	Weighted Amortization Period	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
Core deposit intangibles	6.0 years	$2,380	$875	$1,505
Other intangible assets	5.9 years	107	45	62

		$2,487	$920	$1,567

        For the year ended December 31, 2014, 2013, and 2012, amortization expense related to intangible assets totaled approximately $306, $308, and $308, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2014 was as follows:

Year	Amount
2015	301
2016	297
2017	297
2018	206
2019	87
Thereafter	73

$1,261

8. Goodwill

        Changes in the carrying amount of goodwill are summarized as follows:

	December 31,
	2014	2013
Beginning of year	$19,148	$19,148
Effect of acquisitions	—	—
Impairment losses	—	—

End of year	$19,148	$19,148

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

9. Deposits

        Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2014	2013
Noninterest-bearing demand accounts	$251,124	$218,990
Interest-bearing demand accounts	57,556	40,178
Savings accounts	6,101	5,286
Limited access money market accounts	227,074	210,131
Certificates of deposit, greater than $100	79,517	81,478
Certificates of deposit, less than $100	17,371	17,875

	$638,743	$573,938

        As of December 31, 2014, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2015	$84,304
2016	6,322
2017	2,201
2018	2,361
2019	1,700

$96,888

        The aggregate amount of demand deposit overdrafts that have been reclassified as loans was $50 and $47 as of December 31, 2014 and 2013, respectively.

10. Advances from the Federal Home Loan Bank

        Advances from the Federal Home Loan Bank totaled approximately $40,000 and $15,000 at December 31, 2014 and 2013, respectively. As of December 31, 2014, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.36% and mature on various dates during 2015, 2016 and 2018. The Company had the availability to borrow additional funds of approximately $236,067 as of December 31, 2014.

11. Other Credit Extensions

        As of December 31, 2014 and 2013, the Company maintained two credit facilities with commercial banks which provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $14,600. There were no borrowings against these lines as of December 31, 2014 or 2013.

        As of December 31, 2014 and 2013, the Company maintained a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $164,026 and $127,088, respectively. Approximately $201,210 and $155,895 of commercial loans were pledged as collateral at December 31, 2014 and 2013, respectively. There were no borrowings against this line as of December 31, 2014 or 2013.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

12. Junior Subordinated Debentures and Subordinated Notes

        Junior subordinated debentures and subordinated notes in the accompanying consolidated balance sheets are as follows:

	December 31,
	2014	2013
Junior subordinated debentures—Trust Securities with a rate of LIBOR plus 1.85% debentures payable to Parkway National Capital Trust 1 with stated maturity of 2036	$3,093	$3,093

Subordinated notes—unsecured notes with a fixed rate of 6% payable to entities of an affiliate with stated maturity of 2023 (less discount of $21—effective interest rate of 6.025%)	$4,981	$4,979

Junior Subordinated Debentures

        In connection with the acquisition of Fidelity Resource Company during 2011, the Company assumed $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by Parkway National Capital Trust I, a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.

        The Company owns all of the outstanding common securities of the trust. The trust used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the trust's only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.

        The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2014 and 2013 was 2.09% and 2.10%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

        The Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

12. Junior Subordinated Debentures and Subordinated Notes (Continued)

Subordinated Notes

        During 2013 the Company issued, in the aggregate principal amount of $5,000, subordinated promissory notes (Notes) via a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company for the purpose of using the proceeds to support the growth of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6% per annum, and unpaid principal and interest due at the stated maturity in the year 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, the Notes may be redeemed in whole or in part on any interest payment date that occurs on or after December 23, 2018 subject to approval of the Federal Reserve in compliance with applicable statues and regulations.

        In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $11 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid-in capital and the related debt discount is being accreted into interest expense.

13. Income Taxes

        The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit):
Current	$3,171	$2,491	$534
Deferred	(466)	(714)	(398)

	$2,705	$1,777	$136

        The table below reconciles income tax expense for the years ended December 31, 2014, 2013 and 2012 computed by applying the applicable U.S. Federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
Federal income tax expense rate at 34%	$2,690	$1,763	$549
Stock option expense	—	76	58
Bank-owned life insurance income	(118)	(110)	(52)
Non-deductible dues and memberships	50	48	44
Non-deductible meals and entertainment	43	24	—
Change in valuation allowance	—	—	(518)
Other	40	(24)	55

Total income tax expense	2,705	1,777	136

Effective tax rate	34.2%	34.3%	8.4%

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

13. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss	$—	$96
Organizational costs	167	183
Allowance for loan losses	1,868	1,619
Deferred loan fees	18	32
Non-accrual interest	69	62
Capital loss carryforward	85	85
ORE write down for book purposes	—	55
Deferred rent expenses	66	70
Restricted stock	131	84
Stock options	73	—
Accrued bonuses	271	243
Other	137	134

Total deferred tax assets	2,885	2,663

Deferred tax liabilities:
Net unrealized gain on securities available for sale	88	14
Core deposit intangibles	412	512
FHLB stock dividends	27	26
Bank premises and equipment	973	1,118

Total deferred tax liabilities	1,500	1,670

Net deferred tax asset	$1,385	$993

        Included in the accompanying consolidated balance sheets in as of December 31, 2014 is a current tax liability of $89 in accrued interest payable and other liabilities and a net deferred tax asset of $1,385 in other assets. Included in the accompanying consolidated balance sheets in other assets as of December 31, 2013 is a current tax receivable of $292 and a net deferred tax asset of $993.

14. Commitments and Contingencies

Litigation

        The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

14. Commitments and Contingencies (Continued)

Operating Leases

        The Company leases several of its banking facilities under operating leases expiring in various years through 2022. Minimum future rental payments under these non-cancelable operating leases as of December 31, 2014 for each of the next five years and in the aggregate are:

Year Ended December 31,	Amount
2015	$955
2016	879
2017	904
2018	816
2019	751
Thereafter	1717

$6,022

        Rental expense was approximately $1,468, $1,353 and $1,205 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Certain of the operating leases above provide for renewal options at their fair value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

        During 2012, the Company relocated its corporate office facilities and incurred an approximate loss of $102 for early contract termination of the leased space. All terminating costs were recorded in occupancy of bank premises in the accompanying consolidated statements of income with a corresponding deferral recorded in other liabilities in the accompanying consolidated balance sheets. The liability was reduced as the remaining lease payments were made. As of December 31, 2014 there was no remaining liability. As of December 31, 2013, approximately $7 remained as a liability in the accompanying consolidated balance sheet.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

15. Other Non-interest Expense

        Significant components of the Company's other non-interest expense are as follows:

	Years ended December 31,
	2014	2013	2012
Business development	$446	$308	$235
Office and postage	240	216	304
Director fees	198	83	45
Insurance	92	99	95
Security	115	105	102
Charitable contributions and dontations	147	135	62
Travel	41	42	37
Training	45	34	26
Other	787	701	553

Total	$2,111	$1,723	$1,459

16. Fair Value Disclosures

        The authoritative guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        The authoritative guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

16. Fair Value Disclosures (Continued)

valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

          Level 3 Inputs.     Significant unobservable inputs that reflect an entity's own assumptions that market participants would use in pricing the assets or liabilities.

        In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market- based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

        Assets and liabilities measured at fair value on a recurring basis include the following:

        Investment Securities Available For Sale:    Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond's terms and conditions, among other things.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

16. Fair Value Disclosures (Continued)

        The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2014:
Investment securities available for sale	$—	$45,127	$—	$45,127
As of December 31, 2013:
Investment securities available for sale	$—	$45,604	$—	$45,604

        There were no liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

        There were no transfers between Level 2 and Level 3 during the years ended December 31, 2014 and 2013.

        Certain assets and liabilities are measured at fair value on a non- recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

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

        The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company's control and may impact the estimated fair value of a property.

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

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

16. Fair Value Disclosures (Continued)

        The following table summarizes assets measured at fair value on a non- recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of December 31, 2014:
Assets:
Impaired loans	$—	$—	$2,056	$2,056
Other real estate owned	$—	$—	$50	$50
As of December 31, 2013:
Assets:
Impaired loans	$—	$—	$4,155	$4,155
Other real estate owned	$—	$—	$1,797	$1,797

        At December 31, 2014, impaired loans had a carrying value of $2,056, with $87 specific allowance for loan loss allocated. At December 31, 2013, impaired loans had a carrying value of $4,155, with no specific allowance for loan loss allocated.

        Other real estate owned properties are measured for impairment using the fair value of the collateral less estimated cost to sell and had a carrying amount of approximately $53 and $1,959 reduced by approximately $3 and $162, for the years ended December 31, 2014 and 2013, respectively.

        There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

        For Level 3 financial assets measured at fair value as of December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2014
Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$2,056	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$50	Collateral Method	Adjustments for selling costs	8%

December 31, 2013
Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$4,155	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$1,797	Collateral Method	Adjustments for selling costs	8%

Fair Value of Financial Instruments

        The Company is required under current authoritative guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

16. Fair Value Disclosures (Continued)

above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

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

        Bank-owned life insurance:    The carrying amounts of bank-owned life insurance approximate their fair value.

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

        Advances from Federal Home Loan Bank:    The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company's current borrowing rate for similar arrangements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

16. Fair Value Disclosures (Continued)

        Junior subordinated debentures and subordinated notes:    The fair values are based upon prevailing rates on similar debt in the market place.

        Accrued interest:    The carrying amounts of accrued interest approximate their fair values due to short term maturity.

        Off-balance sheet instruments:    Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company's consolidated financial statements.

        The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$93,251	$93,251	$76,646	$76,646
Securities available for sale	45,127	45,127	45,604	45,604
Loans held for sale	8,858	8,858	2,051	2,051
Accrued interest receivable	1,542	1,542	1,351	1,351
Bank-owned life insurance	17,822	17,822	10,475	10,475
Non-marketable equity securities	4,139	4,139	2,714	2,714
Level 3 inputs:
Loans, net	597,278	596,138	490,158	490,344
Financial liabilities:
Level 2 inputs:
Deposits	$638,743	$630,402	$573,938	$568,451
Advances from FHLB	40,000	40,028	15,000	15,055
Accrued interest payable	126	126	134	134
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,981	4,981	4,979	4,979

17. Financial Instruments with Off-Balance Sheet Risk

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

17. Financial Instruments with Off-Balance Sheet Risk (Continued)

        The following table sets forth the approximate amounts of these financial instruments as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Commitments to extend credit	$144,224	$92,827
Standby letters of credit	818	210

	$145,042	$93,037

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

        Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no material losses from such activities.

18. Employee Benefits

Defined contribution plan

        The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for "before tax" employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees' contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the years ending December 31, 2014 and 2013.

ESOP

        Effective January 1, 2012, the Company adopted an Employee Stock Ownership Plan (ESOP) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company's common stock purchased by the Veritex Community Bank Employee Stock Ownership Plan (ESOP) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant's 401(k) contribution made during that year. Compensation expense is measured

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

18. Employee Benefits (Continued)

based upon the expected amount of the Company's discretionary contribution which is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares as of the end of the year and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders' equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders' equity as additional paid in capital.

        In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees' accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. During year ended December 31, 2014 the ESOP loan was repaid approximately $118 from contributions to ESOP from the Company. As a result of the repayment, 9,147 shares were released from collateral and allocated to employee participant accounts. During the year ended December 31, 2013, the ESOP purchased 7,811 shares of the Company's common stock and allocated the shares to the plan participants.

        Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2014 and 2013 was approximately $152 and $120, respectively.

        The following is a summary of ESOP shares as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Allocated shares	16,958	7,811
Unearned shares	36,935	—

Total ESOP shares	53,893	7,811

Fair value of unearned shares	$523	$—

19. Stock and Incentive Plans

2010 Stock Option and Equity Incentive Plan

        In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the Incentive Plan), which the Company's shareholders approved in 2011. The maximum number of shares of common stock that may be issued pursuant to grants or options under the Incentive Plan is 1,000,000. The Incentive Plan is administered by the Board of Directors and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the Incentive Plan.

        The Board authorized that the Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

19. Stock and Incentive Plans (Continued)

performance-based stock options. Options are generally granted with an exercise price equal to the market price of the Company's stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non-performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance-based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

        With the adoption the of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the Incentive Plan.

        On October 9, 2014, the Company cancelled outstanding performance-based options to purchase 467,500 shares of Company common stock with a weighted average exercise price of $10.13 per share under the Incentive Plan, and granted 81,480 restricted stock units to 29 employees and directors under the 2014 Omnibus Plan. The Company accounted for cancellation of the equity awards and replacement as a modification of the original awards. The 81,480 restricted stock units fully vest five years from the date of the grant with 20% vesting each year. The incremental compensation cost resulting from the modification amounts to $1,059 which will be recognized over the 5 year vesting period net of expected forfeitures.

        During the year ended 2014, the Company awarded 28,500 restricted shares, 30,000 nonperformance-based stock options and 50,000 performance-based stock options.

        During the year ended 2013, the Company awarded 1,000 restricted shares, 10,000 nonperformance-based stock options and 10,000 performance-based stock options.

        Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2014, 2013 and 2012, approximately $329, $323 and $255 of stock compensation expense related to the Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income. As of December 31, 2014, there was approximately $230 of unrecognized compensation expense related to non-vested share-based compensation awards that is expected to be recognized over the remaining requisite service periods of the awards granted. As of December 31, 2013, there was approximately $1,670 of unrecognized compensation expense related to non-vested share-based compensation awards of which $844 that was expected to be recognized over the remaining requisite service periods of the awards granted. The remaining unrecognized compensation expense of $826 was not expected to be recognized as the certain performance criteria on the performance options were not expected to be achieved..

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

19. Stock and Incentive Plans (Continued)

        The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	December 31,
	2014	2013
Dividend yield	0.00%	0.00%
Expected life	6.5 to 6.9 years	10 years
Expected volatility	5.6%	4.00%
Risk-free interest rate	2.54% to 2.85%	2.05% to 2.75%

        The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company's history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

        A summary of option activity under the 2010 Incentive Plan as of December 31, 2014 and 2013, and changes during the years then ended is presented below:

	2014
	Nonperformance-based stock options			Performance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years

Granted during the year	30,000	11.53		50,000	11.26
Forfeited during the year	(5,000)	10.85		(5,000)	10.85
Cancelled	—	—		(467,500)	10.14
Exercised during the year	—	—		—	—

Outstanding at the end of year	352,500	$10.14	6.58 years	—	—	—

Options exercisable at end of year	189,000	$10.05	6.37 years	—	$—	—

Weighted average fair value of options granted during the year		$1.94			$2.03

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

19. Stock and Incentive Plans (Continued)

	2013
	Nonperformance-based stock options			Performance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	332,500	$10.00	8.18 years	432,500	$10.00	8.0 years

Granted during the year	10,000	10.85		10,000	10.85
Forfeited during the year	(15,000)	10.00		(20,000)	10.00
Exercised during the year	—	—		—	—

Outstanding at the end of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years

Options exercisable at end of year	115,500	$10.00	7.02 years	—	$—	—

Weighted average fair value of options granted during the year		$2.51			$2.51

        As of December 31, 2014 and 2013, the aggregate intrinsic value was $1,420 and $939, respectively, for outstanding nonperformance-based options and $780 and $335, respectively, for exercisable nonperformance-based stock options.

        As of December 31, 2014 no performance-based stock options were outstanding or excercisable . As of December 31, 2013, the aggregate intrinsic value was $1,216 for performance-based stock options. No performance-based stock options were exercisable as of December 31, 2013.

        As of December 31, 2014 and 2013, there was $230 and $1,520, respectively, of total unrecognized compensation expense related to non-vested option shares, of which $230 and $402, respectively, was related to the nonperformance-based stock options. The nonperformance-based stock option expense as of December 31, 2014 will be recognized over the remaining weighted average requisite service period of 2.33 years. Expense associated with the performance-based stock options was based on the probability of future changes in control and other market conditions. During 2014 all of the outstanding performance-based options were cancelled and replaced with restricted stock units awarded under 2014 Omnibus Plan. Accordingly, there is no unrecognized compensation expense for these performance-based options as of December 31, 2014. During 2013, management determined that one performance condition had been met and expensed a portion of the performance-based option expense. Total unrecognized compensation expense related to these performance-based options as of December 31, 2013 was approximately $349, and was expected to be recognized over the remaining weighted average requisite service period of 7 years. Management did not anticipate meeting the other market conditions in the foreseeable future; therefore, no performance-based stock option expense related to these conditions was recorded for the year ended December 31, 2013.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

19. Stock and Incentive Plans (Continued)

        A summary of the status of the Company's restricted shares as of December 31, 2014 and 2013, and changes during the years then ended is as follows:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	35,000	$10.02	40,000	$10.00
Granted during the year	28,500	11.93	1,000	10.85
Vested during the year	—	—	—	—
Forfeited during the year	(1,250)	10.85	(6,000)	10.00

Nonvested at December 31,	62,250	$10.86	35,000	$10.02

        As of December 31, 2014 and 2013, there was $286, and $150, respectively, of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense as of December 31, 2014 expected to be recognized over the remaining weighted average requisite service period of 1.74 years.

2014 Omnibus Plan

        In September of 2014, the Company adopted an omnibus incentive plan or the 2014 Omnibus Plan (Omnibus Plan). The purpose of the Omnibus Plan is to align the long-term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company's long-term performance and growth. To accomplish these goals, the Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash-based awards. The maximum number of shares of the Company's common stock that may be issued pursuant to grants or options under the Omnibus Plan is 1,000,000.

        On October 9, 2014, the Company cancelled outstanding performance-based options to purchase 467,500 shares of Company common stock with a weighted average exercise price of $10.13 per share under the Incentive Plan, and granted approximately 81,480 restricted stock units to 29 employees and directors under the 2014 Omnibus Plan. The Company accounted for cancellation of the equity awards and replacement as a modification of the original awards. The 81,480 restricted stock units fully vest five years from the date of the grant with 20% vesting each year. The incremental compensation cost resulting from the modification amounts to $1,059 which will be recognized over the 5 year vesting period net of expected forfeitures.

        In addition to the 81,480 restricted units granted in conjunction with the cancellation of peformance based options, the Company granted an additional 8,223 restricted stock units to its employees and directors during 2014 under the Omnibus Plan. As of December 31, 2014, 89,903 restricted stock units had been granted under the Omnibus Plan.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

19. Stock and Incentive Plans (Continued)

        A summary of the status of the Company's restricted stock units as of December 31, 2014, and changes during the years then ended is as follows:

	2014
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	—	—
Granted during the year	89,703	13.00
Vested during the year	(7,000)	—
Forfeited during the year	—	—

Nonvested at December 31,	82,903	$13.00

        For the years ended December 31, 2014 approximately $126 was recognized of stock compensation expense in the accompanying consolidated statements of income. As of December 31, 2014 there was $922 of total unrecognized compensation expense related to nonvested restricted stock units. The compensation expense is expected to be recognized over the remaining weighted average requisite service period of 4.74 years.

20. Significant Concentrations of Credit Risk

        Most of the Company's business activity is with customers located within the Dallas Metropolitan area. Such customers are normally also depositors of the Company.

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

21. Related Party Transactions

        In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amounts of such loans were approximately $11,353 and $16,703 as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, new advances of approximately $2,745 were made with approximately $8,095 principal payments received. During the year ended December 31, 2013, new advances of approximately $7,102 were made with approximately $8,787 principal payments received. There were $228 and $1,398 in unfunded commitments to related parties as of December 31, 2014 and 2013, respectively.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

21. Related Party Transactions (Continued)

        Deposits received from related parties as of December 31, 2014 and 2013 totaled approximately $17,303 and $15,511, respectively.

        As disclosed in Note 12, the Company issued $5,000 in subordinated notes to two entities controlled by a certain affiliate of the Company.

22. Preferred Stock

        On August 25, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (SBLF Purchase Agreement) with the Secretary of the Treasury, pursuant to which the Company (i) sold 8,000 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C (the SBLF Preferred Stock) to the Secretary of the Treasury for a purchase price of $8,000. The issuance was pursuant to the SBLF program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks.

        The SBLF Preferred Stock qualifies as Tier 1 capital and pays non- cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QBSL" (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank's level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed and as of December 31, 2014 was set at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

        The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company's Board of Directors. The right expires when full dividends have been paid for four consecutive dividend periods. The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount of $1,000 per share plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

23. Capital Requirements and Restrictions on Retained Earnings

        Under banking law, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.

        The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

23. Capital Requirements and Restrictions on Retained Earnings (Continued)

prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013 that the Bank met all capital adequacy requirements to which it was subject.

        As of December 31, 2014 and 2013, the Bank's capital ratios exceeded those levels necessary to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2014 that management believes have changed the Bank's category.

        A comparison of the Company's and Bank's actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2014:
Total capital (to risk weighted assets)
Company	$107,197	17.22%	≥	$49,814	≥	8.0%	≥	N/A	≥	N/A
Bank	$79,616	12.79%	≥	$49,788	≥	8.0%	≥	$62,235	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$96,236	15.46%	≥	$24,907	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	11.83%	≥	$24,894	≥	4.0%	≥	$37,341	≥	6.0%
Tier 1 capital (to average assets)
Company	$96,236	12.66%	≥	$30,400	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	9.69%	≥	$30,386	≥	4.0%	≥	$37,983	≥	5.0%
As of December 31, 2013:
Total capital (to risk weighted assets)
Company	$59,100	11.74%	≥	$40,288	≥	8.0%	≥	N/A	≥	N/A
Bank	$57,275	11.37%	≥	$40,296	≥	8.0%	≥	$50,370	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$49,103	9.75%	≥	$20,144	≥	4.0%	≥	N/A	≥	N/A
Bank	$52,257	10.37%	≥	$20,148	≥	4.0%	≥	$30,222	≥	6.0%
Tier 1 capital (to average assets)
Company	$49,103	8.06%	≥	$24,373	≥	4.0%	≥	N/A	≥	N/A
Bank	$52,257	8.58%	≥	$24,369	≥	4.0%	≥	$30,461	≥	5.0%

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

24. Subsequent Events

        On March 9, 2015, The Company entered into a definitive merger agreement with IBT Bancorp, Inc. ("IBT"), the parent holding company of Independent Bank of Texas ("Independent Bank"), headquartered in Irving, Texas. Independent Bank operates two banking locations in the Dallas metropolitan area. At December 31, 2014, IBT had total assets of approximately $121 million, total loans of approximately $99 million and total deposits of approximately $104 million. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, the Company will issue 1,185,185 shares of common stock plus $4.0 million in cash in exchange for all of the outstanding shares of IBT capital stock, subject to certain conditions and potential adjustments. Upon the closing of the transaction, Independent Bank will merge with and into Veritex Community Bank. Completion of the transaction is subject to certain closing conditions, including receipt of IBT shareholder approval and customary regulatory approvals. The transaction is expected to close late in the third quarter of 2015.

25. Parent Company Only Financial Statements

        The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$27,399	$2,018
Investment in subsidiaries	93,897	72,579
Other assets	232	300

Total assets	$121,528	$74,897

Liabilities and Stockholders' Equity
Other liabilities	$142	$586
Other borrowings	8,074	8,072

Total liabilities	8,216	8,658

Stockholders' equity
Preferred stock	8,000	8,000
Common stock	95	58
Additional paid-in capital	97,469	55,303
Retained earnings	8,047	2,922
Unallocated Employee Stock Ownership Plan Shares	(401)	—
Treasury stock	(70)	(70)
Accumulated other comprehensive income	172	26

Total stockholders' equity	113,312	66,239

Total liabilities and stockholders' equity	$121,528	$74,897

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

25. Parent Company Only Financial Statements (Continued)

Statements of Income

	Years Ended December 31,
	2014	2013
Interest income:
Other	$2	$2
Interest expense:
Interest on borrowings	379	63

Net interest expense	(377)	(61)
Noninterest expense:
Salaries and employee benefits	162	162
Professional fees	212	76
Other	17	—

Total noninterest expense	391	238

Loss before income tax benefit and equity in undistributed
Income of subsidiaries	(768)	(299)
Income tax benefit	(256)	(102)

(Loss) Income before equity in undistributed income of subsidiaries	(512)	(197)
Equity in undistributed income of subsidiaries	5,717	3,605

Net income	$5,205	$3,408

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except for per share amounts)

25. Parent Company Only Financial Statements (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,205	$3,408
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt costs	2	—
Equity in undistributed net income of Bank	(5,717)	(3,605)
Decrease in other assets	68	389
(Decrease) increase in other liabilities	(444)	580

Net cash (used in) provided by operating activities	(886)	772

Cash flows from investing activities:
Capital investment in subsidiaries	(15,000)	(6,000)

Net cash used in investing activities	(15,000)	(6,000)

Cash flows from financing activities:
Sale of common stock in initial public offering, net of offering cost of $4,574	35,791	—
Proceeds from issuance of common stock, net	5,438	1,210
Purchase of common stock held in treasury	—	(70)
Proceeds from Payments on ESOP Loan	118	—
Dividends paid on preferred stock	(80)	(60)
Issuance of subordinated notes	—	5,000

Net cash provided by financing activities	41,267	6,080

Net increase in cash and cash equivalents	25,381	852
Cash and cash equivalents at beginning of year	2,018	1,166

Cash and cash equivalents at end of year	$27,399	$2,018