Form 10-Q
period 2015-03-31
Veritex Holdings, Inc.
filed 2015-05-04
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2015, there were 9,484,641 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2015 and December 31, 2014

(Dollars in thousands, except par value information)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$9,338	$9,223
Interest bearing deposits in other banks	76,206	84,028
Total cash and cash equivalents	85,544	93,251
Investment securities	53,391	45,127
Loans held for sale	2,508	8,858
Loans, net of allowance for loan losses of $6,006 and $5,981, respectively	609,439	597,278
Accrued interest receivable	1,539	1,542
Bank-owned life insurance	17,969	17,822
Bank premises, furniture and equipment, net	11,526	11,150
Non-marketable equity securities	3,136	4,139
Investment in unconsolidated subsidiary	93	93
Other real estate owned	548	105
Intangible assets	1,186	1,261
Goodwill	19,148	19,148
Other assets	2,879	2,512
Total assets	$808,906	$802,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$241,732	$251,124
Interest-bearing	426,523	387,619
Total deposits	668,255	638,743
Accounts payable and accrued expenses	1,049	1,582
Accrued interest payable and other liabilities	1,395	575
Advances from Federal Home Loan Bank	15,000	40,000
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,981	4,981
Total liabilities	693,773	688,974
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value	8,000	8,000
Common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2015 and December 31, 2014; 9,484,641 and 9,470,832 shares issued and outstanding at March 31, 2015 and December 31, 2014, (excluding 10,000 shares held in treasury)	95	95
Additional paid-in capital	97,480	97,469
Retained earnings	9,851	8,047
Unallocated Employee Stock Ownership Plan shares; 36,935 shares at March 31, 2015 and December 31, 2014	(401)	(401)
Accumulated other comprehensive income	178	172
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	115,133	113,312
Total liabilities and stockholders’ equity	$808,906	$802,286

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$7,348	$6,152
Interest on investment securities	212	216
Interest on deposits in other banks	54	36
Interest on other	—	1
Total interest income	7,614	6,405
Interest expense:
Interest on deposit accounts	631	587
Interest on borrowings	126	132
Total interest expense	757	719
Net interest income	6,857	5,686
Provision for loan losses	110	252
Net interest income after provision for loan losses	6,747	5,434
Noninterest income:
Service charges on deposit accounts	185	206
Gain on sales of investment securities	7	34
Gain on sales of loans held for sale	302	77
(Loss) gain on sales of other real estate owned	(2)	13
Bank-owned life insurance	178	108
Other	96	132
Total noninterest income	766	570
Noninterest expense:
Salaries and employee benefits	2,657	2,642
Occupancy of bank premises	526	446
Depreciation and amortization	325	333
Data processing	220	216
FDIC assessment fees	100	108
Legal fees	201	34
Other professional fees	237	132
Advertising and promotions	73	55
Utilities and telephone	73	69
Other real estate owned expenses and write-downs	13	26
Other	657	473
Total noninterest expense	5,082	4,534
Net income from operations	2,431	1,470
Income tax expense	607	512
Net income	$1,824	$958
Preferred stock dividends	$20	$20
Net income available to common stockholders	$1,804	$938
Basic earnings per share	$0.19	$0.15
Diluted earnings per share	$0.19	$0.15

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$1,824	$958
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period, net	16	(12)
Reclassification adjustment for net gains included in net income	7	34
Other comprehensive gains (losses) before tax	9	(46)
Income tax expense (benefit)	3	(16)
Other comprehensive income (loss), net of tax	6	(30)
Comprehensive income	$1,830	$928

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

 (Dollars in thousands)

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2013	8,000	5,804,703	58	55,303	2,922	26	—	(70)	66,239
Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(20)	—	—	—	(20)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
Stock based compensation	—	—	—	121	—	—	—	—	121
Net income	—	—	—	—	958	—	—	—	958
Other comprehensive income	—	—	—	—	—	(30)	—	—	(30)
Balance at March 31, 2014	$8,000	6,358,832	$64	$61,356	$3,860	$(4)	(500)	(70)	$72,706

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2014	8,000	9,470,832	95	97,469	8,047	172	(401)	(70)	113,312
Restricted stock units vested, net 6,191 shares withheld to cover tax witholdings	—	13,809	—	(96)	—	—	—	—	(96)
Preferred stock dividend Series C	—	—	—	—	(20)	—	—	—	(20)
Stock based compensation	—	—	—	107	—	—	—	—	107
Net income	—	—	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	—	6	—	—	6
Balance at March 31, 2015	$8,000	9,484,641	$95	$97,480	$9,851	$178	(401)	(70)	$115,133

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,824	$958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	333
Provision for loan losses	110	252
Accretion of loan purchase discount	(48)	(69)
Stock-based compensation expense	107	121
Amortization of other intangible assets	1	3
Net amortization of premiums on investment securities	89	95
Change in cash surrender value of bank-owned life insurance	(147)	(89)
Net gain on sales of investment securities	(7)	(34)
Gain on sales of loans held for sale	(302)	(77)
Net loss (gain) on sales of other real estate owned	2	(13)
Net originations of loans held for sale	(10,022)	(5,538)
Proceeds from sales of loans held for sale	16,674	5,146
(Increase) decrease in accrued interest receivable and other assets	(460)	1,689
Increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	284	182
Net cash provided by operating activities	8,430	2,959
Cash flows from investing activities:
Purchases of securities available for sale	(14,922)	(8,955)
Sales of securities available for sale	3,778	981
Proceeds from maturities, calls and pay downs of investment securities	2,807	2,257
Sales (purchases) of non-marketable equity securities, net	1,003	(1)
Net loans originated	(12,716)	(5,879)
Net additions to bank premises and equipment	(627)	(121)
Proceeds from sales of other real estate owned	48	104
Net cash used in investing activities	(20,629)	(11,614)
Cash flows from financing activities:
Net change in deposits	29,512	(1,254)
Net (decrease) increase in advances from Federal Home Loan Bank	(25,000)	—
Dividends paid on preferred stock	(20)	(20)
Proceeds from issuance of common stock, net offering cost of $61	—	5,438
Net cash provided by financing activities	4,492	4,164
Net decrease in cash and cash equivalents	(7,707)	(4,491)
Cash and cash equivalents at beginning of year	93,251	76,646
Cash and cash equivalents at end of year	$85,544	$72,155
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$775	$598
Cash paid for income taxes	$100	$—
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$—	$500
Net issuance of common stock for vesting of restricted stock units to cover withholding	$96	$—
Net foreclosure of other real estate owned	$493	$1,060

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Organization

Veritex Holdings, Inc. (Veritex or the Company), a Texas corporation and bank holding company, was incorporated in July 2009 and was formed for the purpose of acquiring one or more financial institutions located in Dallas, Texas and surrounding areas.

Veritex through its wholly-owned subsidiary, Veritex Community Bank (Bank), is a Texas state banking organization,with corporate offices in Dallas, Texas, and currently operates eight branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and its wholly-owned subsidiary, the Bank. All material intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2015, consolidated results of operations for the three months ended March 31, 2015 and 2014, consolidated stockholders’ equity for the three months ended March 31, 2015 and 2014 and consolidated cash flows for the three months ended March 31, 2015 and 2014.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 27, 2015.

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

Initial Public Offering (IPO):

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In Q2 2014, the Board of Directors of the Company approved a resolution for Veritex to sell shares of common stock to the public in an initial public offering. On July 22, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On August 29, 2014, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

effective by the SEC on October 8, 2014. The Company sold and issued 3,105,000 shares of common stock at $13 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $36,000.

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

Pending Merger

On March 9, 2015, The Company entered into a definitive merger agreement with IBT Bancorp, Inc. ("IBT"), the parent holding company of Independent Bank of Texas ("Independent Bank"), headquartered in Irving, Texas. Independent Bank operates two banking locations in the Dallas metropolitan area. At December 31, 2014, IBT had total assets of approximately $121,000, total loans of approximately $99,000 and total deposits of approximately $104,000. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, the Company will issue 1,185,185 shares of common stock plus $4,000 in cash in exchange for all of the outstanding shares of IBT capital stock, subject to certain conditions and potential adjustments. Upon the closing of the transaction, Independent Bank will merge with and into Veritex Community Bank. Completion of the transaction is subject to certain closing conditions, including receipt of IBT shareholder approval and customary regulatory approvals. The transaction is expected to close in the third quarter of 2015.

Earnings Per Share

Earnings per share (EPS) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Earnings (numerator)
Net income for common stockholders	$1,824	$958
Less: preferred stock dividends	20	20
Net income allocated to common stockholders	$1,804	$938
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	9,448	6,140
Dilutive effect of employee stock-based awards	296	128
Adjusted weighted average shares outstanding	9,744	6,268
Earnings per share:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15

For the three months ended March 31, 2015, the Company excluded from diluted EPS weighted average shares of stock options representing the right to purchase 44,080 shares of the Company’s common stock as the inclusion of these shares would have been anti-dilutive.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

For the three months ended March 31, 2014, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase  452,000 shares of the Company’s common stock because the issuance of shares related to these options was contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not met.

2. Common Stock and Preferred Stock

During January 2014, the Company engaged in a private offering of up to 500,000 shares of its common stock, par value $0.01 per share, at a price of $10.85 per share. As of March 31, 2014, the offering was completed and closed. The Company issued 490,773 shares in the offering generating total proceeds of approximately $5,325 and had offering costs of approximately $60. In addition, during January 2014, the Company issued 17,274 shares of common stock to an existing principal shareholder at $10 per share generating total proceeds of approximately $173.

3. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,877	$—	$23	$1,854
Corporate bonds	—	—	—	—
Municipal securities	3,399	23	20	3,402
Mortgage-backed securities	35,640	238	74	35,804
Collateralized mortgage obligations	11,130	131	27	11,234
Asset-backed securities	1,076	21	—	1,097
	$53,122	$413	$144	$53,391

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
	$44,867	$417	$157	$45,127

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$499	$1	$1,355	$22	$1,854	$23
Municipal securities	2,407	20	—	—	2,407	20
Mortgage-backed securities	14,558	66	1,881	8	16,439	74
Collateralized mortgage obligations	1,375	4	2,346	23	3,721	27
	$18,839	$91	$5,582	$53	$24,421	$144

	December 31, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$1,881	$47	$1,881	$47
Mortgage-backed securities	10,148	39	3,572	34	13,720	73
Collateralized mortgage obligations	1,580	7	2,442	30	4,022	37
	$11,728	$46	$7,895	$111	$19,623	$157

The number of investment positions in an unrealized loss position totaled 23 at March 31, 2015. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2015. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The amortized costs and estimated fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage‑ backed securities, collateralized mortgage obligations, and asset‑backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage‑backed, collateralized mortgage obligations and asset‑backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$972	$995
Due from one year to five years	933	924
Due from five years to ten years	944	930
Due after ten years	2,427	2,407
	5,276	5,256
Mortgage-backed securities	35,640	35,804
Collateralized mortgage obligations	11,130	11,234
Asset-backed securities	1,076	1,097
	$53,122	$53,391

	December 31, 2014
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due from one year to five years	1,930	1,932
Due from five years to ten years	963	936
Due after ten years	—	—
	3,393	3,368
Mortgage-backed securities	28,588	28,771
Collateralized mortgage obligations	11,752	11,839
Asset-backed securities	1,134	1,149
	$44,867	$45,127

Proceeds from sales of investment securities available for sale and gross gains and losses for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
Proceeds from sales	$3,778	$981
Gross realized gains	7	34
Gross realized losses	—	—

There was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of March 31, 2015 and December 31, 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

4. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	March 31,	December 31,
	2015	2014
Real estate:
Construction and land	$84,030	$69,966
Farmland	10,156	10,528
1 - 4 family residential	113,392	105,788
Multi-family residential	9,540	9,964
Nonfarm nonresidential	190,967	195,839
Commercial	204,061	207,101
Consumer	3,349	4,124
	615,495	603,310
Deferred loan fees	(50)	(51)
Allowance for loan losses	(6,006)	(5,981)
	$609,439	$597,278

Included in the net loan portfolio as of March 31, 2015 and December 31, 2014 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $137 and $185, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of March 31, 2015 and December 31, 2014.

Non‑Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non‑accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non‑accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Non‑accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	March 31,	December 31,
	2015	2014
Real estate:
Construction and land	—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm nonresidential	—	375
Commercial	297	34
Consumer	26	27
	$323	$436

During the three months ended March 31, 2015 and 2014, interest income not recognized on non‑accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$—	$—	$—	$—	$84,030	$84,030	$—
Farmland	—	—	—	—	10,156	10,156	—
1 - 4 family residential	30	—	—	30	113,362	113,392	—
Multi-family residential	—	—	—	—	9,540	9,540	—
Nonfarm nonresidential	—	—	—	—	190,967	190,967	—
Commercial	269	—	—	269	203,792	204,061	—
Consumer	—	—	—	—	3,349	3,349	—
	$299	$—	$—	$299	$615,196	$615,495	$—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	December 31, 2014
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$12	$—	$541	$553	$69,413	$69,966	$—
Farmland	—	—	—	—	10,528	10,528	—
1 - 4 family residential	512	—	—	512	105,276	105,788	—
Multi-family residential	—	—	—	—	9,964	9,964	—
Nonfarm nonresidential	—	375	—	375	195,464	195,839	—
Commercial	6	34	—	40	207,061	207,101	—
Consumer	26	—	—	26	4,098	4,124	—
	$556	$409	$541	$1,506	$601,804	$603,310	$—

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

Impaired loans, including purchased credit impaired loans and troubled debt restructurings, at March 31, 2015 and December 31, 2014 are summarized in the following tables.

	March 31, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	During Year
Real estate:
Construction and land	$—	$—	$—	$—	$—	$42
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	168
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,104	1,104	—	1,104	—	1,107
Commercial	482	183	299	482	113	254
Consumer	29	7	22	29	10	32
Total	$1,783	$1,462	$321	$1,783	$123	$1,603

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	December 31, 2014
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	During Year
Real estate:
Construction and land	$819	$—	$541	$541	$44	$611
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	205
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,086	1,086	—	1,086	—	980
Commercial	223	183	40	223	30	361
Consumer	38	8	30	38	13	44
Total	$2,334	$1,445	$611	$2,056	$87	$2,201

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

 During the three months ended March 31, 2015 and 2014, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in troubled debt restructurings was $1,511 and $1,677 as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings as follows:

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

During the three months ended March 31, 2015
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	399	—	—	—	397
Commercial	1	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$399	$—	$—	$—	$397

During the three months ended March 31, 2014
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	17	—	11	6	—
Total	2	$17	$—	$11	$6	$—

The one loan restructured during the three months ended March 31, 2015 was performing as agreed to the modified terms. Of the two loans restructured during the three months ended March 31, 2014, both were performing as agreed to the modified terms. No specific allowance for loan losses is recorded for loans that were modified as of March 31, 2015 and 2014.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2015. There was one loan modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March, 31, 2014. The loan was secured by real estate and the collateral property was foreclosed upon subsequent to the default. No amounts were recorded against the allowance for loan losses related to the foreclosure. A default for

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the three months ended March 31, 2015 and 2014 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of March 31, 2015 or 2014.

Credit Quality Indicators

From a credit risk standpoint, the Company classifies its loans in one of four categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged‑off.

The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on criticized credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. All classified credits are evaluated for impairment. If impairment is determined to exist, a specific reserve is established. The Company’s methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short‑term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits rated more harshly.

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

Credits rated doubtful are those in which full collection of principal appears highly questionable, and which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non‑accrual.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

As of March 31, 2015 and December 31, 2014, the following summarizes the Company’s internal ratings of its loans, including purchased credit impaired loans:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$84,030	$—	$—	$—	$84,030
Farmland	10,156	—	—	—	10,156
1 - 4 family residential	113,055	—	337	—	113,392
Multi-family residential	9,540	—	—	—	9,540
Nonfarm nonresidential	190,570	397	—	—	190,967
Commercial	202,238	1,143	680	—	204,061
Consumer	3,320	—	29	—	3,349
Total	$612,909	$1,540	$1,046	$—	$615,495

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

An analysis of the allowance for loan losses for the three months ended March 31, 2015 and 2014 and year ended December 31, 2014 is as follows:

	For the	For the	For the
	Three Months Ended	Year Ended	Three Months Ended
	2015	2014	2014
Balance at beginning of year	$5,981	$5,018	$5,018
Provision charged to earnings	110	1,423	252
Charge-offs	(102)	(510)	(60)
Recoveries	17	50	5
Net charge-offs	(85)	(460)	(55)
Balance at end of year	$6,006	$5,981	$5,215

The allowance for loan losses as a percentage of total loans is 0.98%,  0.99%, and 1.04% as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014:

	March 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	137	74	(54)	(40)	(7)	110
Charge-offs	(48)	—	—	(50)	(4)	(102)
Recoveries	—	—	5	12	—	17
Net charge-offs (recoveries)	(48)	—	5	(38)	(4)	(85)
Balance at end of year	$858	$1,240	$1,841	$2,014	$53	$6,006
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$113	$10	$123
Total specific reserves	—	—	—	113	10	123
General reserves	858	1,240	1,841	1,901	43	5,883
Total	$858	$1,240	$1,841	$2,014	$53	$6,006

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	137	226	162	909	(11)	1,423
Charge-offs	(28)	(30)	—	(448)	(4)	(510)
Recoveries	—	—	2	46	2	50
Net charge-offs (recoveries)	(28)	(30)	2	(402)	(2)	(460)
Balance at end of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Period-end amount allocated to:
Specific reserves:
Impaired loans	$44	$—	$—	$30	$13	$87
Total specific reserves	44	—	—	30	13	87
General reserves	725	1,166	1,890	2,062	51	5,894
Total	$769	$1,166	$1,890	$2,092	$64	$5,981

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	(6)	150	(372)	493	(13)	252
Charge-offs	—	—	—	(60)	—	(60)
Recoveries	—	—	—	3	2	5
Net charge-offs (recoveries)	—	—	—	(57)	2	(55)
Balance at end of year	$654	$1,120	$1,354	$2,021	$66	$5,215
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$26	$—	$—	$—	$26
Total specific reserves	—	26	—	—	—	26
General reserves	654	1,094	1,354	2,021	66	5,189
Total	$654	$1,120	$1,354	$2,021	$66	$5,215

The Company’s recorded investment in loans as of March 31, 2015 and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$168	$1,104	$482	$29	$1,783
Loans collectively evaluated for impairment	94,186	122,764	189,863	203,579	3,320	613,712
Total	$94,186	$122,932	$190,967	$204,061	$3,349	$615,495

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$541	$168	$1,086	$223	$38	$2,056
Loans collectively evaluated for impairment	79,953	115,584	194,753	206,878	4,086	601,254
Total	$80,494	$115,752	$195,839	$207,101	$4,124	$603,310

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired loans). Accretion on purchased credit impaired loans is based on estimated future cash flows, regardless of contractual maturity. The related carrying amounts of those loans as of December 31, 2014 was $541. There are no purchase credit impaired loans as of March 31, 2015.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

There were no loans purchased during the three months ended March 31, 2015 and 2014.

Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. Income on these loans is recognized using the asset recovery method. As of March 31, 2015, there were no remaining purchase credit impaired loans. As of December 31, 2014, there was only one purchased credit impaired loan remaining with a carrying amount of $541, which was accounted for using the cost recovery method.

5. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 32.6% and 34.8% for the three months ended March 31, 2015 and 2014. The Company’s reported effective tax rates after including the net impact of discrete items for the three months ended March 31, 2015 and 2014 of 25.0% and 34.8%, respectively, in the accompanying condensed consolidated statements of income.

The Company’s provision for income taxes for the three months ended March 31, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options. There were no discrete items for the three months ended March 31, 2014 that affected the Company’s provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying consolidated balance sheets as of March 31, 2015 is a current tax payable of approximately $787 in other liabilities and a net deferred tax asset of approximately $1,566 in other assets. Included in the accompanying consolidated balance sheets in as of December 31, 2014 is a current tax liability of $89 in accrued interest payable and other liabilities and a net deferred tax asset of $1,385 in other assets.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $363 and $351 for the three months ended March 31, 2015 and 2014, respectively.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

7. Other Non-Interest Expense

Significant components of the Company’s other non‑interest expense are as follows:

	For the Three Months Ended March 31,
	2015	2014
Business development	$101	$61
Office and postage	140	57
Director fees	35	20
Insurance	30	24
Security	21	34
Charitable contributions and donations	78	65
Travel	7	5
Training	10	10
Other	235	197
Total	$657	$473

8. Fair Value Disclosures

The authoritative guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liaebility in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage‑backed securities.

Level 3 Inputs.  Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market‑ based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of March 31, 2015
Investment securities available for sale	$—	$53,391	$—	$53,391
As of December 31, 2014
Investment securities available for sale	$—	$45,127	$—	$45,127

There were no liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2015 and 2014.

Certain assets and liabilities are measured at fair value on a non‑ recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Assets measured at fair value on a non‑recurring basis include impaired loans and other real estate owned. The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based upon recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. Adjustments to appraisals may be made to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond the Company’s control and may impact the estimated fair value of a property.

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide‑statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value.

The following table summarizes assets measured at fair value on a non‑ recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of March 31, 2015
Assets:
Impaired loans	$—	$—	$1,783	$1,783
Other real estate owned	$—	$—	$493	$493
As of December 31, 2014
Assets:
Impaired loans	$—	$—	$2,056	$2,056
Other real estate owned	$—	$—	$50	$50

At March 31, 2015, impaired loans had a carrying value of $1,783, with $123 specific allowance for loan loss allocated.

At December 31, 2014, impaired loans had a carrying value of $2,056, with $87 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non‑recurring basis as of March 31, 2015 and December 31, 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

For Level 3 financial assets measured at fair value as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,783	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$493	Collateral Method	Adjustments for selling costs	8%

December 31, 2014
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,056	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$50	Collateral Method	Adjustments for selling costs	8%

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

Loans and loans held for sale:  For variable‑rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one‑to‑four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Bank‑owned life insurance:  The carrying amounts of bank‑owned life insurance approximate their fair value.

Non‑marketable equity securities:  The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable‑rate certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed‑rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off‑balance sheet instruments:  Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s condensed consolidated financial statements.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2015 and December 31, 2015 were as follows:

	March 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$85,544	$85,544	$93,251	$93,251
Securities available for sale	53,391	53,391	45,127	45,127
Loans held for sale	2,508	2,508	8,858	8,858
Accrued interest receivable	1,539	1,539	1,542	1,542
Bank-owned life insurance	17,969	17,969	17,822	17,822
Non-marketable equity securities	3,136	3,136	4,139	4,139
Level 3 inputs:
Loans, net	609,439	606,819	597,278	596,138
Financial liabilities:
Level 2 inputs:
Deposits	$668,255	$659,415	$638,743	$630,402
Advances from FHLB	15,000	15,029	40,000	40,028
Accrued interest payable	110	110	126	126
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,981	4,981	4,981	4,981

9. Financial Instruments with Off‑Balance Sheet Risk

The Company is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

The following table sets forth the approximate amounts of these financial instruments as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Commitments to extend credit	$173,434	$144,224
Standby letters of credit	1,038	818
	$174,472	$145,042

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.

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

10. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the three months ending March 31, 2015 and 2014.

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

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

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

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets.

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for three months ended March 31, 2015 and 2014 was approximately $45 and $45, respectively.

The following is a summary of ESOP shares as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Allocated shares	16,958	16,958
Unearned shares	36,935	36,935
Total ESOP shares	53,893	53,893
Fair value of unearned shares	$516	$523

11. Stock and Incentive Plans

2010 Stock Option and Equity Incentive Plan

In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the Incentive Plan), which the Company’s shareholders approved in 2011. The maximum number of shares of common stock that may be issued pursuant to grants or options under the Incentive Plan is 1,000,000. The Incentive Plan is administered by the Board of Directors and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the Incentive Plan.

The Board authorized that the Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10‑year contractual terms for non‑controlling participants as defined by the Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

vested upon a change in control. The vesting of a performance‑based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the Incentive Plan.

During the three months ended March 31, 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options.

During the three months ended March 31, 2014, the Company awarded 20,000 non-performance‑based stock options and 40,000 performance‑based stock options. During the three months ended March 31, 2014, the Company did not award any restricted stock units.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three months ended March 31, 2015 and 2014, approximately $21 and $121 of stock compensation expense related to the Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

 The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Three Months Ended March 31,
	2015	2014
Dividend yield	—	0.00%
Expected life	—	10 years
Expected volatility	—	5.60%
Risk-free interest rate	—	2.71%

The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

volatility of the Company. The risk‑free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2015 and 2014, and changes during the years then ended is presented below:

2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—	—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.33 years	—	$—	—
Options exercisable at end of period	245,000	$10.05	6.10 years	—	$—	—
Weighted average fair value of options granted during the period		$—			$—

	2014
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years
Granted during the period	20,000	10.85		40,000	10.85
Forfeited during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	347,500	$10.07	7.57 years	462,500	$10.09	8.0 years
Options exercisable at end of period	179,800	$10.39	6.36 years	—	$—	—
Weighted average fair value of options granted during the period		$2.62			$2.74

As of March 31, 2015 and 2014, the aggregate intrinsic value was $1,350 and $983, respectively, for outstanding non-performance‑based stock options and $960 and $451, respectively, for exercisable non-performance‑based stock options.

As of March 31, 2015, there were no performance‑based stock options outstanding or exercisable.  As of March 31, 2014, the aggregate intrinsic value was $1,300 for outstanding performance-based stock options. No performance-based stock options were exercisable as of March 31, 2014.

As of March 31, 2015 and 2014, there was approximately $186 and $381 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense as of March 31, 2015 is expected to be recognized over the remaining weighted average requisite service period of 1.76 years.

As of March 31, 2015, there was no unrecognized compensation expense related to performance-based options.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

 A summary of the status of the Company’s restricted stock units as of March 31, 2015 and 2014, and changes during the three months then ended is as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	62,250	$10.86	35,000	$10.00
Granted during the period	—	—	13,500	10.85
Vested during the period	(20,000)	10.00	—	—
Forfeited during the period	—	—	(250)	10.85
Nonvested at March 31,	42,250	$11.30	48,250	$10.25

As of March 31, 2015 and 2014, there was $258, and $247, respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The compensation expense as of March 31, 2015 expected to be recognized over the remaining weighted average requisite service period of 2.32 years.

2014 Omnibus Plan

In September of 2014, the Company adopted an omnibus incentive plan or the 2014 Omnibus Plan (Omnibus Plan). The purpose of the Omnibus Plan is to align the long‑term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company’s long‑term performance and growth. To accomplish these goals, the Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash‑based awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the Omnibus Plan is 1,000,000.

The Company granted 44,080 options and 25,474 restricted stock units to its employees and directors during the three months ended March 31, 2015 under the Omnibus Plan. The options vest equally over 3 years from the date of grant. The restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index which determines the number of restricted stock units which may vest. The Company’s 2014 Omnibus Plan was not adopted until September of 2014. Accordingly, no restricted stock units or options were granted to its employees and directors during the three months ended March 31, 2014 under the Omnibus Plan.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Three Months Ended March 31,
	2015	2014
Dividend yield	0.00%	—
Expected life	6 years	—
Expected volatility	37.00%	—
Risk-free interest rate	1.81%	—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company as well as the volatility of certain comparable public company peers. The risk‑free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of the status of the Company’s options and restricted stock units as of March 31, 2015 and changes during the three months then ended is as follows:

2015
Nonperformance-based stock options
Weighted
	Shares	Weighted	Average
	Underlying	Exercise	Contractual
	Options	Price	Term
Outstanding at beginning of year	—	$—	—
Granted during the period	44,080	14.17
Forfeited during the period	—	—
Cancelled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	44,080	$14.17	9.76 years
Options exercisable at end of period	—	$—	—
Weighted average fair value of options granted during the period		$5.46

As of March 31, 2015, there was no aggregate intrinsic value for outstanding non-performance-based stock options.

	2015
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1,	82,903	$13.00
Granted during the period	25,474	14.17
Vested during the period	—	—
Forfeited during the period	—	—
Nonvested at March 31,	108,377	$13.28

For the three months ended March 31, 2015 approximately $18 and $69 of stock compensation expense awarded under the 2014 Omnibus Plan related to options and restricted stock units, respectively, which was recognized in the accompanying condensed consolidated statements of income.

As of March 31, 2015 there was $201 and $1,072 of total unrecognized compensation expense related to options and restricted stock units awarded under the 2014 Omnibus Plan, respectively. The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.76 and 4.21 years, respectively.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

12. Significant Concentrations of Credit Risk

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

13. Preferred Stock

On August 25, 2011, the Company entered into a Small Business Lending Fund‑Securities Purchase Agreement (SBLF Purchase Agreement) with the Secretary of the Treasury, pursuant to which the Company (i) sold 8,000 shares of the Company’s Senior Non‑Cumulative Perpetual Preferred Stock, Series C (the SBLF Preferred Stock) to the Secretary of the Treasury for a purchase price of $8,000. The issuance was pursuant to the SBLF program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks.

The SBLF Preferred Stock qualifies as Tier 1 capital and pays non‑ cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of March 31, 2015 was set at one percent (1%) based upon the increase in QBSL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non‑voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. The right expires when full dividends have been paid for four consecutive dividend periods. The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount of $1,000 per share plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

14. Capital Requirements and Restrictions on Retained Earnings

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

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2015 and December 31, 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk‑based, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2015 that management believes have changed the Bank’s category.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of March 31, 2015
Total capital (to risk weighted assets)
Company	$109,414	17.16%	≥	$51,015	≥	8.0%	≥	N/A	≥	N/A
Bank	$82,235	12.91%	≥	$50,977	≥	8.0%	≥	$63,722	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$98,427	15.43%	≥	$25,508	≥	4.0%	≥	N/A	≥	N/A
Bank	$76,229	11.96%	≥	$25,489	≥	4.0%	≥	$38,233	≥	6.0%
Tier 1 capital (to average assets)
Company	$98,427	12.78%	≥	$30,800	≥	4.0%	≥	N/A	≥	N/A
Bank	$76,229	9.90%	≥	$30,790	≥	4.0%	≥	$38,487	≥	5.0%
As of December 31, 2014
Total capital (to risk weighted assets)
Company	$107,197	17.22%	≥	$49,814	≥	8.0%	≥	N/A	≥	N/A
Bank	$79,616	12.79%	≥	$49,788	≥	8.0%	≥	$62,235	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$96,236	15.46%	≥	$24,907	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	11.83%	≥	$24,894	≥	4.0%	≥	$37,341	≥	6.0%
Tier 1 capital (to average assets)
Company	$96,236	12.66%	≥	$30,400	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	9.69%	≥	$30,386	≥	4.0%	≥	$37,983	≥	5.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2014 filed March 27, 2015.

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements”, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “—Special Cautionary Notice Regarding Forward-Looking Statements” below.

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate eight branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated three banks. As of March 31, 2015, we had total assets of $808.9 million, total loans of $615.5 million, total deposits of $668.3 million and total stockholders’ equity of $115.1 million.

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

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

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

For the three months ended March 31, 2015, net interest income before provision for loan losses totaled $6.9 million, and net interest margin and net interest spread were 3.82% and 3.53%, respectively. For the three months ended March 31, 2014, net interest income totaled $5.7 million and net interest margin and net interest spread were 3.79% and 3.50%, respectively. The increase in net interest margin and net interest spread was due to the increase in noninterest-bearing sources of funds including growth in noninterest-bearing deposits and stockholders’ equity largely due to our initial public offering, and the decrease in cost of interest bearing deposits. Interest-earning assets grew $119.9 million, and 59.9% of this growth was funded from growth of a noninterest-bearing deposits of $29.1 million and stockholders’ equity of $42.7 million.

Average interest-bearing deposits increased $51.1 million to $408.9 million for the three months ended March 31, 2015 from $357.8 million for the three months ending March 31, 2014 and interest expense increased $38,000 to $757,000 for the three months ended March 31, 2015  from $719,000 for the three months ended March 31, 2014. The increase in interest expense was primarily the result of growth in money market accounts with retail money market accounts growing $24.8 million with an average rate paid of 0.65% and brokered money market accounts growing $24.0 million with an average rate paid of 0.21%.  The average rate paid on interest-bearing deposits was 0.71% and 0.77% for the three months ending March 31, 2015 and March 31, 2014, respectively.  The decrease of 0.06% was due to a decline in the average cost of money market deposits from 0.61% for the three months ended March 31, 2014 to 0.59% for the three months ended March 31, 2015 as the use of brokered money market deposits drove down the average rate paid for these deposits.  In addition, time deposits decreased $4.1 million from with average interest paid at 1.17%.

The increase in net interest margin was partially offset by a decline on average loan yields for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.   Average loan yields declined to 4.85% for the three months ended March 31, 2015 a reduction of 0.18% compared to 5.03% for the three months ended March 31, 2014. The decrease was primarily due to a decline in overall market yields for new loan originations and renewals as rates for these loans were below the average yield of amortizing or paid-off loans.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2015 and 2014, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$613,840	$7,348	4.85%	$496,316	$6,152	5.03%
Investment securities	49,242	212	1.75	48,719	216	1.80
Investment in subsidiary	93	—	—	93	1	1.07
Interest-bearing deposits in other banks	65,221	54	0.34	63,345	36	0.23
Total interest-earning assets	728,396	7,614	4.24	608,473	6,405	4.27
Allowance for loan losses	(6,013)			(5,134)
Noninterest-earning assets	67,233			60,739
Total assets	$789,616			$664,078
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$408,926	$631	0.63%	$357,825	$587	0.67%
Advances from FHLB	16,878	32	0.77	15,000	33	0.89
Other borrowings	8,394	94	4.54	8,072	99	4.97
Total interest-bearing liabilities	434,198	757	0.71	380,897	719	0.77
Noninterest-bearing liabilities:
Noninterest-bearing deposits	238,994			209,894
Other liabilities	1,820			1,431
Total noninterest-bearing liabilities	240,814			211,325
Stockholders’ equity	114,604			71,856
Total liabilities and stockholders’ equity	$789,616			$664,078
Net interest rate spread(2)			3.53%			3.50%
Net interest income		$6,857			$5,686
Net interest margin(3)			3.82%			3.79%

(1)	Includes average outstanding balances of loans held for sale of $4,420, and $2,048 for the three months ended March 31, 2015 and 2014, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and changes attributable to changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the
	Three Months Ended March 31, 2015
	compared to 2014
	Increase (Decrease)
	due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Total loans	$1,489	$(293)	$1,196
Securities available for sale	2	(6)	(4)
Other Investments	—	(1)	(1)
Interest-earning deposits in other banks	1	17	18
Total increase (decrease) in interest income	1,492	(283)	1,209
Interest-bearing liabilities:
Interest-bearing deposits	86	(42)	44
Advances from FHLB	4	(5)	(1)
Other borrowings	4	(9)	(5)
Total increase (decrease) in interest expense	94	(56)	38
Increase (decrease) in net interest income	$1,398	$(227)	$1,171

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $110,000 for the three months ended March 31, 2015, compared to $252,000 for the same period in 2014, a decrease of $142,000 or 56.3%. The decrease in provision expense was due to a reduction in general reserves resulting from the continued improvement in credit quality.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans, other real estate owned and investment securities and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$185	$206	$(21)
Gain on sales of investment securities	7	34	(27)
Gain on sales of loans held for sale	302	77	225
(Loss) Gain on sales of other real estate owned	(2)	13	(15)
Bank-owned life insurance income	178	108	70
Other	96	132	(36)
Total noninterest income	$766	$570	$196

Noninterest income for the three months ended March 31, 2015 increased $196,000 or 34.4% to $766,000 compared to noninterest income of $570,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $185,000 for the three months ended March 31, 2015, a decrease of $21,000 over the same period in 2014. This decrease was primarily attributable to a decrease in merchant and debit card fees of $19,000 and a decrease in overdraft fees of $13,000.  These fee decreases were offset by the growth in the number of deposit accounts and related balances resulting in an increase of $14,000 in service and analysis charge fees.

Gain on sales of loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $10.0 million for the three months ended March 31, 2015 compared to $5.5 million for the three months ended March 31, 2014. Income from the sales of loans was $302,000 for the three months ended March 31, 2015 compared to $77,000 for the same period of 2014. This increase of $225,000 was primarily due to increases in the number of loans sold and average gain per sale. For the three months ended March 31, 2014, 15 loans were sold at an average gain of $5,200 per loan compared to 41 loan sales at an average gain of $7,400 per loan for the same period of 2015.

Gain (loss) on sales of other real estate owned. Loss on sales of other real estate owned amounted to $2,000 for the three months ended March 31, 2015 as a result of a single sale of residential property. Gain on sales of other real estate owned amounted to $13,000 for the three months ended March 31, 2014 as a result of several residential lot sales.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance increased $70,000 for the three months ended March 31, 2015, compared to the same period in 2014. The increase in income was primarily attributable to $7.0 million additional bank-owned life insurance purchased in December 2014.

Other. This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income decreased $36,000 or 27.3% for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a decrease of $24,000 in revenue from other real estate owned and a decrease of $10,000 in late charges.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$2,657	$2,642	$15
Non-staff expenses:
Occupancy of bank premises	526	446	80
Depreciation and amortization	325	333	(8)
Data processing	220	216	4
FDIC assessment fees	100	108	(8)
Legal fees	201	34	167
Other professional fees	237	132	105
Advertising and promotions	73	55	18
Utilities and telephone	73	69	4
Other real estate owned expenses and write-downs	13	26	(13)
Other	657	473	184
Total noninterest expense	$5,082	$4,534	$548

Noninterest expense for the three months ended March 31, 2015 increased $548,000 or 12.1% to $5.1 million compared to noninterest expense of $4.5 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $2.7 million for the three months ended March 31, 2015, an increase of $15,000 or 0.6% compared to the same period in 2014. The increase was partially attributable to an increase in employee compensation of $340,000 which included an addition of five full-time equivalent employees since March 31, 2014 and annual merit increases.  The growth in employee expense was offset by an increase of the deferred employee expense related to loan originations. As of March 31, 2015, we had 121 full-time equivalent employees. Salaries and employee benefits included $107,000 and $121,000 in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Occupancy of bank premises. Our expense associated with occupancy of bank premises was $526,000 for the three months ended March 31, 2015 compared to $446,000 for the same period in 2014. This increase of $80,000 or 17.9% was due primarily to an increase in property tax expense of $74,000.

Depreciation and amortization. Depreciation and amortization costs were $325,000 and $333,000 for the three months ended March 31, 2015 and 2014, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $251,000 and $259,000 for the three months ended March 31, 2015 and 2014, respectively, as well as intangible asset amortization of $74,000 for the same periods. The decrease of $8,000 or 2.4% was due to furniture and branch equipment that became fully depreciated and was not replaced.

Data processing. Data processing expenses were $220,000 for the three months ended March 31, 2015 and $216,000 for the same period in 2014. The increase of $4,000 or 1.9% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

FDIC assessment fees. Our FDIC assessment fees were $100,000 and $108,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $8,000 or 7.4% was a result of a lower assessment rate partially offset by the growth in assets over this period.

Legal fees. Legal fees were $201,000 and $34,000 for the three months ended March 31, 2015 and 2014, respectively. The increase of $167,000 or 491.2% was due to acquisition related legal expenses of $176,000.

Other professional fees. Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $237,000 and $132,000 for the three months ended March 31, 2015 and 2014, respectively. This increase of $105,000 or 79.5% was primarily attributable to increased professional service fees and other public company-related costs of $59,000, a $10,000 increase in IT related support and $21,000 of acquisition related consulting fees.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $13,000 and $26,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease of $13,000 or 50.0% was due to a reduction in the number of properties comprising other real estate owned and in related property write-downs. The bank sold four other real estate owned properties and foreclosed on two additional properties between March 31, 2014 and March 31, 2015 reducing the number of properties held from four as of March 31, 2014 to two as of March 31, 2015. In addition, we had no write-downs of other real estate owned for either the three months ended March 31, 2015 or March 31, 2014.

Other. This category includes operating and administrative expenses including small hardware and software purchases, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $184,000 or 38.9% to $657,000 for the three months ended March 31, 2015, compared to $473,000 for the same period in 2014 primarily related to an increase in supplies expenses, equipment-related costs and business development related expenses required to support our marketing efforts.  In addition, we had public company-related printing costs of $67,000.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2015, the Company did not believe a valuation allowance was necessary.

For the three months ended March 31, 2015, income tax expense totaled $607,000, an increase of $95,000 or 18.6% compared to $512,000 for the same period in 2014. The increase was primarily attributable to the $961,000 increase in net operating income from $1.5 million for the three months ended March 31, 2014.  This increase was offset by a net discrete tax benefit of $186,000 associated with the recognition of non-qualified stock options deferred tax assets.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 32.6% and 34.8% for the three months ended March 31, 2015 and 2014. The 2.2% decrease in effective tax rates from the three months ended March 31, 2014 was affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses. Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the three months ended March 31, 2015 and 2014 of 25.0% and 34.8%, respectively.

Financial Condition

Our total assets increased $6.6 million or 0.8% from $802.3 million as of December 31, 2014 to $808.9 million as of March 31, 2015. Our asset growth was due to the successful execution of our strategy of establishing deep relationships in the Dallas metropolitan area resulting in new customer accounts and growth in balances from existing loan and deposit customers.

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

As of March 31, 2015, total loans were $615.5 million, an increase of $12.2 or 2.0% million compared to $603.3 million as of December 31, 2014. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $2.5 million and $8.9 million in loans were classified as held for sale as of March 31, 2015, December 31, 2014, respectively.

Total loans as a percentage of deposits were 92.1 % and 94.5% as of March 31, 2015 and December 31, 2014, respectively. Total loans as a percentage of assets were 76.1% and 75.2% as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial	$204,061	33.2%	$207,101	34.3%
Real estate:
Construction and land	84,030	13.7	69,966	11.6
Farmland	10,156	1.7	10,528	1.7
1 - 4 family residential	113,392	18.4	105,788	17.5
Multi-family residential	9,540	1.5	9,964	1.7
Nonfarm nonresidential	190,967	31.0	195,839	32.5
Consumer	3,349	0.5	4,124	0.7
Total loans held for investment	$615,495	100.0%	$603,310	100.0%
Total loans held for sale	$2,508		$8,858

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

Commercial loans decreased $3.0 million or 1.5% to $204.1 million as of March 31, 2015 from $207.1 million as of December 31, 2014. The decrease in lending activity was primarily due to the reduction of energy sector loans to $2.8 million from $6.2 as of December 31, 2014 and other unanticipated loan pay-downs.

Construction and land. Our construction and land development loans are comprised of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout North Texas and are generally diverse in terms of type.

Construction and land loans increased $14.1 million or 20.1% to $84.0 million as of March 31, 2015 from $70.0 million as of December 31, 2014. The increase in lending activity was due to a robust business environment in our primary market area and the continued efforts of our relationship-based lenders.

1-4 family residential. Our 1-4 family residential loans are comprised of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.

1-4 family residential loans increased $7.6 million or 7.2% to $113.4 million as of March 31, 2015 from $105.8 million as of December 31, 2014. This increase resulted primarily from an increase in market demand due to growth in the housing market in our primary market area.

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

Nonfarm nonresidential loans decreased $4.9 million or 2.5% to $191.0 million as of March 31, 2015 from $195.8 million as of December 31, 2014. This decrease primarily resulted from approximately $8.0 million in pay-downs partially offset by approximately $3.0 million in new fundings.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of March 31, 2015
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$85,016	$95,541	$23,504	$204,061
Real estate:
Construction and land	45,366	20,179	18,485	84,030
Farmland	2,497	7,279	380	10,156
1 - 4 family residential	11,800	70,795	30,797	113,392
Multi-family residential	492	8,254	794	9,540
Nonfarm nonresidential	24,050	129,590	37,327	190,967
Consumer	1,280	1,645	424	3,349
Total loans	$170,501	$333,283	$111,711	$615,495
Amounts with fixed rates	$46,119	$178,694	$48,257	$273,070
Amounts with floating rates	$124,382	$154,589	$63,454	$342,425

	As of December 31, 2014
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$82,440	$99,262	$25,399	$207,101
Real estate:
Construction and land	37,183	21,429	11,354	69,966
Farmland	2,530	7,462	536	10,528
1 - 4 family residential	8,752	67,633	29,403	105,788
Multi-family residential	466	8,696	802	9,964
Nonfarm nonresidential	14,558	144,393	36,888	195,839
Consumer	1,458	2,235	431	4,124
Total loans	$147,387	$351,110	$104,813	$603,310
Amounts with fixed rates	$35,867	$186,000	$39,612	$261,479
Amounts with floating rates	$111,520	$165,110	$65,201	$341,831

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $941,000 in nonperforming assets as of March 31, 2015 compared to $541,000 in nonperforming assets as of December 31, 2014. We had $323,000 in nonperforming loans as of March 31, 2015 compared to $436,000 as of December 31, 2014.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans(1)	$323	$436
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	323	436
Other real estate owned:
Commercial real estate, construction, land and land development	548	55
Residential real estate	—	50
Total other real estate owned	548	105
Repossessed assets owned	70	—
Total other assets owned	618	105
Total nonperforming assets	$941	$541
Restructured loans—non-accrual	$50	$597
Restructured loans—accruing	$1,461	$1,080
Ratio of nonperforming loans to total loans	0.05%	0.07%
Ratio of nonperforming assets to total assets	0.12%	0.07%

(1)	Does not include purchased credit impaired loan of $541,000 as of December 31, 2014. There were no purchased credit impaired loans as of March 31, 2015.

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm residential	—	375
Commercial	297	34
Consumer	26	27
Total	$323	$436

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

The following table summarizes our internal ratings of our loans, including purchase credit impaired loans, as of the dates indicated.

	As of March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$84,030	$—	$—	$—	$84,030
Farmland	10,156	—	—	—	10,156
1 - 4 family residential	113,223	—	169	—	113,392
Multi-family residential	9,540	—	—	—	9,540
Nonfarm nonresidential	190,570	397	—	—	190,967
Commercial	202,238	1,143	680	—	204,061
Consumer	3,152	—	197	—	3,349
Total	$612,909	$1,540	$1,046	$—	$615,495

	As of December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

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

As of March 31, 2015, the allowance for loan losses totaled $6.0 million or 0.98% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.0 million or 0.99% of total loans. Ending balances for the purchase discount related to non-impaired acquired loans were $137,000 and $185,000 as of March 31, 2015 and December 31, 2014, respectively. Purchase credit impaired loans are not considered nonperforming loans. There were no purchase credit impaired loans as of March 31, 2015.  Purchase credit impaired loans had no purchase discount outstanding as of December 31, 2014.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended	For the Three Months Ended	For the Year Ended
	March 31, 2015	March 31, 2014	December 31, 2014
	(Dollars in thousands)

Average loans outstanding	$613,840	$496,316	$546,041
Gross loans outstanding at end of period(1)	$615,495	$500,091	$603,310
Allowance for loan losses at beginning of period	$5,981	$5,018	$5,018
Provision for loan losses	110	252	1,423
Charge-offs:
Real estate:
Construction, land and farmland	(48)	—	(28)
Residential	—	—	(30)
Nonfarm non-residential	—	—	—
Commercial	(50)	(60)	(448)
Consumer	(4)	—	(4)
Total charge-offs	(102)	(60)	(510)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	5	—	2
Commercial	12	3	46
Consumer	—	2	2
Total recoveries	17	5	50
Net charge-offs	(85)	(55)	(460)
Allowance for loan losses at end of period	$6,006	$5,215	$5,981
Ratio of allowance to end of period loans	0.98%	1.04%	0.99%
Ratio of net charge-offs to average loans	0.01%	0.01%	0.08%

(1)	Excluding loans held for sale.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2014 to March 31, 2015. Loan balances increased from $603.3 million as of December 31, 2014 to $615.5 million as of March 31, 2015. Our provision has increased consistently with the growth in our loan portfolio during the same period. Charge-offs have been immaterial, representing less than 0.01% of total loan balances during the same period.

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

	As of		As of
	March 31, 2015		December 31, 2014
		Percent		Percent
	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$768	12.8%	$675	11.3%
Farmland	90	1.5	94	1.6
1 - 4 family residential	1,155	19.2	1,077	18.0
Multi-family residential	85	1.4	89	1.5
Nonfarm nonresidential	1,841	30.7	1,890	31.6
Total real estate	3,939	65.6	3,825	64.0
Commercial	2,014	33.5	2,092	34.9
Consumer	53	0.9	64	1.1
Total allowance for loan losses	$6,006	100.0%	$5,981	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2015, the carrying amount of investment securities totaled $53.4 million, an increase of $8.3 million or 18.4% compared to $45.1 million as of December 31, 2014. Securities represented 6.6% and 5.6% of total assets as of March 31, 2015 and December 31, 2014, respectively.

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

	As of March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,877	$—	$23	$1,854
Corporate bonds	—	—	—	—
Municipal securities	3,399	23	20	3,402
Mortgage-backed securities	35,640	238	74	35,804
Collateralized mortgage obligations	11,130	131	27	11,234
Asset-backed securities	1,076	21	—	1,097
Total	$53,122	$413	$144	$53,391

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
Total	$44,867	$417	$157	$45,127

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of March 31, 2015, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$924	1.56%	$930	1.81%	$—	—%	$1,854	1.69%
Corporate bonds/Certificates of deposit	—	—	—	—	—	—	—	—	—	—
Municipal securities	995	3.25	—	—	—	—	2,407	2.27	3,402	2.56
Mortgage-backed securities	—	—	30,240	1.77	3,455	0.98	2,109	2.04	35,804	1.71
Collateralized mortgage obligations	237	3.47	7,420	2.30	3,577	1.88	—	—	11,234	2.19
Asset-backed securities	113	0.53	—	—	984	1.00	—	—	1,097	0.95
Total	$1,345	3.06%	$38,584	1.86%	$8,946	1.43%	$4,516	2.16%	$53,391	1.75%

	As of December 31, 2014
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$944	1.63%	$937	1.83%	$—	—%	$1,881	1.73%
Corporate bonds/Certificates of deposit	500	2.49	—	—	—	—	—	—	500	2.49
Municipal securities	—	—	987	3.25	—	—	—	—	987	3.25
Mortgage-backed securities	—	—	25,140	1.78	3,543	0.95	88	1.60	28,771	1.68
Collateralized mortgage obligations	357	3.43	9,254	2.20	2,228	1.70	—	—	11,839	2.14
Asset-backed securities	174	0.50	—	—	975	0.90	—	—	1,149	0.84
Total	$1,031	2.48%	$36,325	1.93%	$7,683	1.27%	$88	1.60%	$45,127	1.82%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.68 years with an estimated effective duration of 2.31 years as of March 31, 2015

.

As of March 31, 2015 and December 31, 2014 we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.75% as of March 31, 2015 compared to 1.71% as of December 31, 2014. The increase in average yield during the first quarter of 2015 compared to 2014 was primarily due to the reinvestment of funds at lower rates in 2015 and the speed of prepayments on our mortgage-backed securities and collateralized mortgage obligation portfolios.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2015 were $668.3 million, an increase of $29.6 million or 4.6% compared to $638.7 million as of December 31, 2014 due primarily to increases of $53.4 million in money market deposits which was partially offset by a $12.3 million decrease in business checking deposits and a $9.4 million decrease in noninterest-bearing deposits. The money market deposit increase was comprised of $42.0 million of low cost brokered deposits with an average rate of 0.17%.

Noninterest-bearing deposits as of March 31, 2015 were $241.7 million compared to $251.1 million as of December 31, 2014, a decrease of $9.4 million or 3.7%. Interest-bearing deposit account balances as of March 31, 2015 were $426.2 million compared to $387.6 million as of December 31, 2014, an increase of $38.6 million or 10.0%.

Average deposits for the three months ended March 31, 2015 were $647.9 million, an increase of $43.0 million or 7.1% over the full year average for the year ended December 31, 2014 of $604.9 million. The average rate paid on total interest-bearing deposits remained constant at 0.71% for the year ended December 31, 2014 and for the three months ended March 31, 2015. In addition, the continued growth of noninterest-bearing demand accounts resulted in further reductions to the cost of deposits from 0.40% for the year ended December 31, 2014 to 0.39% for the three months ended March 31, 2015.

The following table presents the daily average balances and weighted average interest rates paid on deposits for the periods indicated:

	For the Three Months Ended		For the year ended
	March 31, 2015		December 31, 2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Interest-bearing demand accounts	$46,253	0.25%	$42,419	0.28%
Savings accounts	6,047	0.11	5,417	0.10
Money market accounts	267,131	0.58	227,050	0.59
Certificates and other time deposits > $100k	72,258	1.02	82,048	0.97
Certificates and other time deposits < $100k	17,237	0.88	17,140	0.89
Total interest-bearing deposits	408,926	0.63	374,074	0.65
Noninterest-bearing demand accounts	238,994		230,875
Total deposits	$647,920	0.40%	$604,949	0.46%

Our ratio of average noninterest-bearing deposits to average total deposits for the three months ended March 31, 2015 and the year ended December 31, 2014 was 36.9% and 38.2%, respectively.

The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of	As of
	March 31, 2015	December 31, 2014
	(Dollars in thousands)

1 year or less	$66,821	$68,467
More than 1 year but less than 3 years	6,454	7,124
3 years or more but less than 5 years	3,151	3,926
5 years or more	—	—
Total	$76,426	$79,517

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2015 and December 31, 2014, total borrowing capacity of $282.1 million and $236.1 million, respectively, was available under this arrangement and $15.0 million and $40.0 million, respectively, was outstanding with an average interest rate of 0.77% for the three months ended March 31, 2015 and 0.74% for the year ended December 31, 2014. Our current FHLB advances mature within four years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
March 31, 2015
Amount outstanding at year-end	$15,000
Weighted average interest rate at year-end	0.80%
Maximum month-end balance during the year	15,000
Average balance outstanding during the year	16,878
Weighted average interest rate during the year	0.77%
December 31, 2014
Amount outstanding at year-end	$40,000
Weighted average interest rate at year-end	0.36%
Maximum month-end balance during the year	40,000
Average balance outstanding during the year	15,890
Weighted average interest rate during the year	0.74%

Federal Reserve Bank of Dallas.    The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2015 and December 31, 2014, $147.1 million and $162.9 million, respectively, were available under this arrangement. As of March 31, 2015, approximately $192.4 million in commercial loans were pledged as collateral. As of March 31, 2015 and December 31, 2014, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of March 31, 2015 was 2.08%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)

Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,981	4,981
Total	$8,074	$8,074

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2015 and the year ended December 31, 2014, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of March 31, 2015 and December 31, 2014. There were no advances under these lines of credit outstanding as of March 31, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $789.6 million for the three months ended March 31, 2015 and $713.0 million for the year ended December 31, 2014.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Sources of Funds:
Deposits:
Noninterest-bearing	30.3%	32.4%
Interest-bearing	51.8	52.5
Advances from FHLB	2.1	2.2
Other borrowings	1.0	1.1
Other liabilities	0.3	0.3
Stockholders’ equity	14.5	11.5
Total	100.0%	100.0%
Uses of Funds:
Loans	78.0%	76.5%
Securities available for sale	6.7	6.9
Interest-bearing deposits in other banks	8.3	8.9
Other noninterest-earning assets	7.0	7.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	36.9%	38.2%
Average loans to average deposits	94.1%	90.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 23.68% for the three months ended March 31, 2015 compared to the same period in 2014. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 3.68 years and an effective duration of 2.31 years as of March 31, 2015 and a weighted average life of 4.04 years and an effective duration of 2.19 years as of December 31, 2014.

As of March 31, 2015, we had outstanding $173.4 million in commitments to extend credit and $1.04 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, we had outstanding $144.2 million in commitments to extend credit and $818,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2015 and December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2015, we had cash and cash equivalents of $85.5 million compared to $93.3 million as of December 31, 2014. The decrease was primarily due to use of excess cash to fund increase in loans.

Capital Resources

Total stockholders’ equity increased to $115.1 million as of March 31, 2015, compared to $113.3 million as of December 31, 2014, an increase of $1.8 million or 1.6%. This increase was primarily the result of $1.8 million in net income for the period. For the three months ended March 31, 2015, we declared and paid cash dividends on our Series C preferred stock of $20,000. See “Description of Capital Stock—Preferred Stock—Series C Preferred Stock” for additional discussion of our Series C preferred stock. To date, we have not declared or paid dividends on our common stock. As discussed in the subsequent events footnote to the financial statements included herein, during October of 2014, the Company completed an initial public offering issuing 3,105,000 shares of common stock, $.01 par value, at $13.00 per share for gross proceeds of $40.4 million, net proceeds after underwriting discounts and expenses were approximately $35.8. The Company has retained the net proceeds from this offering at our holding Company and intends to use such proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2015 and December 31, 2014, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk weighted assets)	$109,414	17.16%	$107,197	17.22%
Tier 1 capital (to risk weighted assets)	98,427	15.43	96,236	15.46
Tier 1 capital (to average assets)	98,427	12.78	96,236	12.66
Veritex Community Bank
Total capital (to risk weighted assets)	$82,235	12.91%	$79,616	12.79%
Tier 1 capital (to risk weighted assets)	76,229	11.96	73,635	11.83
Tier 1 capital (to average assets)	76,229	9.90	73,635	9.69

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

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014:

	As of December 31, 2014
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$955	$1,783	$1,567	$1,717	$6,022
Time deposits	84,304	8,523	4,061	—	96,888
Advances from FHLB	25,000	10,000	5,000	—	40,000
Other borrowings	—	—	—	8,074	8,074
Standby and commercial letters of credit	418	—	400	—	818
Commitments to extend credit	59,625	46,206	7,827	30,566	144,224
Total	$170,302	$66,512	$18,855	$40,357	$296,026

During the three months ended March 31, 2015, other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due.

Off‑Balance Sheet Items

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

	As of March 31, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$718	$—	$320	$—	$1,038
Commitments to extend credit	64,415	53,715	22,873	32,431	173,434
Total	$65,133	$53,715	$23,193	$32,431	$174,472

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

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month and twenty four month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 12.5% for a 100 basis point shift, 15.0% for a 200 basis point shift, and 20.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of March 31, 2015		As of December 31, 2014
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	8.88%	17.21%	8.08%	18.16%
+ 200	5.24%	12.76%	4.69%	13.32%
+ 100	1.97%	6.86%	1.66%	6.95%
Base	(0.18)%	—%	(0.19)%	—%
−100	(1.13)%	(1.46)%	(1.00)%	(0.52)%

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

Tangible Book Value Per Common Share. Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders’ equity less preferred stock, and intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of March 31,		As of December 31,
	2015	2014	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$115,133	$72,706	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)
Common shareholder book value	107,133	64,706	105,312
Goodwill	(19,148)	(19,148)	(19,148)
Intangible assets	(1,186)	(1,490)	(1,261)
Total tangible common equity	$86,799	$44,068	$84,903
Common shares outstanding(1)	9,485	6,359	9,471
Book value per common share	$11.29	$10.18	$11.12
Tangible book value per common share	$9.15	$6.93	$8.96

(1)

Excludes the dilutive effect, if any, of 396,580, 810,000, and 352,500 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2015, March 31, 2014 and December 31, 2014, respectively, 150,627, 48,250, and 145,153 shares of common stock issuable upon vesting of outstanding restricted stock units as of March 31, 2015, March 31, 2014, and December 31, 2014 respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$115,133	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)
Goodwill	(19,148)	(19,148)
Intangible assets	(1,186)	(1,261)
Total tangible common equity	$86,799	$84,903
Tangible Assets
Total assets	$808,906	$802,286
Adjustments:
Goodwill	(19,148)	(19,148)
Intangible assets	(1,186)	(1,261)
Total tangible assets	$788,572	$781,877
Tangible Common Equity to Tangible Assets	11.01%	10.86%

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At March 31, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. We review and approve these policies and procedures on a regular basis and makes changes as appropriate. We receive frequent reports related to loan originations, quality, concentrations, delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	our ability to retain executive officers and key employees and their customer and community relationships;
•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio
•	market conditions and economic trends nationally, regionally and particularly in the Dallas metropolitan area and Texas;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;
•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	potential fluctuations in the market value and liquidity of our investment securities;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to prevent breaches of our network security;
•	risks associated with data processing system failures and errors;
•	our ability to successfully execute the acquisition of IBT Bancorp;
•

our actual cost savings resulting from the acquisition of IBT Bancorp are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the IBT Bancorp acquisition are less than expected;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10‑K for the year ended December 31, 2014, as well as the information contained in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2014, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Reorganization by and between Veritex Holdings, Inc. and IBT Bancorp, Inc., dated March 9, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2015)

3.1

Second Amended and Restated Certificate of Formation of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September  22, 2014 (File No. 333-198484))

3.2

Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September 22, 2014 (File No. 333-198484))

10.1

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed September 29, 2014 (File No. 333-198484))

10.2

Registration Rights Agreement among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September 22, 2014 (File No. 333-198484))

10.3

Director Nomination Agreement among Veritex Holdings, Inc. and SunTx Veritex Holdings, L.P. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September 22, 2014 (File No. 333-198484))

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

101*

The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2105, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) CondensedNotes to Consolidated Financial Statements.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 4, 2015	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2015	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)