Form 10-Q
period 2015-06-30
Veritex Holdings, Inc.
filed 2015-07-31
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 10,678,855 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2015 and December 31, 2014

(Dollars in thousands, except par value information)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$11,699	$9,223
Interest bearing deposits in other banks	51,570	84,028
Total cash and cash equivalents	63,269	93,251
Investment securities	59,299	45,127
Loans held for sale	2,127	8,858
Loans, net of allowance for loan losses of $6,193 and $5,981, respectively	638,696	597,278
Accrued interest receivable	1,557	1,542
Bank-owned life insurance	18,115	17,822
Bank premises, furniture and equipment, net	12,107	11,150
Non-marketable equity securities	3,970	4,139
Investment in unconsolidated subsidiary	93	93
Other real estate owned	548	105
Intangible assets	1,110	1,261
Goodwill	19,148	19,148
Other assets	7,101	2,512
Total assets	$827,140	$802,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$240,919	$251,124
Interest-bearing	432,187	387,619
Total deposits	673,106	638,743
Accounts payable and accrued expenses	1,202	1,582
Accrued interest payable and other liabilities	672	575
Advances from Federal Home Loan Bank	27,000	40,000
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,982	4,981
Total liabilities	710,055	688,974
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value	8,000	8,000
Common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2015 and December 31, 2014; 9,493,788 and 9,470,832 shares issued and outstanding at June 30, 2015 and December 31, 2014, (excluding 10,000 shares held in treasury)	95	95
Additional paid-in capital	97,761	97,469
Retained earnings	11,687	8,047
Unallocated Employee Stock Ownership Plan shares; 36,935 shares at June 30, 2015 and December 31, 2014	(406)	(401)
Accumulated other comprehensive income	18	172
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	117,085	113,312
Total liabilities and stockholders’ equity	$827,140	$802,286

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$7,454	$6,566	$14,802	$12,718
Interest on investment securities	252	206	464	422
Interest on deposits in other banks	55	41	109	77
Interest on other	—	—	1	1
Total interest income	7,761	6,813	15,376	13,218
Interest expense:
Interest on deposit accounts	666	570	1,297	1,161
Interest on borrowings	123	123	249	251
Total interest expense	789	693	1,546	1,412
Net interest income	6,972	6,120	13,830	11,806
Provision for loan losses	148	425	258	677
Net interest income after provision for loan losses	6,824	5,695	13,572	11,129
Noninterest income:
Service charges on deposit accounts	216	190	401	396
Gain on sales of investment securities	—	—	7	34
Gain on sales of loans held for sale	129	168	431	245
(Loss) gain on sales of other real estate owned	—	24	(2)	37
Bank-owned life insurance	180	103	358	212
Other	163	155	259	287
Total noninterest income	688	640	1,454	1,211
Noninterest expense:
Salaries and employee benefits	2,588	2,196	5,246	4,838
Occupancy of bank premises	474	474	1,000	920
Depreciation and amortization	320	334	645	667
Data processing	222	210	442	426
FDIC assessment fees	96	109	196	217
Legal fees	85	26	286	59
Other professional fees	233	411	470	543
Advertising and promotions	47	37	120	93
Utilities and telephone	74	72	148	141
Other real estate owned expenses and write-downs	22	108	34	134
Other	569	483	1,226	956
Total noninterest expense	4,730	4,460	9,813	8,994
Net income from operations	2,782	1,875	5,213	3,346
Income tax expense	926	677	1,533	1,190
Net income	$1,856	$1,198	$3,680	$2,156
Preferred stock dividends	$20	$20	$40	$40
Net income available to common stockholders	$1,836	$1,178	$3,640	$2,116
Basic earnings per share	$0.19	$0.19	$0.39	$0.34
Diluted earnings per share	$0.19	$0.18	$0.38	$0.33

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,856	$1,198	$3,680	$2,156
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period, net	(242)	300	(226)	289
Reclassification adjustment for net gains included in net income	—	—	7	34
Other comprehensive (losses) gains before tax	(242)	300	(233)	255
Income tax (benefit) expense	(82)	102	(79)	87
Other comprehensive income (loss), net of tax	(160)	198	(154)	168
Comprehensive income	$1,696	$1,396	$3,526	$2,324

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, I NC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312
Restricted stock units vested, net 6,191 shares withheld to cover tax witholdings	—	13,809	—	(96)	—	—	—	—	(96)
Preferred stock dividend Series C	—	—	—	—	(40)	—	—	—	(40)
Issuance of stock to ESOP		9,147		115			(5)		110
Stock based compensation	—	—	—	273	—	—	—	—	273
Net income	—	—	—	—	3,680	—	—	—	3,680
Other comprehensive income	—	—	—	—	—	(154)	—	—	(154)
Balance at June 30, 2015	$8,000	9,493,788	$95	$97,761	$11,687	$18	$(406)	$(70)	$117,085

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2013	$8,000	5,804,703	$58	$55,303	$2,922	$26	$—	$(70)	$66,239
Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(40)	—	—	—	(40)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
ESOP shares allocated	—	—	—	19	—	—	99	—	118
Stock based compensation	—	—	—	165	—	—	—	—	165
Net income	—	—	—	—	2,156	—	—	—	2,156
Other comprehensive income	—	—	—	—	—	168	—	—	168
Balance at June 30, 2014	$8,000	6,358,832	$64	$61,419	$5,038	$194	$(401)	$(70)	$74,244

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,680	$2,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	667
Provision for loan losses	258	677
Accretion of loan purchase discount	(59)	(234)
Stock-based compensation expense	273	165
Amortization of other intangible assets	2	7
Net amortization of premiums on investment securities	207	217
Change in cash surrender value of bank-owned life insurance	(293)	(172)
Net gain on sales of investment securities	(7)	(34)
Gain on sales of loans held for sale	(431)	(245)
Amortization of subordinated note discount	1	1
Net loss (gain) on sales of other real estate owned	2	(37)
Net originations of loans held for sale	(19,419)	(18,779)
Proceeds from sales of loans held for sale	26,581	14,733
(Increase) decrease in accrued interest receivable and other assets	(4,700)	1,283
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(94)	83
Net cash provided by operating activities	6,648	488
Cash flows from investing activities:
Purchases of securities available for sale	(23,920)	(10,983)
Sales of securities available for sale	3,778	981
Proceeds from maturities, calls and pay downs of investment securities	5,537	5,130
Sales (purchases) of non-marketable equity securities, net	169	(245)
Net loans originated	(42,110)	(46,798)
Net additions to bank premises and equipment	(1,455)	(1,871)
Proceeds from sales of other real estate owned	48	450
Net cash used in investing activities	(57,953)	(53,336)
Cash flows from financing activities:
Net change in deposits	34,363	37,236
Net (decrease) increase in advances from Federal Home Loan Bank	(13,000)	—
Dividends paid on preferred stock	(40)	(40)
Proceeds from payments on ESOP Loan	—	118
Proceeds from issuance of common stock, net offering cost of $61	—	5,438
Net cash provided by financing activities	21,323	42,752
Net decrease in cash and cash equivalents	(29,982)	(10,096)
Cash and cash equivalents at beginning of year	93,251	76,646
Cash and cash equivalents at end of year	$63,269	$66,550
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,566	$1,346
Cash paid for income taxes	$2,100	$1,230
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$—	$500
Issuance of stock to ESOP	$110	$—
Net issuance of common stock for vesting of restricted stock units to cover withholding	$96	$—
Net foreclosure of other real estate owned	$493	$1,110

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

Veritex through its wholly-owned subsidiary, Veritex Community Bank (Bank), is a Texas state bank, with corporate offices in Dallas, Texas, and currently operates eight branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and its wholly-owned subsidiary, the Bank. All material intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2015 and December 31, 2014, consolidated results of operations for the three and six months ended June 30, 2015 and 2014, consolidated stockholders’ equity for the six months ended June 30, 2015 and 2014 and consolidated cash flows for the six months ended June 30, 2015 and 2014.

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

Initial Public Offering (IPO):

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In Q2 2014, the Board of Directors of the Company approved a resolution for Veritex to sell shares of common stock to the public in an initial public offering. On July 22, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On August 29,

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

2014, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on October 8, 2014. The Company sold and issued 3,105,000 shares of common stock at $13.00 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $36.0 million.

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

Merger

On March 9, 2015, The Company entered into a definitive merger agreement with IBT Bancorp, Inc. (“IBT”), the parent holding company of Independent Bank of Texas (“Independent Bank”), headquartered in Irving, Texas. Independent Bank operates two banking locations in the Dallas metropolitan area. At June 30,  2015, IBT had total assets of approximately $113.7 million, total loans of approximately $89.7 million and total deposits of approximately $98.3 million. The transaction closed on July 1, 2015 (Refer to Note 15-Subsequent Events).

Earnings Per Share

Earnings per share (EPS) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (numerator)
Net income for common stockholders	$1,856	$1,198	$3,680	$2,156
Less: preferred stock dividends	20	20	40	40
Net income allocated to common stockholders	$1,836	$1,178	$3,640	$2,116
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	9,448	6,321	9,448	6,231
Dilutive effect of employee stock-based awards	261	131	256	128
Adjusted weighted average shares outstanding	9,709	6,452	9,704	6,359
Earnings per share:
Basic	$0.19	$0.19	$0.39	$0.34
Diluted	$0.19	$0.18	$0.38	$0.33

For the six months ended June 30, 2015, the Company excluded from diluted EPS weighted average shares of stock options representing the right to purchase 44,080 shares of the Company’s common stock as the inclusion of these shares would have been anti-dilutive. For the six months ended June 30, 2014, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 459,000 shares of the Company’s common stock, respectively, because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met.

For the three months ended June 30, 2015, there were no exclusions from the diluted EPS weighted average shares. For the three months ended June 30, 2014, the Company excluded from diluted EPS weighted average shares of

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

performance stock options representing the right to purchase 466,000 shares of the Company’s common stock, because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met.

2. Common Stock and Preferred Stock

During January 2014, the Company engaged in a private offering of up to 500,000 shares of its common stock, par value $0.01 per share, at a price of $10.85 per share. As of June 30, 2014, the offering was completed and closed. The Company issued 490,773 shares in the offering generating total proceeds of approximately $5,325 and had offering costs of approximately $61. In addition, during January 2014, the Company issued 17,274 shares of common stock to an existing principal shareholder at $10 per share generating total proceeds of approximately $173.

3. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,876	$—	$22	$1,854
Municipal securities	6,195	15	97	6,113
Mortgage-backed securities	39,738	223	158	39,803
Collateralized mortgage obligations	10,446	93	40	10,499
Asset-backed securities	1,016	14	—	1,030
	$59,271	$345	$317	$59,299

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
	$44,867	$417	$157	$45,127

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$499	$1	$1,355	$21	$1,854	$22
Municipal securities	5,119	97	—	—	5,119	97
Mortgage-backed securities	21,763	142	2,772	16	24,535	158
Collateralized mortgage obligations	3,833	17	1,399	23	5,232	40
	$31,214	$257	$5,526	$60	$36,740	$317

	December 31, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$1,881	$47	$1,881	$47
Mortgage-backed securities	10,148	39	3,572	34	13,720	73
Collateralized mortgage obligations	1,580	7	2,442	30	4,022	37
	$11,728	$46	$7,895	$111	$19,623	$157

The number of investment positions in an unrealized loss position totaled 31 at June 30, 2015. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2015. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The amortized costs and estimated fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage-backed securities, collateralized mortgage obligations, and asset‑backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage‑backed, collateralized

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

mortgage obligations and asset‑backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	June 30, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$980	$995
Due from one year to five years	1,430	1,419
Due from five years to ten years	1,331	1,315
Due after ten years	4,330	4,238
	8,071	7,967
Mortgage-backed securities	39,738	39,803
Collateralized mortgage obligations	10,446	10,499
Asset-backed securities	1,016	1,030
	$59,271	$59,299

	December 31, 2014
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$500	$500
Due from one year to five years	1,930	1,932
Due from five years to ten years	963	936
Due after ten years	—	—
	3,393	3,368
Mortgage-backed securities	28,588	28,771
Collateralized mortgage obligations	11,752	11,839
Asset-backed securities	1,134	1,149
	$44,867	$45,127

Proceeds from sales of investment securities available for sale and gross gains and losses for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2015	2014
Proceeds from sales	$3,778	$981
Gross realized gains	7	34
Gross realized losses	—	—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

There was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of June 30, 2015 and December 31, 2014.

4. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	June 30,	December 31,
	2015	2014
Real estate:
Construction and land	$84,612	$69,966
Farmland	11,796	10,528
1 - 4 family residential	121,734	105,788
Multi-family residential	8,206	9,964
Nonfarm nonresidential	213,435	195,839
Commercial	201,712	207,101
Consumer	3,443	4,124
	644,938	603,310
Deferred loan fees	(49)	(51)
Allowance for loan losses	(6,193)	(5,981)
	$638,696	$597,278

Included in the net loan portfolio as of June 30, 2015 and December 31, 2014 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $126 and $185, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of June 30, 2015 and December 31, 2014.

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

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Non‑accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	June 30,	December 31,
	2015	2014
Real estate:
Construction and land	—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm nonresidential	—	375
Commercial	288	34
Consumer	24	27
	$312	$436

During the six months ended June 30, 2015 and 2014, interest income not recognized on non‑accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$—	$—	$—	$—	$84,612	$84,612	$—
Farmland	—	—	—	—	11,796	11,796	—
1 - 4 family residential	493	—	—	493	121,241	121,734	—
Multi-family residential	—	—	—	—	8,206	8,206	—
Nonfarm nonresidential	—	—	—	—	213,435	213,435	—
Commercial	119	262	—	381	201,331	201,712	—
Consumer	4	—	—	4	3,439	3,443	—
	$616	$262	$—	$878	$644,060	$644,938	$—

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

Impaired Loans

Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (“TDRs”) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans, including purchased credit impaired loans and troubled debt restructurings, at June 30, 2015 and December 31, 2014 are summarized in the following tables.

	June 30, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$21
Farmland	—	—	—	—	—	—
1 - 4 family residential	167	167	—	167	—	168
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,100	1,100	—	1,100	—	1,104
Commercial	472	183	289	472	109	366
Consumer	26	5	21	26	10	28
Total	$1,765	$1,455	$310	$1,765	$119	$1,687

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	December 31, 2014
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$819	$—	$541	$541	$44	$611
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	205
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,086	1,086	—	1,086	—	980
Commercial	223	183	40	223	30	361
Consumer	38	8	30	38	13	44
Total	$2,334	$1,445	$611	$2,056	$87	$2,201

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the six months ended June 30, 2015 and 2014, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as troubled debt restructurings are based on individual facts and circumstances. Loan modifications that are included as troubled debt restructurings may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in troubled debt restructurings was $1,762  and $1,677 as of June 30, 2015 and December 31, 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

During the six months ended June 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings as follows:

During the six months ended June 30, 2015
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	399	—	—	—	395
Commercial	1	268	—	—	261	—
Consumer	—	—	—	—	—	—
Total	2	$667	$—	$—	$261	$395

During the six months ended June 30, 2014
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	17	—	11	6	—
Total	2	$17	$—	$11	$6	$—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Of the two loans restructured during the six months ended June 30, 2015 both loans were performing as agreed to the modified terms. Of the two loans restructured during the six months ended June 30, 2014, both loans were performing as agreed to the modified terms. No specific allowance for loan losses is recorded for loans that were modified as of June 30, 2015 and 2014.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the six months ended June 30, 2015. There was one loan modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the six months ended June 30, 2014. The loan was secured by real estate and the collateral property was foreclosed upon subsequent to the default. No amounts were recorded against the allowance for loan losses related to the foreclosure. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the three months ended June 30, 2015 and 2014 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of June 30, 2015 or 2014.

Credit Quality Indicators

From a credit risk standpoint, the Company classifies its loans in the following categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged‑off.

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

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

As of June 30, 2015 and December 31, 2014, the following summarizes the Company’s internal ratings of its loans, including purchased credit impaired loans:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$84,534	$—	$78	$—	$84,612
Farmland	11,796	—	—	—	11,796
1 - 4 family residential	121,564	—	170	—	121,734
Multi-family residential	8,206	—	—	—	8,206
Nonfarm nonresidential	212,943	395	97	—	213,435
Commercial	200,069	1,063	580	—	201,712
Consumer	3,417	—	26	—	3,443
Total	$642,529	$1,458	$951	$—	$644,938

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

An analysis of the allowance for loan losses for the six months ended June 30, 2015 and 2014 and year ended December 31, 2014 is as follows:

	For the	For the	For the
	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2014
Balance at beginning of year	$5,981	$5,018	$5,018
Provision charged to earnings	258	1,423	677
Charge-offs	(102)	(510)	(204)
Recoveries	56	50	25
Net charge-offs	(46)	(460)	(179)
Balance at end of year	$6,193	$5,981	$5,516

The allowance for loan losses as a percentage of total loans is 0.96%,  0.99%,  and 1.02% as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014:

	June 30, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	93	69	169	(65)	(8)	258
Charge-offs	(48)	—	—	(50)	(4)	(102)
Recoveries	—	—	5	50	1	56
Net charge-offs (recoveries)	(48)	—	5	—	(3)	(46)
Balance at end of year	$814	$1,235	$2,064	$2,027	$53	$6,193
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$109	$10	$119
Total specific reserves	—	—	—	109	10	119
General reserves	814	1,235	2,064	1,918	43	6,074
Total	$814	$1,235	$2,064	$2,027	$53	$6,193

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	137	226	162	909	(11)	1,423
Charge-offs	(28)	(30)	—	(448)	(4)	(510)
Recoveries	—	—	2	46	2	50
Net charge-offs (recoveries)	(28)	(30)	2	(402)	(2)	(460)
Balance at end of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Period-end amount allocated to:
Specific reserves:
Impaired loans	$44	$—	$—	$30	$13	$87
Total specific reserves	44	—	—	30	13	87
General reserves	725	1,166	1,890	2,062	51	5,894
Total	$769	$1,166	$1,890	$2,092	$64	$5,981

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	69	260	54	311	(17)	677
Charge-offs	(28)	(30)	—	(146)	—	(204)
Recoveries	—	—	—	22	3	25
Net charge-offs (recoveries)	(28)	(30)	—	(124)	3	(179)
Balance at end of year	$701	$1,200	$1,780	$1,772	$63	$5,516
Period-end amount allocated to:
Specific reserves:
Impaired loans	$34	$—	$—	$52	$14	$100
Total specific reserves	34	—	—	52	14	100
General reserves	667	1,200	1,780	1,720	49	5,416
Total	$701	$1,200	$1,780	$1,772	$63	$5,516

The Company’s recorded investment in loans as of June 30, 2015 and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	June 30, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$167	$1,100	$472	$26	$1,765
Loans collectively evaluated for impairment	96,408	129,773	212,335	201,240	3,417	643,173
Total	$96,408	$129,940	$213,435	$201,712	$3,443	$644,938

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$541	$168	$1,086	$223	$38	$2,056
Loans collectively evaluated for impairment	79,953	115,584	194,753	206,878	4,086	601,254
Total	$80,494	$115,752	$195,839	$207,101	$4,124	$603,310

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired loans). Accretion on purchased credit impaired loans is based on estimated future cash flows, regardless of contractual maturity.

There were no loans purchased during the six months ended June 30, 2015 and 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

Income is not recognized on certain purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. Income on these loans is recognized using the asset recovery method. As of June 30, 2015, there were no remaining purchase credit impaired loans. As of December 31, 2014, there was only one purchased credit impaired loan remaining with a carrying amount of $541, which was accounted for using the cost recovery method.

5. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.0% and 35.6% for the six months ended June 30, 2015 and 2014. The Company’s reported effective tax rates after including the net impact of discrete items for the six months ended June 30, 2015 and 2014 of 29.4% and 35.6%, respectively, in the accompanying condensed consolidated statements of income.

The Company’s provision for income taxes for the six months ended June 30, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options. There were no discrete items for the six months ended June 30, 2014 that affected the Company’s provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying consolidated balance sheets as of June 30, 2015 is a current tax receivable of approximately $287 in other assets and a net deferred tax asset of approximately $1,648 in other assets. Included in the accompanying consolidated balance sheets in as of December 31, 2014 is a current tax liability of $89 in accrued interest payable and other liabilities and a net deferred tax asset of $1,385 in other assets.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $721 for both the six months ended June 30, 2015 and 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

7. Other Non-Interest Expense

Significant components of the Company’s other non‑interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Business development	$90	$130	$191	$191
Office and postage	73	52	213	109
Director fees	33	24	68	44
Insurance	30	17	60	42
Security	26	28	47	62
Charitable contributions and donations	76	31	153	97
Travel	9	11	17	16
Training	9	14	18	24
Other	223	176	459	371
Total	$569	$483	$1,226	$956

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

Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds,  mortgage‑backed securities and collateralized mortgage obligations, and asset-backed securities.

Level 3 Inputs.  Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market‑based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of June 30, 2015
Investment securities available for sale	$—	$59,299	$—	$59,299
As of December 31, 2014
Investment securities available for sale	$—	$45,127	$—	$45,127

There were no liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2015 and 2014.

Certain assets and liabilities are measured at fair value on a non recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

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

Appraisals for impaired loans and other real estate owned are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide‑statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value.

The following table summarizes assets measured at fair value on a non‑ recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of June 30, 2015
Assets:
Impaired loans	$—	$—	$1,765	$1,765
Other real estate owned	$—	$—	$493	$493
As of December 31, 2014
Assets:
Impaired loans	$—	$—	$2,056	$2,056
Other real estate owned	$—	$—	$50	$50

At June 30, 2015, impaired loans had a carrying value of $1,765, with $119 specific allowance for loan loss allocated.

At December 31, 2014, impaired loans had a carrying value of $2,056, with $87 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non‑recurring basis as of June 30, 2015 and December 31, 2014.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

For Level 3 financial assets measured at fair value as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,765	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$493	Collateral Method	Adjustments for selling costs	8%

December 31, 2014
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,056	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$50	Collateral Method	Adjustments for selling costs	8%

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of June 30, 2015 and December 31, 2015 were as follows:

	June 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$63,269	$63,269	$93,251	$93,251
Securities available for sale	59,299	59,299	45,127	45,127
Loans held for sale	2,127	2,127	8,858	8,858
Accrued interest receivable	1,557	1,557	1,542	1,542
Bank-owned life insurance	18,115	18,115	17,822	17,822
Non-marketable equity securities	3,970	3,970	4,139	4,139
Level 3 inputs:
Loans, net	638,696	635,518	597,278	596,138
Financial liabilities:
Level 2 inputs:
Deposits	$673,106	$663,650	$638,743	$630,402
Advances from FHLB	27,000	26,997	40,000	40,028
Accrued interest payable	109	109	126	126
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,982	4,982	4,981	4,981

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

The following table sets forth the approximate amounts of these financial instruments as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Commitments to extend credit	$203,088	$144,224
Standby and commercial letters of credit	1,438	818
	$204,526	$145,042

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

10. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the six months ending June 30, 2015 and 2014.

ESOP

Effective January 1, 2012, the Company adopted an Employee Stock Ownership Plan (ESOP) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company’s common stock purchased by the Veritex Community Bank Employee Stock Ownership Plan (ESOP) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant’s 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company’s discretionary contribution that is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

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

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for both the six months ended June 30, 2015 and 2014 was approximately $90.

The following is a summary of ESOP shares as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Allocated shares	26,105	16,958
Unearned shares	36,935	36,935
Total ESOP shares	63,040	53,893
Fair value of unearned shares	$552	$523

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

The Board authorized that the Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10‑year contractual terms for non‑controlling participants as defined by the Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance‑based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the Incentive Plan.

During the six months ended June 30, 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options.

During the six months ended June 30, 2014, the Company awarded 30,000 non-performance‑based stock options and 50,000 performance‑based stock options. During the six months ended June 30, 2014, the Company awarded 28,500 restricted stock units.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the six months ended June 30, 2015 and 2014, approximately $92 and $165 of stock compensation expense related to the Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Six Months Ended June 30,
	2015	2014
Dividend yield	—	0.00%
Expected life	—	10 years
Expected volatility	—	5.60%
Risk-free interest rate	—	2.54% to 2.71%

The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk‑free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2015 and 2014, and changes during the years then ended is presented below:

2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—	—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.08 years	—	$—	—
Options exercisable at end of period	251,700	$10.07	5.89 years	—	$—	—
Weighted average fair value of options granted during the period		$—			$—

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

	2014
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years
Granted during the period	30,000	11.86		50,000	11.19
Forfeited during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	357,500	$10.15	7.17 years	472,500	$10.15	8.0 years
Options exercisable at end of period	181,200	$10.04	6.71 years	—	$—	—
Weighted average fair value of options granted during the period		$1.94			$2.01

As of June 30, 2015 and 2014, the aggregate intrinsic value was $1,692 and $983, respectively, for outstanding non-performance‑based stock options and $1,226 and $518, respectively, for exercisable non-performance‑based stock options.

As of June 30, 2015, there were no performance‑based stock options outstanding or exercisable. As of June 30, 2014, the aggregate intrinsic value was $1,300 for outstanding performance-based stock options. No performance-based stock options were exercisable as of June 30, 2014.

As of June 30, 2015 and 2014, there was approximately $143 and $343 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense as of June 30, 2015 is expected to be recognized over the remaining weighted average requisite service period of 1.45 years.

As of June 30, 2015, there was no unrecognized compensation expense related to performance-based options.

A summary of the status of the Company’s restricted stock units as of June 30, 2015 and 2014, and changes during the six months then ended is as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	62,250	$10.86	35,000	$10.02
Granted during the period	—	—	28,500	11.93
Vested during the period	(20,000)	10.00	—	—
Forfeited during the period	—	—	(250)	10.85
Nonvested at June 30,	42,250	$11.27	63,250	$10.88

As of June 30, 2015 and 2014, there was $230, and $369, respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The compensation expense as of June 30, 2015 expected to be recognized over the remaining weighted average requisite service period of 2.07 years.

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

The Company granted 44,080 options and 25,474 restricted stock units to its employees and directors during the six months ended June 30, 2015 under the Omnibus Plan. The options vest equally over 3 years from the date of grant. The restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index which determines the number of restricted stock units which may vest. The Company’s 2014 Omnibus Plan was not adopted until September of 2014. Accordingly, no restricted stock units or options were granted to its employees and directors during the six months ended June 30, 2014 under the Omnibus Plan.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Six Months Ended June 30,
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

A summary of the status of the Company’s options and restricted stock units as of June 30, 2015 and changes during the six months then ended is as follows:

2015
Nonperformance-based stock options
Weighted
	Shares	Weighted	Average
	Underlying	Exercise	Contractual
	Options	Price	Term
Outstanding at beginning of year	—	$—	—
Granted during the period	44,080	14.17
Forfeited during the period	—	—
Cancelled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	44,080	$14.17	9.52 years
Options exercisable at end of period	—	$—	—
Weighted average fair value of options granted during the period		$5.46

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

As of June 30, 2015 the aggregate intrinsic value was $34 for outstanding stock options under the Omnibus plan.

	2015
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1,	82,903	$13.00
Granted during the period	25,474	14.17
Vested during the period	—	—
Forfeited during the period	—	—
Nonvested at June 30,	108,377	$13.28

For the six months ended June 30, 2015 approximately $36 and $145 of stock compensation expense awarded under the 2014 Omnibus Plan related to options and restricted stock units, respectively, which was recognized in the accompanying condensed consolidated statements of income.

As of June 30, 2015 there was $183 and $995 of total unrecognized compensation expense related to options and restricted stock units awarded under the 2014 Omnibus Plan, respectively. The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.51 and 3.97 years, respectively.

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

The SBLF Preferred Stock qualifies as Tier 1 capital and pays non cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of June 30, 2015 was set at one percent (1%) based upon the increase in QBSL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2015 and December 31, 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk‑based, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2015 that management believes have changed the Bank’s category.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

(Unaudited)

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of June 30, 2015
Total capital (to risk weighted assets)
Company	$111,743	16.52%	≥	$54,113	≥	8.0%	≥	N/A	≥	N/A
Bank	$84,645	12.60%	≥	$53,737	≥	8.0%	≥	$67,172	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$100,568	14.87%	≥	$27,056	≥	4.0%	≥	N/A	≥	N/A
Bank	$78,452	11.68%	≥	$26,869	≥	4.0%	≥	$40,303	≥	6.0%
Common equity tier 1 to risk weighted assets
Company	$89,475	13.23%	≥	$27,056	≥	4.0%	≥	N/A	≥	N/A
Bank	$78,452	11.68%	≥	$26,869	≥	4.0%	≥	$33,586	≥	5.0%
Tier 1 capital (to average assets)
Company	$100,568	12.82%	≥	$31,387	≥	4.0%	≥	N/A	≥	N/A
Bank	$78,452	10.00%	≥	$31,371	≥	4.0%	≥	$39,214	≥	5.0%
As of December 31, 2014
Total capital (to risk weighted assets)
Company	$107,197	17.21%	≥	$49,814	≥	8.0%	≥	N/A	≥	N/A
Bank	$79,616	12.79%	≥	$49,788	≥	8.0%	≥	$62,235	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$96,236	15.45%	≥	$24,907	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	11.83%	≥	$24,894	≥	4.0%	≥	$37,341	≥	6.0%
Tier 1 capital (to average assets)
Company	$96,236	12.66%	≥	$30,400	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	9.69%	≥	$30,386	≥	4.0%	≥	$37,983	≥	5.0%

15. Subsequent Events

On July 1, 2015, the Company completed the acquisition of IBT Bancorp, Inc. (“IBT”). IBT was the parent holding company of Independent Bank of Texas (“Independent Bank”), a Texas state chartered full service commercial bank with total assets of $113.7 million, total loans of $89.7 million, and total deposits of $98.3 million at June 30, 2015. Independent Bank operates two banking locations in the Dallas metropolitan area.

Under the terms of the definitive agreement, the Company issued approximately 1,185,185 shares of its common stock (with cash in lieu of fractional shares) and paid approximately $4.0 million in cash for the outstanding shares of IBT common stock in connection with the closing of the acquisition. The Company filed a registration statement on Form S-4 under the Securities Act of 1933 with the SEC that was declared effective on June 5, 2015 with respect to the Company’s common stock issued to shareholders of IBT in the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2014.

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Special Cautionary Notice Regarding Forward-Looking Statements”, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “—Special Cautionary Notice Regarding Forward-Looking Statements” below.

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate eight branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks including the acquisition of IBT on July 1, 2015. As of June 30, 2015, we had total assets of $827.1 million, total loans of $644.9 million, total deposits of $673.1 million and total stockholders’ equity of $117.1 million.

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

Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

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

For the six months ended June 30, 2015, net interest income totaled $13.8 million and net interest margin and net interest spread were 3.79% and 3.52%, respectively. For the six months ended June 30, 2014, net interest income totaled $11.8 million and net interest margin and net interest spread were 3.86% and 3.57%, respectively. The decrease in net interest margin and net interest spread was primarialy attributable to the decrease of 0.22% in the average yield on the loan portfolio due to competitive loan pricing. While we have experienced significant growth in average loan balances, market yields on new loan originations are below the average yield of amortizing or paid-off loans.

Average interest-bearing deposits increased $61.3 million to $418.6 million for the six months ended June 30, 2015 from $357.3 million for the six months ending June 30, 2014 and interest expense increased $134,000 to $1.5 million for the six months ended June 30, 2015  from $1.4 million for the six months ended June 30, 2014. The increase in interest expense was primarily the result of growth in money market accounts with retail money market accounts growing $38.1 million with an average rate paid of 0.65% and brokered money market accounts growing $20.5 million with an average rate paid of 0.19%. The average rate paid on interest-bearing liabilities was 0.70% and 0.75% for the six months ending June 30, 2015 and June 30, 2014, respectively. The decrease of 0.05% was primarialy due to a decline in the average cost of time deposits to 0.98% for the six months ended June 30, 2015 from 1.03% for the six months ended June 30, 2014. In addition, interest bearing checking increased $9.7 million with an average rate of 0.24% for six months ended June 30, 2015, a decrease of 0.02% from 0.26% for the six months ended 6/30/2014.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2015 and 2014, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$619,436	$14,802	4.82%	$508,836	$12,718	5.04%
Investment securities	52,943	464	1.77	50,186	422	1.70
Investment in subsidiary	93	1	2.17	93	1	2.17
Interest-bearing deposits in other banks	62,913	109	0.35	57,948	77	0.27
Total interest-earning assets	735,385	15,376	4.22	617,063	13,218	4.32
Allowance for loan losses	(6,041)			(5,205)
Noninterest-earning assets	67,640			59,668
Total assets	$796,984			$671,526
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$418,589	$1,297	0.62%	$357,320	$1,161	0.66%
Advances from FHLB	16,000	62	0.78	15,000	59	0.79
Other borrowings	8,233	187	4.58	8,072	192	4.80
Total interest-bearing liabilities	442,822	1,546	0.70	380,392	1,412	0.75
Noninterest-bearing liabilities:
Noninterest-bearing deposits	236,740			216,721
Other liabilities	1,897			1,494
Total noninterest-bearing liabilities	238,637			218,215
Stockholders’ equity	115,525			72,919
Total liabilities and stockholders’ equity	$796,984			$671,526
Net interest rate spread(2)			3.52%			3.57%
Net interest income		$13,830			$11,806
Net interest margin(3)			3.79%			3.86%

(1)	Includes average outstanding balances of loans held for sale of $2,916 and $2,855 for the six months ended June 30, 2015 and 2014, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest‑earning assets and interest‑bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the
	Six Months Ended June 30, 2015
	compared to 2014
	Increase (Decrease)
	due to
	Volume	Rate	Total
	(Dollars in thousands)

Interest-earning assets:
Total loans	$2,764	$(680)	$2,084
Securities available for sale	23	19	42
Other Investments	—	—	—
Interest-earning deposits in other banks	7	25	32
Total increase (decrease) in interest income	2,794	(636)	2,158
Interest-bearing liabilities:
Interest-bearing deposits	199	(63)	136
Advances from FHLB	4	(1)	3
Other borrowings	4	(9)	(5)
Total increase (decrease) in interest expense	207	(73)	134
Increase (decrease) in net interest income	$2,587	$(563)	$2,024

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $258,000 for the six months ended June 30, 2015, compared to $677,000 for the same period in 2014, a decrease of $419,000 or 61.9%. The decrease in provision expense was due to a reduction in general reserves resulting from the continued improvement in credit quality and other qualitative factors. In addition, net charge-offs decreased $133,000 for the six months ended June 30, 2015 compared to the same period in 2014.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans, other real estate owned, investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$401	$396	$5
Gain on sales of investment securities	7	34	(27)
Gain on sales of loans held for sale	431	245	186
(Loss) Gain on sales of other real estate owned	(2)	37	(39)
Bank-owned life insurance income	358	212	146
Other	259	287	(28)
Total noninterest income	$1,454	$1,211	$243

Noninterest income for the six months ended June 30, 2015 increased $243,000 or 20.1% to $1.5 million compared to noninterest income of $1.2 million for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $401,000 for the six months ended June 30, 2015, an increase of $5,000 over the same period in 2014. This increase was primarily attributable the growth in the number of deposit accounts and related balances resulting in an increase of $14,000 in service and analysis charge fees. These fee increases were offset by a decrease in NSF charges of $10,000.

Gain on sales of loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $19.4 million for the six months ended June 30, 2015 compared to $18.8 million for the six months ended June 30, 2014. Income from the sales of loans was $431,000 for the six months ended June 30, 2015 compared to $245,000 for the same period of 2014. This increase of $186,000 was primarily due to increases in the number of loans sold and average gain per sale. For the six months ended June 30, 2015, 64 loans were sold at an average gain of $6,700 per loan compared to 45 loan sales at an average gain of $5,400 per loan for the same period of 2014.

Gain (loss) on sales of other real estate owned. Loss on sales of other real estate owned amounted to $2,000 for the six months ended June 30, 2015 as a result of a single sale of residential property. Gain on sales of other real estate owned amounted to $37,000 for the six months ended June 30, 2014 as a result of several residential lot sales.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $358,000 for the six months ended June 30, 2015, compared to $212,000 for the same period in 2014. The increase in income was primarily attributable to $7.0 million additional bank-owned life insurance purchased in December 2014.

Other. This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income decreased $28,000 or 9.7% for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to a decrease of $40,000 in rental revenue from other real estate owned which sold in October of 2014. This decrease was partially offset by a $12,000 increase in the semi-annual dividend payment on Federal Reserve Bank stock.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended		Increase
	June 30,		(Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Salaries and employee benefits	$5,246	$4,838	$408
Non-staff expenses:
Occupancy of bank premises	1,000	920	80
Depreciation and amortization	645	667	(22)
Data processing	442	426	16
FDIC assessment fees	196	217	(21)
Legal fees	286	59	227
Other professional fees	470	543	(73)
Advertising and promotions	120	93	27
Utilities and telephone	148	141	7
Other real estate owned expenses and writedowns	34	134	(100)
Other	1,226	956	270
Total noninterest expense	$9,813	$8,994	$819

Noninterest expense for the six months ended June 30, 2015 increased $819,000 or 9.1% to $9.8 million compared to noninterest expense of $9.0 million for the six months ended June 30, 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $5.2 million for the six months ended June 30, 2015, an increase of $408,000 or 8.4% compared to the same period in 2014. The increase was partially attributable to an increase in employee compensation of $411,000 which included an addition of seven full-time equivalent employees since June 30, 2014, annual merit increases and an increase in mortgage commissions. The growth in employee expense was offset by an increase of the deferred employee expense related to loan originations. As of June 30, 2015, we had 127 full-time equivalent employees. Salaries and employee benefits included $273,000 and $165,000 in stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

Occupancy of bank premises. Our expense associated with occupancy of bank premises was $1.0 million for the six months ended June 30, 2015 compared to $920,000 for the same period in 2014. This increase of $80,000 or 8.7% was due primarily to an increase in property tax expense of $89,000.

Depreciation and amortization. Depreciation and amortization costs were $645,000 and $667,000 for the six months ended June 30, 2015 and 2014, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $498,000 and $520,000 for the six months ended June 30, 2015 and 2014, respectively, as well as intangible asset amortization of $147,000 for the same periods. The decrease of $22,000 or 3.3% was due to furniture and branch equipment that became fully depreciated and was not replaced.

Data processing. Data processing expenses were $442,000 for the six months ended June 30, 2015 and $426,000 for the same period in 2014. The increase of $16,000 or 3.8% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

FDIC assessment fees. Our FDIC assessment fees were $196,000 and $217,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $21,000 or 9.7% was a result of a lower assessment rate partially offset by the growth in assets over this period.

Legal fees. Legal fees were $286,000 and $59,000 for the six months ended June 30, 2015 and 2014, respectively. The increase of $227,000 or 384.7% was primarily due to acquisition related legal expenses of $186,000.

Other professional fees. Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $470,000 and $543,000 for the six months ended June 30, 2015 and 2014, respectively. This decrease of $73,000 or 13.4% was primarily attributable to decreased professional service fees and audit fees of $152,000 related to the public offering in 2014.  These decreases were partially offset by other public company-related costs of $50,000 and $26,000 of acquisition related fees.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $34,000 and $134,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease of $100,000 or 74.6% was due to a reduction in the number of properties comprising other real estate owned. The bank sold three other real estate owned properties and foreclosed on one additional property between June 30, 2014 and June 30, 2015 reducing the number of properties held from four as of June 30, 2014 to two as of June 30, 2015. In addition, we had no write-downs of other real estate owned for either the six months ended June 30, 2015 or June 30, 2014.

Other. This category includes operating and administrative expenses including hardware maintenance and equipment rental expense, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $270,000 or 28.2% to $1.2 million for the six months ended June 30, 2015, compared to $956,000 for the same period in 2014 primarily related to an increase in office and postage expense, director fees, insurance and business development related expenses required to support our marketing efforts. In addition, we incurred public company-related printing costs of $81,000.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2015, the Company did not believe a valuation allowance was necessary.

For the six months ended June 30, 2015, income tax expense totaled $1,533, an increase of $343,000 or 28.8% compared to $1.2 million for the same period in 2014. The increase was primarily attributable to the $1.9 million increase in net operating income from $3.3 million for the six months ended June 30, 2014. This increase was offset by a net discrete tax benefit of $186,000 associated with the recognition of non-qualified stock options deferred tax assets.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.0% and 35.6% for the six months ended June 30, 2015 and 2014. The 2.6% decrease in effective tax rates from the six months ended June 30, 2014 was affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses. Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the six months ended June 30, 2015 and 2014 of 29.4% and 35.6%, respectively.

Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

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

For the three months ended June 30, 2015 net interest income totaled $7.0 million, and net interest margin and net interest spread were 3.77% and 3.49%, respectively. For the three months ended June 30, 2014, net interest income totaled $6.1 million and net interest margin and net interest spread were 3.92% and 3.64%, respectively. The decrease in net interest margin and net interest spread was primarily due to a 0.27% decrease in the yield on loans due to market yield on new loan originations below the average yield of amortizing or paid-off loans. We anticipate continued pressure on our net interest margin and net interest spread. Partially offsetting the decrease in net interest margin was a 0.03% decrease in the rate paid on interest bearing liabilities from 0.73% to 0.70%. The decrease was related to a change in mix of deposits from certificates of deposits with an average rate paid of 1.11% to money market accounts with an averge rate paid of 0.66%.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2015 and 2014, interest income not recognized on non-accrual loans was not material. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$624,971	$7,454	4.78%	$521,218	$6,566	5.05%
Securities available for sale	56,603	252	1.79	51,637	206	1.60
Investment in subsidiary	93	—	—	93	—	—
Interest-earning deposits in financial institutions	60,630	55	0.36	52,610	41	0.31
Total interest-earning assets	742,297	7,761	4.19	625,558	6,813	4.37
Allowance for loan losses	(6,069)			(5,275)
Noninterest-earning assets	68,046			58,609
Total assets	$804,274			$678,892
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$428,146	$666	0.62%	$356,821	$570	0.64%
Advances from FHLB	15,132	30	0.80	15,000	30	0.80
Other borrowings	8,077	93	4.62	8,072	93	4.62
Total interest-bearing liabilities	451,355	789	0.70	379,893	693	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	234,510			223,473
Other liabilities	1,974			1,556
Total noninterest-bearing liabilities	236,484			225,029
Stockholders’ equity	116,435			73,970
Total liabilities and stockholders’ equity	$804,274			$678,892
Net interest rate spread(2)			3.49%			3.64%
Net interest income		$6,972			$6,120
Net interest margin(3)			3.77%			3.92%

(1)	Includes average outstanding balances of loans held for sale of $1,429 and $3,653 for the three months ended June 30, 2015 and 2014, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

The following table presents the changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Three Months Ended
	June 30, 2015 vs. 2014
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,307	$(419)	$888
Securities available for sale	20	26	46
Investment in subsidiary	—	—	—
Interest-earning deposits in other banks	6	8	14
Total increase (decrease) in interest income	$1,333	$(385)	$948
Interest-bearing liabilities:
Interest-bearing deposits	$114	$(18)	$96
Advances from FHLB	—	—	—
Other borrowings	—	—	—
Total increase (decrease) in interest expense	114	(18)	96
Increase (decrease) in net interest income	$1,219	$(367)	$852

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $148,000 for the three months ended June 30, 2015, compared to $425,000 for the same period in 2014, an decrease of $277,000 or 65.2%. The decrease in provision expense was due to a reduction in general reserves resulting from the continued improvement in credit quality and other qualitative factors. In addition, net charge-offs decreased $163,000 for the three months ended June 30, 2015 compared to the same period in 2014.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30,
	Increase (Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$216	$190	$26
Gain on sales of loans held for sale	129	168	(39)
Gain on sales of other real estate owned	—	24	(24)
Bank-owned life insurance income	180	103	77
Other	163	155	8
Total noninterest income	$688	$640	$48

Noninterest income for the three months ended June 30, 2015 increased $48,000 or 7.5% to $688,000 compared to noninterest income of $640,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $216,000 and $190,000 for the three months ended June 30, 2015 and 2014, respectively. The increase of $26,000 over the same period in 2014 was primarily attributable to an increase in the volume of merchant and debit card transaction and related fees of $26,000.

Gain on sales of loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $9.4 million for the three months ended June 30, 2015 compared to $13.2 million for the three months ended June 30, 2014. Income from the sales of loans was $129,000 for the three months ended June 30, 2015 compared to $168,000 for the same period of 2014. This decrease of $39,000 was primarily due to a decrease in the number of loans sold. For the three months ended June 30, 2015, 23 loans were sold at an average gain of $5,600 per loan compared to 30 loan sales at an average gain of $5,600 per loan for the same period of 2014.

Gain/(loss) on sales of other real estate owned. There were no sales of other real estate owned for the three months ended June 30, 2015. Gain on sales of other real estate owned amounted to $24,000 for the three months ended June 30, 2014 as a result of the gain on several residential lot sales netted by a loss on a warehouse/office property.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance increased $77,000 for the three months ended June 30, 2015, compared to the same period in 2014. The increase in income was primarily attributable to $7.0 million additional bank-owned life insurance purchased in December 2014.

Other. This category includes a variety of other income producing activities, including late charges, wire transfer fees, and revenue from other real estate owned. Other income increased $8,000 or 5.8% for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a $12,000 increase in the semi-annual dividend payment on Federal Reserve Bank stock and a $13,000 increase in late charge and other miscellaneous fee income. These increases were partially offset by a $16,000 decrease in rental revenue from other real estate owned which was sold in October of 2014.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	June 30,		(Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Salaries and employee benefits	$2,588	$2,196	$392
Non-staff expenses:
Occupancy of bank premises	474	474	—
Depreciation and amortization	320	334	(14)
Data processing	222	210	12
FDIC assessment fees	96	109	(13)
Legal fees	85	26	59
Other professional fees	233	411	(178)
Advertising and promotions	47	37	10
Utilities and telephone	74	72	2
Other real estate owned expenses and writedowns	22	108	(86)
Other	569	483	86
Total noninterest expense	$4,730	$4,460	$270

Noninterest expense for the three months ended June 30, 2015 increased $270,000 or 6.0% to $4.7 million compared to noninterest expense of $4.5 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $2.6 million for the three months ended June 30, 2015, an increase of $392,000 or 17.9% compared to the same period in 2014. The increase was primarily attributable to the addition of seven full-time equivalent employees since June 30, 2014 and a reduction of the deferred employee expense related to loan originations. As of June 30, 2015, we had 127 full-time equivalent employees compared to 120 full-time equivalent employees as of June 30, 2014. Salaries and employee benefits included $166,000 and $44,000 in stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

Occupancy of bank premises. Our expense associated with occupancy of bank premises was $474,000 for both the three months ended June 30, 2015 and the same period in 2014.

Depreciation and amortization. Depreciation and amortization costs were $320,000 and $334,000 for the three months ended June 30, 2015 and 2014, respectively. This category includes building, leasehold, furniture, fixtures and equipment depreciation totaling $247,000 and $261,000 for the three months ended June 30, 2015 and 2014, respectively, as well as intangible asset amortization of $73,000 for the same periods. The decrease of $14,000 or 4.2% was due to furniture and branch equipment that became fully depreciated and was not replaced.

Data processing. Data processing expenses were $222,000 for the three months ended June 30, 2015 and $210,000 for the same period in 2014. The increase of $12,000 or 5.7% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

FDIC assessment fees. Our FDIC assessment fees were $96,000 and $109,000 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $13,000 or 11.9% was a result of a lower assessment rate partially offset by the growth in assets over this period.

Legal fees. Legal fees were $85,000 and $26,000 for the three months ended June 30, 2015 and 2014, respectively. The increase of $59,000 or 236.0% was due to an increase in loan work-out related legal expenses and public company-related general corporate support.

Other professional fees. Other professional fees include audit, loan review, regulatory assessments, and information technology services. These fees were $233,000 and $411,000 for the three months ended June 30, 2015 and 2014, respectively. This decrease of $178,000 or 43.3% was primarily attributable to decreased professional service fees and audit fees of $213,000 related to the initial public offering in October, 2014. These decreases were partially offset by other public company-related costs of $28,000 and $5,000 of acquisition related fees.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $22,000 and $108,000 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $86,000 or 79.6% was due to a reduction in the number of properties comprising other real estate owned. The bank sold three other real estate owned properties and foreclosed on one additional property between June 30, 2014 and June 30, 2015 reducing the number of properties held from four as of June 30, 2014 to two as of June 30, 2015. In addition, we had no write-downs of other real estate owned for either the three months ended June 30, 2015 or June 30, 2014.

Other. This category includes operating and administrative expenses including hardware maintenance and equipment rental expense, business development expenses (i.e. travel and entertainment, donations and club memberships), insurance and security expenses. Other noninterest expense increased $86,000 or 17.8% to $569,000 for the three months ended June 30, 2015, compared to $483,000 for the same period in 2014 primarily related to an increase in office and postage expense, director fees, insurance expense, loan and collection expense and BOLI expense. In addition, we incurred public company-related printing costs of $14,000.

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

For the three months ended June 30, 2015, income tax expense totaled $926,000, an increase of $249,000 or 36.8% compared to $677,000 for the same period in 2014. The increase was primarily attributable to the $907,000 increase in net operating income from $1.9 million for the three months ended June 30, 2014 to $2.8 million for the same period in 2014. The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.3% and 36.1% for the six months ended June 30, 2015 and 2014. The 2.8% decrease in effective tax rates from the three months ended June 30, 2014 was affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses. There were no discrete tax items for the three months ended June 30, 2015 or 2014.

Financial Condition

Our total assets increased $24.8 million or 3.1% from $802.3 million as of December 31, 2014 to $827.1 million as of June 30, 2015. Our asset growth was due to the successful execution of our strategy of establishing deep relationships in the Dallas metropolitan area resulting in new customer accounts and growth in balances from existing loan and deposit customers.

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

As of June 30, 2015, total loans were $644.9 million, an increase of $41.6 million or 6.9% compared to $603.3 million as of December 31, 2014. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $2.1 million and $8.9 million in loans were classified as held for sale as of June 30, 2015, December 31, 2014, respectively.

Total loans as a percentage of deposits were 95.8 % and 94.5% as of June 30, 2015 and December 31, 2014. Total loans as a percentage of assets were 78.0% and 75.2% as of June 30, 2015 and December 31, 2014.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial	$201,712	31.3%	$207,101	34.3%
Real estate:
Construction and land	84,612	13.1	69,966	11.6
Farmland	11,796	1.8	10,528	1.7
1 - 4 family residential	121,734	18.9	105,788	17.5
Multi-family residential	8,206	1.3	9,964	1.7
Nonfarm nonresidential	213,435	33.1	195,839	32.5
Consumer	3,443	0.5	4,124	0.7
Total loans held for investment	$644,938	100.0%	$603,310	100.0%
Total loans held for sale	$2,127		$8,858

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $860,000 in nonperforming assets as of June 30, 2015 compared to $541,000 in nonperforming assets as of December 31, 2014. We had $312,000 in nonperforming loans as of June 30, 2015 compared to $436,000 as of December 31, 2014.

The following table presents information regarding non-performing assets at the dates indicated:

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans(1)	$312	$436
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	312	436
Other real estate owned:
Commercial real estate, construction, land and land development	548	55
Residential real estate	—	50
Total other real estate owned	548	105
Repossessed assets owned	—	—
Total other assets owned	548	105
Total nonperforming assets	$860	$541
Restructured loans—non-accrual	$309	$597
Restructured loans—accruing	$1,453	$1,080
Ratio of nonperforming loans to total loans	0.05%	0.07%
Ratio of nonperforming assets to total assets	0.10%	0.07%

(1)	Does not include purchased credit impaired loan of $541,000 as of December 31, 2014. There were no purchased credit impaired loans as of June 30, 2015.

The following table presents information regarding non-performing loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm residential	—	375
Commercial	288	34
Consumer	24	27
Total	$312	$436

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

The following tables summarize our internal ratings of our loans, including purchase credit impaired loans, as of the dates indicated.

	As of June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$84,534	$—	$78	$—	$84,612
Farmland	11,796	—	—	—	11,796
1 - 4 family residential	121,564	—	170	—	121,734
Multi-family residential	8,206	—	—	—	8,206
Nonfarm nonresidential	212,943	395	97	—	213,435
Commercial	200,069	1,063	580	—	201,712
Consumer	3,417	—	26	—	3,443
Total	$642,529	$1,458	$951	$—	$644,938

	As of December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

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

As of June 30, 2015, the allowance for loan losses totaled $6.2 million or 0.96% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.0 million or 0.99% of total loans. Ending balances for the purchase discount related to non-impaired acquired loans were $126,000 and $185,000 as of June 30, 2015 and December 31, 2014, respectively.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six Months Ended	For the Six Months Ended	For the Year Ended
	June 30, 2015	June 30, 2014	December 31, 2014
	(Dollars in thousands)

Average loans outstanding	$619,436	$508,836	$546,041
Gross loans outstanding at end of period(1)	$644,938	$540,990	$603,310
Allowance for loan losses at beginning of period	$5,981	$5,018	$5,018
Provision for loan losses	258	677	1,423
Charge-offs:
Real estate:
Construction, land and farmland	(48)	(28)	(28)
Residential	—	(30)	(30)
Nonfarm non-residential	—	—	—
Commercial	(50)	(146)	(448)
Consumer	(4)	—	(4)
Total charge-offs	(102)	(204)	(510)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	5	—	2
Commercial	50	23	46
Consumer	1	2	2
Total recoveries	56	25	50
Net charge-offs	(46)	(179)	(460)
Allowance for loan losses at end of period	$6,193	$5,516	$5,981
Ratio of allowance to end of period loans	0.96%	1.02%	0.99%
Ratio of net charge-offs to average loans	0.01%	0.04%	0.08%

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2014 to June 30, 2015. Loan balances increased from $603.3 million as of December 31, 2014 to $644.9 million as of June 30, 2015. Our provision has increased consistently with the growth in our loan portfolio during the same period. Charge-offs have been immaterial, representing less than 0.01% of total loan balances during the same period.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines followed by asset quality deterioration, material additional provisions could be required.

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

	As of		As of
	June 30, 2015		December 31, 2014
		Percent		Percent
	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$716	11.6%	$675	11.3%
Farmland	98	1.6	94	1.6
1 - 4 family residential	1,167	18.8	1,077	18.0
Multi-family residential	68	1.1	89	1.5
Nonfarm nonresidential	2,064	33.3	1,890	31.6
Total real estate	4,113	66.4	3,825	64.0
Commercial	2,027	32.7	2,092	34.9
Consumer	53	0.9	64	1.1
Total allowance for loan losses	$6,193	100.0%	$5,981	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2015, the carrying amount of investment securities totaled $59.3 million, an increase of $14.2 million or 31.5% compared to $45.1 million as of December 31, 2014. Securities represented 7.2% and 5.6% of total assets as of June 30, 2015 and December 31, 2014, respectively.

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

	As of June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,876	$—	$22	$1,854
Municipal securities	6,195	15	97	6,113
Mortgage-backed securities	39,738	223	158	39,803
Collateralized mortgage obligations	10,446	93	40	10,499
Asset-backed securities	1,016	14	—	1,030
Total	$59,271	$345	$317	$59,299

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
Total	$44,867	$417	$157	$45,127

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of June 30, 2015, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$1,419	1.56%	$435	2.08%	$—	—%	$1,854	1.68%
Municipal securities	995	3.25	—	—	881	2.15	4,237	2.14	6,113	2.32
Mortgage-backed securities	—	—	30,174	1.70	9,542	1.36	87	1.60	39,803	1.62
Collateralized mortgage obligations	421	2.48	7,929	2.23	2,149	1.71	—	—	10,499	2.13
Asset-backed securities	50	0.53	—	—	980	1.00	—	—	1,030	0.98
Total	$1,466	2.94%	$39,522	1.80%	$13,987	1.46%	$4,324	2.13%	$59,299	1.77%

	As of December 31, 2014
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$944	1.63%	$937	1.83%	$—	—%	$1,881	1.73%
Corporate bonds	500	2.49	—	—	—	—	—	—	500	2.49
Municipal securities	—	—	987	3.15	—	—	—	—	987	3.15
Mortgage-backed securities	—	—	25,140	1.60	3,543	0.95	88	1.60	28,771	1.52
Collateralized mortgage obligations	357	3.43	9,254	2.15	2,228	1.70	—	—	11,839	2.10
Asset-backed securities	174	0.50	—	—	975	0.90	—	—	1,149	0.84
Total	$1,031	2.48%	$36,325	1.78%	$7,683	1.27%	$88	1.60%	$45,127	1.71%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.87 years and 4.04 years with an estimated effective duration of 2.74 years and 2.19 years as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014 we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.77% for the six months ended June 30, 2015 compared to 1.71% for the year ended December 31, 2014. The increase in average yield during 2015 compared to 2014 was primarily due to the purchase of $6.1 million municipal securities with a tax equivalent yield of 2.32%.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2015 were $673.1 million, an increase of $34.4 million or 5.4% compared to $638.7 million as of December 31, 2014 due primarily to increases of $56.5 million in money market deposits. This increase was partially offset by a $10.2 million decrease in noninterest bearing deposits, $7.1 million decrease in interest-bearing checking deposits, and $9.3 million decrease in certificates of deposits. The money market deposit increase was comprised of $18.5 million in customer accounts and $38.0 million of brokered deposits. The shift to money market deposits from these other deposit types was driven by customers’ desire to increase yields on their money at the Company.

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2015 and December 31, 2014, total borrowing capacity of $235.3 million and $236.1 million, respectively, was available under this arrangement and $27.0 million and $40.0 million, respectively, was outstanding with a weighted average interest rate of 0.80% for the three months ended June

30, 2015 and 0.74% for the year ended December 31, 2014. Our current FHLB advances mature within four years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
June 30, 2015
Amount outstanding at period-end	$27,000
Weighted average interest rate at period-end	0.48%
Maximum month-end balance during the period	27,000
Average balance outstanding during the period	15,132
Weighted average interest rate during the period	0.80%
December 31, 2014
Amount outstanding at year-end	$40,000
Weighted average interest rate at year-end	0.36%
Maximum month-end balance during the year	40,000
Average balance outstanding during the year	15,890
Weighted average interest rate during the year	0.74%

Federal Reserve Bank of Dallas.    The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2015 and December 31, 2014, $144.8 million and $162.9 million, respectively, were available under this arrangement. As of June 30, 2015, approximately $187.3 million in commercial loans were pledged as collateral. As of June 30, 2015 and December 31, 2014, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of June 30, 2015 was 2.11%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)

Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,982	4,981
Total	$8,075	$8,074

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2015 and the year ended December 31, 2014, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of June 30, 2015 and December 31, 2014. There were no advances under these lines of credit outstanding as of June 30, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $797.0 million for the six months ended June 30, 2015 and $713.0 million for the year ended December 31, 2014.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Sources of Funds:
Deposits:
Noninterest-bearing	29.7%	32.4%
Interest-bearing	52.6	52.5
Advances from FHLB	2.0	2.2
Other borrowings	1.0	1.1
Other liabilities	0.2	0.3
Stockholders’ equity	14.5	11.5
Total	100.0%	100.0%
Uses of Funds:
Loans	77.8%	76.5%
Securities available for sale	6.6	6.9
Interest-bearing deposits in other banks	7.9	8.9
Other noninterest-earning assets	7.7	7.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	36.1%	38.2%
Average loans to average deposits	94.5%	90.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 21.74% for the six months ended June 30, 2015 compared to the same period in 2014. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest-bearing deposits at other banks or other short-term liquid investments until needed to fund loan growth.

As of June 30, 2015, we had outstanding $203.1 million in commitments to extend credit and $1.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, we had outstanding $144.2 million in commitments to extend credit and $818,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2015 and December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2015, we had cash and cash equivalents of $63.3 million compared to $93.3 million as of December 31, 2014. The decrease was primarily due to use of excess cash to fund increase in loans

Capital Resources

Total stockholders’ equity increased to $117.1 million as of June 30, 2015, compared to $113.3 million as of December 31, 2014, an increase of $3.8 million or 3.4%. This increase was primarily the result of $3.7 million in net income for the period. For the six months ended June 30, 2015, we declared and paid cash dividends on our Series C preferred stock of $40,000. During October of 2014, the Company completed an initial public offering issuing 3,105,000 shares of common stock, $.01 par value, at $13.00 per share for gross proceeds of $40.4 million, net proceeds after underwriting discounts and expenses were approximately $35.8. The Company has retained the $21.8 million of the net proceeds from this offering at our holding Company with $10.0 million provided to the bank as capital and $4.0 million provided as escrow to fund the IBT acquisition. The Company intends to use such proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio. In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company has made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company on January 1, 2015, subject to a transition period for certain parts of the rules.

The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 400%. Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. The final rules also include changes for the calculation of risk weighted assets. The amount of risk weighted assets increased during first quarter 2015 due in part to an increase in the required risk weighting of unfunded commitments with terms of less than one year that previously were weighted at 0% and now range from 20% to 50%.

As of June 30, 2015 and December 31, 2014, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30,		As of December 31,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk weighted assets)	$111,743	16.52%	$107,197	17.22%
Tier 1 capital (to risk weighted assets)	100,568	14.87	96,236	15.46
Common equity tier 1 (to risk weighted assets)	89,475	13.23	n/a	n/a
Tier 1 capital (to average assets)	100,568	12.82	96,236	12.66
Veritex Community Bank
Total capital (to risk weighted assets)	$84,645	12.60%	$79,616	12.79%
Tier 1 capital (to risk weighted assets)	78,452	11.68	73,635	11.83
Common equity tier 1 (to risk weighted assets)	78,452	11.68	n/a	n/a
Tier 1 capital (to average assets)	78,452	10.00	73,635	9.69

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

During the six months ended June 30, 2015, other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due.

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

	As of June 30, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$1,118	$—	$320	$—	$1,438
Commitments to extend credit	67,570	96,146	9,893	29,479	203,088
Total	$68,688	$96,146	$10,213	$29,479	$204,526

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of June 30, 2015		As of December 31, 2014
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	7.30%	15.10%	8.08%	18.16%
+ 200	4.26%	11.31%	4.69%	13.32%
+ 100	1.53%	6.24%	1.66%	6.95%
Base	(0.16)%	—%	(0.19)%	—%
−100	(1.18)%	(1.77)%	(1.00)%	(0.52)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of June 30,		As of December 31,
	2015	2014	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$117,085	$74,244	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)
Common shareholder book value	109,085	66,244	105,312
Goodwill	(19,148)	(19,148)	(19,148)
Intangible assets	(1,110)	(1,413)	(1,261)
Total tangible common equity	$88,827	$45,683	$84,903
Common shares outstanding(1)	9,494	6,359	9,471
Book value per common share	$11.49	$10.42	$11.12
Tangible book value per common share	$9.36	$7.18	$8.96

(1)

Excludes the dilutive effect, if any, of 396,580, 830,000, and 352,500 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2015, June 30, 2014 and December 31, 2014, respectively, 150,627, 63,250, and 145,153 shares of common stock issuable upon vesting of outstanding restricted stock units as of June 30, 2015, June 30, 2014, and December 31, 2014 respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$117,085	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)
Goodwill	(19,148)	(19,148)
Intangible assets	(1,110)	(1,261)
Total tangible common equity	$88,827	$84,903
Tangible Assets
Total assets	$827,140	$802,286
Adjustments:
Goodwill	(19,148)	(19,148)
Intangible assets	(1,110)	(1,261)
Total tangible assets	$806,882	$781,877
Tangible Common Equity to Tangible Assets	11.01%	10.86%

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At June 30, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2014, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2015, the Company issued an aggregate of 9,147 shares of common stock to the Veritex Community Bank Employee Stock Ownership Plan to settle in full matching liability for approximately $117,996.  The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: July 31, 2015	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)