Form 10-Q
period 2015-09-30
Veritex Holdings, Inc.
filed 2015-10-30
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 10,712,472 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2015 and December 31, 2014

(Dollars in thousands, except par value information)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$10,478	$9,223
Interest bearing deposits in other banks	113,031	84,028
Total cash and cash equivalents	123,509	93,251
Investment securities	61,023	45,127
Loans held for sale	1,766	8,858
Loans, net of allowance for loan losses of $6,214 and $5,981, respectively	747,930	597,278
Accrued interest receivable	2,088	1,542
Bank-owned life insurance	19,299	17,822
Bank premises, furniture and equipment, net	17,585	11,150
Non-marketable equity securities	4,045	4,139
Investment in unconsolidated subsidiary	93	93
Other real estate owned	493	105
Intangible assets, net of accumulated amortization of $1,490 and $1,225, respectively	2,458	1,261
Goodwill	26,025	19,148
Other assets	3,225	2,512
Total assets	$1,009,539	$802,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$299,864	$251,124
Interest-bearing	542,743	387,619
Total deposits	842,607	638,743
Accounts payable and accrued expenses	1,782	1,582
Accrued interest payable and other liabilities	1,089	575
Advances from Federal Home Loan Bank	18,478	40,000
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,982	4,981
Total liabilities	872,031	688,974
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value	8,000	8,000
Common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2015 and December 31, 2014, 10,700,432 and 9,470,832 shares issued and outstanding at September 30, 2015 and December 31, 2014, (excluding 10,000 shares held in treasury)	107	95
Additional paid-in capital	115,579	97,469
Retained earnings	14,204	8,047
Unallocated Employee Stock Ownership Plan shares; 36,935 shares at September 30, 2015 and December 31, 2014	(406)	(401)
Accumulated other comprehensive income	94	172
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	137,508	113,312
Total liabilities and stockholders’ equity	$1,009,539	$802,286

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$9,230	$7,183	$24,032	$19,901
Interest on investment securities	247	207	712	629
Interest on deposits in other banks	60	43	169	120
Interest on other	1	1	1	2
Total interest income	9,538	7,434	24,914	20,652
Interest expense:
Interest on deposit accounts	778	609	2,075	1,770
Interest on borrowings	143	123	392	374
Total interest expense	921	732	2,467	2,144
Net interest income	8,617	6,702	22,447	18,508
Provision for loan losses	—	420	258	1,097
Net interest income after provision for loan losses	8,617	6,282	22,189	17,411
Noninterest income:
Service charges and fees on deposit accounts	380	282	907	807
Gain on sales of investment securities	—	—	7	34
Gain on sales of loans	392	241	824	486
Gain (loss) on sales of other assets owned	21	(33)	19	4
Bank-owned life insurance	194	105	552	317
Other	56	35	188	193
Total noninterest income	1,043	630	2,497	1,841
Noninterest expense:
Salaries and employee benefits	3,001	2,755	8,247	7,593
Occupancy and equipment	894	844	2,560	2,460
Professional fees	632	296	1,536	943
Data processing and software expense	368	254	903	760
FDIC assessment fees	121	99	317	315
Marketing	227	142	595	432
Other assets owned expenses and writedowns	(5)	53	29	187
Amortization of intangibles	96	74	243	221
Telephone and communications	68	54	182	168
Other	440	259	1,043	744
Total noninterest expense	5,842	4,830	15,655	13,823
Net income from operations	3,818	2,082	9,031	5,429
Income tax expense	1,281	723	2,814	1,913
Net income	$2,537	$1,359	$6,217	$3,516
Preferred stock dividends	$20	$20	$60	$60
Net income available to common stockholders	$2,517	$1,339	$6,157	$3,456
Basic earnings per share	$0.24	$0.21	$0.62	$0.55
Diluted earnings per share	$0.23	$0.21	$0.61	$0.54

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,537	$1,359	$6,217	$3,516
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period, net	115	(112)	(111)	175
Reclassification adjustment for net gains included in net income	—	—	7	34
Other comprehensive income (losses) before tax	115	(112)	(118)	141
Income tax (benefit) expense	39	(38)	(40)	48
Other comprehensive income (loss), net of tax	76	(74)	(78)	93
Comprehensive income	$2,613	$1,285	$6,139	$3,609

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312
Restricted stock units vested, net 6,398 shares withheld to cover tax witholdings	—	14,386	—	(100)	—	—	—	—	(100)
Exercise of employee stock options	—	21,000	—	210	—	—	—	—	210
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Issuance of stock to ESOP	—	9,147	—	115	—	—	(5)	—	110
Stock based compensation	—	—	—	444	—	—	—	—	444
Common stock issued for acquisition of IBT Bancorp, Inc., net offering costs of $252	—	1,185,067	12	17,441	—	—	—	—	17,453
Net income	—	—	—	—	6,217	—	—	—	6,217
Other comprehensive income	—	—	—	—	—	(78)	—	—	(78)
Balance at September 30, 2015	$8,000	10,700,432	$107	$115,579	$14,204	$94	$(406)	$(70)	$137,508

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2013	$8,000	5,804,703	$58	$55,303	$2,922	$26	$—	$(70)	$66,239
Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
ESOP shares allocated	—	—	—	19	—	—	99	—	118
Stock based compensation	—	—	—	259	—	—	—	—	259
Net income	—	—	—	—	3,516	—	—	—	3,516
Other comprehensive income	—	—	—	—	—	93	—	—	93
Balance at September 30, 2014	$8,000	6,358,832	$64	$61,513	$6,378	$119	$(401)	$(70)	$75,603

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,217	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,033	1,014
Provision for loan losses	258	1,097
Accretion of loan purchase discount	(119)	(469)
Stock-based compensation expense	444	259
Net amortization of premiums on investment securities	358	319
Change in cash surrender value of bank-owned life insurance	(453)	(256)
Net gain on sales of investment securities	(7)	(34)
Gain on sales of loans held for sale	(824)	(486)
Amortization of subordinated note discount	1	1
Net gain on sales of other real estate owned	(19)	(4)
Net originations of loans held for sale	(33,153)	(30,540)
Proceeds from sales of loans held for sale	41,069	29,589
(Increase) decrease in accrued interest receivable and other assets	(665)	632
Increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	338	355
Net cash provided by operating activities	14,478	4,993
Cash flows from investing activities:
Purchases of securities available for sale	(26,725)	(10,983)
Sales of securities available for sale	6,278	981
Proceeds from maturities, calls and pay downs of investment securities	8,728	7,965
Net cash received in acquisition	11,150	—
Sales (purchases) of non-marketable equity securities, net	884	(401)
Net loans originated	(62,787)	(86,978)
Net additions to bank premises and equipment	(2,257)	(2,068)
Proceeds from sales of other real estate owned	124	1,477
Net cash used in investing activities	(64,605)	(90,007)
Cash flows from financing activities:
Net change in deposits	106,438	70,605
Net decrease in advances from Federal Home Loan Bank	(25,025)	—
Change in other borrowings	(926)	—
Proceeds from exercise of employee stock options	210	—
Dividends paid on preferred stock	(60)	(60)
Proceeds from payments on ESOP Loan	—	118
Proceeds from issuance of common stock, net offering cost of $61	—	5,438
Offering costs paid in connection with acquisition	(252)	—
Net cash provided by financing activities	80,385	76,101
Net increase (decrease) in cash and cash equivalents	30,258	(8,913)
Cash and cash equivalents at beginning of year	93,251	76,646
Cash and cash equivalents at end of year	$123,509	$67,733
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,497	$2,120
Cash paid for income taxes	$2,900	$1,955
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$—	$500
Issuance of stock to ESOP	$110	$—
Net issuance of common stock for vesting of restricted stock units to cover withholding	$100	$—
Net foreclosure of other real estate owned	$493	$1,110

See accompanying notes to condensed consolidated financial statements.

1. Summary of Significant Accounting Policies

Nature of Organization

Veritex Holdings, Inc. (“Veritex” or “the Company”), a Texas corporation and bank holding company, was incorporated in July 2009 and was formed for the purpose of acquiring one or more financial institutions located in Dallas, Texas and surrounding areas.

Veritex through its wholly-owned subsidiary, Veritex Community Bank (“Bank”), is a Texas state bank, with corporate offices in Dallas, Texas, and currently operates ten branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which undergoes periodic examinations by those regulatory authorities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and its wholly-owned subsidiary, the Bank. All material intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at September 30, 2015 and December 31, 2014, consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, consolidated stockholders’ equity for the nine months ended September 30, 2015 and 2014 and consolidated cash flows for the nine months ended September 30, 2015 and 2014.

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

Reclassifications:

For purposes of comparability, certain prior period accounts within noninterest income and noninterest expense have been reclassified to conform with current period presentation. Such reclassifications had no impact on total noninterest income or total noninterest expense.

Initial Public Offering (IPO):

The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). During the second quarter of 2014, the Company’s Board of Directors approved a resolution to sell shares of Veritex common stock to the public in an initial public offering. On July 22, 2014, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On August 29, 2014, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on October 8, 2014. The Company sold and issued 3,105,000 shares of common stock at $13.00 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $36,000.

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

Acquisition:

On July 1, 2015, the Company completed the acquisition of IBT Bancorp, Inc. (“IBT”), the parent holding company of Independent Bank of Texas (“Independent Bank”), headquartered in Irving, Texas with two banking locations in the Dallas metropolitan area. Under the terms of the definitive agreement, the Company issued approximately 1,185,067 shares of its common stock (with cash in lieu of fractional shares) and paid approximately $4,000 in cash for the outstanding shares of IBT common stock in connection with the closing of the acquisition. Refer to note 15 – Business Combinations for further information regarding the acquisition.

Servicing Assets:

Servicing assets are amortized over an estimated life using a method that is in proportion to the estimated future servicing income. In the event future prepayments exceed management’s estimates and future cash flows are inadequate to cover the servicing asset additional amortization will be recognized. The portion of servicing fees in excess of the contracted servicing fees is reflected as interest–only strips receivable, which are classified as available for sale and are carried at fair value.

Earnings Per Share

Earnings per share (“EPS”) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine month period ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (numerator)
Net income for common stockholders	$2,537	$1,359	$6,217	$3,516
Less: preferred stock dividends	20	20	60	60
Net income allocated to common stockholders	$2,517	$1,339	$6,157	$3,456
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,653	6,322	9,854	6,262
Dilutive effect of employee stock-based awards	288	141	267	133
Adjusted weighted average shares outstanding	10,941	6,463	10,121	6,395
Earnings per share:
Basic	$0.24	$0.21	$0.62	$0.55
Diluted	$0.23	$0.21	$0.61	$0.54

For the nine months ended September 30, 2015, there were no exclusions from the diluted EPS weighted average shares. For the nine months ended September 30, 2014, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 462,000 shares of the Company’s common stock because the issuance of shares related to these options was contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met. On October 9, 2014, the Company cancelled all outstanding performance stock options, and granted 81,480 restricted stock units to 29 employees and directors. The Company accounted for cancellation of the equity awards and replacement as a modification of the original awards.

For the three months ended September 30, 2015, there were no exclusions from the diluted EPS weighted average shares. For the three months ended September 30, 2014, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 468,000 shares of the Company’s common stock, because the issuance of shares related to these options was contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not expected to be met.

2. Statement of Cash Flows

Supplemental schedule of noncash investing activities from the IBT acquisition is as follows:

	Nine Months Ended September 30,
	2015	2014
Noncash assets acquired
Securities available for sale	4,646	—
Loans	88,497	—
Bank premises, furniture and equipment	4,947	—
Securities available for sale	790	—
Bank-owned life insurance	1,024	—
Accrued interest receivable	250	—
Servicing assets	323
Goodwill	6,877	—
Core deposit intangibles	1,078	—
Other assets	504	—
Total assets	$108,936	$—

Noncash liabilities assumed:
Deposits	$97,426	$—
FHLB advances	3,503	—
Other borrowings	926	—
Other liabilities	526	—
Total liabilities	$102,381	$—

1,185,067 shares of common stock exchanged in connection with acquisition	$17,705	$—

3. Common Stock and Preferred Stock

During January 2014, the Company engaged in a private offering of up to 500,000 shares of its common stock, par value $0.01 per share, at a price of $10.85 per share. As of June 30, 2014, the offering was completed and closed. The Company issued 490,773 shares in the offering generating total proceeds of approximately $5,326 and had offering costs of approximately $61. In addition, during January 2014, the Company issued 17,274 shares of common stock to an existing principal shareholder at $10 per share generating total proceeds of approximately $173.

 4. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$26	$26	$3,823
Municipal securities	6,771	13	60	6,724
Mortgage-backed securities	39,609	240	107	39,742
Collateralized mortgage obligations	9,738	91	20	9,809
Asset-backed securities	940	—	15	925
	$60,881	$370	$228	$61,023

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
	$44,867	$417	$157	$45,127

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$813	$26	$813	$26
Municipal securities	4,239	60	—	—	4,239	60
Mortgage-backed securities	18,036	91	1,529	15	19,565	106
Collateralized mortgage obligations	3,727	35	1,323	1	5,050	36
	$26,002	$186	$3,665	$42	$29,667	$228

	December 31, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$1,881	$47	$1,881	$47
Mortgage-backed securities	10,148	39	3,572	34	13,720	73
Collateralized mortgage obligations	1,580	7	2,442	30	4,022	37
	$11,728	$46	$7,895	$111	$19,623	$157

The number of investment positions in an unrealized loss position totaled 37 at September 30, 2015. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2015. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The amortized costs and estimated fair values of securities available for sale, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage-backed securities, collateralized mortgage obligations, and asset‑backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage‑backed, collateralized mortgage obligations and asset‑backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	September 30, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,975	$2,999
Due from one year to five years	2,013	2,011
Due from five years to ten years	1,308	1,298
Due after ten years	4,299	4,239
	10,595	10,547
Mortgage-backed securities	39,608	39,742
Collateralized mortgage obligations	9,738	9,809
Asset-backed securities	940	925
	$60,881	$61,023

	December 31, 2014
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$500	$500
Due from one year to five years	1,930	1,932
Due from five years to ten years	963	936
Due after ten years	—	—
	3,393	3,368
Mortgage-backed securities	28,588	28,771
Collateralized mortgage obligations	11,752	11,839
Asset-backed securities	1,134	1,149
	$44,867	$45,127

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014
Proceeds from sales	$6,278	$981
Gross realized gains	7	34

There was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of September 30, 2015 and December 31, 2014

5. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	September 30,	December 31,
	2015	2014
Real estate:
Construction and land	$99,603	$69,966
Farmland	12,363	10,528
1 - 4 family residential	132,867	105,788
Multi-family residential	8,779	9,964
Nonfarm nonresidential	264,699	195,839
Commercial	230,395	207,101
Consumer	5,493	4,124
	754,199	603,310
Deferred loan fees	(55)	(51)
Allowance for loan losses	(6,214)	(5,981)
	$747,930	$597,278

Included in the net loan portfolio as of September 30, 2015 and December 31, 2014 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $1,065 and $185, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of September 30, 2015 and December 31, 2014.

Non‑Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non‑accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non‑accrual status regardless of whether or not such loans are considered past due. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non‑accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	September 30,	December 31,
	2015	2014
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm nonresidential	—	375
Commercial	406	34
Consumer	22	27
	$428	$436

During the nine months ended September 30, 2015 and 2014, interest income not recognized on non‑accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$—	$—	$—	$—	$99,603	$99,603	$—
Farmland	—	—	—	—	12,363	12,363	—
1 - 4 family residential	611	1,301	—	1,912	130,955	132,867	—
Multi-family residential	—	—	—	—	8,779	8,779	—
Nonfarm nonresidential	—	—	—	—	264,699	264,699	—
Commercial	671	57	—	728	229,667	230,395	—
Consumer	48	—	—	48	5,445	5,493	—
	$1,330	$1,358	$—	$2,688	$751,511	$754,199	$—

	December 31, 2014
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$12	$—	$541	$553	$69,413	$69,966	$—
Farmland	—	—	—	—	10,528	10,528	—
1 - 4 family residential	512	—	—	512	105,276	105,788	—
Multi-family residential	—	—	—	—	9,964	9,964	—
Nonfarm nonresidential	—	375	—	375	195,464	195,839	—
Commercial	6	34	—	40	207,061	207,101	—
Consumer	26	—	—	26	4,098	4,124	—
	$556	$409	$541	$1,506	$601,804	$603,310	$—

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

Impaired loans, including purchased credit impaired loans and TDRs, at September 30, 2015 and December 31, 2014 are summarized in the following tables.

	September 30, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$14
Farmland	—	—	—	—	—	—
1 - 4 family residential	167	167	—	167	—	168
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,271	1,271	—	1,271	—	1,105
Commercial	655	291	364	655	128	407
Consumer	23	4	19	23	5	28
Total	$2,116	$1,733	$383	$2,116	$133	$1,722

	December 31, 2014
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$819	$—	$541	$541	$44	$611
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	205
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,086	1,086	—	1,086	—	980
Commercial	223	183	40	223	30	361
Consumer	38	8	30	38	13	44
Total	$2,334	$1,445	$611	$2,056	$87	$2,201

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the nine months ended September 30, 2015 and 2014, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,741 and $1,677 as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the terms of certain loans were modified as troubled debt restructurings as follows:

During the nine months ended September 30, 2015
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	399	—	—	—	393
Commercial	1	268	—	—	251	—
Consumer	—	—	—	—	—	—
Total	2	$667	$—	$—	$251	$393

Of the two loans restructured during the nine months, ended September 30, 2015 both loans were performing as agreed to the modified terms. A specific allowance of $100 for loan losses was recorded on one loan modified during the nine months ended September 30, 2015.

There were no loans modified as a TDR loan within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2015. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

During the nine months ended September 30, 2014, the terms of certain loans that were not significant were modified as TDRs.

Interest income recorded during the three months ended September 30, 2015 and 2014 on the restructured loans and interest income that would have been recorded had the terms of theloan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of September 30, 2015 or 2014.

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

As of September 30, 2015 and December 31, 2014, the following summarizes the Company’s internal ratings of its loans, including purchased credit impaired loans:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$99,603	$—	$—	$—	$99,603
Farmland	12,363	—	—	—	12,363
1 - 4 family residential	132,699	—	168	—	132,867
Multi-family residential	8,779	—	—	—	8,779
Nonfarm nonresidential	264,523	—	176	—	264,699
Commercial	229,302	444	559	90	230,395
Consumer	5,469	—	24	—	5,493
Total	$752,738	$444	$927	$90	$754,199

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

An analysis of the allowance for loan losses for the nine months ended September 30, 2015 and 2014 and year ended December 31, 2014 is as follows:

	For the	For the	For the
	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2014
Balance at beginning of year	$5,981	$5,018	$5,018
Provision charged to earnings	258	1,423	1,097
Charge-offs	(126)	(510)	(266)
Recoveries	101	50	31
Net charge-offs	(25)	(460)	(235)
Balance at end of year	$6,214	$5,981	$5,880

The allowance for loan losses as a percentage of total loans is 0.82%,  0.99%,  and 1.01% as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014:

	September 30, 2015
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	135	84	26	38	(25)	258
Charge-offs	(48)	—	—	(74)	(4)	(126)
Recoveries	—	—	5	95	1	101
Net charge-offs (recoveries)	(48)	—	5	21	(3)	(25)
Balance at end of year	$856	$1,250	$1,921	$2,151	$36	$6,214
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$128	$5	$133
Total specific reserves	—	—	—	128	5	133
General reserves	856	1,250	1,921	2,023	31	6,081
Total	$856	$1,250	$1,921	$2,151	$36	$6,214

	December 31, 2014
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	137	226	162	909	(11)	1,423
Charge-offs	(28)	(30)	—	(448)	(4)	(510)
Recoveries	—	—	2	46	2	50
Net charge-offs (recoveries)	(28)	(30)	2	(402)	(2)	(460)
Balance at end of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Period-end amount allocated to:
Specific reserves:
Impaired loans	$44	$—	$—	$30	$13	$87
Total specific reserves	44	—	—	30	13	87
General reserves	725	1,166	1,890	2,062	51	5,894
Total	$769	$1,166	$1,890	$2,092	$64	$5,981

	September 30, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	146	247	82	632	(10)	1,097
Charge-offs	(28)	(30)	—	(205)	(3)	(266)
Recoveries	—	—	2	27	2	31
Net charge-offs (recoveries)	(28)	(30)	2	(178)	(1)	(235)
Balance at end of year	$778	$1,187	$1,810	$2,039	$66	$5,880
Period-end amount allocated to:
Specific reserves:
Impaired loans	$34	$—	$—	$178	$13	$225
Total specific reserves	34	—	—	178	13	225
General reserves	744	1,187	1,810	1,861	53	5,655
Total	$778	$1,187	$1,810	$2,039	$66	$5,880

The Company’s recorded investment in loans as of September 30, 2015 and December 31, 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$167	$1,271	$655	$23	$2,116
Loans collectively evaluated for impairment	111,966	141,479	263,428	229,740	5,470	752,083
Total	$111,966	$141,646	$264,699	$230,395	$5,493	$754,199

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$541	$168	$1,086	$223	$38	$2,056
Loans collectively evaluated for impairment	79,953	115,584	194,753	206,878	4,086	601,254
Total	$80,494	$115,752	$195,839	$207,101	$4,124	$603,310

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

Servicing Assets

At September 30, 2015, the Company was servicing loans acquired in the IBT acquisition of approximately $15,000. A summary of the changes in the related servicing assets are as follows:

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of year	$—	$—
Servicing asset acquired through acquisition	323
Increase from loan sales	60	—
Amortization charged to income	(11)	—
Increase in valuation allowance	—	—
Balance at end of period	$372	$—

The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2015. No servicing assets were held by the bank prior to the IBT acquisition. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2015, there was no valuation allowance recorded

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on the relative fair market value of it and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2015.

6. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.2% and 35.2% for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from bank owned life insurance and reduction in other non-deductible expenses.  The Company’s reported effective tax rates after including the net impact of discrete items for the nine months ended September 30, 2015 and 2014 of 31.2% and 35.2%, respectively, in the accompanying condensed consolidated statements of income.

The Company’s provision for income taxes for the nine months ended September 30, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options. There were no discrete items for the nine months ended September 30, 2014 that affected the Company’s provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying consolidated balance sheets as of September 30, 2015 is a current tax payable of approximately $194 in accrued interest payable and other liabilities and a net deferred tax asset of approximately $2,022 in other assets. Included in the accompanying consolidated balance sheets in as of December 31, 2014 is a current tax liability of $89 in accrued interest payable and other liabilities and a net deferred tax asset of $1,385 in other assets.

7. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $1,060 and $1,105 for the nine months ended September 30, 2015 and 2014, respectively.

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

Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds, mortgage‑backed securities, collateralized mortgage obligations, and asset-backed securities.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of September 30, 2015
Investment securities available for sale	$—	$61,023	$—	$61,023
As of December 31, 2014
Investment securities available for sale	$—	$45,127	$—	$45,127

There were no liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2015 and 2014.

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

The following table summarizes assets measured at fair value on a non‑ recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of September 30, 2015
Assets:
Impaired loans	$—	$—	$2,116	$2,116
Other real estate owned	$—	$—	$493	$493
As of December 31, 2014
Assets:
Impaired loans	$—	$—	$2,056	$2,056
Other real estate owned	$—	$—	$50	$50

At September 30, 2015, impaired loans had a carrying value of $2,116, with $133 specific allowance for loan loss allocated.

At December 31, 2014, impaired loans had a carrying value of $2,056, with $87 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non‑recurring basis as of September 30, 2015 and December 31, 2014.

For Level 3 financial assets measured at fair value as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,116	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$493	Collateral Method	Adjustments for selling costs	8%

December 31, 2014
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,056	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$50	Collateral Method	Adjustments for selling costs	8%

Fair Value of Financial Instruments

The Company is required under current authoritative guidance to disclose the estimated fair value of its financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret data to develop an estimate of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts. In addition, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates that must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

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

Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2015. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2015 no valuation allowance was recorded.

Bank‑owned life insurance: The carrying amounts of bank‑owned life insurance approximate their fair value.

Non‑marketable equity securities: The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable‑rate certificates of deposit (“CD”s) approximate their fair values at the reporting date. Fair values for fixed‑rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$123,509	$123,509	$93,251	$93,251
Securities available for sale	61,023	61,023	45,127	45,127
Loans held for sale	1,766	1,766	8,858	8,858
Accrued interest receivable	2,088	2,088	1,542	1,542
Bank-owned life insurance	19,299	19,299	17,822	17,822
Servicing asset	372	372	—	—
Non-marketable equity securities	4,405	4,405	4,139	4,139
Level 3 inputs:
Loans, net	747,930	747,130	597,278	596,138
Financial liabilities:
Level 2 inputs:
Deposits	$842,607	$829,272	$638,743	$630,402
Advances from FHLB	18,478	18,350	40,000	40,028
Accrued interest payable	109	109	126	126
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,982	4,982	4,981	4,981

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

The following table sets forth the approximate amounts of these financial instruments as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Commitments to extend credit	$232,789	$144,224
Standby and commercial letters of credit	1,637	818
	$234,426	$145,042

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

10. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the nine months ending September 30, 2015 and 2014.

ESOP

Effective January 1, 2012, the Company adopted the Veritex Community Bank Employee Stock Ownership Plan (“ESOP”) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant’s 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company’s discretionary contribution that is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

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

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for both the nine months ended September 30, 2015 and 2014 was approximately $135.

The following is a summary of ESOP shares as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Allocated shares	26,105	16,958
Unearned shares	36,935	36,935
Total ESOP shares	63,040	53,893
Fair value of unearned shares	$577	$523

11. Stock and Incentive Plans

2010 Stock Option and Equity Incentive Plan

In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the “2010 Incentive Plan”), which the Company’s shareholders approved in 2011. The maximum number of shares of common stock that may be issued pursuant to grants or options under the 2010 Incentive Plan is 1,000,000.  The 2010 Incentive Plan is administered by the Board of Directors and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the 2010 Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the 2010 Incentive Plan.

The Board authorized that the 2010 Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10‑year contractual terms for non‑controlling participants as defined by the 2010 Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the 2010 Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance‑based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the 2010 Incentive Plan.

During the nine months ended September 30, 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options under the 2010 Incentive Plan.

During the nine months ended September 30, 2014, the Company awarded 30,000 non-performance‑based stock options and 50,000 performance‑based stock options. During the nine months ended September 30, 2014, the Company awarded 28,500 restricted stock units.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the nine months ended September 30, 2015 and 2014, approximately $163 and $259 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Nine Months Ended September 30,
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

A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2015 and 2014, and changes during the years then ended is presented below:

	2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—	—
Granted during the period	—	—		—	—
Forfeited during the period	6,000	10.00		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	21,000	10.00		—	—
Outstanding at the end of period	325,500	$10.15	5.81 years	—	$—	—
Options exercisable at end of period	236,200	$10.07	5.65 years	—	$—	—
Weighted average fair value of options granted during the period		$—			$—

	2014
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years
Granted during the period	30,000	11.86		50,000	11.19
Forfeited during the period	5,000	10.85		5,000	10.85
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.69 years	467,500	$10.14	6.82 years
Options exercisable at end of period	186,700	$10.04	6.60 years	—	$—	—
Weighted average fair value of options granted during the period		$1.95			$2.02

As of September 30, 2015 and 2014, the aggregate intrinsic value was $1,780 and $973, respectively, for outstanding non-performance‑based stock options, $1,311, and $533, respectively, for exercisable non-performance‑based stock options.

As of September 30, 2015, there were no performance‑based stock options outstanding or exercisable. As of September 30, 2014, the aggregate intrinsic value was $1,300 for outstanding performance-based stock options. No performance-based stock options were exercisable as of September 30, 2014.

As of September 30, 2015 and 2014, there was approximately $92 and $298 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense as of September 30, 2015 is expected to be recognized over the remaining weighted average requisite service period of 1.14 years.

As of September 30, 2015, there was no unrecognized compensation expense related to performance-based options.

A summary of the status of the Company’s restricted stock units under the 2010 incentive plan as of September 30, 2015 and 2014, and changes during the nine months then ended is as follows:

2015	2014
Weighted	Weighted
Average	Average

		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	62,250	$10.86	35,000	$10.02
Granted during the period	—	—	28,500	11.93
Vested during the period	(20,000)	10.00	—	—
Forfeited during the period	(1,000)	10.00	(1,250)	10.85
Nonvested at September 30,	41,250	$11.30	62,250	$10.87

As of September 30, 2015 and 2014, there was $194, and $326 respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The compensation expense as of September 30, 2015 expected to be recognized over the remaining weighted average requisite service period of 1.85 years.

2014 Omnibus Plan

In September of 2014, the Company adopted an omnibus incentive plan or the 2014 Omnibus Plan (“2014 Omnibus Plan”). The purpose of the 2014 Omnibus Plan is to align the long‑term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company’s long‑term performance and growth. To accomplish these goals, the 2014 Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash‑based awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the 2014 Omnibus Plan is  1,000,000.

The Company granted 52,080 options and 33,474 restricted stock units to its employees and directors during the nine months ended September 30, 2015 under the 2014 Omnibus Plan. 44,080 of the options awarded vest equally over three years from the date of grant and the remaining 8,000 vest equally over five years from the date of grant. 25,474 of the restricted stock units awarded include a market condition based on the Company’s total shareholder return relative to a market index which determines the number of restricted stock units which may vest equally over a three year period from the date of grant.  The remaining 8,000 grants do not include market conditions and vest equally over a  five year period from the date of grant. The Company’s 2014 Omnibus Plan was adopted in September of 2014, no restricted stock units or options were granted to its employees and directors during the nine months ended September 30, 2014 under the 2014 Omnibus Plan.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Nine Months Ended September 30,
	2015	2014
Dividend yield	0.00%	—
Expected life	6.0 to 6.5 years	—
Expected volatility	37.00% to 37.55%	—
Risk-free interest rate	1.76% to 1.81%	—

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

A summary of the status of the Company’s options and restricted stock units as of September 30, 2015 and changes during the nine months then ended is as follows:

2015
Nonperformance-based stock options
Weighted
	Shares	Weighted	Average
	Underlying	Exercise	Contractual
	Options	Price	Term
Outstanding at beginning of year	—	$—	—
Granted during the period	52,080	14.35
Forfeited during the period	—	—
Cancelled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	52,080	$14.35	9.37 years
Options exercisable at end of period	—	$—	—
Weighted average fair value of options granted during the period		$5.57

As of September 30, 2015 the aggregate intrinsic value was $66 for outstanding stock options under the Omnibus plan.

	2015
	Restricted stock units
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1,	82,903	$13.00
Granted during the period	33,474	14.51
Vested during the period	(784)	13.00
Forfeited during the period	(3,533)	13.00
Nonvested at September 30,	112,060	$13.45

For the nine months ended September 30, 2015 compensation expense for awards granted under the 2014 Omnibus Plan was approximately $55 and $226 for options and restricted stock units, respectively.

As of September 30, 2015 there was $208 and $1,060 of total unrecognized compensation expense related to options and restricted stock units awarded under the 2014 Omnibus Plan, respectively. The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 3.79 and 2.67 years, respectively.

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

13. Preferred Stock

On August 25, 2011, the Company entered into a Small Business Lending Fund‑Securities Purchase Agreement (“SBLF Purchase Agreement”) with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company (i) sold 8,000 shares of the Company’s Senior Non‑Cumulative Perpetual Preferred Stock, Series C (the SBLF Preferred Stock) to the Treasury for a purchase price of $8,000. The issuance was pursuant to the Small Business Lending Fund program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks.

The SBLF Preferred Stock qualifies as Tier 1 capital and pays non cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1%. For the tenth calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of September 30, 2015 was set at 1% based upon the increase in QBSL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2015 and December 31, 2014, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk‑based, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2015 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of September 30, 2015
Total capital (to risk weighted assets)
Company	$124,696	16.18%	≥	$61,654	≥	8.0%	≥	N/A	≥	N/A
Bank	$101,770	13.22%	≥	$61,585	≥	8.0%	≥	$76,982	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$113,500	14.73%	≥	$30,821	≥	4.0%	≥	N/A	≥	N/A
Bank	$95,556	12.41%	≥	$30,800	≥	4.0%	≥	$46,200	≥	6.0%
Common equity tier 1 to risk weighted assets
Company	$102,407	13.29%	≥	$30,822	≥	4.0%	≥	N/A	≥	N/A
Bank	$95,556	12.41%	≥	$30,800	≥	4.0%	≥	$38,500	≥	5.0%
Tier 1 capital (to average assets)
Company	$113,500	12.02%	≥	$37,770	≥	4.0%	≥	N/A	≥	N/A
Bank	$95,556	10.13%	≥	$37,732	≥	4.0%	≥	$47,165	≥	5.0%
As of December 31, 2014
Total capital (to risk weighted assets)
Company	$107,197	17.21%	≥	$49,814	≥	8.0%	≥	N/A	≥	N/A
Bank	$79,616	12.79%	≥	$49,788	≥	8.0%	≥	$62,235	≥	10.0%
Tier 1 capital (to risk weighted assets)
Company	$96,236	15.45%	≥	$24,907	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	11.83%	≥	$24,894	≥	4.0%	≥	$37,341	≥	6.0%
Tier 1 capital (to average assets)
Company	$96,236	12.66%	≥	$30,400	≥	4.0%	≥	N/A	≥	N/A
Bank	$73,635	9.69%	≥	$30,386	≥	4.0%	≥	$37,983	≥	5.0%

15. Business Combinations

All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the acquisition date. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices, third party valuations, and estimates made by management. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The identified core deposit intangibles for the acquisition are being amortized on straight-line basis with no residual value over an estimated life of ten years. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the following estimates for the IBT acquisition are preliminary.

On July 1, 2015, the Company completed the acquisition of IBT, the parent holding company of Independent Bank, headquartered in Irving, Texas with two banking locations in the Dallas metropolitan area. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. The Company determined that the disclosure requirements related to the amounts of revenues and earnings of the acquired company included in the consolidated statements of income since the acquisition date is impracticable. The disclosure requirements are deemed impracticable because the Company does not consider IBT a separate reporting segment and does not track the amount of revenue, expense and net income attributable to IBT since acquisition.

Under the terms of the definitive agreement, the Company issued 1,185,067 shares of its common stock (with cash in lieu of fractional shares) and paid approximately $4,000 in cash for the outstanding shares of IBT common stock in connection with the closing of the acquisition. Preliminary fair value estimates of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$15,150
Securities available for sale	4,646
Loans	88,497
Bank premises, furniture and equipment	4,947
Securities available for sale	790
Bank-owned life insurance	1,024
Accrued interest receivable	250
Goodwill	6,877
Servicing assets	323
Core deposit intangibles	1,078
Other assets	504
Total assets	$124,086

Liabilities of acquired bank:
Deposits	$97,426
FHLB advances	3,503
Other borrowings	926
Other liabilities	526
Total liabilities	$102,381

Cash paid to shareholders of acquired entity	$4,000
1,185,067 shares of common stock exchanged in connection with acquisition	$17,705

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which would include Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks including the acquisition of IBT on July 1, 2015. As of September 30, 2015, we had total assets of $1.0 billion, total loans of $754.2 million, total deposits of $842.6 million and total stockholders’ equity of $138.0 million.

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

Certain Events Affect Year-over-Year Comparability

The comparability of our consolidated results of operations for the three and nine months ended September 30, 2015 and September 30, 2014 is affected by the IBT acquisition, effective July 1, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 and September 30, 2014

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

For the nine months ended September 30, 2015, net interest income totaled $22.4 million and net interest margin and net interest spread were 3.81% and 3.54%, respectively. For the nine months ended September 30, 2014, net interest income totaled $18.5 million and net interest margin and net interest spread were 3.89% and 3.61%, respectively. The decrease in net interest margin and net interest spread was primarily attributable to the decrease of 0.21% in the average yield on the loan portfolio due to competitive loan pricing. While we have experienced significant growth in average loan balances, market yields on new loan originations are below the average yield of amortizing or paid-off loans.

Average interest-bearing deposits increased $86.5 million to $453.0 million for the nine months ended September 30, 2015 from $366.5 million for the nine months ending September 30, 2014 and interest expense increased $323,000 to $2.5 million for the nine months ended September 30, 2015  from $2.1 million for the nine months ended September 30, 2014. The increase in interest expense was primarily the result of increases in money market accounts with relationship money market accounts increasing $50.7 million with an average rate paid of 0.66% and brokered money market accounts growing $31.0 million with an average rate paid of 0.15%. The average rate paid on interest-bearing liabilities was 0.69% and 0.74% for the nine months ending September 30, 2015 and September 30, 2014, respectively. The decrease of 0.05% was primarily due to a decline in the average cost of certificates of deposits to 1.09% for the nine months ended September 30, 2015 from 1.15% for the nine months ended September 30, 2014.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2015 and 2014, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$665,640	$24,032	4.83%	$527,920	$19,901	5.04%
Securities available for sale	56,401	712	1.69	49,836	629	1.69
Investment in subsidiary	93	1	1.44	93	2	2.88
Interest-earning deposits in financial institutions	65,424	169	0.35	57,974	120	0.28
Total interest-earning assets	787,558	24,914	4.23	635,823	20,652	4.34
Allowance for loan losses	(6,413)			(5,360)
Noninterest-earning assets	74,508			60,003
Total assets	$855,653			$690,466
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$453,036	$2,075	0.61%	$366,537	$1,770	0.65%
Advances from FHLB	17,147	118	0.92	15,000	89	0.79
Other borrowings	8,517	274	4.30	8,072	285	4.72
Total interest-bearing liabilities	478,700	2,467	0.69	389,609	2,144	0.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	252,307			225,485
Other liabilities	2,068			1,653
Total noninterest-bearing liabilities	254,375			227,138
Stockholders’ equity	122,578			73,719
Total liabilities and stockholders’ equity	$855,653			$690,466
Net interest rate spread(2)			3.54%			3.61%
Net interest income		$22,447			$18,508
Net interest margin(3)			3.81%			3.89%

(1)	Includes average outstanding balances of loans held for sale of $3,354 and $3,028 for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the
	Nine Months Ended September 30, 2015
	compared to 2014
	Increase (Decrease)
	due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,192	$(1,061)	$4,131
Securities available for sale	83	—	83
Other investments	—	(1)	(1)
Interest-earning deposits in other banks	15	34	49
Total increase (decrease) in interest income	5,290	(1,028)	4,262
Interest-bearing liabilities:
Interest-bearing deposits	418	(113)	305
Advances from FHLB	13	16	29
Other borrowings	16	(27)	(11)
Total increase (decrease) in interest expense	447	(124)	323
Increase (decrease) in net interest income	$4,843	$(904)	$3,939

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $258,000 for the nine months ended September 30, 2015, compared to $1.1 million for the same period in 2014, a decrease of $839,000 or 76.5%. The decrease in provision expense was due to a reduction in general reserves resulting from the continued improvement in credit quality and other qualitative factors. In addition, net charge-offs decreased $210,000 for the nine months ended September 30, 2015 compared to the same period in 2014.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans, gains on the sale of other assets owned, gains on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$907	$807	$100
Gain on sales of investment securities	7	34	(27)
Gain on sales of loans	824	486	338
Gain on sales of other assets owned	19	4	15
Bank-owned life insurance income	552	317	235
Other	188	193	(5)
Total noninterest income	$2,497	$1,841	$656

Noninterest income for the nine months ended September 30, 2015 increased $656,000 or 35.6% to $2.5 million compared to noninterest income of $1.8 million for the same period in 2014. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $907,000 for the nine months ended September 30, 2015, an increase of $100,000 over the same period in 2014. This increase was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers.

Gain on sales of loans. We originate Small Business Administration (“SBA”) guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $824,000 for the nine months ended September 30, 2015 compared to $486,000 for the same period of 2014. This increase of $338,000 was primarily due to the sale of an SBA-guaranteed loan acquired in the acquisition of IBT resulting in a gain of $251,000 and increases in the number of mortgage loans sold resulting in increased gains of $87,000.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $552,000 for the nine months ended September 30, 2015, compared to $317,000 for the same period in 2014. The increase in income was primarily attributable to $7.0 million additional bank-owned life insurance purchased in December 2014 and $1.0 million additional bank-owned life insurance from the acquisition of IBT.

Noninterest Expense

Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major components of noninterest expense are salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended		Increase
	September 30,		(Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Salaries and employee benefits	$8,247	$7,593	$654
Non-staff expenses:
Occupancy and equipment	2,560	2,460	100
Professional fees	1,536	943	593
Data processing and software expense	903	760	143
FDIC assessment fees	317	315	2
Marketing	595	432	163
Other assets owned expenses and writedowns	29	187	(158)
Amortization of intangibles	243	221	22
Telephone and communications	182	168	14
Other	1,043	744	299
Total noninterest expense	$15,655	$13,823	$1,832

Noninterest expense for the nine months ended September 30, 2015 increased $1.8 million or 13.3% to $15.7 million compared to noninterest expense of $13.8 million for the nine months ended September 30, 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $8.2 million for the nine months ended September 30, 2015, an increase of $654,000 or 8.6% compared to the same period in 2014. The increase was partially attributable to an increase in employee compensation of $885,000 resulting from the addition of sixteen employees through the IBT acquisition and eight new full-time equivalent employees since September 30, 2014, annual merit increases, and an increase in stock compensation expense. The total number of full-time equivalent employees at September 30, 2015 was 144. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $444,000 and $258,000, respectively. The growth in employee expense was offset by an increase of the deferred employee expense related to loan originations.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $2.6 million for the nine months ended September 30, 2015 compared to $2.5 million for the same period in 2014. The increase of $100,000 was primarily the result of increased tax assessments as well as delinquent tax payments made in the first quarter of 2015.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $1.5 million for the nine months ended September 30, 2015 compared to $943,000 for the same period in 2014, an increase of $593,000 or 62.9%. The increase was due to legal and investment banking expenses incurred for the purchase of IBT that was completed on July 1, 2015.

Data processing and software expenses. Data processing expenses were $903,000 for the nine months ended September 30, 2015 and $760,000 for the same period in 2014. The increase of $143,000 or 18.8% was attributable to core processing expense incurred due to increased account transaction volume and the expense associated with software maintenance primarily related to new applications purchased to increase our operating efficiencies and enhance our controls.

Marketing. This category includes advertising and promotions, business entertainment, donations and charitable contributions. Marketing expenses were $595,000 and $432,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $163,000 or 37.7% was primarily attributable to increases in donations and  charitable contributions.

Other real estate owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $29,000 and $187,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $158,000 or 84.5% was due to a reduction in the number of properties comprising other real estate owned.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $299,000 or 40.2% to $1.0 million for the nine months ended September 30, 2015, compared to $744,000 for the same period in 2014 primarily related to an increase in loan operations expense $68,000, supplies and printing $77,000, insurance $35,000, BOLI mortality expense $42,000, interchange and card processing $32,000.

Income Tax Expense

The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2015, the Company did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2015, income tax expense totaled $2.8 million an increase of $900,000 or 47.1% compared to $1.9 million for the same period in 2014. The increase was primarily attributable to the $3.6 million increase in net operating income from $5.4 million for the nine months ended September 30, 2014. This increase was offset by a net discrete tax benefit of $186,000 associated with the recognition of non-qualified stock options deferred tax assets.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.2% and 35.2% for the nine months ended September 30, 2015 and 2014. The 2.0% decrease in effective tax rates from the nine months ended September 30, 2014 was affected primarily by tax-exempt income generated by bank-owned life insurance and reductions in other non-deductible expenses. Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the nine months ended September 30, 2015 and 2014 of 31.2% and 35.2%, respectively.

Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

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

For the three months ended September 30, 2015 net interest income totaled $8.6 million, and net interest margin and net interest spread were 3.84% and 3.59%, respectively. For the three months ended September 30, 2014, net interest income totaled $6.7 million and net interest margin and net interest spread were 3.95% and 3.67%, respectively. The decrease in net interest margin and net interest spread was primarily due to a 0.20% decrease in the yield on loans due to market yield on new loan originations below the average yield of amortizing or paid-off loans. We anticipate continued pressure on our net interest margin and net interest spread. Partially offsetting the decrease in net interest margin was a 0.04% decrease in the rate paid on interest bearing liabilities from 0.71% to 0.67%. The decrease was due to a change in mix of deposits from premium money market accounts and certificates of deposits with an average rate paid of 0.67% and 1.05%, respectively, to brokered money market accounts with an average rate paid of 0.25%.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2015 and 2014, interest income not recognized on non-accrual loans was not material. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$756,542	$9,230	4.84%	$565,465	$7,183	5.04%
Securities available for sale	63,204	247	1.55	49,148	207	1.67
Investment in subsidiary	93	1	4.27	93	1	4.27
Interest-earning deposits in financial institutions	70,363	60	0.34	58,027	43	0.29
Total interest-earning assets	890,202	9,538	4.25	672,733	7,434	4.38
Allowance for loan losses	(7,146)			(5,665)
Noninterest-earning assets	88,023			60,668
Total assets	$971,079			$727,736
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$520,806	$778	0.59%	$384,671	$609	0.63%
Advances from FHLB	19,404	56	1.14	15,000	30	0.79
Other borrowings	9,077	86	3.76	8,073	93	4.57
Total interest-bearing liabilities	549,287	920	0.66	407,744	732	0.71
Noninterest-bearing liabilities:
Noninterest-bearing deposits	282,934			242,728
Other liabilities	2,403			1,965
Total noninterest-bearing liabilities	285,337			244,693
Stockholders’ equity	136,455			75,299
Total liabilities and stockholders’ equity	$971,079			$727,736
Net interest rate spread(2)			3.59%			3.67%
Net interest income		$8,618			$6,702
Net interest margin(3)			3.84%			3.95%

(1)	Includes average outstanding balances of loans held for sale of $4,215 and $3,367 for the three months ended September 30, 2015 and 2014, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended
	September 30, 2015 vs. 2014
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,427	$(380)	$2,047
Securities available for sale	59	(18)	41
Investment in subsidiary	—	(1)	(1)
Interest-earning deposits in other banks	9	8	17
Total increase (decrease) in interest income	$2,495	$(391)	$2,104
Interest-bearing liabilities:
Interest-bearing deposits	$216	$(47)	$169
Advances from FHLB	9	17	26
Other borrowings	12	(18)	(6)
Total increase (decrease) in interest expense	237	(48)	189
Increase (decrease) in net interest income	$2,258	$(343)	$1,915

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $0 for the three months ended September 30, 2015, compared to $420,000 for the same period in 2014, a decrease of $420,000. The decrease in provision expense was due to the continued improvement in credit quality and other qualitative factors. In addition, net charge-offs decreased $77,000 for the three months ended September 30, 2015 compared to the same period in 2014.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30,
	Increase (Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$380	$282	$98
Gain on sales of investment securities	—	—	—
Gain on sales of loans	392	241	151
Gain (loss) on sales of other assets owned	21	(33)	54
Bank‑owned life insurance	194	105	89
Other	56	35	21
Total noninterest income	$1,043	$630	$413

Noninterest income for the three months ended September 30, 2015 increased $413,000 or 65.6% to $1.0 million compared to noninterest income of $630,000 for the same period in 2014. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $380,000 and $282,000 for the three months ended September 30, 2015 and 2014, respectively. The increase of $98,000 over the same period in 2014 was primarily attributable to increased amount of account analysis fees of $30,000, and an increase in the volume of merchant and debit card transaction and related fees of $49,000.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $392,000 for the three months ended September 30, 2015 compared to $241,000 for the same period of 2014. The increase of $151,000 was primarily due to the sale of SBA guaranteed loans acquired with the IBT loan portfolio.

Bank-owned life insurance income. We invest in bank-owned life insurance due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance increased $89,000 for the three months ended September 30, 2015, compared to the same period in 2014. The increase in income was primarily attributable to $7.0 million additional bank-owned life insurance purchased in December 2014 and $1.0 million additional bank-owned life insurance from the acquisition of IBT.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	September 30,		(Decrease)
	2015	2014	2015 vs. 2014
	(Dollars in thousands)
Salaries and employee benefits	$3,001	$2,755	$246
Non-staff expenses:
Occupancy and equipment	894	844	50
Professional fees	632	296	336
Data processing and software expense	368	254	114
FDIC assessment fees	121	99	22
Marketing	227	142	85
Other assets owned expenses and writedowns	(5)	53	(58)
Amortization of intangibles	96	74	22
Telephone and communications	68	54	14
Other	440	259	181
Total noninterest expense	$5,842	$4,830	$1,012

Noninterest expense for the three months ended September 30, 2015 increased $1.0 million or 21.0% to $5.8 million compared to noninterest expense of $4.8 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $3.0 million for the three months ended September 30, 2015, an increase of $246,000 or 8.9% compared to the same period in 2014. The increase was primarily attributable to the addition of twenty-four full-time equivalent employees since September 30, 2014, which includes sixteen full-time equivalent IBT employees. This increase was offset by an increase of deferred employee expense related to loan originations. As of September 30, 2015, we had 144 full-time equivalent employees compared to 120 full-time equivalent employees as of September 30, 2014. Salaries and employee benefits included $171,000 and $94,000 in stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $632,000 for the three months ended September 30, 2015 compared to $296,000 for the same period in 2014, an increase of $336,000 or 113.5%. The increase was due to legal and investment banking expenses incurred for the purchase of IBT that was completed on July 1, 2015.

Data processing and software expense. Data processing expenses were $368,000 for the three months ended September 30, 2015 and $254,000 for the same period in 2014. The increase of $114,000 or 44.9% was attributable to expense of $33,000 from new applications purchased to increase operating efficiencies and controls and $81,000 of incremental data processing fees resulting from increased volume of core deposit accounts.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expense. Other expenses were $440,000 for the three months ended September 30, 2015 and $259,000 for the same three months in 2014. The increase of $181,000 was due to increased loan operations and SBA expenses of $43,000, ATM and debit card processing and servicing of $20,000, additional BOLI mortality expense of $17,000 and increases in general administrative expenses as the bank grows in assets and employee headcount.

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

For the three months ended September 30, 2015, income tax expense totaled $1.3 million, an increase of $577,000 or 77.2% compared to $723,000 for the same period in 2014. The increase was primarily attributable to the $1.7 million increase in net operating income from $2.1 million for the three months ended September 30, 2014 to $3.8 million for the same period in 2014. The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.6% and 34.7% for the three months ended September 30, 2015 and 2014. The 1.1% decrease in effective tax rates from the three months ended September 30, 2014 was affected primarily by tax-exempt income generated by bank-owned life insurance and reduction of other nondeductible expenses.

Financial Condition

Our total assets increased $197.7 million or 25.8% from $802.3 million as of December 31, 2014 to $1.0 billion as of September 30, 2015. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area and the execution of a disciplined merger and acquisition strategy. We think these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2015, total loans were $754.2 million, an increase of $150.9 million or 25.0% compared to $603.3 million as of December 31, 2014. These increases were primarily due to our continued penetration in our primary market area and loans purchased as part of the IBT acquisition. In addition to these amounts, $1.8 million and $8.9 million in loans were classified as held for sale as of September 30, 2015 and December 31, 2014, respectively.

Total loans as a percentage of deposits were 89.5 % and 94.5% as of September 30, 2015 and December 31, 2014. Total loans as a percentage of assets were 74.7% and 75.2% as of September 30, 2015 and December 31, 2014.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$230,395	30.6%	$207,101	34.3%
Real estate:
Construction and land	99,603	13.2	69,966	11.6
Farmland	12,363	1.6	10,528	1.7
1 - 4 family residential	132,867	17.6	105,788	17.5
Multi-family residential	8,779	1.2	9,964	1.7
Nonfarm nonresidential	264,699	35.1	195,839	32.5
Consumer	5,493	0.7	4,124	0.7
Total loans held for investment	$754,199	100.0%	$603,310	100.0%
Total loans held for sale	$1,766		$8,858

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $921,000 in nonperforming assets as of September 30, 2015 compared to $541,000 in nonperforming assets as of December 31, 2014. We had $428,000 in nonperforming loans as of September 30, 2015 compared to $436,000 as of December 31, 2014.

The following table presents information regarding non-performing assets at the dates indicated:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans(1)	$428	$436
Accruing loans 90 or more days past due	—	—
Total nonperforming loans	428	436
Other real estate owned:
Commercial real estate, construction, land and land development	493	55
Residential real estate	—	50
Total other real estate owned	493	105
Repossessed assets owned	—	—
Total other assets owned	493	105
Total nonperforming assets	$921	$541
Restructured loans—non-accrual	$296	$597
Restructured loans—accruing	$1,445	$1,080
Ratio of nonperforming loans to total loans	0.06%	0.07%
Ratio of nonperforming assets to total assets	0.09%	0.07%

(1)	Does not include purchased credit impaired loan of $541,000 as of December 31, 2014. There were no purchased credit impaired loans as of September 30, 2015.

The following table presents information regarding non-performing loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Nonfarm residential	—	375
Commercial	406	34
Consumer	22	27
Total	$428	$436

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

The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$99,603	$—	$—	$—	$99,603
Farmland	12,363	—	—	—	12,363
1 - 4 family residential	132,699	—	168	—	132,867
Multi-family residential	8,779	—	—	—	8,779
Nonfarm nonresidential	264,523	—	176	—	264,699
Commercial	229,302	444	559	90	230,395
Consumer	5,469	—	24	—	5,493
Total	$752,738	$444	$927	$90	$754,199

	As of December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

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

As of September 30, 2015, the allowance for loan losses totaled $6.2 million or 0.82% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.0 million or 0.99% of total loans. Ending balances for the purchase discount related to non-impaired acquired loans were $1.3 million as of September 30, 2015 and $185,000 December 31, 2014.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2015	September 30, 2014	December 31, 2014
	(Dollars in thousands)
Average loans outstanding(1)	$662,334	$524,969	$542,543
Gross loans outstanding at end of period(1)	$754,199	$581,338	$603,310
Allowance for loan losses at beginning of period	$5,981	$5,018	$5,018
Provision for loan losses	258	1,097	1,423
Charge-offs:
Real estate:
Construction, land and farmland	(48)	(28)	(28)
Residential	—	(30)	(30)
Nonfarm non-residential	—	—	—
Commercial	(74)	(205)	(448)
Consumer	(4)	(3)	(4)
Total charge-offs	(126)	(266)	(510)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	5	2	2
Commercial	95	27	46
Consumer	1	2	2
Total recoveries	101	31	50
Net charge-offs	(25)	(235)	(460)
Allowance for loan losses at end of period	$6,214	$5,880	$5,981
Ratio of allowance to end of period loans	0.82%	1.01%	0.99%
Ratio of net charge-offs to average loans	0.00%	0.04%	0.08%

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2014 to September 30, 2015. Loan balances increased from $603.3 million as of December 31, 2014 to $754.2 million as of September 30, 2015. Our allowance as a percentage of our total loan portfolio has decreased as of September 30, 2015 due to the addition of loans totaling approximately $88.5 million purchased in the IBT acquisition. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. Charge-offs have been immaterial, representing less than 0.01% of total loan balances during the same period.

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

	As of		As of
	September 30, 2015		December 31, 2014
		Percent		Percent
	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$753	12.1%	$675	11.3%
Farmland	103	1.7	94	1.6
1 - 4 family residential	1,182	19.0	1,077	18.0
Multi-family residential	68	1.1	89	1.5
Nonfarm nonresidential	1,921	30.9	1,890	31.6
Total real estate	4,027	64.8	3,825	64.0
Commercial	2,151	34.6	2,092	34.9
Consumer	36	0.6	64	1.1
Total allowance for loan losses	$6,214	100.0%	$5,981	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2015, the carrying amount of investment securities totaled $61.0 million, an increase of $15.9 million or 35.3% compared to $45.1 million as of December 31, 2014. Securities represented 6.0% and 5.6% of total assets as of September 30, 2015 and December 31, 2014, respectively.

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

	As of September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$26	$26	$3,823
Municipal securities	6,771	13	60	6,724
Mortgage-backed securities	39,609	240	107	39,742
Collateralized mortgage obligations	9,738	91	20	9,809
Asset-backed securities	940	—	15	925
Total	$60,881	$370	$228	$61,023

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
Total	$44,867	$417	$157	$45,127

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of September 30, 2015, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$2,000	1.77%	$1,406	1.62%	$417	2.08%	$—	—%	$3,823	1.75%
Municipal securities	999	3.25	605	2.05	881	2.15	4,239	2.16	6,724	2.31
Mortgage-backed securities	—	—	33,782	1.68	5,873	1.41	87	1.60	39,742	1.64
Collateralized mortgage obligations	398	2.49	7,322	2.19	2,089	1.73	—	—	9,809	2.10
Asset-backed securities	—	—	—	—	925	1.05	—	—	925	1.05
Total	$3,397	2.29%	$43,115	1.77%	$10,185	1.53%	$4,326	2.15%	$61,023	1.79%

	As of December 31, 2014
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$944	1.63%	$937	1.83%	$—	—%	$1,881	1.73%
Corporate bonds	500	2.49	—	—	—	—	—	—	500	2.49
Municipal securities	—	—	987	3.15	—	—	—	—	987	3.15
Mortgage-backed securities	—	—	25,140	1.60	3,543	0.95	88	1.60	28,771	1.52
Collateralized mortgage obligations	357	3.43	9,254	2.15	2,228	1.70	—	—	11,839	2.10
Asset-backed securities	174	0.50	—	—	975	0.90	—	—	1,149	0.84
Total	$1,031	2.48%	$36,325	1.78%	$7,683	1.27%	$88	1.60%	$45,127	1.71%

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

Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.54 years and 4.04 years with an estimated effective duration of 2.51 years and 2.19 years as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.79% for the nine months ended September 30, 2015 compared to 1.71% for the year ended December 31, 2014. The increase in average yield during 2015 compared to 2014 was primarily due to the purchase of $6.1 million municipal securities with a tax equivalent yield of 2.23%.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2015 were $842.6 million, an increase of $203.9 million or 31.9% compared to $638.7 million as of December 31, 2014. Total deposits increased $198.1 million or 30.7% from September 30, 2014. The increase from September 30, 2014 was due in part to deposits acquired during the IBT acquisition totaling $98.4 million, customer deposit growth of $82.3 million, and growth in wholesale deposits of $17.4 million.

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2015 and December 31, 2014, total borrowing capacity of $258.1 million and $236.1 million, respectively, was available under this arrangement and $18.5 million and $40.0 million, respectively, was outstanding with a weighted average interest rate of 1.22% for the three months ended September 30, 2015 and 0.36% for the year ended December 31, 2014. Our current FHLB advances mature within four years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
September 30, 2015
Amount outstanding at period-end	$18,278
Weighted average interest rate at period-end	1.22%
Maximum month-end balance during the period	18,296
Average balance outstanding during the period	18,287
Weighted average interest rate during the period	1.22%
December 31, 2014
Amount outstanding at year-end	$40,000
Weighted average interest rate at year-end	0.36%
Maximum month-end balance during the year	40,000
Average balance outstanding during the year	15,890
Weighted average interest rate during the year	0.74%

Federal Reserve Bank of Dallas.    The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2015 and December 31, 2014, $170.8 million and $162.9 million, respectively, were available under this arrangement. As of September 30, 2015, approximately $220.9 million in commercial loans were pledged as collateral. As of September 30, 2015 and December 31, 2014, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of September 30, 2015 was 2.19%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,982	4,981
Total	$8,075	$8,074

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2015 and the year ended December 31, 2014, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of September 30, 2015 and December 31, 2014. There were no advances under these lines of credit outstanding as of September 30, 2015 and December 31, 2014.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $855.7 million for the nine months ended September 30, 2015 and $713.0 million for the year ended December 31, 2014.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Sources of Funds:
Deposits:
Noninterest-bearing	29.5%	32.4%
Interest-bearing	53.0	52.5
Advances from FHLB	2.0	2.2
Other borrowings	1.0	1.1
Other liabilities	0.2	0.3
Stockholders’ equity	14.3	11.5
Total	100.0%	100.0%
Uses of Funds:
Loans	77.8%	76.5%
Securities available for sale	6.6	6.9
Interest-bearing deposits in other banks	7.6	8.9
Other noninterest-earning assets	8.0	7.7
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	35.8%	38.2%
Average loans to average deposits	94.4%	90.3%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 26.1% for the nine months ended September 30, 2015 compared to the same period in 2014. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.

As of September 30, 2015, we had outstanding $232.8 million in commitments to extend credit and $1.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, we had outstanding $144.2 million in commitments to extend credit and $818,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2015 and December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2015, we had cash and cash equivalents of $123.5 million compared to $93.3 million as of December 31, 2014. The increase was primarily due to increase in deposits at September 30, 2015.

Capital Resources

Total stockholders’ equity increased to $137.5 million as of September 30, 2015, compared to $113.3 million as of December 31, 2014, an increase of $24.2 million or 21.4%. This increase was primarily the result of $6.2 million in net income for the period and issuance of stock for the acquisition of IBT. For the nine months ended September 30, 2015, we declared and paid cash dividends on our Series C preferred stock of $60,000. During October of 2014, the Company completed an initial public offering issuing 3,105,000 shares of common stock, $.01 par value, at $13.00 per share for gross proceeds of $40.4 million, net proceeds after underwriting discounts and expenses were approximately $35.8. The Company has retained $21.8 million of the net proceeds from this offering at our holding Company with $10.0 million provided to the bank as capital and $4.0 million provided as escrow to fund the IBT acquisition. The Company intends to use such proceeds to support our continued growth, including organic growth and potential future acquisitions, and for general corporate purposes.

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

The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 400%. Regulatory capital is then divided by risk-weighted assets to determine the risk adjusted capital ratios. The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. The final rules also include changes for the calculation of risk-weighted assets. The amount of risk-weighted assets increased during first quarter 2015 due in part to an increase in the required risk weighting of unfunded commitments with terms of less than one year that previously were weighted at 0% and now range from 20% to 50%.

As of September 30, 2015 and December 31, 2014, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30,		As of December 31,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$124,696	16.18%	$107,197	17.22%
Tier 1 capital (to risk-weighted assets)	113,500	14.73	96,236	15.46
Common equity tier 1 (to risk-weighted assets)	102,407	13.29	n/a	n/a
Tier 1 capital (to average assets)	113,500	12.02	96,236	12.66
Veritex Community Bank
Total capital (to risk-weighted assets)	$101,770	13.22%	$79,616	12.79%
Tier 1 capital (to risk-weighted assets)	95,556	12.41	73,635	11.83
Common equity tier 1 (to risk-weighted assets)	95,556	12.41	n/a	n/a
Tier 1 capital (to average assets)	95,556	10.13	73,635	9.69

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

During the nine months ended September 30, 2015, other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due.

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

	As of September 30, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$1,237	$—	$400	$—	$1,637
Commitments to extend credit	79,496	89,617	18,782	44,894	232,789
Total	$80,733	$89,617	$19,182	$44,894	$234,426

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

Our exposure to interest rate risk is managed by the Asset-Liability Committee of the Bank, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk that include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re-pricing opportunities of loans are incorporated in the model,  as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of our non-maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve-month and twenty-four month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 12.5% for a 100 basis point shift, 15.0% for a 200 basis point shift, and 20.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of September 30, 2015		As of December 31, 2014
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	8.56%	19.75%	8.08%	18.16%
+ 200	4.81%	14.31%	4.69%	13.32%
+ 100	1.37%	7.78%	1.66%	6.95%
Base	(1.04)%	—%	(0.19)%	—%
−100	(2.28)%	(4.22)%	(1.00)%	(0.52)%

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of September 30,		As of December 31,
	2015	2014	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$137,508	$75,603	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)	(8,000)
Common shareholder book value	129,508	67,603	105,312
Goodwill	(26,025)	(19,148)	(19,148)
Intangible assets	(2,458)	(1,337)	(1,261)
Total tangible common equity	$101,025	$47,118	$84,903
Common shares outstanding(1)	10,700	6,359	9,471
Book value per common share	$12.10	$10.63	$11.12
Tangible book value per common share	$9.44	$7.41	$8.96

(1)

Excludes the dilutive effect, if any, of 377,580, 820,000, and 352,500 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2015, September 30, 2014 and December 31, 2014, respectively, 153,310, 62,250, and 145,153 shares of common stock issuable upon vesting of outstanding restricted stock units as of September 30, 2015, September 30, 2014, and December 31, 2014 respectively.

Tangible Common Equity to Tangible Assets

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$137,508	$113,312
Adjustments:
Preferred stock	(8,000)	(8,000)
Goodwill	(26,025)	(19,148)
Intangible assets	(2,548)	(1,261)
Total tangible common equity	$100,935	$84,903
Tangible Assets
Total assets	$1,009,539	$802,286
Adjustments:
Goodwill	(26,025)	(19,148)
Intangible assets	(2,548)	(1,261)
Total tangible assets	$980,966	$781,877
Tangible Common Equity to Tangible Assets	10.29%	10.86%

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

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

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans that have shown evidence of deterioration since origination as of the date of the acquisition, that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Fees associated with the originating of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan's observable market price. At September 30, 2015 and December 31, 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

From time to time, we may modify our loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (1) the borrower is experiencing financial difficulty and (2)

concessions are made by us that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. All troubled debt restructurings are considered impaired loans. We review each troubled debt restructured loan and determine on a case-by-case basis if a specific allowance for loan loss is required. An allowance for loan loss allocation is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.

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

Special Cautionary Notice Regarding Forward-Looking Statements

Forward-looking statements included in this Report are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-

looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

101*

The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 30, 2015	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2015	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)