Form 10-K
period 2015-12-31
Veritex Holdings, Inc.
filed 2016-03-15
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

OR

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 001-36682

Veritex Holdings, Inc.

(Exact name of registrant as specified in its charter)

Texas	27-0973566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8214 Westchester Drive, Suite 400
Dallas, Texas	75225
(Address of principal executive offices)	Zip Code

(972) 349 6200
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2015 was approximately $135,572,000.

At March 8, 2016, the Company had outstanding 10,721,768 shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

VERITEX HOLDINGS, INC.

Annual Report on Form 10‑K

December 31, 2015

PART I

ITEM 1.  BUSINESS

Our Company

Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10‑K to “we,” “us,” “our,” “our company,” the “Company” or “Veritex” refer to Veritex Holdings, Inc. and our wholly‑owned banking subsidiary, Veritex Community Bank, and the term “Bank” refers to Veritex Community Bank.

Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly‑owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship‑driven commercial banking products and services tailored to meet the needs of small to medium‑sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas‑Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the communities adjacent to those cities. As of the year ended December 31, 2015, we had total assets of $1.0 billion, total loans of $820.6 million, total deposits of $868.4 million and total stockholders’ equity of $132.0 million.

We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. Our primary customers are small and medium‑sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision‑making and relationship‑driven, quality service we provide and our deep, long‑term understanding of the Dallas community and Texas banking. As a result of consolidation, we believe that few locally‑based banks are dedicated to providing this level of service to small and medium‑sized businesses. Our management team’s long‑standing presence and experience in the Dallas metropolitan area gives us unique insight into our local market and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long‑term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit talented bankers and strategically source potential acquisitions in our target market.

We completed an initial public offering of our common stock in October 2014. Our common stock is listed on the NASDAQ Global Market under the symbol “VBTX.”

Our History and Growth

We have experienced significant growth since commencing banking operations in 2010 through our strategy of pursuing organic growth and strategic acquisitions. We have completed four whole‑bank acquisitions that have increased our market presence within the Dallas metropolitan area. On July 1, 2015, the Company completed the acquisition of IBT Bancorp, Inc. (“IBT”), the parent holding company of Independent Bank of Texas (“Independent Bank”), headquartered in Irving, Texas with two banking locations in the Dallas metropolitan area. Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.

The following table summarizes our four completed acquisitions since inception:

	Date	Acquired	Acquired	Number of
	Completed	Assets	Loans	Branches	Dallas Area Locations
Bank Acquired		(Dollars in millions)
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	$181.8	$91.7	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	166.3	108.1	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	53.8	40.4	1	Las Colinas
IBT Bancorp, Inc.	July 2015	124.4	88.5	2	Irving and Frisco

We have established a record of steady growth and profitable operations since our inception while preserving our strong credit culture. As indicated by the graphs below, for the year ended December 31, 2015, we continued this trend with the acquisition of IBT and by focusing on growing our total loans and deposits organically by increasing our commercial lending relationships and more deeply penetrating the Dallas metropolitan area.

Our Strategy

Our business strategy consists of the following components:

•	Organic Growth in Thriving Dallas Metropolitan Area. Our organic growth strategy has focused on more deeply penetrating the Dallas metropolitan area through our community‑focused, relationship‑driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We intend to add to our team of experienced bankers in order to grow our current footprint and expand further into markets throughout the Dallas‑Fort Worth metropolitan area. Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

•

Acquisitions.  We intend to continue to grow through acquisitions, and we believe having publicly traded common stock will improve our ability to compete for acquisitions. Many small to medium‑sized banking organizations in the Dallas‑Fort Worth metropolitan area face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs.

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

•

Continue to Build Our Community Ties.  Our officers and employees are heavily involved in civic and community organizations, and we sponsor numerous activities that benefit our community. Our business development strategy, which focuses on building market share through personal relationships, as opposed to formal advertising, is consistent with our customer‑centric culture and is a cost‑effective approach to developing new relationships and enhancing existing ones.

Our Banking Services

We are focused on delivering a wide variety of relationship‑driven commercial banking products and services tailored to meet the needs of small to medium‑sized businesses and professionals in the Dallas metropolitan area. A general discussion of the range of commercial banking products and other services we offer follows.

Lending Activities. As of December 31, 2015, we had total loans of $820.6 million, representing 79.0% of our total assets. Our loan portfolio consisted of commercial real estate loans and general commercial loans residential real estate loans, and consumer loans.

Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company‑wide process. Our strategy for credit risk management includes well‑defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early‑stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Director’s Loan Committee and Executive Loan Committee provide company‑wide credit oversight and periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third‑party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge‑offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Deposits. Deposits are our principal source of funds for our interest earning assets. We believe that a critical component of our success is the importance we place on our deposit services. Our services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services in addition to our loan offerings. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including high net worth individuals and small to medium‑sized businesses. The types of deposit accounts we offer consist of demand, savings, money market and time accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers. We also pursue commercial deposit accounts that will benefit from the utilization of our treasury management services.

Other Products and Services. We offer banking products and services that are attractively priced and easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks, and letters of credit, as well as treasury management services including wire transfer services and automated clearinghouse services.

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

Investments

The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  As of December 31, 2015, the book value of our investment portfolio totaled $75.8 million, with an average yield of 1.69% and an estimated effective duration of approximately 2.65 years.

Our Market Area

We currently operate in the Dallas metropolitan area, part of the broader Dallas‑Fort Worth‑Arlington metropolitan statistical area. The Dallas economy is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. This market is among the most vibrant in the United States with a rapidly growing population, a high level of job growth, an affordable cost of living and a pro‑growth business climate. More broadly, Texas is also experiencing significant population and employment growth on a statewide basis.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non‑bank financial institutions located in the Dallas metropolitan area for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include Chase Bank, Wells Fargo, Bank of America, BBVA Compass, Amegy Bank, Comerica Bank, Regions Bank, Prosperity Bank, Independent Bank, Texas Capital Bank and various community banks.

We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset‑based non‑bank lenders, insurance companies and certain other non‑financial entities.

Employees

As of December 31, 2015, we had 145 full‑time employees and four part‑time employees. None of our employees is represented by a union. In November 2015, the Bank was named one of the “Best Banks to Work For” in 2015 by the American Banker Magazine, and the Bank was also named one of the “Top 100 Places to Work for 2015” by the Dallas Morning News. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of the Company. In 2012, we created an employee stock ownership plan, (the “ESOP”), enabling the Company to contribute shares of our common stock based on employees’ 401(k) plan contributions.

Our Corporate Information

Our principal executive offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas, 75225, and our telephone number is (972) 349‑6200. Our website is www.veritexbank.com. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10‑K and is not incorporated by reference herein.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of the Company and its subsidiaries.

Statutes, regulations and policies limit the activities in which the Company may engage and how it conducts certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. The Company incurs significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on the Company’s business.

The material statutory and regulatory requirements that are applicable to the Company and its subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to the Company and its subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.

Bank and Bank Holding Company Regulation

The Bank is a Texas-chartered banking association, the deposits of which are insured by the FDIC’s Deposit Insurance Fund up to applicable legal limits. The Bank is a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Any entity that directly or indirectly controls a bank must be approved to become a bank holding company by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a bank holding company, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state chartered bank, the Company is also subject to supervision, regulation, examination and enforcement by the TDB.

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements. Insured depository institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the insured depository institution’s bank holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions.

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•	require affirmative actions to correct any violation or practice;
•	issue administrative orders that can be judicially enforced;
•	direct increases in capital;
•	direct the sale of subsidiaries or other assets;
•	limit dividends and distributions;
•	restrict growth;
•	assess civil monetary penalties;
•	remove officers and directors; and
•	terminate deposit insurance

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions.

The Dodd‑Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, enhanced oversight of credit rating agencies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and the Bank.

•

Source of strength.  Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress.

•

Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards—for example, a borrower’s debt to income ratio may not exceed 43%—and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

•

Risk retention. On October 22, 2014, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a final rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also requires certain persons to register as a “major swap participant,” “swap dealer,” “major security-based swap participant” or a “security-based swap dealer.” The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd-Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd-Frank Act. With regard to security-based swaps, it is anticipated that this further rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

•

Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•

Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

•

Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

The requirements of the Dodd-Frank Act are in the process of being implemented and many of the requirements remain subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon the Company more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Company’s results of operations and financial condition.

The Volcker Rule

On December 10, 2013, the federal bank regulatory agencies, together with the SEC and the U.S. Commodity

Futures Trading Commission, adopted a final rule, commonly known as the “Volcker Rule,” under Section 619 of the Dodd-Frank Act that generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the Bank. The final regulations became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015.

In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve, FDIC, SEC and CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain collateralized debt obligations backed by trust preferred securities if the collateralized debt obligations meet certain requirements.

We have reviewed the scope of the Volcker Rule and have determined that we do not have any activities or investments that meet the requirements of the rule at this time.

Notice and Approval Requirements Related to Control

Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHC Act, the Change in Bank Control Act and the Texas Banking Act. Among other things, these laws require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person may be presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. Ownership by affiliated persons, or persons acting in concert, is typically aggregated for these purposes.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, control of any other bank or bank holding company or all or substantially all the assets thereof; or more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Permissible Activities and Investments

Banking laws generally restrict our ability to engage in, or acquire more than 5% of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd-Frank Act, bank holding companies and their subsidiaries must be well-capitalized and well-managed in order for the bank holding company and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company.

In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a non-bank entity.

The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), has operated to limit this authority.

FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching

Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the Federal Reserve.  The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.

Regulatory Capital Requirements and Capital Adequacy

The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors.  As a bank holding company and a state-chartered member bank, we and the Bank are subject to both risk based and leverage regulatory capital requirements.

In 1988, the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors (“Basel Committee”), adopted a capital accord, known as Basel I, which established the framework for risk-based capital guidelines implemented by U.S. federal bank regulators.  The federal banking agencies subsequently adopted separate risk-based capital guidelines for so-called “core banks” based upon the revised framework issued by the Basel Committee in November 2005, commonly referred to as Basel II. In 2010, the Basel Committee implemented the revised framework for strengthening international capital and liquidity, referred to as Basel III.

Prior to implementation of revised capital regulations based on the Basel III framework, as discussed below, the Federal Reserve’s system of capital adequacy requirements used a combination of risk-based capital guidelines and a leverage ratio to evaluate capital adequacy and considered these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, were assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, was classified in one of two tiers. ‘‘Tier 1’’ capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. ‘‘Tier 2’’ capital included, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represented capital as a percentage of total risk-weighted assets and off-balance sheet items.

The guidelines required a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital.  The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies could maintain a minimum leverage ratio of 3.0%, but other bank holding companies were required to maintain a leverage ratio of at least 4.0%.

In July 2013, after a lengthy rulemaking process, the federal banking agencies published final capital rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to implement, in part, Basel III agreements reached by the Basel Committee and certain provisions of the Dodd-Frank Act. While some provisions are tailored to larger institutions, the revised capital rules generally apply to all banking organizations, including the Company and the Bank. In broad terms, the final regulations increased the required quality and quantity of the capital base, reduced the range of instruments that count as capital and increase the risk-weighted asset assessment for certain types of activities.

Among other things, the final rules impact regulatory capital ratios of banking organizations in the following manner, when fully phased in: create a new requirement to maintain a ratio of “common equity Tier 1 capital” to total risk-weighted assets of not less than 4.5%; increase the minimum leverage capital ratio to 4.0% for all banking organizations; increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the rules would subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The rules also change the capital categories for insured depository institutions for purposes of prompt corrective action. Under the rules, to be well capitalized, an insured depository institution would be required to maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%. In addition, the final rules establish more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity Tier 1 capital.

The final Basel III framework also requires some banks and holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The final rule applies to larger banking organizations and does not cover the Company or the Bank.

Under the final rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital. For banking organizations with less than $15 billion in total assets, existing trust preferred securities and cumulative perpetual preferred stock continue to be included in regulatory capital while other instruments are disallowed. The final rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital, as well as providing stricter risk weighting rules to these assets. The final rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replaces the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.  Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The enhanced capital requirements became effective for the Bank and the Company on January 1, 2015, other than the capital conservation buffer, which will phase in over four years beginning in 2016. We are continuing to evaluate the long-term effect the new regulations may have on the Bank and the Company.

Prompt Corrective Action

Under the FDIA, the federal bank regulatory agencies must take prompt corrective action against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of

10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater; a leverage ratio of 4.0% or greater; and does not meet the criteria for a “well capitalized” bank. A depository institution is “under-capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2015, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends and Distributions

As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceeds its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III results in, additional restrictions on the ability of banking institutions to pay dividends.

Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. The ability of the Bank to pay dividends to us is restricted by federal and state laws, regulations and policies.

Under Federal Reserve regulations, the Bank may pay dividends to us only from net income and retained earnings and may not impair its permanent capital, subject to certain exceptions. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the final capital rules, when fully implemented, may also have the effect of limiting the payment of capital distributions from the Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms, substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

As noted above, the Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

Brokered Deposits

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction. An “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2015 total reported loans for construction, land development and other land represented exceed 100% of total capital indicating a concentration in commercial real estate lending. At December 31, 2015, Management believes that it is in compliance with the requirements and guidance of federal banking agencies including the federal reserve for institutions with concentrations in commercial real estate lending.

Examination and Examination Fees

The Federal Reserve periodically examines and evaluates state member banks. Based on such an evaluation, the Bank, among other things, may be required to revalue its assets and establish specific reserves to compensate for the difference between the Bank’s assessment and that of the Federal Reserve. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the Federal Reserve and TDB may elect to conduct a joint examination. The TDB charges fees to recover the costs of examining Texas chartered banks, as well as filing fees for certain applications and other filings. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance and Deposit Insurance Assessments

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC-insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250 thousand per depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment for institutions with less than $10 billion in assets is based on that institution’s risk classification under an FDIC risk based assessment system, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators.

Deposit insurance assessments fund the Deposit Insurance Fund, which is currently underfunded. As noted above, the Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as these changes, may impact assessment rates, which could impact the profitability of the Company’s operations.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If the Company invests in or acquires an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

Anti‑Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive

Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;
•	Truth in Savings Act;
•	Electronic Funds Transfer Act;
•	Expedited Funds Availability Act;
•	Equal Credit Opportunity Act;
•	Fair and Accurate Credit Transactions Act;
•	Fair Housing Act;
•	Fair Credit Reporting Act;
•	Fair Debt Collection Act;
•	Gramm‑Leach‑Bliley Act;
•	Home Mortgage Disclosure Act;
•	Right to Financial Privacy Act;
•	Real Estate Settlement Procedures Act;
•	laws regarding unfair and deceptive acts and practices; and
•	usury laws

Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act has led to enhanced enforcement of consumer financial protection laws.

The Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which the Company conducts its operations or add significant operational constraints that might impair the Company’s profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company and its subsidiaries’ business, financial condition or results of operations cannot be predicted. The Dodd-Frank Act is in the process of imposing substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us and our subsidiaries remains uncertain at this time and may have a material adverse effect on the Company’s business and results of operations.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on its business and earnings.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10‑K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10‑K. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Veritex’s Business

Veritex’s business concentration in Texas, specifically the Dallas metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas metropolitan area, including any downturn in the real estate sector.

Veritex conducts operations exclusively in the Dallas metropolitan area. As of December 31, 2015, the substantial majority of the loans in Veritex’s loan portfolio were made to borrowers who live and/or conduct business in the Dallas metropolitan area and the substantial majority of secured loans were secured by collateral located in the Dallas metropolitan area. Accordingly, Veritex is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas metropolitan area, could have a material adverse impact on Veritex’s business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in Veritex’s portfolio. The significant decline in oil prices experienced since late 2014 and the current volatility in oil prices has, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects the Dallas metropolitan area or Texas generally, Veritex’s existing or prospective borrowers or property values in its market area may affect Veritex and its profitability more significantly and more adversely than its competitors whose operations are less geographically focused.

Veritex may be unable to implement aspects of its growth strategy, which may affect its ability to maintain historical earnings trends.

Veritex’s business has grown rapidly. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Furthermore, Veritex’s strategy focuses on organic growth, supplemented by acquisitions. Veritex may be unable to execute on aspects of its growth strategy to sustain its historical rate of growth or may be unable to grow at all. More specifically, Veritex may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of Veritex’s operations, the opening of new branches and the consummation of acquisitions. Further, Veritex may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of Veritex’s strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If Veritex fails to build infrastructure sufficient to support rapid growth or fails to implement one or more aspects of its strategy, Veritex may be unable to maintain historical earnings trends, which could have an adverse effect on Veritex’s business, financial condition and results of operations.

Veritex’s strategy of pursuing acquisitions exposes it to financial, execution and operational risks that could have a material adverse effect on its business, financial condition, results of operations and growth prospects.

Veritex intends to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;
•	attracting funding to support additional growth within acceptable risk tolerances;
•	maintaining asset quality;
•	retaining customers and key personnel, including bankers;
•	obtaining necessary regulatory approvals, which Veritex may have difficulty obtaining or be unable to obtain;
•	conducting adequate due diligence and managing known and unknown risks and uncertainties;
•	integrating acquired businesses; and
•	maintaining adequate regulatory capital

The market for acquisition targets is highly competitive, which may adversely affect Veritex’s ability to find acquisition candidates that fit its strategy and standards. Veritex faces significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than Veritex. Veritex’s ability to compete in acquiring target institutions will depend on the financial resources available to fund the acquisitions, including the amount of cash and cash equivalents and the liquidity and market price of Veritex common stock. In addition, increased competition may also drive up the acquisition consideration that Veritex will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that Veritex is unable to find suitable acquisition targets, an important component of its growth strategy may not be realized.

Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect Veritex’s business. Veritex may not be able to complete future acquisitions or, if completed, may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities acquired or realize a reduction of redundancies. The integration process may also require significant time and attention from Veritex’s management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities Veritex acquires into its existing operations in a timely manner may increase its operating costs significantly and adversely affect Veritex’s business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of Veritex’s tangible book value and net income per common share may occur in connection with any future acquisition, and the carrying amount of any goodwill that is currently maintained or that may be acquired may be subject to impairment in future periods.

Veritex’s ability to retain bankers and recruit additional successful bankers is critical to the success of its business strategy, and any failure to do so could adversely affect Veritex’s business, financial condition, results of operations and growth prospects.

Veritex’s ability to retain and grow loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of its bankers. If Veritex were to lose the services of any of its bankers, including successful bankers employed by banks that Veritex may acquire, to a new or existing competitor or otherwise, Veritex may not be able to retain valuable relationships and some of its customers could choose to use the services of a competitor instead.

Veritex’s growth strategy also relies on its ability to attract and retain additional profitable bankers. Veritex may face difficulties in recruiting and retaining bankers of the desired caliber, including as a result of competition from other financial institutions. In particular, many of Veritex’s competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, Veritex may incur significant expenses and expend significant time and resources on training, integration and business development before it is able to determine whether a new banker will be profitable or effective. If Veritex is unable to attract and retain successful bankers, or if its bankers fail to meet expectations in terms of customer relationships and profitability, Veritex may be unable to execute its business strategy and its business, financial condition, results of operations and growth prospects may be adversely affected.

Loss of any of Veritex’s executive officers or other key employees could impair relationships with its customers and adversely affect its business.

Veritex’s success is dependent upon the continued service and skills of its executive management team. Veritex’s goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of its executive management, including Chairman and Chief Executive Officer, C. Malcolm Holland, III, and Vice Chairman, William C. Murphy. Veritex’s success is also dependent in part on the continued service of its market presidents and relationship managers. The loss of services of any of these key personnel could adversely affect Veritex’s business because of their skills, years of industry experience, relationships with customers and the difficulty of promptly finding qualified replacement personnel. Veritex cannot guarantee that these executive officers or key employees will continue to be employed with them in the future.

Veritex has a limited operating history and, accordingly, investors will have little basis on which to evaluate its ability to achieve its business objectives.

Veritex was formed as a bank holding company in 2009 and commenced banking operations in 2010. Accordingly, Veritex has a limited operating history upon which to evaluate its business and future prospects. As a result, it is difficult, if not impossible, to predict future operating results and to assess the likelihood of the success of Veritex’s business. As a relatively young financial institution, Veritex Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations. Since Veritex is a relatively young financial institution, its management team and employees will shoulder the burdens of the business operations and a workload associated with business growth and capitalization that is disproportionately greater than a more mature, established financial institution.

The relatively unseasoned nature of a significant portion of Veritex’s loan portfolio may expose it to increased credit risks.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover Veritex’s outstanding exposure. Veritex’s loan portfolio has grown to $813.7 million as of December 31, 2015, from $100.9 million as of December 31, 2010. A portion of this growth is related to a combination of organic growth and loans acquired in connection with acquisitions. The organic portion of this increase is due to increased loan production in a strong market. It is difficult to assess the future performance of acquired or recently originated loans because Veritex’s relatively limited experience with such loans does not provide it with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than Veritex’s historical loan portfolio experience, which could adversely affect Veritex’s business, financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect Veritex’s business, financial condition and results of operations.

Veritex is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its industry and market. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. Veritex retains direct exposure to the residential and commercial real estate market in Texas, particularly in the Dallas metropolitan area, and is affected by these events.

Veritex’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its loan portfolio is made more complex by uncertain market and economic conditions. Veritex’s risk management practices, such as monitoring the concentration of its loans within specific industries and its credit approval practices, may not adequately reduce credit risk, and its credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Another national economic recession or deterioration of conditions in Veritex’s market could drive losses beyond that which is provided for in its allowance for loan losses and result in one or more of the following consequences:

•	increases in loan delinquencies;
•	increases in nonperforming assets and foreclosures;
•	decreases in demand for Veritex’s products and services, which could adversely affect its liquidity position; and
•	decreases in the value of the collateral securing Veritex’s loans, especially real estate, which could reduce customers’ borrowing power and repayment ability

Although economic conditions in Texas and the U.S. continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have stabilized in portions of the U.S., a resumption of declines in real estate values, volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on Veritex’s borrowers and/or their customers, which could adversely affect Veritex’s business, financial condition and results of operations.

The small to medium-sized businesses that Veritex lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect Veritex’s results of operations and financial condition.

Veritex focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Dallas metropolitan area or Texas generally and small to medium-sized businesses are adversely affected or Veritex’s borrowers are otherwise affected by adverse business developments, Veritex’s business, financial condition and results of operations could be adversely affected.

Veritex’s allowance for loan losses may prove to be insufficient to absorb potential losses in its loan portfolio, which could adversely affect Veritex’s business, financial condition and results of operations.

Veritex establishes allowance for loan losses and maintains it at a level considered adequate by management to absorb probable loan losses based on its analysis of the loan portfolio and market environment. The allowance for loan losses represents Veritex’s estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to Veritex. Veritex’s allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on various factors including historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Veritex’s control, and any such differences may be material.

As of December 31, 2015, Veritex’s allowance for loan losses was 0.83% of its total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than Veritex has previously experienced. Veritex may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by its banking regulators. In addition, bank regulatory agencies will periodically review the allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require Veritex to recognize future charge-offs. These adjustments could adversely affect Veritex’s business, financial condition and results of operations.

A large portion of Veritex’s loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2015, $246.1 million, or 30.0% of Veritex’s total loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than Veritex anticipates exposing it to increased credit risk. A significant portion of Veritex’s commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which Veritex’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose Veritex to credit losses and could adversely affect its business, financial condition and results of operations.

Veritex’s nonfarm nonresidential and construction and land loan portfolios expose it to credit risks that could be greater than the risks related to other types of loans.

As of December 31, 2015, $284.6 million, or 34.7% of total loans, consisted of nonfarm nonresidential real estate loans (including owner occupied commercial real estate loans) and $126.4 million, or 15.4% of total loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of Veritex’s non-owner occupied commercial real estate loan portfolio could require it to increase the allowance for loan losses, which would reduce profitability and could have a material adverse effect on Veritex’s business, financial condition and results of operations.

Construction and land loans also involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If Veritex is forced to foreclose on a project prior to completion, it may be unable to recover the entire unpaid portion of the loan. In addition, Veritex may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect Veritex’s business, financial condition and results of operations.

Because a significant portion of its loan portfolio consists of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing Veritex’s real estate loans and result in loan and other losses.

As of December 31, 2015, $569.1 million, or 69.4% of total loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Dallas metropolitan area or Texas generally could increase the credit risk associated with Veritex’s real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of Veritex’s markets could increase the credit risk associated with Veritex’s loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in Veritex’s market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on Veritex’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that Veritex would be required to increase the allowance for loan losses, which could adversely affect its business, financial condition and results of operations.

Veritex may be subject to additional credit risk with respect to loans that it makes to other lenders.

As a part of its commercial lending activities, Veritex makes loans to customers that, in turn, make loans to other borrowers. When Veritex makes a loan of this nature, it takes as collateral the promissory notes issued by the end borrowers to Veritex’s customer, which are themselves secured by underlying collateral. The loans Veritex makes to these lenders are also guaranteed by affiliates of Veritex’s customers and are subject to funding covenants that it regularly monitors. As of December 31, 2015, these loans totaled $88.1 million and were included in Veritex’s commercial loan portfolio. Of the $88.1 million, loans to customers that made commercial and residential real estate loans to other borrowers totaled $79.1 million and loans to customers where the underlying notes were secured by other non-real estate related assets totaled $9.0 million. The ability of customers to repay their loans from Veritex may be adversely affected if the end borrowers do not repay Veritex’s customers.

Although the loans to Veritex’s customers are subject to the risks inherent in commercial lending generally, Veritex is also exposed to additional risks, including those related to commercial and residential real estate lending, as the ability of the customer to repay the loan can be affected by the risks associated with the value and liquidity of the real estate underlying the customer’s loans to the end borrowers. Moreover, because Veritex is not lending directly to the end borrower, and because its collateral is a promissory note rather than the underlying real estate, for example, Veritex may be subject to risks that are different from those it is exposed to when it makes a loan directly that is secured by commercial or residential real estate. For example, Veritex’s ability to exercise control over the relationship with the end borrower and the underlying collateral is limited by the terms of the applicable loan agreements, and therefore its ability to proceed directly against the end borrower or underlying collateral may be delayed and could adversely affect recovery. If Veritex’s customers do not repay their loans and the value of any collateral supporting the loan is insufficient to cover Veritex’s outstanding exposure, Veritex would experience credit losses that adversely affect its business, financial condition and results of operations.

Veritex has a concentration of loans outstanding to a limited number of borrowers, which may increase its risk of loss.

Veritex has extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2015, the aggregate amount of loans to its 10 and 25 largest borrowers (including related entities) amounted to $128.1 million, or 15.6% of total loans, and $224.2 million, or 27.3% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in Veritex’s loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to Veritex is more likely to have a material adverse effect on its business, financial condition and results of operations.

A  lack of liquidity could impair Veritex’s ability to fund operations and adversely affect its operations and jeopardize its business, financial condition, and results of operations.

Liquidity is essential to Veritex’s business. Veritex relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans and investment securities, respectively, to ensure that it has adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale of Veritex’s investment securities, the sale of loans and other sources could have a substantial negative effect on its liquidity.

Veritex’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, Veritex would lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of Veritex equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from Veritex’s brokered deposit network, which includes the Federal Home Loan Bank of Dallas, or the FHLB, and the Federal Reserve Bank of Dallas. Veritex also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize its activities, or on acceptable terms, could be impaired by factors that affect Veritex directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Veritex’s access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas metropolitan area or by one or more adverse regulatory actions against it.

Any decline in available funding could adversely impact Veritex’s ability to originate loans, invest in securities, meet its expenses or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on liquidity and could, in turn, adversely affect Veritex’s business, financial condition and results of operations.

Veritex may need to raise additional capital in the future, and if it fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, Veritex’s financial condition, liquidity and results of operations, as well as the ability to maintain regulatory compliance, could be adversely affected.

Veritex faces significant capital and other regulatory requirements as a financial institution. Veritex may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, Veritex, on a consolidated basis, and Veritex Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require Veritex to raise additional capital or reduce its operations. Veritex’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on Veritex’s financial condition and performance. Accordingly, Veritex may be unable to raise additional capital if needed or on acceptable terms. If Veritex fails to maintain capital to meet regulatory requirements, its liquidity, business, financial condition and results of operations could be adversely affected.

Interest rate shifts could reduce net interest income and otherwise negatively impact Veritex’s financial condition and results of operations.

The majority of Veritex’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, Veritex’s earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2015, 45.5% of interest-earning assets and 50.7% of interest-bearing liabilities are variable rate. Veritex’s interest sensitivity profile was asset sensitive as of March 31, 2015, meaning that it estimates net interest income would increase more from rising interest rates than from falling interest rates.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and Veritex’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect Veritex through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect Veritex’s net yield on interest-earning assets, loan origination volume, loan portfolio and overall results. Although Veritex’s asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of Veritex’s control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Veritex could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While Veritex attempts to invest a significant percentage of its assets in loans (its loan to deposit ratio was 94.5% as of December 31, 2015), it also invests a percentage of its total assets in investment securities (7.3% as of December 31, 2015) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2015, the fair value of Veritex’s securities portfolio was $75.8 million, which included a net unrealized loss of $215,000. Factors beyond Veritex’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, Veritex may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.

Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.

Veritex conducts operations almost exclusively in Texas and particularly in the Dallas metropolitan area. Many of Veritex’s competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. Veritex also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than Veritex can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in its market area. Increased competition in Veritex’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, Veritex may not be able to compete successfully against current and future competitors. If it is unable to attract and retain banking customers, Veritex may be unable to continue to grow loan and deposit portfolios, and its business, financial condition and results of operations could be adversely affected.

Veritex’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long‑term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which Veritex introduces new products and services relative to its competitors;
•	customer satisfaction with Veritex’s level of service;
•	the ability to expand Veritex’s market position; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Veritex’s competitive position, which could adversely affect its growth and profitability, which, in turn, could adversely effect on its business, financial condition and results of operations.

Negative public opinion regarding Veritex or Veritex’s failure to maintain its reputation in the community could adversely affect its business and prevent Veritex from continuing to grow its business.

As a community bank, Veritex’s reputation within the community it serves is critical to its success. Veritex has set itself apart from competitors by building strong personal and professional relationships with customers and being active members of the communities Veritex serves. As such, Veritex strives to enhance its reputation by recruiting, hiring and retaining employees who share its core values of being an integral part of the communities Veritex serves and delivering superior service to its customers. If Veritex’s reputation is negatively affected by the actions of its employees or otherwise, Veritex may be less successful in attracting new customers, and its business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion can expose Veritex to litigation and regulatory action as it seeks to implement its growth strategy.

If Veritex fails to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, it may not be able to accurately report its financial results or prevent fraud.

Ensuring that Veritex has adequate disclosure controls and procedures, including internal control over financial reporting, in place so that it can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. Veritex is in the process of documenting, reviewing and, if appropriate, improving its internal controls and procedures since becoming a public company and being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of its internal control over financial reporting and, when Veritex ceases to be an emerging growth company under the JOBS Act, a report by its independent auditors addressing these assessments. Veritex’s management may conclude that its internal control over financial reporting are not effective due to its failure to cure any identified material weakness or otherwise. Moreover, even if Veritex’s management concludes that its internal control over financial reporting is effective, Veritex’s independent registered public accounting firm may not conclude that its internal control over financial reporting are effective. In the future, Veritex’s independent registered public accounting firm may not be satisfied with its internal control over financial reporting or the level at which its controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from Veritex. In addition, during the course of the evaluation, documentation and testing of Veritex’s internal control over financial reporting, Veritex may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission, or the SEC, for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject Veritex to adverse regulatory consequences. If Veritex fails to achieve and maintain the adequacy of its internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, Veritex may be unable to report its financial information on a timely basis, it may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and it may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of Veritex’s financial statements.

Veritex is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee or customer misconduct could subject Veritex to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by Veritex’s employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions Veritex takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject Veritex to financial claims for negligence.

Veritex maintains a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect it from material losses associated with these risks including losses resulting from any associated business interruption. If these internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect Veritex’s business, financial condition and results of operations.

In addition, Veritex relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans to originate, as well as the terms of those loans. If any of the information upon which Veritex relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or Veritex may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third party, Veritex will generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and recovery of any of the resulting monetary losses Veritex may suffer could be difficult.

Veritex has a continuing need for technological change and may not have the resources to effectively implement new technology, or may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Veritex’s future success will depend, at least in part, upon its ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations as it continues to grow and expand the products and services offered. Veritex may experience operational challenges as it implements these new technology enhancements or products, which could result in an inability to fully realize the anticipated benefits from such new technology or significant costs to remedy any such challenges in a timely manner.

Many of Veritex’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that Veritex will be able to provide, which would put it at a competitive disadvantage. Accordingly, Veritex may lose customers seeking new technology-driven products and services to the extent it is unable to provide such products and services.

Veritex’s operations could be interrupted if third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

Veritex depends on a number of relationships with third-party service providers. Specifically, Veritex receives certain third-party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. Veritex’s operations could be interrupted if any of these third-party service providers experience difficulties, or terminate their services, and Veritex is unable to replace them with other service providers, particularly on a timely basis. If an interruption were to continue for a significant period of time, Veritex’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if Veritex is able to replace third-party service providers, it may be at a higher cost to it, which could adversely affect its business, financial condition and results of operations.

System failure or breaches of Veritex’s network security could subject it to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure Veritex uses, including the systems and infrastructure of third-party service providers, could be vulnerable to unforeseen problems. Veritex’s operations are dependent upon its ability to protect its computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in Veritex’s general ledger, deposit, loan and other systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, including enforcement action that could restrict its operations, or expose Veritex to civil litigation and possible financial liability, any of which could have a material adverse effect on it. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through Veritex’s computer systems and network infrastructure, which may result in significant liability to Veritex and may cause existing and potential customers to refrain from doing business with Veritex. In addition, advances in computer capabilities could result in a compromise or breach of the systems Veritex and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could adversely affect Veritex’s business, financial condition and results of operations.

If the goodwill that Veritex has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely effect on its business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. Veritex reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Veritex utilizes a two-step process to test for impairment of goodwill. Under the first step, the estimation of fair value of Veritex’s one reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in Veritex’s results of operations in the periods in which they become known. As of December 31, 2015, goodwill totaled $26.9 million. Although Veritex has not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect Veritex’s business, financial condition and results of operations.

Veritex may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing its loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure Veritex’s loans. If Veritex acquires such properties as a result of foreclosure or otherwise, it could become subject to various environmental liabilities. For example, Veritex could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. Veritex could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, Veritex owns and operates certain properties that may be subject to similar environmental liability risks. Although Veritex has policies and procedures that are designed to mitigate against certain environmental risks, it may not detect all environmental hazards associated with these properties. If Veritex were to become subject to significant environmental liabilities, its business, financial condition and results of operations could be adversely affected.

Risks Related to Veritex’s Industry and Regulation

The ongoing implementation of the Dodd-Frank Act could adversely affect Veritex’s business, financial condition, and results of operations.

In July 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposes significant regulatory and compliance changes on many industries, including Veritex’s.  Significant uncertainty continues to surround the manner in which the various regulatory agencies ultimately will implement the provisions of the Dodd-Frank Act, and the full extent of the impact of the requirements on Veritex’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of Veritex’s business activities, require changes to certain of its business practices, require the development of new compliance infrastructure, impose upon Veritex more stringent capital, liquidity and leverage requirements or otherwise adversely affect its business. These changes may also require Veritex to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect Veritex’s business, financial condition and results of operations.

Veritex operates in a highly regulated environment and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect Veritex’s business, financial condition and results of operations.

Veritex is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect Veritex shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which Veritex can engage, limit the dividend or distributions that Veritex Bank can pay to Veritex, restrict the ability of institutions to guarantee Veritex’s debt, and impose certain specific accounting requirements on Veritex that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Veritex’s failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Veritex’s business, financial condition and results of operations.

State and federal banking agencies periodically conduct examinations of Veritex’s business, including compliance with laws and regulations, and failure to comply with any supervisory actions to which Veritex is or may become subject as a result of such examinations could adversely affect Veritex’s business, financial condition and results of operations.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of Veritex’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of Veritex’s operations had become unsatisfactory, or that Veritex, Veritex Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to prohibit “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Veritex’s capital levels, to restrict its growth, to assess civil monetary penalties against Veritex, Veritex Bank or their respective officers or directors, to remove officers and directors and to terminate the Bank’s deposit insurance upon notice and hearing. If Veritex becomes subject to such regulatory actions, its business, financial condition, results of operations and reputation could be adversely affected.

Many of Veritex’s new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict future growth.

Veritex intends to complement and expand its business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, Veritex must receive state and federal regulatory approval before it can acquire a depository institution insured by the FDIC or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, Veritex’s financial condition, its future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to it, or at all. Veritex may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to it or, if acceptable to it, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, Veritex plans to continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact Veritex’s business plans and restrict its growth.

Financial institutions, such as Veritex Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury, or the Treasury Department, to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by the Treasury Department’s Office of Foreign Assets Control.

In order to comply with regulations, guidelines and examination procedures in this area, Veritex has dedicated significant resources to its anti-money laundering program. If its policies, procedures and systems are deemed deficient, Veritex could be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plans, including acquisitions and de novo branching.

Veritex is subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or the CFPB, the Justice Department and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect Veritex’s earnings and results of operations.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Veritex is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, Veritex may be required to pay FDIC premiums higher than current levels. Veritex’s FDIC insurance related costs were $448,000 for the year ended December 31, 2015, compared to $421,000 for the year ended December 31, 2014 and $378,000 for the year ended December 31, 2013. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect Veritex’s earnings and results of operations.

Veritex is subject to increased capital requirements, which may adversely impact return on equity or prevent Veritex from paying dividends or repurchasing shares.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to banks and bank and savings and loan holding companies. The federal banking agencies have adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets. The capital rules apply to all bank holding companies with $1 billion or more in consolidated assets and all banks regardless of size.

As a result of the adoption of enhanced capital rules, Veritex became subject to increased required capital levels on January 1, 2015, with a phase-in period for certain provisions over four years beginning in 2016. The application of more stringent capital requirements on Veritex could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if Veritex were to be unable to comply with such requirements.

The Federal Reserve may require Veritex to commit capital resources to support Veritex Bank.

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, Veritex could be required to provide financial assistance to Veritex Bank if it experiences financial distress.

Such a capital injection may be required at a time when Veritex’s resources are limited and it may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations.

Veritex could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Veritex has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose Veritex to credit risk in the event of a default by a counterparty or client. In addition, Veritex’s credit risk may be exacerbated when its collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect Veritex’s business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect Veritex’s business, financial condition and results of operations.

In addition to being affected by general economic conditions, Veritex’s earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although Veritex cannot determine the effects of such policies on it at this time, such policies could adversely affect its business, financial condition and results of operations.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas 75225. All of our branches are located in Texas. We own four of our branch locations and lease the remaining seven locations. The terms of our leases generally range from five to 10 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of December 31, 2015.

Branch Locations
Location	Own or Lease	Sq. Ft.
Park Branch	Own	8,500
5049 W. Park Boulevard
Plano, Texas 75093
Alexis Branch	Lease	3,200
14885 Preston Road
Dallas, Texas 75254
Garland Branch	Lease	5,195
622 Clara Barton Boulevard
Garland, Texas 75042
Royal Branch	Own	3,938
10703 Preston Road
Dallas, Texas 75230
Westchester Branch	Lease	14,396
8214 Westchester Drive Suite 100
Dallas, Texas 75225
SMU Branch	Lease	3,714
6116 N. Central Expressway Suite 100
Dallas, Texas 75206
Lakewood Branch	Lease	4,473
2101 Abrams Road
Dallas, Texas 75214
Oak Lawn Branch	Own	4,018
2706 Oak Lawn Ave
Dallas, Texas 75219
Irving Branch	Own	8,060
4300 North Belt Line Road
Irving, Texas 75038
Frisco Branch	Lease	2,592
1518 Legacy Drive Suite 100
Frisco, Texas 75034

Other Non-Banking Locations
Location	Own or Lease	Sq. Ft.
Veritex Mortgage	Lease	2,462
7001 Preston Road Suite 100
Dallas, Texas 75205

Our operational support functions are located at our Lakewood and Park Branch facilities. Our Westchester location houses management and staff totaling approximately 40 people. In August 2014, we acquired vacant land located on Oak Lawn Avenue in Dallas, Texas, and in August 2015, construction of the new Oak Lawn branch was completed and branch banking operations commenced at this location.

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

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock are traded on the NASDAQ Global Market under the symbol “VBTX”. Our shares have been traded on the NASDAQ Global Market since October 9, 2014. Prior to that date, there was no public trading market for our common stock.

The following table presents the range of high and low sales price per share reported on The NASDAQ Global Market for the period indicated.

	2015		2014
	High	Low	High		Low
First Quarter	$16.03	$12.05	$	n/a	$	n/a
Second Quarter	15.40	13.16		n/a		n/a
Third Quarter	17.95	14.13		n/a		n/a
Fourth Quarter	17.75	15.20		16.65		12.80

Holders of Record

As of March 8, 2016, there were 191 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, the Company issued an aggregate of 9,147 shares of common stock to the Veritex Community Bank Employee Stock Ownership Plan to settle in full our matching liability for approximately $117,996. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

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

All shares of SunTx Veritex Holdings, L.P. were subsequently registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on November 10, 2015 and declared effective on November 25, 2015.

The issuances of securities during the year ended December 31, 2014 described in the preceding paragraphs were made in reliance upon the exemption from registration under Section 4(2) or its successor 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(2) or its successor 4(a)(2) of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2015. As described further below, we do not have any equity plans that have not been approved by our shareholders.

	Number of Securities		Weighted Average	Number of Securities
	to be Issued Upon		Exercise Price of	Remaining Available
	Exercise of		Outstanding	for Future Issuance
	Outstanding		Options,	Under Equity
	Options, Warrants		Warrants and	Compensation Plans
Plan Category	and Rights		Rights(1)	(excluding column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	513,723	(2)	$10.73	828,076
Equity compensation plans not approved by shareholders	—			—
Total	513,723		$10.73	828,076

(1)

The weighted average exercise price is calculated based on 377,580 stock options outstanding at December 31, 2015 and excludes 136,143 restricted stock units outstanding as of December 31, 2015, which do not have an exercise price. The remaining number of securities available for future issuance under equity compensation plans includes only the 2014 Omnibus Incentive Plan for Veritex Holdings, Inc., or the 2014 Omnibus Incentive Plan. The Veritex Holdings, Inc. 2010 Stock Option and Equity Incentive Plan, or the 2010 Equity Incentive

Plan, will not be used to grant future equity awards of any type.
(2)	Includes 39,750 shares underlying restricted stock units issued under the 2010 Equity Incentive Plan and 96,393 shares underlying restricted stock units issued under the 2014 Omnibus Incentive Plan.

Stock Performance Graph

The following table and graph compares the cumulative total shareholder return on our common stock for the period beginning at the close of trading on December 31, 2014 through the close of trading on each of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the same periods. The following also assumes $100 invested on December 31, 2014 in our common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Veritex Holdings, Inc.	$100	$98.59	$105.40	$110.23	$114.40
S&P 500	100	100.44	100.20	93.26	99.27
NASDAQ Bank	100	100.15	107.73	103.53	106.63

Comparison of Cumulative Total Return

120
115
110
105
100
95
90
Index Value
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
Period Ending
S&P 500
NASDAQ Bank
VBTX

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$1,039,600	$802,286	$664,971	$524,127	$437,820
Cash and cash equivalents	71,551	93,251	76,646	53,160	62,790
Investment securities	75,813	45,127	45,604	29,538	42,688
Total loans(1)	820,567	603,310	495,270	397,736	298,017
Allowance for loan losses	6,772	5,981	5,018	3,238	1,012
Goodwill	26,865	19,148	19,148	19,148	19,148
Intangibles	2,410	1,261	1,567	1,875	2,183
Noninterest-bearing deposits	301,367	251,124	218,990	170,497	112,698
Interest-bearing deposits	567,043	387,619	354,948	277,405	252,060
Total deposits	868,410	638,743	573,938	447,902	364,758
Advances from FHLB	28,444	40,000	15,000	10,000	10,000
Other borrowings	8,076	8,074	8,072	3,093	3,093
Total stockholders’ equity	132,046	113,312	66,239	61,860	58,676
Selected Income Statement Data:
Net interest income	$31,459	$25,340	$21,041	$19,093	$12,567
Provision for loan losses	868	1,423	1,883	2,953	960
Net interest income after provision for loan losses	30,591	23,917	19,158	16,140	11,607
Noninterest income	3,704	2,496	2,391	1,647	1,277
Noninterest expense	21,388	18,503	16,364	16,172	12,762
Income before income tax	12,907	7,910	5,185	1,615	122
Income tax expense	4,117	2,705	1,777	136	13
Net income	8,790	5,205	3,408	1,479	109
Preferred dividends	98	80	60	100	76
Net income available to common stockholders	$8,692	$5,125	$3,348	$1,379	$33
Share Data:
Basic earnings per common share	$0.86	$0.73	$0.58	$0.24	$0.01
Diluted earnings per common share	0.84	0.72	0.57	0.24	0.01
Book value per common share(2)	12.33	11.12	10.03	9.46	9.12
Tangible book value per common share(3)	9.59	8.96	6.46	5.77	5.28
Basic weighted average common shares outstanding	10,061,015	6,991,585	5,787,810	5,640,801	5,041,454
Diluted weighted average common shares outstanding	10,332,158	7,152,328	5,848,810	5,677,801	5,068,454
Performance Ratios:
Return on average assets(4)	0.98%	0.75%	0.58%	0.31%	0.03%
Return on average equity(4)	6.94	6.28	5.27	2.47	0.23
Net interest margin(5)	3.80	3.78	3.96	4.5	4.12
Efficiency ratio(6)	60.83	66.47	69.84	77.97	92.18
Loans to deposits ratio	94.50	94.45	86.29	88.8	81.7
Noninterest expense to average assets(4)	2.38	2.71	2.8	3.42	3.67
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.11%	0.07%	0.44%	0.71%	0.2%
Nonperforming loans to total loans	0.08	0.07	0.23	0.33	0.05
Allowance for loan losses to nonperforming loans	1,003.26	1,371.79	445.65	248.31	661.44
Allowance for loan losses to total loans	0.83	0.99	1.01	0.81	0.34
Net charge-offs to average loans outstanding	0.01	0.08	0.02	0.21	0.05
Capital Ratios:
Total stockholders’ equity to total assets	12.70%	14.11%	9.96%	11.8%	13.4%
Tangible common equity to tangible assets(7)	10.17	10.86	5.82	6.53	7.05
Tier 1 capital to average assets(4)	10.75	12.66	8.06	8.81	9.8
Tier 1 capital to risk-weighted assets	12.85	15.45	9.75	11.34	14
Common equity tier 1 (to risk-weighted assets)	12.48	n/a	n/a	n/a	n/a
Total capital to risk-weighted assets	14.25	17.21	11.74	12.17	13.7

(1)

Total loans does not include loans held for sale and deferred fees. Loans held for sale were $2.8 million as of December 31, 2015, $8.9 million as of December 31, 2014,  $2.1 million as of December 31, 2013 and $2.8 million as of December 31, 2012. There were no loans held for sale as of December 31, 2011. Deferred fees were $62,000 as of December 31, 2015, $51,000 of December 31, 2014, $94,000 as of December 31, 2013, $220,000 as of December 31, 2012 and $372,000 as of December 31, 2011.

(2)	We calculate book value per common share as stockholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)

We calculate tangible book value per common share as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non‑GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is total stockholders’ equity per common share. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(4)

Except as otherwise indicated in this footnote, we calculate our average assets and average equity for a period by dividing the sum of our total assets or total stockholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. As a result of system conversions and integrations associated with acquisitions, we are unable to calculate daily average balances for 2011 and 2012. For these periods, return on average assets and return on average equity are calculated using period‑end balances divided by the number of months in the period.

(5)	Net interest margin represents net interest income, annualized on a fully tax equivalent basis, divided by average interest‑earning assets.
(6)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(7)

We calculate tangible common equity as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. Tangible common equity to tangible assets is a non‑GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Cautionary Notice Regarding Forward‑Looking Statements

Forward‑looking statements included in this Annual Report on Form 10‑K are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward‑looking statements. Forward‑looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward‑looking in nature and not historical facts, although not all forward‑looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward‑looking statements:

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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	our ability to retain executive officers and key employees and their customer and community relationships;
•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;
•	market conditions and economic trends nationally, regionally and particularly in the Dallas metropolitan area and Texas;
•	risks related to our strategic focus on lending to small to medium‑sized businesses;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;
•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	risks associated with our nonfarm nonresidential and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	potential fluctuations in the market value and liquidity of our investment securities;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with system failures or failures to prevent breaches of our network security;
•	risks associated with data processing system failures and errors;
•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd‑Frank Act;

•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	our ability to comply with supervisory actions by federal and state banking agencies;
•	changes in the scope and cost of FDIC, insurance and other coverage; and
•	systemic risks associated with the soundness of other financial institutions

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6.—Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10‑K. This discussion and analysis contains forward‑looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A.—Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward‑looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward‑looking statements.

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly‑owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship‑driven commercial banking products and services tailored to meet the needs of small to medium‑sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas‑Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks. As of December 31, 2015, we had total assets of $1.04 billion, total loans of $820.6 million, total deposits of $868.4 million and total stockholders’ equity of $132.0 million.

As a bank holding company operating through one segment, community banking, we generate most of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans, and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest‑earning assets. Net interest income is the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

Changes in the market interest rates and interest rates we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

Results of Operations for the Fiscal Years Ended December 31, 2015 and December 31, 2014

Net Interest Income

Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest‑earning assets, such as loans and securities, and interest expense on interest‑bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest‑earning assets and interest‑bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest‑earning assets and interest‑bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest‑earning assets and rates paid on interest‑bearing deposits and other borrowed funds are referred to as a “rate change.”

To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest‑earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest‑earning assets and rates paid on interest‑bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest‑earning assets. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and stockholders’ equity also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

For the year ended December 31, 2015, net interest income totaled $31.5 million compared with net interest income of $25.3 million for the year ended December 31, 2014, an increase of $6.2 million or 24.5%. This increase was primarily due to a $6.7 million or 23.6% increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $542,000 or 18.6% for the full year ended December 31, 2015. Interest income was $34.9 million compared to $28.3 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest income from the full year 2014 to the full year 2015 was the result of the $6.3 million or 22.3% growth in average loans outstanding for the year ended December 31, 2015 compared to average loans outstanding for the year ended December 31, 2014. This growth was the result of the acquisition of IBT, which closed on July 1, 2015, new loan originations, and growth of existing customer loan balances. Average loan balances grew from $546.0 million as for the year ended December 31, 2014 to $697.4 million for the year ended December 31, 2015, an increase of $151.4 million or 27.7%.

Interest expense for the year ended December 31, 2015 was $3.5 million compared to $2.9 million for the year ended December 31, 2014, an increase of $542,000 or 18.6%. The year‑over‑year increase was due to growth of average interest bearing-liabilities of $104.3 million or 26.2% primarily due to the increase in interest bearing liabilities acquired in the IBT acquisition and organic growth in average interest bearing deposits, advances from FHLB, and other borrowings.

Net interest margin and net interest spread were 3.80% and 3.53%, respectively, for the year ended December 31, 2015 compared to 3.85% and 3.56%, respectively, for the year ended December 31, 2014. The 0.05% decline in net interest margin and 0.03% decline in net interest spread was due to a 0.16% decline in loan yields to 4.83% from 4.99% as overall market yields for new loan originations and renewals were below the average yield of amortizing or paid‑off loans. The average interest paid on interest‑bearing liabilities decreased to 0.69% during the year ended December 31, 2015 from 0.73% for the year ended December 31, 2014 and was attributable to a change in deposit mix as the bank utilized low interest rate brokered money market deposits in place of certificates of deposits which paid higher interest rates.

The net interest margin benefited from growth in noninterest deposits as full year average noninterest‑bearing deposits grew to $267.6 million for the year ended December 31, 2015 from $230.9 million, a $36.7 million or 15.9% increase over the year ended December 31, 2014.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest‑earning assets and interest‑bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest‑earning assets, the average rate paid on interest‑bearing liabilities, and the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as non‑accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2015 and 2014, interest income not recognized on non‑accrual loans was minimal. Any non‑accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2015			2014
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$697,439	$33,680	4.83%	$546,041	$27,236	4.99%
Securities available for sale	59,088	997	1.69	49,058	839	1.71
Investment in subsidiary	93	1	1.08	93	2	2.15
Interest-earning deposits in financial institutions	70,630	242	0.34	63,176	182	0.29
Total interest-earning assets	827,250	34,920	4.22	658,368	28,259	4.29
Allowance for loan losses	(6,419)			(5,498)
Noninterest-earning assets	78,006			60,168
Total assets	$898,837			$713,038
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$475,034	$2,918	0.61%	$374,074	$2,421	0.65%
Advances from FHLB	18,055	159	0.88	15,890	118	0.74
Other borrowings	9,212	384	4.17	8,073	380	4.71
Total interest-bearing liabilities	502,301	3,461	0.69	398,037	2,919	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	267,550			230,875
Other liabilities	2,408			1,783
Total noninterest-bearing liabilities	269,958			232,658
Stockholders’ equity	126,578			82,343
Total liabilities and stockholders’ equity	$898,837			$713,038
Net interest rate spread(2)			3.53%			3.56%
Net interest income		$31,459			$25,340
Net interest margin(3)			3.80%			3.85%

(1)	Includes average outstanding balances of loans held for sale of $3,134, and $3,569 for the years ended December 31, 2015 and 2014, respectively.
(2)	Net interest rate spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the
	Year Ended December 31, 2015
	compared to 2014
	Increase (Decrease)
	due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$7,552	$(1,108)	$6,444
Securities available for sale	172	(14)	158
Other investments	—	(1)	(1)
Interest-earning deposits in other banks	22	37	59
Total increase (decrease) in interest income	7,746	(1,086)	6,660
Interest-bearing liabilities:
Interest-bearing deposits	654	(158)	496
Advances from FHLB	16	25	41
Other borrowings	53	(48)	5
Total increase (decrease) in interest expense	723	(181)	542
Increase (decrease) in net interest income	$7,023	$(905)	$6,118

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for loan losses.” The provision for loan losses was $868,000 for the year ended December 31, 2015, compared to $1.4 million for the same period in 2014, a decrease of $555,000 or 39.0%. The decrease in provision expense was due to lower expenses required to replenish the reserve from the net charge‑off of loans and improvement in the historical loss trend used in the estimation of the allowance. In addition, loans totaling approximately $88.5 million were acquired as part of the IBT acquisition in July of 2015. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.

Noninterest Income

Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans and other real estate owned and income from bank‑owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Year Ended
	December 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,326	$1,099	$227
Gain on sales of investment securities	7	34	(27)
Gain on sales of loans	1,254	641	613
Gain on sales of other assets owned	19	10	9
Bank-owned life insurance income	747	427	320
Other	351	285	66
Total noninterest income	$3,704	$2,496	$1,208

Noninterest income for the year ended December 31, 2015 increased $1.2 million or 48.4% to $3.7 million compared to noninterest income of $2.5 million for the same period in 2014. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit‑related services and this revenue constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $1.3 million for the year ended December 31, 2015, an increase of $227,000 or 20.7% over the same period in 2014. This increase was primarily attributable to the growth in new and acquired deposit customers and the related transaction fees and service charges from these accounts.

Gain on sales of loans. We originate SBA guaranteed loans and long‑term fixed‑rate mortgage loans for resale into the secondary market. Income from sale on loans was $1.3 million for the year ended December 31, 2015 compared to $641,000 for the year ended December 31, 2014. The increase of $613,000 or 95.6% was primarily due to the sale of SBA guaranteed loans acquired with IBT resulting in gains of $551,000. The Company did not sell SBA loans prior to the IBT acquisition. Income from the sales of mortgage loans was $703,000 for the year ended December 31, 2015 compared to $641,000 for the same period in 2014, an increase of $62,000 or 9.7%.

Bank‑owned life insurance income. We invest in bank‑owned life insurance (“BOLI”) due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI increased $320,000 or 74.9% for the year ended December 31, 2015 compared to the same period in 2014. The increase in income was primarily attributable to the purchase of $7.0 million in additional BOLI in December of 2014 and an additional $1.0 million of BOLI acquired from IBT.

Noninterest Expense

Generally, noninterest expense consists of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses such as occupancy and equipment expenses, professional fees, data processing and software expense, FDIC assessment fees, marketing, other assets owned expenses and writedowns, amortization of intangibles, telephone and communications, and other expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$11,265	$10,037	$1,228
Non-staff expenses:
Occupancy and equipment	3,477	3,246	231
Professional fees	2,023	1,382	641
Data processing and software expense	1,216	1,041	175
FDIC assessment fees	448	421	27
Marketing	799	588	211
Other assets owned expenses and writedowns	53	211	(158)
Amortization of intangibles	338	295	43
Telephone and communications	263	226	37
Other	1,506	1,056	450
Total noninterest expense	$21,388	$18,503	$2,885

Noninterest expense for the year ended December 31, 2015 increased $2.9 million or 15.7% to $21.4 million compared to noninterest expense of $18.5 million for the same period in 2014. The most significant components of the increase were as follows:

Salaries and employee benefits.  Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $11.3 million for the year ended December 31, 2015, an increase of $1.2 million or 12.2% compared to the same period in 2014. The increase was primarily attributable to the addition of 26 full‑time equivalent employees during 2015. As of December 31, 2015, we had 147 full‑time equivalent employees. Salaries and employee benefits included $633,000 and $455,000 in stock‑based compensation expense for the years ended December 31, 2015 and 2014, respectively.

Occupancy and equipment.    Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.5 million for the year ended December 31, 2015 compared to $3.2 million for the same period in 2014. The increase of $175,000 or 16.8% was primarily the result of increased tax assessments as well as delinquent tax payments made in the first quarter of 2015.

 Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $2.0 million for the year ended December 31, 2015, an increase of $641,000 or 46.4% compared to the same period in 2014. The increase was due to legal and investment banking expenses incurred for the purchase of IBT that was completed on July 1, 2015.

Data processing and software expenses. Data processing expenses were $1.2 million for the year ended December 31, 2015, an increase of $175,000 or 16.8% compared to the same period in 2014. The increase was attributable to core processing expense incurred due to increased account transaction volume and the expense associated with software maintenance primarily related to new applications purchased to increase our operating efficiencies and enhance our controls.

Marketing. This category includes advertising and promotions, business entertainment, donations and charitable contributions. Marketing expenses were $799,000 for the year ended December 31, 2015, an increase of $211,000 or 35.9% compared to the same period in 2014. The increase was primarily attributable to increases in donations and charitable contributions.

Other real estate owned expenses and write‑downs.  Expenses related to other real estate owned were $53,000 and $211,000 for the years ended December 31, 2015 and 2014, respectively. The decrease of $158,000 or 74.9% was due to a reduction in the number of properties comprising other real estate owned.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $450,000 or 42.6% to $1.5 million for the year ended December 31, 2015, compared to $1.1 million for the same period in 2014 primarily related to the integration of IBT operations after July 1, 2015.

Income Tax Expense.  The amount of income tax expense is influenced by the amounts of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the year ended December 31, 2015, income tax expense totaled $4.1 million, an increase of $1.4 million or 52.2% compared to $2.7 million for the same period in 2014. The increase was primarily attributable to the $5.0 million increase in net operating income from $7.9 million for the year ended December 31, 2014 to $12.9 million for the same period in 2015. The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.3% and 34.2% for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from BOLI. The Company’s effective tax rates after including the net impact of discrete items for year ended December 31, 2015 and 2014 were 31.9% and 34.2%, respectively. The Company’s provision for income taxes year ended December 31, 2015, was impacted by a net discrete tax benefit of $186,000 associated primarily with the recognition of deferred tax assets related to non-qualified stock options. There were no discrete items for the year ended December 31, 2014 that affected the Company’s provision for income taxes.

Quarterly Financial Information

The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 for the years ended December 31, 2015 and 2014. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2015 and December 31, 2014 appearing elsewhere in this Annual Report on Form 10‑K.

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$10,007	$9,538	$7,761	$7,614
Interest expense	994	921	789	757
Net interest income	9,013	8,617	6,972	6,857
Provision for loan losses	610	—	148	110
Net interest income after provision for loan losses	8,403	8,617	6,824	6,747
Noninterest income	1,207	1,043	688	766
Noninterest expense	5,734	5,842	4,730	5,082
Provision for income tax	1,303	1,281	926	607
Net income	$2,573	$2,537	$1,856	$1,824
Comprehensive income	$2,337	$2,613	$1,696	$1,830
Basic earnings per share	$0.24	$0.24	$0.19	$0.19
Diluted earnings per share	$0.23	$0.23	$0.19	$0.19

	For the Three Months Ended 2014
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$7,607	$7,434	$6,813	$6,405
Interest expense	775	732	693	719
Net interest income	6,832	6,702	6,120	5,686
Provision for loan losses	326	420	425	252
Net interest income after provision for loan losses	6,506	6,282	5,695	5,434
Noninterest income	656	630	640	570
Noninterest expense	4,679	4,830	4,460	4,534
Provision for income tax	793	723	677	512
Net income	$1,690	$1,359	$1,198	$958
Comprehensive income	$1,742	$1,285	$1,396	$928
Basic earnings per share	$0.18	$0.21	$0.19	$0.15
Diluted earnings per share	$0.18	$0.21	$0.18	$0.15

Results of Operations for the Fiscal Years Ended December 31, 2014 and December 31, 2013

Net Interest Income

For the year ended December 31, 2014, net interest income totaled $25.3 million compared with net interest income of $21.0 million for the year ended December 31, 2013, an increase of $4.3 million or 20.5%. This increase was primarily due to a $4.8 million or 20.4% increase in interest income which was partially offset by a $458,000 or 18.6% increase in interest expense. The growth in interest income is primarily attributable to a $112.4 million or 25.9% increase in average loans outstanding for the year ended December 31, 2014 compared to average loans outstanding for the year ended December 31, 2013 due to new loan originations and growth of existing customer loan balances. Interest expense as of December 31, 2014 was $2.9 million compared to $2.5 million for the year ended December 31, 2013. The year-

over-year increase was due to growth of average interest bearing liabilities of $68.7 million or 20.9%. Other borrowings increased $4.9 million as a result of the private offering of subordinated promissory notes in December 2013 and average interest-bearing deposits, primarily money market balances, increased $62.9 million for the year ended December 31, 2014.

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

The net interest margin benefited from growth in noninterest deposits as full year average noninterest-bearing deposits grew to $230.9 million for the year ended December 31, 2014 from $188.4 million, a $42.5 million or 22.5% increase over the year ended December 31, 2013.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest- bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2014 and 2013, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2014			2013
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$546,041	$27,236	4.99%	$433,612	$22,755	5.25%
Securities available for sale	49,058	839	1.71	37,066	613	1.65
Investment in subsidiary	93	2	2.15	93	2	2.15
Interest-earning deposits in financial institutions	63,176	182	0.29	60,931	132	0.22
Total interest-earning assets	658,368	28,259	4.29	531,702	23,502	4.42
Allowance for loan losses	(5,498)			(4,047)
Noninterest-earning assets	60,168			56,411
Total assets	$713,038			$584,066
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$374,074	$2,421	0.65%	$311,162	$2,207	0.71%
Advances from FHLB	15,890	118	0.74	14,932	190	1.27
Other borrowings	8,073	380	4.71	3,207	64	2.00
Total interest-bearing liabilities	398,037	2,919	0.73	329,301	2,461	0.75
Noninterest-bearing liabilities:
Noninterest-bearing deposits	230,875			188,405
Other liabilities	1,783			1,714
Total noninterest-bearing liabilities	232,658			190,119
Stockholders’ equity	82,343			64,646
Total liabilities and stockholders’ equity	$713,038			$584,066
Net interest rate spread(2)			3.56%			3.67%
Net interest income		$25,340			$21,041
Net interest margin(3)			3.85%			3.96%

(1)	Includes average outstanding balances of loans held for sale of $3,569 and $2,185 for the years ended December 31, 2014 and 2013, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Year Ended
	December 31, 2014 vs. 2013
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,900	$(1,419)	$4,481
Securities available for sale	198	28	226
Interest-earning deposits in other banks	5	45	50
Total increase (decrease) in interest income	$6,103	$(1,346)	$4,757
Interest-bearing liabilities:
Interest-bearing deposits	$446	$(232)	$214
Advances from FHLB	12	(84)	(72)
Other borrowings	97	219	316
Total increase (decrease) in interest expense	555	(97)	458
Increase (decrease) in net interest income	$5,548	$(1,249)	$4,299

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for loan losses.” The provision for loan losses was $1.4 million for the year ended December 31, 2014, compared to $1.9 million for the same period in 2013, a decrease of $460,000 or 24.4%. The decrease in provision expense was due to a reduction in the level of specific reserves needed to cover classified loans and a lower amount of expense required to replenish the reserve from the net charge-off to loans. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.

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

	For the
	Year Ended
	December 31,
			Increase
	2014	2013	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,099	$1,001	$98
Gain on sales of investment securities	34	—	34
Gain on sales of loans	641	632	9
Gain on sales of other assets owned	10	20	(10)
Bank-owned life insurance income	427	385	42
Other	285	353	(68)
Total noninterest income	$2,496	$2,391	$105

Noninterest income for the year ended December 31, 2014 increased $105,000 or 4.4% to $2.5 million compared to noninterest income of $2.4 million for the same period in 2013. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit‑related services, and this revenue constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $1.1 million for the year ended December 31, 2014, an increase of $98,000 over the same period in 2013. This increase was primarily attributable to increased debit card fees and deposit account analysis service charges.

Gain on sales of loans. We originate long-term fixed-rate mortgage loans for resale into the secondary market. Our mortgage originations were $45.4 million for the year ended December 31, 2014 compared to $35.9 million for the year ended December 31, 2013. Income from the sales of loans was $641,000 for the year ended December 31, 2014 compared to $632,000 for the same period of 2013. This increase of $9,000 was primarily due to increases in the number of loans sold but was offset by a reduction in the average gain per sale. For the year ended December 31, 2014, 112 loans were sold at an average gain of $5,700 per loan compared to 109 loan sales at an average gain of $5,800 per loan for the same period of 2013.

Gain on sales of other real estate owned. Gain on sales of other real estate owned was $10,000 for the year ended December 31, 2014 and $20,000 in 2013. Five properties were sold in 2014 and six properties were sold in 2013.

Bank‑owned life insurance. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI increased $42,000 for the year ended December 31, 2014, compared to the same period in 2013. The increase in income was primarily attributable to the purchase of $5.0 million in additional BOLI on March 25, 2013. We earned tax equivalent yields on these policies of 4.85% for the year ended December 31, 2014, compared to 5.42% for the same period in 2013. The decline in yield over the period was the result of a decline in market interest rates.

Gain on sales of investment securities.  We had a $34,000 gain on the sale of investment securities in 2014 and no gains on the sale of investment securities in 2013.

Other.  This category includes a variety of other income producing activities, including late charges, safe deposit box fees, and revenue from other real estate owned. Other income decreased $68,000 or 19.3% for the year ended December 31, 2014, compared to the same period in 2013, primarily due to a decrease in revenue from other real estate owned.

Noninterest Expense

Generally, noninterest expense consists of all employee expenses and costs associated with operating our facilities, obtaining and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2014	2013	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$10,037	$9,084	$953
Non-staff expenses:
Occupancy and equipment	3,246	3,025	221
Professional fees	1,382	737	645
Data processing and software expense	1,041	842	199
FDIC assessment fees	421	378	43
Marketing	588	416	172
Other assets owned expenses and writedowns	211	399	(188)
Amortization of intangibles	295	295	—
Telephone and communications	226	226	—
Other	1,056	962	94
Total noninterest expense	$18,503	$16,364	$2,139

Noninterest expense for the year ended December 31, 2014 increased $2.1 million or 13.1% to $18.5 million compared to noninterest expense of $16.4 million for the same period in 2013. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Salaries and employee benefits were $10.0 million for the year ended December 31, 2014, an increase of $953,000 or 10.5% compared to the same period in 2013. The increase was primarily attributable to the addition of six full-time equivalent employees since December 31, 2013. As of December 31, 2014, we had 121 full-time employees and 4 part-time employees. Salaries and employee benefits included $455,000 and $323,000 in stock-based compensation expense for the year ended December 31, 2014 and 2013, respectively.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.2 million for the year ended December 31, 2014 compared to $3.0 million for the same period of 2013. The increase of $221,000 or 7.3% was related to an additional 3,500 square feet resulting from the expansion of our corporate office space, increased common area maintenance expense, and an increase in grounds maintenance.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense.

Professional fees were $1.4 million for the year ended December 31, 2014 compared to $737,000 for the same period in 2013, an increase of $645,000 or 87.5%. This increase was primarily attributable to increases in audit and accounting fees of $260,000, director fees of $115,000, compensation consulting services of $93,000, NASDAQ and public company printing costs of $25,000 and other services related to our initial public offering. In addition, information technology support service increased $78,000.

Data processing and software expenses. Data processing and software expenses were $1.0 million for the year ended December 31, 2014 and $842,000 for the same period in 2013. The increase of $199,000 or 23.6% was attributable to incremental processing fees resulting from the growth in the volume of our deposit accounts.

Marketing. This category includes advertising and promotions, business entertainment, donations and charitable contributions. Marketing expenses were $588,000 for the year ended December 31, 2014 and $416,000 for the same period in 2013. The increase of $172,000 or 41.3% was primarily related to an increase in business development related expenses required to support our marketing efforts.

Other real estate owned expenses and write-downs. Expenses related to other real estate owned were $211,000 and $399,000 for the year ended December 31, 2014 and 2013, respectively. The decrease of $188,000 or 47.1% was due to a reduction in the number of properties comprising other real estate owned and in related property write-downs. The bank sold five other real estate owned properties and foreclosed on two additional properties between December 31, 2013 and December 31, 2014 reducing the number of properties held from five as of December 31, 2013, to two as of December 31, 2014. In addition, we had no write-downs of other real estate owned for the year ended December 31, 2014, compared to a write-down of $249,000 related to a commercial retail property for the year ended December 31, 2013.

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

For the year ended December 31, 2014, income tax expense totaled $2.7 million, an increase of $928,000 or 52.2% compared to $1.8 million for the same period in 2013. The increase was primarily attributable to the $2.7 million increase in net operating income from $5.2 million for the year ended December 31, 2013 to $7.9 million for the same period in 2014. Our effective tax rates for the year ended December 31, 2014 and 2013 were 34.2% and 34.3%, respectively. Our effective tax rates for both periods were affected primarily by tax-exempt income generated by bank-owned life insurance and other nondeductible expenses.

Financial Condition

Our total assets were $1.04 billion, $802.3 million and $665.0 million as of December 31, 2015, 2014 and 2013, respectively. Assets increased $237.3 million or 29.6% from December 31, 2014 to December 31, 2015 and $137.3 million or 20.6% from December 31, 2013 to December 31, 2014.  Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area and the execution of a disciplined merger and acquisition strategy.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Dallas metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of December 31, 2015, total loans were $820.6 million, an increase of $217.3 or 36.0% million compared to $603.3 million as of December 31, 2014. These increases were primarily due to our continued penetration in our primary market area and loans purchased as part of the IBT acquisition. In addition to these amounts, $2.8 million and $8.9 million were loans classified as held for sale as of December 31, 2015 and December 31, 2014, respectively.

Total loans as a percentage of deposits were 94.5% and 94.5% as of December 31, 2015 and December 31, 2014, respectively. Total loans as a percentage of assets were 78.9% and 75.2% as of December 31, 2015 and December 31, 2014, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$246,124	30.0%	$207,101	34.3%	$160,823	32.5%	$123,779	31.1%	$83,381	28.0%
Real estate:
Construction and land	126,422	15.4	69,966	11.6	47,643	9.6	41,497	10.4	38,291	12.8
Farmland	11,696	1.4	10,528	1.7	11,656	2.4	6,281	1.6	5,211	1.7
1 - 4 family residential	137,704	16.8	105,788	17.5	86,908	17.5	71,875	18.1	51,356	17.2
Multi-family residential	8,695	1.1	9,964	1.7	11,862	2.4	12,997	3.3	14,360	4.8
Nonfarm nonresidential	284,622	34.7	195,839	32.5	171,451	34.6	134,449	33.8	92,913	31.2
Consumer	5,304	0.6	4,124	0.7	4,927	1.0	6,858	1.7	12,505	4.2
Total loans held for investment	$820,567	100%	$603,310	100%	$495,270	100%	$397,736	100%	$298,017	100%
Total loans held for sale	$2,831		$8,858		$2,051		$2,818		$—

Commercial. Our commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. These loans are primarily made based on the identified cash flows of the borrower, and secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and generally include personal guarantees.

Commercial loans increased $39.0 million or 18.8% to $246.1 million as of December 31, 2015 from $207.1 million as of December 31, 2014. The increase was due to continued efforts to develop lending relationships in our primary market area and loans purchased as part of the IBT acquisition.

Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout North Texas and are generally diverse in terms of type.

Construction and land loans increased $56.5 million or 80.1% to $126.4 million as of December 31, 2015 from $69.9 million as of December 31, 2014. This increase was due to a robust business environment in our primary market area and loans purchased as part of the IBT acquisition.

1‑4 family residential.  Our 1‑4 family residential loans consist of loans secured by single family homes, which are both owner‑occupied and investor owned. Our 1‑4 family residential loans have a relatively small balance spread between many individual borrowers.

1‑4 family residential loans increased $31.9 million or 30.2% to $137.7 million as of December 31, 2015 from $105.8 million as of December 31, 2014. This increase is a result of strong housing demand in our primary market area combined with loans purchased as part of the IBT acquisition.

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

Nonfarm nonresidential loans increased $88.8 million or 45.3% to $284.6 million as of December 31, 2015 from $195.8 million as of December 31, 2014. The increase is due to continued demand within our primary market area and loans purchased as part of the IBT acquisition.

Other loan categories.  Other categories of loans included in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi‑family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2015
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$86,424	$126,116	$33,584	$246,124
Real estate:
Construction and land	68,613	42,866	14,943	126,422
Farmland	7,369	4,089	238	11,696
1 - 4 family residential	12,754	92,487	32,463	137,704
Multi-family residential	1,448	7,247	—	8,695
Nonfarm nonresidential	51,219	166,324	67,079	284,622
Consumer	1,470	3,420	414	5,304
Total loans	$229,297	$442,549	$148,721	$820,567
Amounts with fixed rates	$58,369	$231,896	$79,040	$369,305
Amounts with floating rates	$170,928	$210,653	$69,681	$451,262

	As of December 31, 2014
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$82,440	$99,262	$25,399	$207,101
Real estate:
Construction and land	37,183	21,429	11,354	69,966
Farmland	2,530	7,462	536	10,528
1 - 4 family residential	8,752	67,633	29,403	105,788
Multi-family residential	466	8,696	802	9,964
Nonfarm nonresidential	14,558	144,393	36,888	195,839
Consumer	1,458	2,235	431	4,124
Total loans	$147,387	$351,110	$104,813	$603,310
Amounts with fixed rates	$35,867	$186,000	$39,612	$261,479
Amounts with floating rates	$111,520	$165,110	$65,201	$341,831

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

We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our bankers, and we also monitor our delinquency levels for any negative or adverse trends. Nevertheless, our loan portfolio could become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $1.2 million in nonperforming assets as of December 31, 2015 compared to $541,000 in nonperforming assets as of December 31, 2014. We had $675,000 in nonperforming loans as of December 31, 2015 compared to $436,000 as of December 31, 2014.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2015	2014	2013	2012		2011
	(Dollars in thousands)
Non-accrual loans(1)		$591	$436	$1,117	$1,211	$—
Accruing loans 90 or more days past due		84	—	9	93	153
Total nonperforming loans		675	436	1,126	1,304	153
Other real estate owned:
Commercial real estate, construction, land and land development		493	55	1,797	2,438	729
Residential real estate		—	50	—	—	—
Total other real estate owned		493	105	1,797	2,438	729
Repossessed assets owned		—	—	—	—	—
Total other assets owned		493	105	1,797	2,438	729
Total nonperforming assets		$1,168	$541	$2,923	$3,742	$882
Restructured loans—non-accrual		$288	$597	$1,611	$1,525	$—
Restructured loans—accruing		$1,439	$1,080	$2,465	$1,156	$—
Ratio of nonperforming loans to total loans	%	0.08%	0.07%	0.23%	0.33%	0.05
Ratio of nonperforming assets to total assets	%	0.11%	0.07%	0.44%	0.71%	0.20

(1) Does not include purchased credit impaired loans.

The following table presents non-accrual loans by category at the dates indicated:

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—	$76	$—	$—
Farmland	—	—	—	—	—
1 - 4 family residential	187	—	1,041	879	—
Multi-family residential	—	—	—	—	—
Nonfarm residential	—	375	—	331	—
Commercial	383	34	—	—	—
Consumer	21	27	—	1	—
Total	$591	$436	$1,117	$1,211	$—

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged‑off. Loans not rated special mention, substandard, doubtful, or loss are classified as pass loans. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that we generally expect to experience significant loss within the short‑term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

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

The following table summarizes our internal loan ratings, including purchased credit impaired loans, as of the dates indicated.

	As of December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

	As of December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

In the fourth quarter of 2015, various public reports surfaced raising the Company’s concern regarding a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower"). These reports included, but were not limited to, information filed with the SEC by the Borrower disclosing that it is the subject of an ongoing investigation by the SEC and that its auditor had informed them that it would not stand for reappointment, although no disagreements were cited between the Borrower and its auditors. Further, on February 18, 2016, the Company learned, through published news reports, that the Federal Bureau of Investigation served a search warrant at the Borrower’s offices in connection with a law enforcement investigation of the Borrower. Subsequent to this news, the Borrower experienced a significant sell-off in its publicly traded stock and trading was halted in that stock.

The borrowing relationship is secured by various assets, including multiple notes made by numerous residential developers in favor of each fund and further secured by deeds of trust. At the time of this filing, none of the loans in the borrowing relationship are classified as past due and the Borrower is paying in accordance with contractual terms on all loans in the relationship. The borrowing relationship is not considered to be impaired and is being considered in the Company’s allowance for loan losses per the Company’s methodology. No specific reserves have been set aside for this borrowing relationship at this time. Based on the Company's most recent analysis, the value of the collateral securing each of the loans is believed to be well in excess of the loan amounts. At the time of this filing, the borrowing relationship remains classified as a “Pass” relationship. The Company will continue to monitor this borrowing relationship.

Allowance for loan losses

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Policies— Loans and Allowance for Loan Losses.”

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

•

for 1‑4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of December 31, 2015, the allowance for loan losses totaled $6.7 million or 0.83% of total loans. As of December 31, 2014, the allowance for loan losses totaled $6.0 million or 0.99% of total loans. Our allowance as a percentage of our total loan portfolio has decreased compared to prior year primarily due to the addition of loans totaling approximately $88.5 million purchased in the IBT acquisition. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. Ending balances for the purchase discount related to non‑impaired acquired loans were $1.0 million, and $185,000 as of December 31, 2015 and 2014, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of December 31, 2015 and December 31, 2014.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011

Average loans outstanding(1)	$694,305	$546,041	$433,612	$342,130	$217,064
Gross loans outstanding at end of period(1)	$820,605	$603,310	$495,270	$397,736	$298,017
Allowance for loan losses at beginning of period	$5,981	$5,018	$3,238	$1,012	$166
Provision for loan losses	868	1,423	1,883	2,953	960
Charge-offs:
Real estate:
Construction, land and farmland	(48)	(28)	—	—	—
Residential	—	(30)	(85)	(265)	(54)
Nonfarm non-residential	—	—	—	(231)	—
Commercial	(87)	(448)	(110)	(172)	(77)
Consumer	(5)	(4)	(45)	(133)	(18)
Total charge-offs	(140)	(510)	(240)	(801)	(149)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	—	—	60	—	22
Nonfarm non-residential	5	2	—	—	—
Commercial	57	46	32	61	3
Consumer	1	2	45	13	10
Total recoveries	63	50	137	74	35
Net charge-offs	(77)	(460)	(103)	(727)	(114)
Allowance for loan losses at end of period	$6,772	$5,981	$5,018	$3,238	$1,012
Ratio of allowance to end of period loans	0.83%	0.99%	1.01%	0.81%	0.34
Ratio of net charge-offs to average loans	0.01%	0.08%	0.02%	0.21%	0.05

(1)

Excluding loans held for sale of $2.8 million, $8.9 million, $2.1 million and $2.8 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. There were no loans held for sale as of December 31, 2011.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2011 to December 31, 2015. Loan balances increased from $298.0 million as of December 31, 2011, to $820.6 million as of December 31, 2015. Our provision has increased consistently with the growth in our loan portfolio during the same period. Further, charge‑offs have been immaterial, representing less than 0.25% of total loan balances during the same period.

Although we believe that we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States (“GAAP”) and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge‑offs, nor as an indication that charge‑offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2015		2014		2013(1)		2012(1)		2011(2)
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,007	14.9%	$675	11.3%	$660	13.2%	455	14.1	n/a	n/a %
Farmland	97	1.4	94	1.6	n/a	n/a	n/a	n/a	n/a	n/a
1 - 4 family residential	1,058	15.6	1,077	18	861	17.1	672	20.8	n/a	n/a
Multi-family residential	66	1.0	89	1.5	109	2.2	83	2.6	n/a	n/a
Nonfarm nonresidential	2,189	32.3	1,890	31.6	1,726	34.4	1,028	31.7	n/a	n/a
Total real estate	$4,417	65.2%	$3,825	64.0%	$3,356	66.9%	$2,238	69.2%	$660	65.2%
Commercial	2,324	34.3	2,092	34.9	1,585	31.6	947	29.2	317	31.3
Consumer	31	0.5	64	1.1	77	1.5	53	1.6	35	3.5
Total allowance for loan losses	$6,772	100%	$5,981	100%	$5,018	100%	$3,238	100%	$1,012	100%

(1)	In 2013 and 2012, allowance for loan loss related to farmland was included in the construction and land category.
(2)	In 2011, we did not break out allowance for loan loss by category for real estate loans.

Securities

As of December 31, 2015, the carrying amount of investment securities totaled $75.8 million, an increase of $30.7 million or 68.0% compared to $45.1 million as of December 31, 2014. The balance in our securities portfolio as of December 31, 2014 represented a decrease of $477,000 or 1.0% compared to $45.6 million as of December 31, 2013. The increases in our investment securities in 2015 were funded primarily from increases in deposits. Securities represented 7.3%, 5.6% and 6.9% of total assets as of December 31, 2015, 2014 and 2013, respectively.

Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after‑tax basis as a component of other comprehensive income in stockholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
Total	$76,027	$242	$456	$75,813

	As of December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
Total	$44,867	$417	$157	$45,127

All of our mortgage‑backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt‑ A, or second lien elements in our investment portfolio. As of December 31, 2015, our investment portfolio did not contain any securities that are directly backed by subprime or Alt‑A mortgages.

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2015 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2015, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$3,370	1.71%	$417	2.08%	$—	—%	$3,787	1.75%
Municipal securities	999	3.25	1,480	2.08	—	—	4,217	2.16	6,696	2.30
Mortgage-backed securities	—	—	38,593	1.62	7,378	1.77	85	1.85	46,056	1.64
Collateralized mortgage obligations	303	2.51	13,862	2.18	4,220	2.01	—	—	18,385	2.15
Asset-backed securities	—	—	—	—	889	1.29	—	—	889	1.29
Total	$1,302	3.08%	$57,305	1.77%	$12,904	1.83%	$4,302	2.15%	$75,813	1.83%

	As of December 31, 2014
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$944	1.63%	$937	1.83%	$—	—%	$1,881	1.73%
Corporate bonds	500	2.49	—	—	—	—	—	—	500	2.49
Municipal securities	—	—	987	3.15	—	—	—	—	987	3.15
Mortgage-backed securities	—	—	25,140	1.60	3,543	0.95	88	1.60	28,771	1.52
Collateralized mortgage obligations	357	3.43	9,254	2.15	2,228	1.70	—	—	11,839	2.10
Asset-backed securities	174	0.50	—	—	975	0.90	—	—	1,149	0.84
Total	$1,031	2.48%	$36,325	1.78%	$7,683	1.27%	$88	1.60%	$45,127	1.71%

The contractual maturity of mortgage‑backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities, collateralized mortgage obligations and asset‑backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre‑pay. Monthly pay downs on mortgage‑backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.74 years with an estimated effective duration of 2.65 years as of December 31, 2015.  The average yield of the securities portfolio was 1.69% during 2015 compared to 1.71% during 2014.

As of December 31, 2015 and December 31, 2014, we did not own securities of any one issuer other than agency securities for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of December 31, 2015 were $868.4 million, an increase of $229.7 million or 36.0% compared to $638.7 million as of December 31, 2014, due primarily to increases of $50.2 million, $154.6 and $15.0 million in our noninterest‑bearing deposit accounts, money market accounts, and interest-bearing checking accounts respectively. Total deposits as of December 31, 2014 were $638.7 million, an increase of $126.0 million or 28.1% compared to December 31, 2013 due primarily to increases of $48.5 million and $61.0 million in our noninterest‑bearing deposit accounts and money market accounts, respectively. We believe our deposit growth was primarily due to the acquisition of IBT and our continued penetration in our primary market area and the increase in commercial lending relationships for which we also seek deposit balances.

Noninterest‑bearing deposits as of December 31, 2015 were $301.4 million compared to $251.1 million as of December 31, 2014, an increase of $50.3 million or 20.0%. The December 31, 2014 balance for noninterest‑bearing deposits represented an increase of $32.1 million or 14.7% compared to $219.0 million as of December 31, 2013.

Interest‑bearing checking account balances as of December 31, 2015 were $72.5 million compared to $57.6 million as of December 31, 2014, an increase of $14.9 million or 25.9%. The December 31, 2014 balance for interest‑bearing checking accounts represented an increase of $17.4 million or 43.3% compared to $40.2 million as of December 31, 2013.

Average deposits for the year ended December 31, 2015 were $742.6 million, an increase of $137.7 million or 22.8% over the full year average for the year ended December 31, 2014 of $604.9 million. Average deposits grew $105.4 million or 21.1% from $499.6 million for the year ended December 31, 2013. The average rate paid on total interest‑bearing deposits decreased this period from 0.65% for the year ended December 31, 2014 to 0.61% for the year ended December 31, 2015. The decreases in average rates were driven primarily by strategic reductions in money market and certificate of deposit pricing during this time period. In addition, the continued growth of noninterest‑bearing demand accounts resulted in further reductions to the cost of deposits from 0.46% for the year ended December 31, 2014 and 0.39% for the year ended December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Interest-bearing demand accounts	$58,079	0.23%	$42,419	0.28%	$35,021	0.25
Savings accounts	7,885	0.06	5,417	0.10	4,767	0.10
Money market accounts	311,091	0.61	227,050	0.59	174,878	0.62
Certificates and other time deposits > $100k	80,470	0.91	82,048	0.97	79,278	1.01
Certificates and other time deposits < $100k	17,509	0.84	17,140	0.89	17,218	1.07
Total interest-bearing deposits	475,034	0.61	374,074	0.65	311,162	0.71
Noninterest-bearing demand accounts	267,578		230,875		188,405
Total deposits	$742,612	0.39%	$604,949	0.46%	$499,567	0.44

Our ratio of average noninterest‑bearing deposits to average total deposits was 36.0% and 38.2% for the years ended December 31, 2015 and December 31, 2014, respectively.

Factors affecting the cost of funding our interest‑bearing assets include the volume of noninterest and interest‑bearing deposits, changes in market interest rates and economic conditions in our target markets and their impact on interest paid on our deposits, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.39% in 2015, 0.46% in 2014 and 0.44% in 2013. Average rates on interest‑bearing deposits were 0.61% in 2015, 0.65% in 2014 and 0.71% in 2013.

The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of December 31,
	2015	2014	2013

	(Dollars in thousands)
1 year or less	$69,786	$68,467	$65,069
More than 1 year but less than 3 years	10,978	7,124	12,226
3 years or more but less than 5 years	5,284	3,926	4,183
5 years or more	—	—	—
Total	$86,048	$79,517	$81,478

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2015,  December 31, 2014 and December 31, 2013, total borrowing capacity of $300.5 million, $236.1 million and $227.6 million, respectively, was available under this arrangement and $28.4 million, $40.0 million and $15.0 million, respectively, was outstanding with an average interest rate of 0.61% as of December 31, 2015, 0.36% as of December 31, 2014 and 0.80% as of December 31, 2013. Our current FHLB advances mature within seven years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2015
Amount outstanding at period-end	$28,444
Weighted average interest rate at period-end	0.92%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	18,055
Weighted average interest rate during the period	0.88%
December 31, 2014
Amount outstanding at period-end	$40,000
Weighted average interest rate at period-end	0.36%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	15,890
Weighted average interest rate during the period	0.74%
December 31, 2013
Amount outstanding at period-end	$15,000
Weighted average interest rate at period-end	0.80%
Maximum month-end balance during the period	15,000
Average balance outstanding during the period	14,932
Weighted average interest rate during the period	1.28%

Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2015, 2014 and 2013, $152.2 million, $162.9 million and $127.1 million, respectively, were available under this arrangement. As of December 31, 2015, approximately $208.7 million in commercial loans were pledged as collateral. As of December 31, 2015, 2014 and 2013, no borrowings were outstanding under this arrangement.

Junior subordinated debentures.  In connection with the acquisition of Fidelity Resource Company during 2011, we assumed $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by Parkway National Capital Trust I, a statutory business trust and acquired wholly‑owned subsidiary. We assumed the guarantor position and as such, unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.

We own all of the outstanding common securities of the trust. The trust used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3‑month LIBOR plus 1.85% percent. The effective rate as of December 31, 2015 and 2014 was 2.18% and 2.10%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of December 31,
	2015	2014	2013

Junior subordinated debentures	$3,093	$3,093	$3,093
Subordinated notes	4,983	4,981	4,979
Total	$8,076	$8,074	$8,072

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2015, 2014 and 2013, our liquidity needs were primarily met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of investment opportunities, we do not generally rely on these as primary funding sources. We maintained two lines of credit with commercial banks which provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of December 31, 2015, $14.6 million as of December 31, 2014 and $12.6 million as of December 31, 2013. There were no advances under these lines of credit outstanding as of December 31, 2015, 2014 or 2013.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $898.8 million for the year ended December 31, 2015, $713.0 million for the year ended December 31, 2014 and $584.1 million for the year ended December 31, 2013.

	For the Years Ended
	December 31,
	2015	2014	2013
Sources of Funds:
Deposits:
Noninterest-bearing	29.8%	32.4%	32.9%
Interest-bearing	52.8	52.5	53.4
Advances from FHLB	2.0	2.2	2.2
Other borrowings	1.0	1.1	1.2
Other liabilities	0.3	0.3	0.3
Stockholders’ equity	14.1	11.5	10
Total	100%	100%	100%
Uses of Funds:
Loans	77.6%	76.5%	74%
Securities available for sale	6.6	6.9	6.9
Interest-bearing deposits in other banks	7.9	8.9	10.2
Other noninterest-earning assets	7.9	7.7	8.9
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	36.0%	38.2%	37.7%
Average loans to average deposits	93.9%	90.3%	86.8%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans increased 27.7% for the year ended December 31, 2015 compared to the same period in 2014 and 25.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013. We predominantly invest excess deposits in overnight deposits with the Federal Reserve, securities, interest‑bearing deposits at other banks or other short‑term liquid investments until needed to fund loan growth. Our securities portfolio had a weighted average life of 3.74 years and an effective duration of 2.65 years as of December 31, 2015 and a weighted average life of 4.04 years and an effective duration of 2.19 years as of December 31, 2014.

As of December 31, 2015 and 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature As of December 31, 2015, we had outstanding $236.7 million in commitments to extend credit and $2.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2014, we had outstanding $144.2 million in commitments to extend credit and $818,000 in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

Capital Resources

Total stockholders’ equity increased to $132.0 million as of December 31, 2015, compared to $113.3 million as of December 31, 2014, an increase of $18.7 million or 16.5%. The net increase was primarily the result of issuance of $17.5 million in common stock related to the acquisition of IBT and $8.8 million in net income partially offset by the redemption of $8.0 million in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”) preferred stock Series C.

Total stockholders’ equity increased to $113.3 million as of December 31, 2014, compared to $66.2 million as of December 31, 2013, an increase of $47.1 million or 71.1%. The increase was primarily a result of our net income of $5.2 million and the sale of common stock in our initial public offering in October 2014 and a private placement offering in January 2014. The offering of 3.1 million common shares at $13.00 per share in our initial public offering resulted in a $35.8 million increase in total stockholders’ equity net of offering costs. The private placement common equity capital offering of 508,000 shares increased total stockholders’ equity by $5.4 million net of offering costs.

For the years ended December 31, 2015, 2014 and 2013, we declared and paid cash dividends on our Series C preferred stock of $98,000, $80,000 and $60,000, respectively. We purchased 10,000 shares of our common stock for $70,000 during the year ended December 31, 2013. We did not purchase any of our common stock during the years ended December 31, 2015 or December 31, 2014.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2015 and 2014, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$119,208	14.25%	$107,197	17.22%
Tier 1 capital (to risk-weighted assets)	107,453	12.85	96,236	15.46
Common equity tier 1 (to risk-weighted assets)	104,360	12.48	n/a	n/a
Tier 1 capital (to average assets)	107,453	10.75	96,236	12.66
Veritex Community Bank
Total capital (to risk-weighted assets)	$104,427	12.49%	$79,616	12.79%
Tier 1 capital (to risk-weighted assets)	97,655	11.68	73,635	11.83
Common equity tier 1 (to risk-weighted assets)	97,655	11.68	n/a	n/a
Tier 1 capital (to average assets)	97,655	9.78	73,635	9.69

Contractual Obligations

The following tables summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015 and 2014 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances and non‑cancelable future operating leases. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the Federal Home Loan Bank totaled approximately $28.4 million and $40.0 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.92% and mature on various dates during 2016, 2017, 2018 and 2022.

	As of December 31, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,213	$2,184	$1,568	$971	$5,936
Time deposits	84,598	13,592	5,626	—	103,816
Advances from FHLB	10,000	15,000	—	3,444	28,444
Other borrowings	—	—	—	8,076	8,076
Standby and commercial letters of credit	1,550	—	400	—	1,950
Commitments to extend credit	81,189	100,543	9,148	45,798	236,678
Total	$178,550	$131,319	$16,742	$58,289	$384,900

	As of December 31, 2014
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$955	$1,783	$1,567	$1,717	$6,022
Time deposits	84,304	8,523	4,061	—	96,888
Advances from FHLB	25,000	10,000	5,000	—	40,000
Other borrowings	—	—	—	8,074	8,074
Standby and commercial letters of credit	418	—	400	—	818
Commitments to extend credit	59,625	46,206	7,827	30,566	144,224
Total	$170,302	$66,512	$18,855	$40,357	$296,026

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

	As of December 31, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$1,550	$—	$400	$—	$1,950
Commitments to extend credit	81,189	100,543	9,148	45,798	236,678
Total	$82,739	$100,543	$9,548	$45,798	$238,628

	As of December 31, 2014
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$418	$—	$400	$—	$818
Commitments to extend credit	59,625	46,206	7,827	30,566	144,224
Total	$60,043	$46,206	$8,227	$30,566	$145,042

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case‑by‑case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Non‑GAAP Financial Measures

Our accounting and reporting policies conform to GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed herein as being non‑GAAP financial measures. We classify a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non‑GAAP financial measures or both.

The non‑GAAP financial measures that we discuss herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non‑GAAP financial measures may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non‑GAAP financial measures we have discussed herein when comparing such non‑GAAP financial measures.

Tangible Book Value Per Common Share.  Tangible book value per common share is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders’ equity less preferred stock, goodwill and core deposit intangible and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$132,046	$113,312	$66,239	$61,860	$58,676
Adjustments:
Preferred stock	—	(8,000)	(8,000)	(8,000)	(8,000)
Common shareholder book value	132,046	105,312	58,239	53,860	50,676
Goodwill	(26,865)	(19,148)	(19,148)	(19,148)	(19,148)
Intangible assets	(2,410)	(1,261)	(1,567)	(1,875)	(2,183)
Total tangible common equity	$102,771	$84,903	$37,524	$32,837	29,345
Common shares outstanding(1)	10,712,472	9,470,832	5,804,703	5,694,340	5,554,487
Book value per common share	$12.33	$11.12	$10.03	$9.46	$9.12
Tangible book value per common share	$9.59	$8.96	$6.46	$5.77	$5.28

(1)

Excludes the dilutive effect, if any, of 271,000, 353,000, 750,000, 765,000 and 700,000 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and 136,000, 145,000, 35,000, 40,000 and 26,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate tangible common equity, as described above, and tangible assets as total assets less goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization. The most directly comparable GAAP financial measure for tangible common equity to tangible assets is total common stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

		As of December 31,
		2015	2014	2013	2012	2011
		(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity		$132,046	$113,312	$66,239	$61,860	$58,676
Adjustments:
Preferred stock		—	(8,000)	(8,000)	(8,000)	(8,000)
Goodwill		(26,865)	(19,148)	(19,148)	(19,148)	(19,148)
Intangible assets		(2,410)	(1,261)	(1,567)	(1,875)	(2,183)
Total tangible common equity		$102,771	$84,903	$37,524	$32,837	29,345
Tangible Assets
Total assets		$1,039,600	$802,286	$664,971	$524,127	$437,820
Adjustments:
Goodwill		(26,865)	(19,148)	(19,148)	(19,148)	(19,148)
Intangible assets		(2,410)	(1,261)	(1,567)	(1,875)	(2,183)
Total tangible assets		$1,010,325	$781,877	$644,256	$503,104	$416,489
Tangible Common Equity to Tangible Assets	%	10.17%	10.86%	5.82%	6.53%	7.05%

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances. These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

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

Business Combinations

We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. We use valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other‑than‑temporary impairment losses, we consider, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near‑term prospects of the issuer, and (3) the intent and our ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The allowance for loan losses is an estimated amount we believe is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Our periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The general reserve is determined in accordance with current authoritative accounting guidance. The Company’s calculation of the general reserve considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to the Company. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in our historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by our adjusted historical loss rate. Specific reserves are determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

The allowance for loan losses is increased by charges to income and decreased by charge‑offs (net of recoveries).

Due to the growth of the Bank over the past several years, a portion of the loans in our portfolio and our lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. We consider delinquency status to be the most meaningful indicator of the credit quality of 1-4 single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of our portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

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

Loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is allocated, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2015 and 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

We have certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. We review and approve these policies and procedures on a regular basis and makes changes as appropriate. We receive frequent reports related to loan originations, quality, concentrations, delinquencies, non‑performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Emerging Growth Company

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have “opted out” of this provision. As a result, we will comply with new or revised accounting standards to the same extent that compliance is required for non‑emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Recently Issued Accounting Pronouncements

See Note 3 of the “Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting prouncements and their anticipated impact on our consolidated financial statements.

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

Our exposure to interest rate risk is managed by the Asset‑Liability Committee of the Bank, in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk which include an analysis of relationships between interest‑earning assets and interest‑bearing liabilities, and an interest rate shock simulation model.

We use interest rate risk simulation models and shock analysis to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics. Contractual maturities and re‑pricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Average life of our non‑maturity deposit accounts are based on standard regulatory decay assumptions and are incorporated into the model. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a twelve‑month horizon based upon parallel and non‑parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non‑parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one‑year period should not decline by more than 6.0% for a 100 basis point shift, 12.0% for a 200 basis point shift, and 18.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12‑month horizon as of the dates indicated:

	As of December 31, 2015		As of December 31, 2014
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	8.56%	19.75%	8.08%	18.16%
+ 200	4.81%	14.31%	4.69%	13.32%
+ 100	1.37%	7.78%	1.66%	6.95%
Base	(1.04)%	—%	(0.19)%	—%
−100	(2.28)%	(4.22)%	(1.00)%	(0.52)%

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence on page F‑1 of this Annual Report on Form 10‑K. See “Item 15.  Exhibits and Financial Statement Schedules” below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report on Form 10‑K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Grant Thornton LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2015, 2014 and 2013 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders, or the 2016 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth in our 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is set forth in our 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth in our 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is set forth in our 2016 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report on Form 10‑K:

1.Financial Statements.

2.Financial Statement Schedules. All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.Exhibits.

Exhibit Index

Each exhibit marked with an asterisk (*) is filed or furnished with this Annual Report on Form 10‑K.

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization dated March 9, 2015, by and among Veritex Holdings, Inc., IBT Bancorp, Inc. and Independent Bank of Texas (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2015)

3.1

Restated Certificate of Formation (with Amendments) of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 22, 2014)

3.2

Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 22, 2014)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 29, 2014)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed August 29, 2014)
4.3

Form of Senior Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.4

Form of Subordinated Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

10.1

Change in Control Agreement dated June 18, 2012 by and among Veritex Community Bank, Veritex Holdings, Inc. and Noreen E. Skelly (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed August 29, 2014)

10.2

Veritex Holdings, Inc. First Amended 2010 Stock Option and Equity Incentive Plan (including form of stock option agreement and stock award agreement) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed August 29, 2014)

10.3	2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 22, 2014)
10.4

Veritex Community Bank Employee Stock Ownership Plan Adoption Agreement dated December 31, 2012 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed August 29, 2014)

10.5

Form of 2013 Subordinated Promissory Note dated December 23, 2014 issued by Veritex Holdings, Inc. (including associated terms and conditions) (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed August 29, 2014)

10.6

Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 29, 2014)

10.7

Registration Rights Agreement among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑1(Registration No. 333‑198484) filed September 22, 2014)

10.8

Director Nomination Agreement by and between Veritex Holdings, Inc. and SunTx Veritex Holdings, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑ 1(Registration No. 333‑198484) filed September 22, 2014)

21.1*	Subsidiaries of Veritex Holdings, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*

The following materials from Veritex Holdings Inc.’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2015 (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2016	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
		Name:	C. Malcolm Holland, III
		Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
/s/ William C. Murphy William C. Murphy	Vice Chairman	March 15, 2016
/s/ Noreen E. Skelly Noreen E. Skelly	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2016
/s/ Pat S. Bolin Pat S. Bolin	Director	March 15, 2016
/s/ Blake Bozman Blake Bozman	Director	March 15, 2016
/s/ Mark Griege Mark Griege	Director	March 15, 2016
/s/ Michael D. Ilagan Michael D. Ilagan	Director	March 15, 2016
/s/ Michael Kowalski Michael Kowalski	Director	March 15, 2016
/s/ John Sughrue John Sughrue	Director	March 15, 2016
/s/ Ray W. Washburne Ray W. Washburne	Director	March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Veritex Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritex Holdings, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 15, 2016

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in thousands, except par value information)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$10,989	$9,223
Interest bearing deposits in other banks	60,562	84,028
Total cash and cash equivalents	71,551	93,251
Investment securities	75,813	45,127
Loans held for sale	2,831	8,858
Loans, net of allowance for loan losses of $6,772 and $5,981, respectively	813,733	597,278
Accrued interest receivable	2,216	1,542
Bank-owned life insurance	19,459	17,822
Bank premises, furniture and equipment, net	17,449	11,150
Non-marketable equity securities	4,167	4,139
Investment in unconsolidated subsidiary	93	93
Other real estate owned	493	105
Intangible assets, net of accumulated amortization of $1,605 and $1,226, respectively	2,410	1,261
Goodwill	26,865	19,148
Other assets	2,520	2,512
Total assets	$1,039,600	$802,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$301,367	$251,124
Interest-bearing	567,043	387,619
Total deposits	868,410	638,743
Accounts payable and accrued expenses	1,776	1,582
Accrued interest payable and other liabilities	848	575
Advances from Federal Home Loan Bank	28,444	40,000
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,983	4,981
Total liabilities	907,554	688,974
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2015 and December 31, 2014; 8,000 shares Series C, issued and outstanding with a $1,000 liquidation value at December 31, 2014	—	8,000
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2015 and December 31, 2014; 10,712,472 and 9,470,832 shares issued and outstanding at December 31, 2015 and December 31, 2014, (excluding 10,000 shares held in treasury)	107	95
Additional paid-in capital	115,721	97,469
Retained earnings	16,739	8,047
Unallocated Employee Stock Ownership Plan shares; 27,993 and 36,935 shares at December 31, 2015 and 2014, respectively	(309)	(401)
Accumulated other comprehensive (loss) income	(142)	172
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	132,046	113,312
Total liabilities and stockholders’ equity	$1,039,600	$802,286

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$33,680	$27,236	$22,755
Interest on investment securities	997	839	613
Interest on deposits in other banks	241	182	132
Interest on other	2	2	2
Total interest income	34,920	28,259	23,502
Interest expense:
Interest on deposit accounts	2,918	2,421	2,207
Interest on borrowings	543	498	254
Total interest expense	3,461	2,919	2,461
Net interest income	31,459	25,340	21,041
Provision for loan losses	868	1,423	1,883
Net interest income after provision for loan losses	30,591	23,917	19,158
Noninterest income:
Service charges and fees on deposit accounts	1,326	1,099	1,001
Gain on sales of investment securities	7	34	—
Gain on sales of loans	1,254	641	632
Gain on sales of other assets owned	19	10	20
Bank-owned life insurance	747	427	385
Other	351	285	353
Total noninterest income	3,704	2,496	2,391
Noninterest expense:
Salaries and employee benefits	11,265	10,037	9,084
Occupancy and equipment	3,477	3,246	3,025
Professional fees	2,023	1,382	737
Data processing and software expense	1,216	1,041	842
FDIC assessment fees	448	421	378
Marketing	799	588	417
Other assets owned expenses and write-downs	53	211	399
Amortization of intangibles	338	295	294
Telephone and communications	263	226	226
Other	1,506	1,056	962
Total noninterest expense	21,388	18,503	16,364
Net income from operations	12,907	7,910	5,185
Income tax expense	4,117	2,705	1,777
Net income	$8,790	$5,205	$3,408
Preferred stock dividends	$98	$80	$60
Net income available to common stockholders	$8,692	$5,125	$3,348
Basic earnings per share	$0.86	$0.73	$0.58
Diluted earnings per share	$0.84	$0.72	$0.57

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$8,790	$5,205	$3,408
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale arising during the period, net	(469)	255	(686)
Reclassification adjustment for net gains included in net income	7	34	—
Other comprehensive (losses) income before tax	(476)	221	(686)
Income tax (benefit) expense	(162)	75	(233)
Other comprehensive (loss) income, net of tax	(314)	146	(453)
Comprehensive income	$8,476	$5,351	$2,955

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

							Unallocated
					(Accumulated	Accumulated	Employee
				Additional	Deficit)	Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at January 1, 2013	$8,000	5,694,340	$57	$53,750	$(426)	$479	—	—	$61,860
Sale of common stock	—	120,363	1	1,209	—	—	—	—	1,210
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Purchase of treasury stock at cost	—	(10,000)	—	—	—	—	—	(70)	(70)
Issuance of warrants related to subordinated debt	—	—	—	21	—	—	—	—	21
Stock based compensation	—	—	—	323	—	—	—	—	323
Net income	—	—	—	—	3,408	—	—	—	3,408
Other comprehensive loss	—	—	—	—	—	(453)	—	—	(453)
Balance at December 31, 2013	$8,000	5,804,703	$58	$55,303	$2,922	$26	—	(70)	$66,239
Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(80)	—	—	—	(80)
Sale and finance of stock to ESOP	—	46,082	—	500	—	—	(500)	—	—
ESOP Shares Allocated	—	—	—	19	—	—	99	—	118
Sale of common stock in initial public offering, net of offering cost of $4,574	—	3,105,000	31	35,760	—	—	—	—	35,791
Issuance of shares to Directors related to vesting of restricted stock units		7,000	—	—	—	—	—	—	—
Stock based compensation	—	—	—	455	—	—	—	—	455
Net income	—	—	—	—	5,205	—	—	—	5,205
Other comprehensive income	—	—	—	—	—	146	—	—	146
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	(401)	$(70)	$113,312
Restricted stock units vested, net 10,025 shares withheld to cover tax withholdings	—	26,426	—	(159)	—	—	—	—	(159)
Exercise of employee stock options	—	21,000	—	210	—	—	—	—	210
Preferred stock dividend Series C	—	—	—	—	(98)	—	—	—	(98)
Redemption of SBLF preferred stock Series C	(8,000)	—	—	—	—	—	—	—	(8,000)
Issuance of shares to ESOP	—	9,147	—	115	—	—	(5)	—	110
ESOP Shares Allocated	—	—	—	12	—	—	97	—	109
Common stock issued for acquisition of IBT Bancorp, Inc., net of offering costs of $252		1,185,067	12	17,441	—	—	—	—	17,453
Stock based compensation	—	—	—	633	—	—	—	—	633
Net income	—	—	—	—	8,790	—	—	—	8,790
Other comprehensive loss	—	—	—	—	—	(314)	—	—	(314)
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$8,790	$5,205	$3,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of core deposit intangibles	1,387	1,339	1,266
Provision for loan losses	868	1,423	1,883
Accretion of loan purchase discount	(194)	(483)	(404)
Stock-based compensation expense	633	455	323
Amortization of other intangible assets	31	14	14
Net amortization of premiums on investment securities	498	400	371
Change in cash surrender value of bank-owned life insurance	(613)	(341)	(323)
Net gain on sales of investment securities	(7)	(34)	—
Gain on sales of loans held for sale	(1,254)	(641)	(632)
Net gain on sales of other real estate owned	(19)	(10)	(20)
Amortization of subordinated note discount	2	—	249
Net originations of loans held for sale	(39,614)	(45,441)	(35,895)
Proceeds from sales of loans held for sale	46,344	39,275	37,294
(Increase) decrease in accrued interest receivable and other assets	(717)	712	(2,076)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(87)	360	683
Net cash provided by operating activities	16,048	2,233	6,141
Cash flows from investing activities:
Purchases of securities available for sale	(344,813)	(310,983)	(146,787)
Sales of securities available for sale	3,779	981	120,000
Proceeds from maturities, calls and pay downs of investment securities	314,029	310,334	9,664
Net cash received in acquisition	11,150	—	—
Sales (purchases) of non-marketable equity securities, net	762	(1,425)	(125)
Net loans originated	(128,612)	(109,175)	(98,513)
Purchases of bank-owned life insurance	—	(7,006)	(5,000)
Net additions to bank premises and equipment	(2,392)	(2,243)	(576)
Proceeds from sales of other real estate owned	124	2,817	1,566
Net cash used in investing activities	(145,973)	(116,700)	(119,771)
Cash flows from financing activities:
Net change in deposits	132,241	64,805	126,036
Net decrease in advances from Federal Home Loan Bank	(15,059)	25,000	5,000
Change in other borrowings	(926)	—	—
Issuance of subordinated notes	—	—	5,000
Purchase of common stock held in treasury	—	—	(70)
Proceeds from exercise of employee stock options	210	—	—
Redemption of SBLF preferred stock Series C	(8,000)	—	—
Dividends paid on preferred stock	(98)	(80)	(60)
Proceeds from payments on ESOP Loan	109	118	—
Proceeds from issuance of common stock in Initial Public Offering, net of offering cost of $4,574	—	35,791	—
Proceeds from issuance of common stock, net offering cost of $61 for the year ended December 31, 2014	—	5,438	1,210
Offering costs paid in connection with acquisition	(252)	—	—
Net cash provided by financing activities	108,225	131,072	137,116
Net increase (decrease) in cash and cash equivalents	(21,700)	16,605	23,486
Cash and cash equivalents at beginning of year	93,251	76,646	53,160
Cash and cash equivalents at end of year	$71,551	$93,251	$76,646

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

Veritex through its wholly-owned subsidiary, Veritex Community Bank (Bank), collectively the “Company”, a Texas state banking organization, with corporate offices in Dallas, Texas, currently operates ten branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Federal Reserve are the primary regulators of the Company, which performs periodic examinations to ensure regulatory compliance.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Veritex and its wholly‑owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association.

The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry.

All material intercompany transactions have been eliminated upon consolidation.

Accounting standards codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) is the officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s chief operating decision-maker, the CEO, uses the consolidated results to make operating and strategic decisions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2015 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations, cash flows from operating, investing, or investment activities, or consolidated financial position.

Initial Public Offering (IPO)

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

Acquisition

On July 1, 2015, the Company completed the acquisition of IBT Bancorp, Inc. (“IBT”), the parent holding company of Independent Bank of Texas (“Independent Bank”), headquartered in Irving, Texas with two banking locations in the Dallas metropolitan area. Under the terms of the definitive agreement, the Company issued 1,185,067 shares of its common stock (with cash in lieu of fractional shares) and paid approximately $4,000 in cash for the outstanding shares of IBT common stock in connection with the closing of the acquisition. Refer to note 25 – Business Combinations for further information regarding the acquisition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, including investment securities available for sale and loans held for sale, and the status of contingencies are particularly susceptible to significant change in the near term.

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

Cash and cash equivalents include interest-bearing deposits in other banks of $60.6 million and $84.0 million, at December 31, 2015 and 2014, respectively.

Restrictions on cash

The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2015 and 2014 were approximately $28,100 and $23,365, respectively.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other‑than‑temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near‑term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2015, 2014 and 2013 there were no other-than-temporary impairment losses reflected in earnings as realized losses.

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

Loans and Allowance for Loan Losses

Loans, excluding certain purchased loans that have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or pay‑off are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the effective‑interest method on the daily balances of the principal amounts outstanding. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.

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

The allowance for loan losses is an estimated amount management believes is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Management’s periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The general reserve is determined in accordance with current authoritative accounting guidance. The Company’s calculation of the general reserve considers historical loss rates for the last three years adjusted for qualitative factors based upon general economic conditions and other qualitative risk factors both internal and external to the Company. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by the Company’s adjusted historical loss rate. Specific reserves are determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.

The allowance for loan losses is increased by charges to income and decreased by charge‑offs (net of recoveries).

Due to the growth of the Bank over the past several years, a portion of the loans in its portfolio and its lending relationships are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in theses loan portfolios are impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one‑to‑four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process the Company refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of the portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial, construction, and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.

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

The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2015 and 2014, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, non‑performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

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

Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.

The Company utilizes methodical credit standards and analysis to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.

Certain Acquired Loans

As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310‑30 to determine whether (i) there was evidence of credit deterioration since origination, and (ii) it was probable that the Company would not collect all contractually required payments receivable. The Company determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified based on a review of each individual loan. Therefore, generally each individual loan that should have been or was on non‑accrual at the acquisition date and each individual loan that was deemed impaired were included subject to ASC 310‑30 accounting. These loans were recorded at the discounted expected cash flows of the individual loan.

Loans which were evaluated under ASC 310‑30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310‑30‑35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non‑accrual. If, at acquisition, the Company identified loans that they could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non‑accrual and accounted for under the cost recovery method. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non‑accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income.

Loans to which ASC 310-30 accounting is applied are deemed purchased credit impaired (“PCI”) loans.

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

Bank Premises and Equipment

Buildings and improvements, furniture and equipment are carried at cost less accumulated depreciation computed using the straight‑line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements	10 - 40 years
Leasehold improvements	Term of lease
Furniture and equipment	3 - 10 years

Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in operations as incurred.

Non‑Marketable Equity Securities

The Bank is a member of its regional Federal Reserve Bank (FRB) and of the Federal Home Loan Bank system (FHLB). FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non‑marketable equity securities are carried at cost which approximates fair value.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write‑down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

Bank‑Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank‑owned life insurance (BOLI) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in noninterest income in the accompanying consolidated statements of income.

Goodwill and Intangible Assets

Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on December 31 or when a triggering event occurs. The Company’s goodwill test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. Intangible assets consist of core deposit intangibles and other intangible assets related to operating leases with favorable market terms acquired in business combinations. Intangible assets are initially recognized based on a valuation performed as of the acquisition date. Core deposit intangibles are being amortized on a straight-line basis over the estimated useful lives of seven to nine years. Intangible assets related to operating leases are amortized over the remaining life of the acquired lease using the straight‑line method. All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2015, 2014 and 2013.

Advertising and Marketing

Advertising and marketing consists of the Company’s advertising and marketing in its local market. Advertising and marketing is expensed as incurred.

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

The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more‑likely‑than‑not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2015 and 2014, management has determined there are no material uncertain tax positions.

When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2015 and 2014. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2012.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off‑balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Stock Based Compensation

Compensation cost is recognized for stock options and stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award.

Treasury Stock

Treasury stock is stated at cost, which is determined by the first‑in, first‑out method.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of securities available for sale, net of tax. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.

ESOP

Effective January 1, 2012, the Company adopted the Veritex Community Bank Employee Stock Ownership Plan (ESOP) covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant’s 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company’s discretionary contribution that is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

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

Servicing Assets

The Company accounts for its servicing assets at amortized cost in accordance with ASC 860, “Servicing Assets and Liabilities.” The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets. Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment. The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates. Servicing rights are amortized in proportion to, and over the period of the related net servicing income.

Earnings Per Share

Earnings per share (EPS) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Earnings (numerator)
Net income	$8,790	$5,205	$3,408
Less: preferred stock dividends	98	80	60
Net income allocated to common stockholders	$8,692	$5,125	$3,348
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,061	6,992	5,788
Dilutive effect of employee stock-based awards	271	161	61
Adjusted weighted average shares outstanding	10,332	7,153	5,849
Earnings per share:
Basic	$0.86	$0.73	$0.58
Diluted	$0.84	$0.72	$0.57

For the year ended December 31, 2013, the Company excluded from diluted EPS weighted average shares of performance stock options representing the right to purchase 423,000 shares of the Company’s common stock because the issuance of shares related to these options is contingent upon the satisfaction of certain conditions unrelated to earnings or market value and these conditions were not met. In addition, for the year ended December 31, 2013, the Company excluded from diluted EPS weighted average warrants representing the right to purchase 1,000 shares of the Company’s common stock because the effect was anti‑dilutive.

2. Supplemental Statement of Cash Flows

Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,520	$2,927	$2,470
Cash paid for income taxes	$4,100	$2,750	$2,475
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$—	$500	$—
Issuance of stock to ESOP	$110	$—	$—
Net issuance of common stock for vesting of restricted stock units to cover withholding	$159	$500	$—
Net foreclosure of other real estate owned	$493	$1,115	$1,154

Supplemental schedule of noncash investing activities from the IBT acquisition is as follows:

	Year Ended December 31,
	2015	2014
Noncash assets acquired
Securities available for sale	4,646	—
Loans	88,459	—
Bank premises, furniture and equipment (1)	4,947	—
Securities available for sale	790	—
Bank-owned life insurance	1,024	—
Accrued interest receivable	250	—
Servicing assets	323
Goodwill	7,717	—
Core deposit intangibles	1,078	—
Other assets	—	—
Total assets	$109,234	$—

Noncash liabilities assumed:
Deposits	$97,426	$—
FHLB advances	3,503	—
Other borrowings	926	—
Other liabilities	824	—
Total liabilities	$102,679	$—

1,185,067 shares of common stock exchanged in connection with acquisition	$17,705	$—

(1) Included within bank premises, furniture and equipment is building and land at fair values of $3,310 and $1,490, respectively.

3. Recent Accounting Pronouncements

ASU 2016-02 “Leases (Topic 842)" is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement and have not determined if the topic will have a significant impact on the consolidated financial statements.

ASU 2016-01 “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. This update will be effective for the Company on January 1, 2018. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

ASU 2015-17 “Income Taxes (Topic 740)” (“ASU 2015-17”) requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-2017 is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. The Company has evaluated the impact of this pronouncement and does not expect it to have a significant impact on the consolidated financial statements.

ASU 2015-16 “Business Combinations (Topic 805)” (“ASU 2015-16”) requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-2016 is effective for fiscal years beginning after December 31, 2015, including interim periods within those fiscal years. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

ASU 2014-04 “Receivables (Topic 310) - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

ASU 2014-11 “Transfers and Servicing (Topic 860)” (“ASU 2014-11”) requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The amendments to ASU 2014-11 update the accounting for repurchase-to-maturity transactions and link repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. ASU 2014-11 also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales that are economically similar to repurchase agreements. The second disclosure provides added transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual and interim periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” ("ASU 2014-12") requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

4. Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
	$76,027	$242	$456	$75,813

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$1,928	$—	$47	$1,881
Corporate bonds	500	—	—	500
Municipal securities	965	22	—	987
Mortgage-backed securities	28,588	256	73	28,771
Collateralized mortgage obligations	11,752	124	37	11,839
Asset-backed securities	1,134	15	—	1,149
	$44,867	$417	$157	$45,127

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$2,978	$7	$809	$29	$3,787	$36
Municipal securities	4,216	52	—	—	4,216	52
Mortgage-backed securities	32,255	253	2,792	39	35,047	292
Collateralized mortgage obligations	8,672	76	—	—	8,672	76
	$48,121	$388	$3,601	$68	$51,722	$456

	December 31, 2014
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$1,881	$47	$1,881	$47
Mortgage-backed securities	10,148	39	3,572	34	13,720	73
Collateralized mortgage obligations	1,580	7	2,442	30	4,022	37
	$11,728	$46	$7,895	$111	$19,623	$157

The number of investment positions in an unrealized loss position totaled 52 and 23 at December 31, 2015 December 31, 2014, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2015. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

The amortized costs and estimated fair values of securities available for sale, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage‑backed securities, collateralized mortgage obligations, and asset‑backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage‑backed, collateralized mortgage obligations and asset‑backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$996	$999
Due from one year to five years	4,869	4,851
Due from five years to ten years	428	417
Due after ten years	4,268	4,217
	10,561	10,484
Mortgage-backed securities	46,180	46,056
Collateralized mortgage obligations	18,379	18,384
Asset-backed securities	907	889
	$76,027	$75,813

	December 31, 2014
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$500	$500
Due from one year to five years	1,930	1,932
Due from five years to ten years	963	936
Due after ten years	—	—
	3,393	3,368
Mortgage-backed securities	28,588	28,771
Collateralized mortgage obligations	11,752	11,839
Asset-backed securities	1,134	1,149
	$44,867	$45,127

Proceeds from sales of investment securities available for sale and gross gains and losses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
Proceeds from sales	$3,779	$981	$120,000
Gross realized gains	7	34	—
Gross realized losses	—	—	—

The majority of the investment securities sold during 2013 were sold for tax planning purposes.

As further explained in Note 11, there was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of December 31, 2015 and 2014.

5. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,	December 31,
	2015	2014
Real estate:
Construction and land	$126,422	$69,966
Farmland	11,696	10,528
1 - 4 family residential	137,704	105,788
Multi-family residential	8,695	9,964
Nonfarm nonresidential	284,622	195,839
Commercial	246,124	207,101
Consumer	5,304	4,124
	820,567	603,310
Deferred loan fees	(62)	(51)
Allowance for loan losses	(6,772)	(5,981)
	$813,733	$597,278

Included in the net loan portfolio as of December 31, 2015 and 2014 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $1,029 and $185, respectively. The discount is being accreted into income using the interest method over the life of the loans.

An institution which has reported loans for construction, land development, and other land loans representing 100% or more of total risk‑based capital, or total non‑owner occupied commercial real estate loans representing 300% or more of the institution’s total risk‑based capital and the outstanding balance of commercial real estate loan portfolio has increased by 50% or more during the prior 36 months, may be identified for further supervisory analysis by regulators to assess the nature and risk posed by the concentration. As of December 31, 2015, the Company had total commercial real estate loans (CRE) representing 295% of total risk‑based capital. Included in these amounts, the Company had construction, land development, and other land loans representing 121% of total risk‑based capital at December 31, 2015 indicating a concentration in commercial real estate lending. Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of CRE exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on CRE concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. At December 31, 2015, Management believes that it has implemented these practices in order to monitor its CRE lending program and that it is in compliance with the requirements and guidance of federal banking agencies including the federal reserve for institutions with concentrations in commercial real estate lending.

The majority of the loan portfolio consists of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2015 and 2014.

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

Non‑accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	December 31,	December 31,
	2015	2014
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	187	—
Multi-family residential	—	—
Nonfarm nonresidential	—	375
Commercial	383	34
Consumer	21	27
	$591	$436

During the years ended December 31, 2015 and 2014, interest income not recognized on non‑accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of December 31, 2015 and 2014 is as follows:

	December 31, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$3	$—	$—	$3	$126,419	$126,422	$—
Farmland	—	—	—	—	11,696	11,696	—
1 - 4 family residential	215	438	187	840	136,864	137,704	—
Multi-family residential	—	—	—	—	8,695	8,695	—
Nonfarm nonresidential	—	175	—	175	284,447	284,622	—
Commercial	883	81	159	1,123	245,001	246,124	83
Consumer	8	2	1	11	5,293	5,304	1
	$1,109	$696	$347	$2,152	$818,415	$820,567	$84

	December 31, 2014
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$12	$—	$541	$553	$69,413	$69,966	$—
Farmland	—	—	—	—	10,528	10,528	—
1 - 4 family residential	512	—	—	512	105,276	105,788	—
Multi-family residential	—	—	—	—	9,964	9,964	—
Nonfarm nonresidential	—	375	—	375	195,464	195,839	—
Commercial	6	34	—	40	207,061	207,101	—
Consumer	26	—	—	26	4,098	4,124	—
	$556	$409	$541	$1,506	$601,804	$603,310	$—

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

Impaired loans, including purchased credit impaired loans and troubled debt restructurings, at December 31, 2015 and 2014 are summarized in the following tables.

	December 31, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$10
Farmland	—	—	—	—	—	—
1 - 4 family residential	353	353	—	353	—	191
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,265	1,265	—	1,265	—	1,146
Commercial	740	390	350	740	186	533
Consumer	21	3	18	21	7	27
Total	$2,379	$2,011	$368	$2,379	$193	$1,907

	December 31, 2014
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$819	$—	$541	$541	$44	$611
Farmland	—	—	—	—	—	—
1 - 4 family residential	168	168	—	168	—	205
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,086	1,086	—	1,086	—	980
Commercial	223	183	40	223	30	361
Consumer	38	8	30	38	13	44
Total	$2,334	$1,445	$611	$2,056	$87	$2,201

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the years ended December 31, 2015 and 2014, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,727 and $1,677 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the terms of certain loans were modified as TDRs as follows:

During the year ended December 31, 2015
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	399	—	—	—	391
Commercial	1	268	—	—	246	—
Consumer	—	—	—	—	—	—
Total	2	$667	$—	$—	$246	$391

During the year ended December 31, 2014
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	18	4	8	—	—
Total	2	$18	$4	$8	$—	$—

All TDRs are measured individually for impairment. Of the two loans restructured during the year ended December 31, 2015, both are performing as agreed to the modified terms. A specific allowance for loan losses of $132 is recorded for one of the loans as of December 31, 2015. One of the two loans is on non-accrual status as of December 31, 2015.

Of the two loans restructured during the year ended December 31, 2014, both are performing as agreed to the modified terms. A specific allowance for loan losses of $2 is recorded for one of the loans as of December 31, 2014.  Neither of the two loans were on non-accrual status as of December 31, 2014.

Interest income recorded during 2015 and 2014 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

There were no loans modified as a troubled debt restructured loan for which there was a payment default during the year ended December 31, 2015 or December 31, 2014. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2015 or 2014.

Credit Quality Indicators

From a credit risk standpoint, the Company classifies its loans in one of the following categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged‑off.

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

Credits rated doubtful are those in which full collection of principal appears highly questionable, and in which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non‑accrual.

The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of December 31, 2015 and 2014:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$69,425	$—	$541	$—	$69,966
Farmland	10,528	—	—	—	10,528
1 - 4 family residential	105,786	—	2	—	105,788
Multi-family residential	9,964	—	—	—	9,964
Nonfarm nonresidential	195,464	—	375	—	195,839
Commercial	205,681	672	748	—	207,101
Consumer	3,925	—	199	—	4,124
Total	$600,773	$672	$1,865	$—	$603,310

An analysis of the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of year	$5,981	$5,018	$3,238
Provision charged to earnings	868	1,423	1,883
Charge-offs	(140)	(510)	(240)
Recoveries	63	50	137
Net charge-offs	(77)	(460)	(103)
Balance at end of year	$6,772	$5,981	$5,018

The allowance for loan losses as a percentage of total loans was 0.83%, 0.99% and 1.01% as of December 31, 2015, 2014 and 2013, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014:

	December 31, 2015
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$186	$7	$193
Total specific reserves	—	—	—	186	7	193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

	December 31, 2014
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$660	$970	$1,726	$1,585	$77	$5,018
Provision (recapture) charged to earnings	137	226	162	909	(11)	1,423
Charge-offs	(28)	(30)	—	(448)	(4)	(510)
Recoveries	—	—	2	46	2	50
Net charge-offs (recoveries)	(28)	(30)	2	(402)	(2)	(460)
Balance at end of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Period-end amount allocated to:
Specific reserves:
Impaired loans	$44	$—	$—	$30	$13	$87
Total specific reserves	44	—	—	30	13	87
General reserves	725	1,166	1,890	2,062	51	5,894
Total	$769	$1,166	$1,890	$2,092	$64	$5,981

The Company’s recorded investment in loans as of December 31, 2015 and 2014 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$353	$1,265	$740	$21	$2,379
Loans collectively evaluated for impairment	138,118	146,046	283,357	245,384	5,283	818,188
Total	$138,118	$146,399	$284,622	$246,124	$5,304	$820,567

	December 31, 2014
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$541	$168	$1,086	$223	$38	$2,056
Loans collectively evaluated for impairment	79,953	115,584	194,753	206,878	4,086	601,254
Total	$80,494	$115,752	$195,839	$207,101	$4,124	$603,310

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired loans). Accretion on purchased credit impaired loans is based on estimated future cash flows, regardless of contractual maturity.

The carrying amount of purchased credit impaired loans as of December 31, 2015 and 2014 was insignificant.

Servicing Assets

At December 31, 2015, the Company was servicing loans of approximately $21,659. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$—	$—
Servicing asset acquired through acquisition	323
Increase from loan sales	126	—
Amortization charged to income	(23)	—
Increase in valuation allowance	—	—
Balance at end of period	$426	$—

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2015. No servicing assets were held by the bank prior to the IBT acquisition. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At December 31, 2015, there was no valuation allowance recorded

During the fiscal year ended December 31, 2015, the Bank sold $6,724 of Small Business Administration loans resulting in a gain of $550.  In connection with the sale, the Bank recorded a servicing asset of $126.

6. Bank Premises and Equipment

Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2015	2014
Building and improvements	$7,673	$2,672
Leasehold improvements	3,024	2,942
Land	6,671	5,181
Furniture, fixtures and equipment	4,498	3,732
	21,866	14,527
Less accumulated depreciation	4,417	3,377
	$17,449	$11,150

The Company recorded depreciation expense of approximately $1,040, $1,045 and $972 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Non‑marketable Equity Securities

Investments in non‑marketable equity securities in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2015	2014
Federal Home Loan Bank of Dallas stock	$1,270	$1,907
Federal Reserve Bank of Dallas stock	2,847	2,182
Other non-marketable equity securities	50	50
	$4,167	$4,139

8. Intangible Assets

Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2015
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	6.7 years	$3,459	$1,517	$1,942
Servicing asset	10.1 years	449	23	426
Other intangible assets	5.3 years	107	65	42
		$4,015	$1,605	$2,410

	December 31, 2014
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	5.0 years	$2,380	$1,170	$1,210
Other intangible assets	6.3 years	107	56	51
		$2,487	$1,226	$1,261

For the years ended December 31, 2015, 2014 and 2013, amortization expense related to intangible assets of approximately $378, $306 and $308 respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 was as follows:

Year	Amount
2016	456
2017	456
2018	364
2019	245
2020	219
Thereafter	670
$2,410

9. Goodwill

Changes in the carrying amount of goodwill are summarized as follows:

	December 31,
	2015	2014
Beginning of year	$19,148	$19,148
Effect of acquisitions	7,717	—
Impairment losses	—	—
End of year	$26,865	$19,148

10. Deposits

Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2015	2014
Noninterest-bearing demand accounts	$301,367	$251,124
Interest-bearing demand accounts	72,536	57,556
Savings accounts	9,045	6,101
Limited access money market accounts	381,646	227,074
Certificates of deposit, greater than $100	86,048	79,517
Certificates of deposit, less than $100	17,768	17,371
Total	$868,410	$638,743

As of December 31, 2015, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2016	$84,598
2017	9,055
2018	4,537
2019	1,727
2020	3,899
Total	$103,816

The aggregate amount of demand deposit overdrafts that have been reclassified as loans was $63 and $50 as of December 31, 2015 and 2014, respectively. Brokered deposits at December 31, 2015 and 2014 totaled approximately $80,841 and $4,940, respectively.

11. Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $28,444 and $40,000 at December 31, 2015 and 2014, respectively. As of December 31, 2015, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.92% and mature on various dates during 2016, 2017, 2018 and 2022. The Company had the availability to borrow additional funds of approximately $300,475 as of December 31, 2015.

Contractual maturities of FHLB advances at December 31, 2015 were as follows:

2016	$10,000
2017	10,000
2018	5,000
2019	-
2020	-
Thereafter	3,444
Total	$28,444

12. Other Credit Extensions

As of December 31, 2015 and 2014, the Company maintained two credit facilities with commercial banks which provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $14,600. There were no borrowings against these lines as of December 31, 2015 or 2014.

As of December 31, 2015 and 2014, the Company maintained a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $152,235 and $164,026, respectively. Approximately $208,677 and $201,210 of commercial loans were pledged as collateral at December 31, 2015 and 2014, respectively. There were no borrowings against this line as of December 31, 2015 or 2014.

13. Junior Subordinated Debentures and Subordinated Notes

Junior subordinated debentures and subordinated notes in the accompanying consolidated balance sheets are as follows:

	December 31,
	2015	2014
Junior subordinated debentures(1)	$3,093	$3,093
Subordinated notes(2)	$4,983	$4,981

(1)	Trust Securities with a rate of LIBOR plus 1.85% debentures payable to Parkway National Capital Trust 1 with stated maturity of 2036.
(2)	Unsecured notes with a fixed rate of 6% payable to entities of an affiliate with stated maturity of 2023 (less discount of $17 and $19 as of December 31, 2015 and 2014, respectively.

Junior Subordinated Debentures

In connection with the acquisition of Fidelity Resource Company during 2011, the Company assumed $3,093 in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by Parkway National Capital Trust I (“Trust”), a statutory business trust and acquired wholly‑owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month

LIBOR plus 1.85% percent. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2015 and 2014 was 2.18% and 2.09%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

The Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.

Subordinated Notes

During 2013 the Company issued, in the aggregate principal amount of $5,000, subordinated promissory notes (Notes) via a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company for the purpose of using the proceeds to support the growth of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6% per annum, and unpaid principal and interest due at the stated maturity in the year 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, the Notes may be redeemed in whole or in part on any interest payment date that occurs on or after December 23, 2018 subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.

In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $11 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid‑in capital and the related debt discount is being accreted into interest expense.

14. Income Taxes

The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit):
Current	$4,492	$3,171	$2,491
Deferred	(375)	(466)	(714)
	$4,117	$2,705	$1,777

The table below reconciles income tax expense for the years ended December 31, 2015, 2014 and 2013 computed by applying the applicable U.S. Federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2015	2014	2013
Federal income tax expense rate at 34%	$4,388	$2,690	$1,763
Stock option expense	—	—	76
Bank-owned life insurance income	(208)	(118)	(110)
Non-deductible dues and memberships	56	50	48
Non-deductible meals and entertainment	46	43	24
Recognition of deferred tax asset related to non-qualified stock options (1)	(186)	—	—
Other	21	40	(24)
Total income tax expense	$4,117	$2,705	$1,777
Effective tax rate	31.9%	34.2%	34.3%

(1)	Discrete tax item.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$166	$-
Organizational costs	150	167
Allowance for loan losses	2,423	1,868
Deferred loan fees	21	18
Non-accrual interest	4	69
Capital loss carryforward	85	85
FHLB Borrowing	65	-
Deferred rent expenses	65	66
Restricted stock	88	131
Stock options	283	73
Accrued bonuses	319	271
Other	204	137
Total deferred tax assets	3,873	2,885
Deferred tax liabilities:
Net unrealized (loss) gain on securities available for sale	(73)	88
Core deposit intangibles	663	412
FHLB stock dividends	4	27
Bank premises and equipment	1,747	973
Total deferred tax liabilities	2,341	1,500
Net deferred tax asset	$1,532	$1,385

Included in the accompanying consolidated balance sheets as of December 31, 2015 is a current tax liability of $488 in accrued interest payable and other liabilities and a net deferred tax asset of $1,532 in other assets. Included in the accompanying consolidated balance sheets in as of December 31, 2014 is a current tax liability of $89 in accrued interest payable and other liabilities and a net deferred tax asset of $1,385 in other assets.

For federal income tax purposes, the Company has a net operating loss carry-forward of approximately $488 that will expire beginning in 2030.

15. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases expiring in various years through 2022. Minimum future rental payments under these non‑cancelable operating leases as of December 31, 2015 for each of the next five years and in the aggregate are:

Year End December 31,	Amount
2016	$1,213
2017	1,213
2018	971
2019	822
2020	746
Thereafter	971
Total	$5,936

The Company acquired an executed sublease for a portion the rentable space at one of the acquired IBT branch locations which expires in February 2017. The total of minimum sublease rentals to be received in the future under this non-cancelable sublease is approximately $69.

Rental expense was approximately $1,399, $1,468 and $1,353 for the years ended December 31, 2015, 2014 and 2013, respectively. Rental income was approximately $30 for the year ended December 31, 2015. There was no rental income for the years ended December 31, 2014 or 2013.

Certain of the operating leases above provide for renewal options at their fair value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

16. Other Non-interest Expense

Significant components of the Company’s other non-interest expense are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Business development	$205	$192	$168
Office and postage	341	240	216
Insurance	139	92	100
Security	136	115	105
Travel	45	41	42
Training	47	45	34
Other	595	331	297
Total	$1,506	$1,056	$962

17. Fair Value Disclosures

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2015
Investment securities available for sale	$—	$75,813	$—	$75,813
As of December 31, 2014
Investment securities available for sale	$—	$45,127	$—	$45,127

There were no liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2015 and 2014.

Certain assets and liabilities are measured at fair value on a non‑recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

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

The following table summarizes assets measured at fair value on a non‑recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2015
Assets:
Impaired loans	$—	$—	$2,379	$2,379
Other real estate owned	$—	$—	$—	$—
As of December 31, 2014
Assets:
Impaired loans	$—	$—	$2,056	$2,056
Other real estate owned	$—	$—	$50	$50

At December 31, 2015, impaired loans had a carrying value of $2,379 with $193 specific allowance for loan loss allocated. At December 31, 2014, impaired loans had a carrying value of $2,056, with $87 specific allowance for loan loss allocated.

The Company records other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate. There were no other real estate properties recorded at fair value at December 31, 2015. Other real estate owned properties recorded at fair value were approximately $50 at December 31, 2014.

There were no liabilities measured at fair value on a non‑recurring basis as of December 31, 2015 and 2014.

For Level 3 financial assets measured at fair value as of December 31, 2015 and 2014, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,379	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

December 31, 2014
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,056	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$50	Collateral Method	Adjustments for selling costs	8%

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

Servicing Assets:    Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of December 31, 2015 and 2014 were as follows:

	December 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$71,551	$71,551	$93,251	$93,251
Investment securities	75,813	75,813	45,127	45,127
Loans held for sale	2,831	2,831	8,858	8,858
Accrued interest receivable	2,216	2,216	1,542	1,542
Bank-owned life insurance	19,459	19,459	17,822	17,822
Servicing asset	426	426	—	—
Non-marketable equity securities	4,167	4,167	4,139	4,139
Level 3 inputs:
Loans, net	813,733	811,455	597,278	596,138
Financial liabilities:
Level 2 inputs:
Deposits	$868,410	$844,966	$638,743	$630,402
Advances from FHLB	28,444	28,826	40,000	40,028
Accrued interest payable	108	108	126	126
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,983	4,983	4,981	4,981

18. Financial Instruments with Off‑Balance Sheet Risk

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

The following table sets forth the approximate amounts of these financial instruments as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Commitments to extend credit	$236,678	$144,224
Standby and commercial letters of credit	1,950	818
	$238,628	$145,042

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

19. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the years ending December 31, 2015 and 2014.

ESOP

Effective January 1, 2012, the Company adopted the ESOP covering all employees that meet certain age and service requirements. Plan assets are held and managed by the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the participant’s 401(k) contribution made during that year. Compensation expense is measured based upon the expected amount of the Company’s discretionary contribution that is determined on an annual basis and is accrued ratably over the year. Shares are committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability is based upon fair value of the shares and become outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. In December 2015, the company received a $109 debt payment from the ESOP and released 8,942 shares from collateral.  The released shares were allocated to employee accounts. The shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets.

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2015, 2014 and 2013 was approximately $154, $150 and $120, respectively.

The following is a summary of the ESOP shares as of December 31, 2015 and December 31, 2014.

	December 31,	December 31,
	2015	2014
Allocated shares	35,047	16,958
Unearned shares	27,993	36,935
Total ESOP shares	63,040	53,893
Fair value of unearned shares	$454	$523

20. Stock and Incentive Plans

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

The Board authorized that the 2010 Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10‑year contractual terms for non‑controlling participants as defined by the 2010 Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the 2010 Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the 2010 Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance‑based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the 2010 Incentive Plan.

During the year ended December 31, 2015, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 incentive plan.

During the year ended December 31, 2014, the Company awarded 30,000 non-performance‑based stock options and 50,000 performance‑based stock options. During the year ended December 31, 2014 the Company awarded 28,500 restricted stock units.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2015, 2014 and 2013, approximately $224, $329 and $323 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Year Ended December 31,
	2015	2014
Dividend yield	—%	—%
Expected life	—	6.5 to 6.9 years
Expected volatility	—%	5.60%
Risk-free interest rate	—%	2.54 to 2.85%

The expected life is based on the expected amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk‑free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of option activity under the 2010 Incentive Plan at December 31, 2015 and 2014, and changes during the years then ended is presented below:

	2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—	—
Granted during the period	—	—		—	—
Forfeited during the period	(6,000)	10.00		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	(21,000)	10.00		—	—
Outstanding at the end of period	325,500	$10.15	5.56 years	—	$—	—
Options exercisable at end of period	238,500	$10.08	5.41 years	—	$—	—
Weighted average fair value of options granted during the period		$—			$—

	2014
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	327,500	$10.03	7.69 years	422,500	$10.02	8.0 years
Granted during the period	30,000	11.53		50,000	11.26
Forfeited during the period	(5,000)	10.85		(5,000)	10.85
Cancelled	—	—		(467,500)	10.14
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.58 years	—	$—	—
Options exercisable at end of period	189,000	$10.05	6.37 years	—	$—	—
Weighted average fair value of options granted during the period		$1.94			$2.03

As of December 31, 2015 and 2014, the aggregate intrinsic value was $1,971 and $1,420, respectively, for outstanding non-performance‑based stock options and $1,462 and $780, respectively, for exercisable non-performance‑based stock options.

There were no performance‑based stock options outstanding or exercisable  as of December 31, 2015 or December 31, 2014.

As of December 31, 2015 and 2014, there was approximately $51 and $230, respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense as of December 31, 2015 is expected to be recognized over the remaining weighted average requisite service period of 0.86 years.

As of December 31, 2015 there was no unrecognized compensation expense related to performance-based options.

A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of December 31, 2015 and 2014, and changes during the years then ended is as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	62,250	$10.86	35,000	$10.02
Granted during the period	—	—	28,500	11.93
Vested during the period	(20,000)	10.00	—	—
Forfeited during the period	(2,500)	10.17	(1,250)	10.85
Nonvested at December 31,	39,750	$11.34	62,250	$10.86

As of December 31, 2015 and 2014, there was $174 and $286,  respectively, of total unrecognized compensation expense related to non-vested restricted stock units. The compensation expense as of December 31, 2015 is expected to be recognized over the remaining weighted average requisite service period of 1.62 years.

2014 Omnibus Plan

In September 2014, the Company adopted an omnibus incentive plan (the “2014 Omnibus Plan”). The purpose of the 2014 Omnibus Plan is to align the long-term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company’s long-term performance and growth. To accomplish these goals, the 2014 Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash-based awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the 2014 Omnibus Plan is 1,000,000.

The Company granted 52,080 options and 33,474 restricted stock units to its employees and directors during the year ended December 31, 2015 under the 2014 Omnibus Plan. Of the options awarded,  44,080 vest equally over three years from the date of grant and the remaining 8,000 vest equally over five years from the date of grant. Of the restricted stock units awarded,  25,474 include a market condition based on the Company’s total shareholder return relative to a market index which determines the number of restricted stock units which may vest equally over a three year period from the date of grant. The remaining 8,000 restricted stock units do not include market conditions and vest equally over a five-year period from the date of grant. During the year ended December 31, 2014, 89,903 restricted stock units were granted to employees and directors under the 2014 Omnibus Plan. There were no options awarded to employees or directors in 2014 under the 2014 Omnibus Plan.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	For the Year Ended December 31,
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

A summary of the status of the Company’s options and restricted stock units as of December 31, 2015, and changes during the year then ended, is as follows:

2015
Nonperformance-based stock options
Weighted
	Shares	Weighted	Average
	Underlying	Exercise	Contractual
	Options	Price	Term
Outstanding at beginning of year	—	$—	—
Granted during the period	52,080	14.35
Forfeited during the period	—	—
Cancelled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	52,080	$14.35	9.12 years
Options exercisable at end of period	—	$—	—
Weighted average fair value of options granted during the period		$5.57

	2015		2014
	Restricted Stock Units		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	82,903	$13.00	—	$—
Granted during the year	33,474	14.51	89,903	13.00
Vested during the year	(16,451)	13.00	(7,000)	13.00
Forfeited during the year	(3,533)	13.00	—	—
Nonvested at December 31,	96,393	$13.52	82,903	$13.00

As of December 31, 2015, the aggregate intrinsic value was $97 for outstanding stock options under the 2014 Omnibus Plan. There were no outstanding stock options under the Omnibus plan at December 31, 2014.

For the year ended December 31, 2015, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $83 and $326 for options and restricted stock units, respectively. For the year ended December 31, 2014, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $0 and $126 for options and restricted stock units, respectively. There was no compensation expense in 2013 related to the 2014 Omnibus Plan.

As of December 31, 2015 and 2014 there was $979 and $922 of total unrecognized compensation expense related to restricted stock units awarded under the 2014 Omnibus Plan, respectively. As of December 31, 2015 and 2014 there was $187 and $0 of total unrecognized compensation expense related to stock options awarded under the 2014 Omnibus Plan, respectively. As of December 31, 2015 the compensation expense related to these restricted stock units and options is expected to be recognized over the remaining weighted average requisite service period of 3.50 and 2.42 years, respectively.

21. Significant Concentrations of Credit Risk

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

22. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amounts of such loans were approximately $8,371 and $11,353 as of December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, new advances of approximately $6,100 were made with approximately $9,082 principal payments received. During the year ended December 31, 2014, new advances of approximately $2,745 were made with approximately $8,095 principal payments received. There were $3,425 and $228 in unfunded commitments to related parties as of December 31, 2015 and 2014, respectively.

Deposits received from related parties as of December 31, 2015 and 2014 totaled approximately $29,892 and $17,303, respectively.

As disclosed in Note 13, the Company issued $5,000 in subordinated notes to two entities controlled by a certain affiliate of the Company.

23. Preferred Stock

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

The SBLF Preferred Stock qualified as Tier 1 capital and paid non‑cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of December 22, 2015 was set at 1.00% based upon the increase in QBSL as compared to the baseline.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount of $1,000 per share plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On December 22, 2015, the Company redeemed all 8,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $8,018. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. Immediately after the redemption, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. The redemption terminates the Company’s participation in the SBLF program.

24. Capital Requirements and Restrictions on Retained Earnings

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019.

Starting in January 2016, the implementation of the capital conservation buffer will be effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2015 and December 31, 2014, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2015 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

										To Be Well
										Capitalized Under
					For Capital					Prompt Corrective
	Actual				Adequacy Purposes					Action Provisions
	Amount		Ratio		Amount			Ratio		Amount			Ratio
As of December 31, 2015
Total capital (to risk-weighted assets)
Company		$119,208	14.25%	≥		$66,924	≥	8.0%	≥		n/a	≥	n/a
Bank		$104,427	12.49%	≥		$66,887	≥	8.0%	≥		$83,608	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company		$107,453	12.85%	≥		$50,173	≥	6.0%	≥		n/a	≥	n/a
Bank		$97,655	11.68%	≥		$50,165	≥	6.0%	≥		$66,887	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company		$104,360	12.48%	≥		$37,630	≥	4.5%	≥		n/a	≥	n/a
Bank		$97,655	11.68%	≥		$37,624	≥	4.5%	≥		$54,346	≥	6.5%
Tier 1 capital (to average assets)
Company		$107,453	10.75%	≥		$39,983	≥	4.0%	≥		n/a	≥	n/a
Bank		$97,655	9.78%	≥		$39,941	≥	4.0%	≥		$49,926	≥	5.0%
As of December 31, 2014
Total capital (to risk-weighted assets)
Company		$107,197	17.22%	≥		$49,814	≥	8.0%	≥		n/a	≥	n/a
Bank		$79,616	12.79%	≥		$49,788	≥	8.0%	≥		$62,235	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company		$96,236	15.46%	≥		$24,907	≥	4.0%	≥		n/a	≥	n/a
Bank		$73,635	11.83%	≥		$24,894	≥	4.0%	≥		$37,341	≥	6.0%
Common equity tier 1 to risk-weighted assets
Company	$	n/a	n/a %	≥	$	n/a	≥	n/a %	≥		n/a	≥	n/a
Bank	$	n/a	n/a %	≥	$	n/a	≥	n/a %	≥	$	n/a	≥	n/a %
Tier 1 capital (to average assets)
Company		$96,236	12.66%	≥		$30,400	≥	4.0%	≥		n/a	≥	n/a
Bank		$73,635	9.69%	≥		$30,386	≥	4.0%	≥		$37,983	≥	5.0%

25. Business Combinations

All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the acquisition date. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market willing participants at the measurement date. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices, third party valuations, and estimates made by management. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The identified core deposit intangibles for the acquisition are being amortized on straight-line basis with no residual value over an estimated life of ten years. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

During the three months ended December 31, 2015, the Company made certain measurement-period adjustments to previous purchase accounting estimates for the July 1, 2015 acquisition of IBT. The differences from estimated values resulted from completion of the valuations.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are presented as follows:

Assets of acquired bank:	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Final Recorded Value
Cash and cash equivalents	$15,150	$—	$15,150
Securities available for sale	4,646	—	4,646
Loans	88,497	(38)	88,459
Bank premises, furniture and equipment (1)	4,947	—	4,947
Securities available for sale	790	—	790
Bank-owned life insurance	1,024	—	1,024
Accrued interest receivable	250	—	250
Goodwill	6,877	840	7,717
Servicing assets	323	—	323
Core deposit intangibles	1,078	—	1,078
Other assets	504	(504)	—
Total assets	$124,086	$298	$124,384

Liabilities of acquired bank:
Deposits	$97,426	$—	$97,426
FHLB advances	3,503	—	3,503
Other borrowings	926	—	926
Other liabilities	526	298	824
Total liabilities	$102,381	$298	$102,679

Cash paid to shareholders of acquired entity	$4,000	$—	$4,000
1,185,067 shares of common stock exchanged in connection with acquisition	$17,705	$—	$17,705

1(1) Included within bank premises, furniture and equipment is building and land at fair values of $3,310 and $1,490, respectively.

26. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$14,512	$27,399
Investment in subsidiaries	125,435	93,897
Other assets	332	232
Total assets	$140,279	$121,528
Liabilities and Stockholders’ Equity
Other liabilities	$157	$142
Other borrowings	8,076	8,074
Total liabilities	8,233	8,216
Stockholders’ equity
Preferred stock	—	8,000
Common stock	107	95
Additional paid-in capital	115,721	97,469
Retained earnings	16,739	8,047
Unallocated employee stock ownership plan shares	(309)	(401)
Accumulated other comprehensive income	(142)	172
Treasury stock	(70)	(70)
Total stockholders’ equity	132,046	113,312
Total liabilities and stockholders’ equity	$140,279	$121,528

Statements of Income

	Year Ended December 31,
	2015	2014
Interest income:
Other	$2	$2
Interest expense:
Interest on borrowings	376	379
Net interest expense	(374)	(377)
Noninterest expense:
Salaries and employee benefits	161	162
Professional fees	799	212
Other	2	17
Total noninterest expense	962	391
Loss before income tax benefit and equity in undistributed
Income of subsidiaries	(1,336)	(768)
Income tax benefit	(454)	(256)
Income before equity in undistributed income of subsidiaries	(882)	(512)
Equity in undistributed income of subsidiaries	9,672	5,717
Net income	$8,790	$5,205

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,790	$5,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt costs	2	2
Equity in undistributed net income of Bank	(9,672)	(5,717)
Decrease in other assets	9	68
Decrease in other liabilities	(144)	(444)
Net cash used in operating activities	(1,015)	(886)
Cash flows from investing activities:
Net cash paid in acquisition	(3,841)	—
Capital investment in subsidiaries	—	(15,000)
Net cash used in investing activities	(3,841)	(15,000)
Cash flows from financing activities:
Sale of common stock in initial public offering, net of offering cost of $4,574	—	35,791
Proceeds from issuance of common stock, net	—	5,438
Proceeds from exercise of employee stock options	210	—
Redemption of SBLF preferred stock series C	(8,000)	—
Proceeds from payments on ESOP loan	109	118
Offering costs paid in connection with acquisition	(252)	—
Dividends paid on preferred stock	(98)	(80)
Net cash provided by financing activities	(8,031)	41,267
Net increase in cash and cash equivalents	(12,887)	25,381
Cash and cash equivalents at beginning of year	27,399	2,018
Cash and cash equivalents at end of year	$14,512	$27,399