Form 10-Q
period 2016-03-31
Veritex Holdings, Inc.
filed 2016-04-28
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2016, there were 10,724,078 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2016 and December 31, 2015

(Dollars in thousands, except par value information)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$12,416	$10,989
Interest bearing deposits in other banks	79,967	60,562
Total cash and cash equivalents	92,383	71,551
Investment securities	79,146	75,813
Loans held for sale	3,597	2,831
Loans, net of allowance for loan losses of $7,372 and $6,772, respectively	877,978	813,733
Accrued interest receivable	2,252	2,216
Bank-owned life insurance	19,614	19,459
Bank premises, furniture and equipment, net	17,248	17,449
Non-marketable equity securities	5,541	4,167
Investment in unconsolidated subsidiary	93	93
Other real estate owned	493	493
Intangible assets, net of accumulated amortization of $1,724 and $1,605, respectively	2,347	2,410
Goodwill	26,865	26,865
Other assets	2,923	2,520
Total assets	$1,130,480	$1,039,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$296,481	$301,367
Interest-bearing	649,577	567,043
Total deposits	946,058	868,410
Accounts payable and accrued expenses	2,122	1,776
Accrued interest payable and other liabilities	573	848
Advances from Federal Home Loan Bank	38,410	28,444
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,983	4,983
Total liabilities	995,239	907,554
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2016 and December 31, 2015; 10,724,078 and 10,712,472 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (excluding 10,000 shares held in treasury)	107	107
Additional paid-in capital	115,876	115,721
Retained earnings	19,552	16,739
Unallocated Employee Stock Ownership Plan shares; 27,993 and 27,993 shares at March 31, 2016 and December 31, 2015, respectively	(309)	(309)
Accumulated other comprehensive income (loss)	85	(142)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	135,241	132,046
Total liabilities and stockholders’ equity	$1,130,480	$1,039,600

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$10,355	$7,348
Interest on investment securities	335	212
Interest on deposits in other banks	92	54
Interest on other	1	—
Total interest income	10,783	7,614
Interest expense:
Interest on deposit accounts	935	631
Interest on borrowings	158	126
Total interest expense	1,093	757
Net interest income	9,690	6,857
Provision for loan losses	845	110
Net interest income after provision for loan losses	8,845	6,747
Noninterest income:
Service charges and fees on deposit accounts	434	245
Gain on sales of investment securities	15	7
Gain on sales of loans	662	302
Gain (loss) on sales of other assets owned	—	(2)
Bank-owned life insurance	193	178
Other	69	36
Total noninterest income	1,373	766
Noninterest expense:
Salaries and employee benefits	3,174	2,657
Occupancy and equipment	901	857
Professional fees	573	540
Data processing and software expense	284	263
FDIC assessment fees	137	100
Marketing	200	205
Other assets owned expenses and write-downs	75	13
Amortization of intangibles	95	73
Telephone and communications	97	57
Other	439	317
Total noninterest expense	5,975	5,082
Net income from operations	4,243	2,431
Income tax expense	1,430	607
Net income	$2,813	$1,824
Preferred stock dividends	$—	$20
Net income available to common stockholders	$2,813	$1,804
Basic earnings per share	$0.26	$0.19
Diluted earnings per share	$0.26	$0.19

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,813	$1,824
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period, net	359	16
Reclassification adjustment for net gains included in net income	15	7
Other comprehensive income before tax	344	9
Income tax expense	117	3
Other comprehensive income, net of tax	227	6
Comprehensive income	$3,040	$1,830

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 4,171 shares withheld to cover tax withholdings	—	11,606	—	(68)	—	—	—	—	(68)
Stock based compensation	—	—	—	223	—	—	—	—	223
Net income	—	—	—	—	2,813	—	—	—	2,813
Other comprehensive income	—	—	—	—	—	227	—	—	227
Balance at March 31, 2016	$—	10,724,078	$107	$115,876	$19,552	$85	$(309)	$(70)	$135,241

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312
Restricted stock units vested, net 6,191 shares withheld to cover tax withholdings	—	13,809	—	(96)	—	—	—	—	(96)
Preferred stock dividend Series C	—	—	—	—	(20)	—	—	—	(20)
Stock based compensation	—	—	—	107	—	—	—	—	107
Net income	—	—	—	—	1,824	—	—	—	1,824
Other comprehensive income	—	—	—	—	—	6	—	—	6
Balance at March 31, 2015	$8,000	9,484,641	$95	$97,480	$9,851	$178	$(401)	$(70)	$115,133

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,813	$1,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of core deposit intangibles	373	325
Provision for loan losses	845	110
Accretion of loan purchase discount	(84)	(48)
Stock-based compensation expense	223	107
Amortization of other intangible assets	21	1
Net amortization of premiums on investment securities	189	89
Change in cash surrender value of bank-owned life insurance	(155)	(147)
Net gain on sales of investment securities	(15)	(7)
Gain on sales of loans held for sale	(662)	(302)
Net gain on sales of other real estate owned	—	2
Net originations of loans held for sale	(10,562)	(10,022)
Write down on foreclosed assets	64	—
Proceeds from sales of loans held for sale	10,010	16,674
Increase in accrued interest receivable and other assets	(514)	(460)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(45)	284
Net cash provided by operating activities	2,501	8,430
Cash flows from investing activities:
Purchases of securities available for sale	(18,228)	(14,922)
Sales of securities available for sale	8,378	3,778
Proceeds from maturities, calls and pay downs of investment securities	6,686	2,807
(Purchases) sales of non-marketable equity securities, net	(1,374)	1,003
Net loans originated	(64,672)	(12,716)
Net additions to bank premises and equipment	(73)	(627)
Proceeds from sales of other real estate owned	—	48
Net cash used in investing activities	(69,283)	(20,629)
Cash flows from financing activities:
Net change in deposits	77,648	29,512
Net increase (decrease) in advances from Federal Home Loan Bank	9,966	(25,000)
Dividends paid on preferred stock	—	(20)
Net cash provided by financing activities	87,614	4,492
Net increase (decrease) in cash and cash equivalents	20,832	(7,707)
Cash and cash equivalents at beginning of year	71,551	93,251
Cash and cash equivalents at end of year	$92,383	$85,544

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies

Nature of Organization

Veritex Holdings, Inc. (“Veritex” or the “Company”), a Texas corporation and bank holding company, was incorporated in July 2009 and was formed for the purpose of acquiring one or more financial institutions located in Dallas, Texas and surrounding areas.

Veritex through its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates ten branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company, which performs periodic examinations to ensure regulatory compliance.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Veritex and the Bank as its wholly‑owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at March 31, 2016 and December 31, 2015, consolidated results of operations for the three months ended March 31, 2016 and 2015, consolidated stockholders’ equity for the three months ended March 31, 2016 and 2015 and consolidated cash flows for the three months ended March 31, 2016 and 2015.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 15, 2016.

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

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent on the other and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit. The Company’s chief operating decision-maker, the CEO, uses the consolidated results to make operating and strategic decisions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

Earnings Per Share

Earnings per share (“EPS”) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Earnings (numerator)
Net income	$2,813	$1,824
Less: preferred stock dividends	—	20
Net income allocated to common stockholders	$2,813	$1,804
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,694	9,448
Dilutive effect of employee stock-based awards	270	296
Adjusted weighted average shares outstanding	10,964	9,744
Earnings per share:
Basic	$0.26	$0.19
Diluted	$0.26	$0.19

For the three months ended March 31, 2016 and 2015, the Company excluded from diluted EPS weighted average shares of stock options representing the right to purchase 111,882 and 44,080 shares of the Company’s common stock, respectively, as the inclusion of those shares would have been anti-dilutive.

Recent Accounting Pronouncements

ASU 2016-09 " Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

2. Statement of Cash Flows

Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,106	$775
Cash paid for income taxes	2,025	100
Supplemental Disclosures of Non-Cash Flow Information:
Net issuance of common stock for vesting of restricted stock units to cover withholding	68	96
Net foreclosure of other real estate owned	$114	$493

3. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$782	$—	$22	$760
Municipal securities	7,048	26	25	7,049
Mortgage-backed securities	45,496	140	146	45,490
Collateralized mortgage obligations	24,821	200	24	24,997
Asset-backed securities	871	—	21	850
	$79,018	$366	$238	$79,146

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
	$76,027	$242	$456	$75,813

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$760	$22	$760	$22
Municipal securities	3,444	25	—	—	3,444	25
Mortgage-backed securities	18,828	100	3,514	46	22,342	146
Collateralized mortgage obligations	3,632	32	1,134	13	4,766	45
	$25,904	$157	$5,408	$81	$31,312	$238

	December 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$2,978	$7	$809	$29	$3,787	$36
Municipal securities	4,216	52	—	—	4,216	52
Mortgage-backed securities	32,255	253	2,792	39	35,047	292
Collateralized mortgage obligations	8,672	76	—	—	8,672	76
	$48,121	$388	$3,601	$68	$51,722	$456

The number of investment positions in an unrealized loss position totaled 24 and 52 at March 31, 2016 and December 31, 2015, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2016. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

	March 31, 2016
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	2,617	2,628
Due from five years to ten years	396	389
Due after ten years	4,817	4,792
	7,830	7,809
Mortgage-backed securities	45,496	45,490
Collateralized mortgage obligations	24,821	24,997
Asset-backed securities	871	850
	$79,018	$79,146

	December 31, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$996	$999
Due from one year to five years	4,869	4,851
Due from five years to ten years	428	417
Due after ten years	4,268	4,215
	10,561	10,482
Mortgage-backed securities	46,180	46,057
Collateralized mortgage obligations	18,379	18,384
Asset-backed securities	907	890
	$76,027	$75,813

Proceeds from sales of investment securities available for sale and gross gains and losses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$8,378	$3,778
Gross realized gains	43	7
Gross realized losses	39	-

Also included in gain on sale of investment securities in the accompanying condensed consolidated statements of income are gross gains of $11 and losses of $0 from calls of investment securities for the three months ended March 31, 2016. There were no gross gains or losses from calls of investment securities for the three months ended March 31, 2015.

There was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of March 31, 2016 and December 31, 2015.

4. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	March 31,	December 31,
	2016	2015
Real estate:
Construction and land	$143,405	$126,422
Farmland	11,288	11,696
1 - 4 family residential	136,734	137,704
Multi-family residential	16,594	8,695
Nonfarm nonresidential	307,949	284,622
Commercial	264,492	246,124
Consumer	4,953	5,304
	885,415	820,567
Deferred loan fees	(65)	(62)
Allowance for loan losses	(7,372)	(6,772)
	$877,978	$813,733

Included in the net loan portfolio as of March 31, 2016 and December 31, 2015 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $857 and $1,029, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of March 31, 2016 and December 31, 2015.

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

Non‑accrual loans, excluding purchased credit impaired loans, aggregated by class of loans are as follows:

	March 31,	December 31,
	2016	2015
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	184	187
Multi-family residential	—	—
Nonfarm nonresidential	—	—
Commercial	322	383
Consumer	19	21
	$525	$591

During the three months ended March 31, 2016 and 2015, interest income not recognized on non‑accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$45	$—	$—	$45	$143,360	$143,405	$—
Farmland	—	—	—	—	11,288	11,288	—
1 - 4 family residential	709	228	228	1,165	135,569	136,734	60
Multi-family residential	—	—	—	—	16,594	16,594	—
Nonfarm nonresidential	—	—	—	—	307,949	307,949	—
Commercial	1,142	37	224	1,403	263,089	264,492	81
Consumer	4	—	—	4	4,949	4,953	—
	$1,900	$265	$452	$2,617	$882,798	$885,415	$141

	December 31, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$3	$—	$—	$3	$126,419	$126,422	$—
Farmland	—	—	—	—	11,696	11,696	—
1 - 4 family residential	215	438	187	840	136,864	137,704	—
Multi-family residential	—	—	—	—	8,695	8,695	—
Nonfarm nonresidential	—	175	—	175	284,447	284,622	—
Commercial	883	81	159	1,123	245,001	246,124	83
Consumer	8	2	1	11	5,293	5,304	1
	$1,109	$696	$347	$2,152	$818,415	$820,567	$84

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

Impaired loans, including purchased credit impaired loans and TDRs, at March 31, 2016 and December 31, 2015 are summarized in the following tables.

	March 31, 2016
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	350	350	—	350	—	352
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	388	388	—	388	—	604
Commercial	294	126	168	294	41	202
Consumer	19	2	17	19	6	21
Total	$1,051	$866	$185	$1,051	$47	$1,179

	December 31, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$10
Farmland	—	—	—	—	—	—
1 - 4 family residential	353	353	—	353	—	191
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,265	1,265	—	1,265	—	1,146
Commercial	740	390	350	740	186	533
Consumer	21	3	18	21	7	27
Total	$2,379	$2,011	$368	$2,379	$193	$1,907

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the three months ended March 31, 2016 and 2015, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $593 and $1,727 as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016, no loans were modified as TDRs. During the three months ended March 31, 2015 the terms of certain loans modified as TDRs were as follows:

During the three months ended March 31, 2015
Post-Modification Outstanding Recorded Investment
Extended
		Pre-			Extended	Maturity,
		Modification			Maturity	Restructured
		Outstanding	Adjusted		and	Payments and
	Number	Recorded	Interest	Extended	Restructured	Adjusted
	of Loans	Investment	Rate	Maturity	Payments	Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	399	—	—	—	397
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$399	$—	$—	$—	$397

The one loan restructured during the three months ended March 31, 2015 was performing as agreed to the modified terms.

There was one loan modified as a TDR loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2016. The loan was secured by inventory that was repossessed subsequent to the default. The allowance for loan loss was charged $143 related to the repossession. There were no loans modified as a TDR loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2015. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the three months ended March 31, 2016 and 2015 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2016 or December 31, 2015.

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

The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$143,405	$—	$—	$—	$143,405
Farmland	11,288	—	—	—	11,288
1 - 4 family residential	135,129	759	846	—	136,734
Multi-family residential	16,594	—	—	—	16,594
Nonfarm nonresidential	307,185	764	—	—	307,949
Commercial(1)	251,430	12,053	994	15	264,492
Consumer	4,934	—	19	—	4,953
Total	$869,965	$13,576	$1,859	$15	$885,415

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567
(1)	Subsequent to March 31, 2016, the Company further downgraded a $6.0 million loan classified as Special Mention to Substandard.

An analysis of the allowance for loan losses for the three months ended March 31, 2016, the year ended December 31, 2015, and the three months ended March 31, 2015 is as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of year	$6,772	$5,981	$5,981
Provision charged to earnings	845	868	110
Charge-offs	(249)	(140)	(102)
Recoveries	4	63	17
Net charge-offs	(245)	(77)	(85)
Balance at end of year	$7,372	$6,772	$6,006

The allowance for loan losses as a percentage of total loans was 0.83%, 0.98% and 0.83% as of March 31, 2016, March 31, 2015, and December 31, 2015, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Three Months Ended March 31, 2016
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision charged to earnings	191	2	296	351	5	845
Charge-offs	—	—	—	(240)	(9)	(249)
Recoveries	—	—	—	4	—	4
Net charge-offs (recoveries)	—	—	—	(236)	(9)	(245)
Balance at end of period	$1,295	$1,126	$2,485	$2,439	$27	$7,372
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$42	$6	$48
Total specific reserves	—	—	—	42	6	48
General reserves	1,295	1,126	2,485	2,397	21	7,324
Total	$1,295	$1,126	$2,485	$2,439	$27	$7,372

	For the Three Months Ended March 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of period	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	137	74	(54)	(40)	(7)	110
Charge-offs	(48)	—	—	(50)	(4)	(102)
Recoveries	—	—	5	12	—	17
Net charge-offs (recoveries)	(48)	—	5	(38)	(4)	(85)
Balance at end of period	$858	$1,240	$1,841	$2,014	$53	$6,006
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$113	$10	$123
Total specific reserves	—	—	—	113	10	123
General reserves	858	1,240	1,841	1,901	43	5,883
Total	$858	$1,240	$1,841	$2,014	$53	$6,006

	For the Year Ended December 31, 2015
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$186	$7	$193
Total specific reserves	—	—	—	186	7	193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

The Company’s recorded investment in loans as of March 31, 2016 and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2016
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$350	$388	$294	$19	$1,051
Loans collectively evaluated for impairment	154,693	152,978	307,561	264,198	4,934	884,364
Total	$154,693	$153,328	$307,949	$264,492	$4,953	$885,415

	December 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$353	$1,265	$740	$21	$2,379
Loans collectively evaluated for impairment	138,118	146,046	283,357	245,384	5,283	818,188
Total	$138,118	$146,399	$284,622	$246,124	$5,304	$820,567

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired, or “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

Servicing Assets

At March 31, 2016, the Company was servicing loans of approximately $24,035. A summary of the changes in the related servicing assets are as follows:

Three months ended March 31,
2016
Balance at beginning of year	$426
Servicing asset acquired through acquisition	—
Increase from loan sales	57
Amortization charged to income	(19)
Increase in valuation allowance	—
Balance at end of period	$464

The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2016. No servicing assets were held by the bank prior to the acquisition of IBT Bancorp, Inc. (“IBT”). Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At March 31, 2016, there was no valuation allowance recorded

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on the relative fair market value of it and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2016.

5. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.1% and 32.6% for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from bank owned life insurance. The Company’s reported effective tax rates after including the net impact of discrete items for the three months ended March 31, 2016 and 2015 of 33.7% and 25.0%, respectively, in the accompanying condensed consolidated statements of income.

The Company’s provision for income taxes for the three months ended March 31, 2015 was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying consolidated balance sheets as of March 31, 2016 is a current tax receivable of approximately $86 and a net deferred tax asset of approximately $1,435 in other assets. Included in the accompanying consolidated balance sheets as of December 31, 2015 is a current tax liability of $488 in accrued interest payable and other liabilities and a net deferred tax asset of $1,532 in other assets.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $341 and $363 for the three months ended March 31, 2016 and 2015, respectively.

7. Fair Value Disclosures

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

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of March 31, 2016
Investment securities available for sale	$—	$79,146	$—	$79,146
As of December 31, 2015
Investment securities available for sale	$—	$75,813	$—	$75,813

There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2016 and 2015.

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

The following table summarizes assets measured at fair value on a non‑ recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of March 31, 2016
Assets:
Impaired loans	$—	$—	$1,051	$1,051
Other real estate owned	$—	$—	$—	$—
As of December 31, 2015
Assets:
Impaired loans	$—	$—	$2,379	$2,379
Other real estate owned	$—	$—	$—	$—

At March 31, 2016, impaired loans had a carrying value of $1,051, with $47 specific allowance for loan loss allocated.

At December 31, 2015, impaired loans had a carrying value of $2,379, with $193 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non‑recurring basis as of March 31, 2016 or December 31, 2015.

For Level 3 financial assets measured at fair value as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,051	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

December 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,379	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

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

Loans and loans held for sale:  For variable‑rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, 1-4 family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At March 31, 2016 no valuation allowance was recorded.

Bank‑owned life insurance: The carrying amounts of bank‑owned life insurance approximate their fair value.

Non‑marketable equity securities: The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable‑rate certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed‑rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank: The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.

Junior subordinated debentures and subordinated notes: The fair values are based upon prevailing rates on similar debt in the market place.

Accrued interest: The carrying amounts of accrued interest approximate their fair values due to short-term maturity.

Off‑balance sheet instruments: Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s condensed consolidated financial statements.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$92,383	$92,383	$71,551	$71,551
Investment securities	79,146	79,146	75,813	75,813
Loans held for sale	3,597	3,597	2,831	2,831
Accrued interest receivable	2,252	2,252	2,216	2,216
Bank-owned life insurance	19,614	19,614	19,459	19,459
Servicing asset	464	464	426	426
Non-marketable equity securities	5,541	5,541	4,167	4,167
Level 3 inputs:
Loans, net	877,978	875,941	813,733	811,455
Financial liabilities:
Level 2 inputs:
Deposits	$946,058	$925,840	$868,410	$844,966
Advances from FHLB	38,410	38,706	28,444	28,826
Accrued interest payable	95	95	108	108
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,983	4,983	4,983	4,983

8. Financial Instruments with Off‑Balance Sheet Risk

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

The following table sets forth the approximate amounts of these financial instruments as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Commitments to extend credit	$252,003	$236,678
Standby and commercial letters of credit	1,650	1,950
	$253,653	$238,628

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

9. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the three months ended March 31, 2016 and 2015.

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

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 was approximately $41 and $45, respectively.

The following is a summary of ESOP shares as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Allocated shares	35,047	35,047
Unearned shares	27,993	27,993
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$407	$454

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

During the three months ended March 31, 2016 and 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options under the 2010 Incentive Plan.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three months ended March 31, 2016 and 2015, approximately $29 and $21 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2016 and 2015, and changes during the period then ended is presented below:

For Three Months Ended March 31, 2016
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	325,500	$10.15	5.56 years	—	$—	—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	325,500	$10.15	5.31 years	—	$—	—
Options exercisable at end of period	294,500	$10.07	5.14 years	—	$—	—
Weighted average fair value of options granted during the period		$—			$—

For Three Months Ended March 31, 2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.33 years	—	$—
Options exercisable at end of period	245,000	$10.05	6.10 years	—	$—
Weighted average fair value of options granted during the period		$—			$—

As of March 31, 2016, December 31, 2015 and March 31, 2015, the aggregate intrinsic value was $1,426 $1,971 and $1,350, respectively, for outstanding non-performance‑based stock options, $1,313, $1,462 and $960, respectively, for exercisable non-performance‑based stock options.

As of March 31, 2016, December 31, 2015 and March 31, 2015, there were no performance‑based stock options outstanding or exercisable.

As of March 31, 2016, December 31, 2015 and March 31, 2015, there was approximately $43, $51 and $186 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense at March 31, 2016 is expected to be recognized over the remaining weighted average requisite service period of 1.95 years.

As of March 31, 2016, there was no unrecognized compensation expense related to performance-based options.

A summary of the status of the Company’s restricted stock units under the 2010 incentive plan as of March 31, 2016 and 2015, and changes during the three months then ended is as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	39,750	$11.34	62,250	$10.86
Granted during the period	—	—	—	—
Vested during the period	(5,000)	10.00	(20,000)	10.00
Forfeited during the period	—	—	—	—
Nonvested at March 31,	34,750	$11.53	42,250	$11.30

As of March 31, 2016, December 31, 2015 and March 31, 2015, there was $153, $174, and $258 respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The compensation expense as of March 31, 2016 expected to be recognized over the remaining weighted average requisite service period of 1.60 years.

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

The Company granted 71,286 options and 54,930 restricted stock units to its employees and directors during the three months ended March 31, 2016 under the 2014 Omnibus Plan. Of the options awarded, 56,286 vest in equal annual installments over a three-year period from the grant date and the remainder vest in equal annual installments over a five-year period from the grant date. 34,190 of the restricted stock units awarded include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant. The remaining 20,740 grants do not include market conditions, 8,000 vest in five equal annual installments beginning in 2017, 9,240 vest in equal quarterly installments during 2016 and the remaining 3,500 vest in three equal annual installments beginning January 1, 2017.

The Company granted 44,080 options and 25,474 restricted stock units to its employees and directors during the three months ended March 31, 2015 under the 2014 Omnibus Plan. The options vest equally over three years from the date of grant. The restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Three Months Ended March 31,
	2016	2015
Dividend yield	0.00%	0.00%
Expected life	5.0 to 6.5 years	6 years
Expected volatility	35.23% to 37.55%	37.00%
Risk-free interest rate	1.26% to 2.01%	1.81%

The expected life is based on the amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company as well as the volatility of certain comparable public company peers. The risk‑free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of March 31, 2016 and 2015, and changes during the three months ended is as follows:

	2016			2015
	Nonperformance-based stock options			Nonperformance-based stock options
			Weighted			Weighted
	Shares	Weighted	Average	Shares	Weighted	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	52,080	$14.35	9.12 years	—	$—
Granted during the period	71,286	15.88		44,080	14.17
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	123,366	$15.23	9.41 years	44,080	$14.17	9.76 years
Options exercisable at end of period	14,693	$14.17	8.76 years	—	$—
Weighted average fair value of options granted during the period		$6.09			$5.46

As of March 31, 2016, December 31, 2015 and March 31, 2015 the aggregate intrinsic value was $0, $97 and $0 for outstanding stock options under the 2014 Omnibus plan. As of March 31, 2016 the aggregate intrinsic value was $5 for exercisable stock options outstanding under the 2014 Omnibus plan, there were no exercisable stock options outstanding under the 2014 Omnibus Plan as of December 31, 2015 or March 31, 2015.

A summary of the status of the Company’s restricted stock units under the 2014 Omnibus Plan as of March 31, 2016 and 2015, and changes during the three months ended is as follows:

	2016		2015
	Restricted stock units		Restricted stock units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	96,393	$13.00	82,903	$13.00
Granted during the period	54,930	11.82	25,474	9.45
Vested during the period	(10,777)	14.61	—	—
Forfeited during the period	—	—	—	—
Nonvested at March 31,	140,546	$12.42	108,377	$13.28

For the three months ended March 31, 2016, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $51 and $144 for options and restricted stock units, respectively.

For the three months ended March 31, 2015, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $18 and $69 for options and restricted stock units, respectively.

As of March 31, 2016, December 31, 2015 and March 31, 2015 there was $560, $187 and $201 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of March 31, 2016, December 31, 2015 and March 31, 2015 there was $1,485, $979 and $1,072 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.91 and 3.19 years, respectively.

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

12. Preferred Stock

On August 25, 2011, the Company entered into a Small Business Lending Fund‑Securities Purchase Agreement (the “SBLF Purchase Agreement”) with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company sold 8,000 shares of the Company’s Senior Non‑Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”) to the Treasury for a purchase price of $8,000. The issuance was pursuant to the Small Business Lending Fund (“SBLF”) program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks.

The SBLF Preferred Stock qualifies as Tier 1 capital and pays non-cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1%. For the tenth calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of December 22, 2015 was set at 1% based upon the increase in QBSL as compared to the baseline.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount of $1,000 per share plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On December 22, 2015, the Company redeemed all 8,000 shares of SBLF Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $8,018. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. Immediately after the redemption, the Company’s capital ratios remained in excess of those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. The redemption terminated the Company’s participation in the SBLF program.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

Starting in January 2016, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and December 31, 2015 that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2016 and December 31, 2015, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2016 that management believes have changed the Company’s categorization as “well capitalized”.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of March 31, 2016
Total capital (to risk-weighted assets)
Company	$122,332	13.38%	≥	$73,143	≥	8.0%	≥	n/a	≥	n/a
Bank	$107,771	11.76%	≥	$73,314	≥	8.0%	≥	$91,642	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$109,976	12.03%	≥	$54,851	≥	6.0%	≥	n/a	≥	n/a
Bank	$100,399	10.95%	≥	$55,013	≥	6.0%	≥	$73,351	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$106,883	11.69%	≥	$41,144	≥	4.5%	≥	n/a	≥	n/a
Bank	$100,399	10.95%	≥	$41,260	≥	4.5%	≥	$59,598	≥	6.5%
Tier 1 capital (to average assets)
Company	$109,976	10.38%	≥	$42,380	≥	4.0%	≥	n/a	≥	n/a
Bank	$100,399	9.48%	≥	$42,362	≥	4.0%	≥	$52,953	≥	5.0%
As of December 31, 2015
Total capital (to risk-weighted assets)
Company	$119,208	14.25%	≥	$66,924	≥	8.0%	≥	n/a	≥	n/a
Bank	$104,427	12.49%	≥	$66,887	≥	8.0%	≥	$83,608	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$107,453	12.85%	≥	$50,173	≥	6.0%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$50,165	≥	6.0%	≥	$66,887	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$104,360	12.48%	≥	$37,630	≥	4.5%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$37,624	≥	4.5%	≥	$54,346	≥	6.5%
Tier 1 capital (to average assets)
Company	$107,453	10.75%	≥	$39,983	≥	4.0%	≥	n/a	≥	n/a
Bank	$97,655	9.78%	≥	$39,941	≥	4.0%	≥	$49,926	≥	5.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2015.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired, and integrated four banks. As of March 31, 2016, we had total assets of $1.1 billion, total loans of $885.4 million, total deposits of $946.1 million and total stockholders’ equity of $135.2 million.

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

Certain Events Affect Year-Over-Year Comparability

The comparability of our consolidated results of operations for the three months ended March 31, 2016 and March 31, 2015 is affected by the IBT acquisition, which closed on July 1, 2015.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

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

Compared to the three months ended March 31, 2015, net interest income before provision for loan losses increased by $2.8 million from $6.9 million to $9.7 million for the three months ended March 31, 2016. The increase in net interest income before provision for loan losses was primarily due to increased interest income on loans as average loan balances increased by $243.0 million compared to March 31, 2015 due to the loans acquired in the acquisition of IBT, which closed in July 2015, and organic loan growth. Average loan balance grew $90.5 million from the acquisition of IBT and $152.5 million from organic growth. The net interest margin improved 0.05% to 3.87% from 3.82% for the same three months in 2015. The rate paid on interest-bearing liabilities decreased from 0.71% for the three months ended March 31, 2015 to 0.67% for the three months ended March 31, 2016 primarily due to a decrease in the average rate paid on money market accounts. Average yield on loans was 4.85% for both the three months ended March 31, 2016 and the three months ended March 31, 2015.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest‑earning assets and interest‑bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest‑earning assets, the average rate paid on interest‑bearing liabilities and the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as non‑accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2016 and 2015, interest income not recognized on non‑accrual loans was minimal. Any non‑accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$856,861	$10,355	4.85%	$613,840	$7,348	4.85%
Securities available for sale	77,567	335	1.73	49,242	212	1.75
Investment in subsidiary	93	1	4.31	93	—	—
Interest-earning deposits in financial institutions	70,103	92	0.53	65,221	54	0.34
Total interest-earning assets	1,004,624	10,783	4.31	728,396	7,614	4.24
Allowance for loan losses	(6,891)			(6,013)
Noninterest-earning assets	90,275			67,233
Total assets	$1,088,008			$789,616
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$605,829	$935	0.62%	$408,926	$631	0.63%
Advances from FHLB	43,596	70	0.64	16,878	32	0.77
Other borrowings	8,076	88	4.37	8,394	94	4.54
Total interest-bearing liabilities	657,501	1,093	0.67	434,198	757	0.71
Noninterest-bearing liabilities:
Noninterest-bearing deposits	293,438			238,994
Other liabilities	2,624			1,820
Total noninterest-bearing liabilities	296,062			240,814
Stockholders’ equity	134,445			114,604
Total liabilities and stockholders’ equity	$1,088,008			$789,616
Net interest rate spread(2)			3.64%			3.53%
Net interest income		$9,690			$6,857
Net interest margin(3)			3.87%			3.82%

(1)	Includes average outstanding balances of loans held for sale of $3,542 and $4,420 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended
	March 31, 2016 vs. 2015
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,941	$66	$3,007
Securities available for sale	123	—	123
Investment in subsidiary	—	1	1
Interest-earning deposits in other banks	4	34	38
Total increase (decrease) in interest income	3,068	101	3,169
Interest-bearing liabilities:
Interest-bearing deposits	307	(3)	304
Advances from FHLB	51	(21)	30
Other borrowings	(4)	6	2
Total increase (decrease) in interest expense	354	(18)	336
Increase (decrease) in net interest income	$2,714	$119	$2,833

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $845,000 for the three months ended March 31, 2016, compared to $110,000 for the same period in 2015, an increase of $735,000. The increase in provision for loan losses was due to general provision requirements related to loan growth.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans and other real estate owned and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$434	$245	$189
Gain on sales of investment securities	15	7	8
Gain on sales of loans	662	302	360
Gain on sales of other assets owned	—	(2)	2
Bank-owned life insurance income	193	178	15
Other	69	36	33
Total noninterest income	$1,373	$766	$607

Noninterest income for the three months ended March 31, 2016 increased $607,000 or 79.2% to $1.4 million compared to noninterest income of $766,000 for the same period in 2015. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $434,000 and $245,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $189,000 over the same period in 2015 primarily related to the increase in the number of deposit accounts acquired with the purchase of IBT.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $662,000 for the three months ended March 31, 2016 compared to $302,000 for the same period of 2015. The increase of $360,000 was primarily due to the sale of loans acquired with the IBT loan portfolio.

Noninterest Expense

Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including Federal Deposit Insurance Corporation, or FDIC, assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Salaries and employee benefits	$3,174	$2,657	$517
Non-staff expenses:
Occupancy and equipment	901	857	44
Professional fees	573	540	33
Data processing and software expense	284	263	21
FDIC assessment fees	137	100	37
Marketing	200	205	(5)
Other assets owned expenses and write-downs	75	13	62
Amortization of intangibles	95	74	21
Telephone and communications	97	57	40
Other	439	316	123
Total noninterest expense	$5,975	$5,082	$893

Noninterest expense for the three months ended March 31, 2016 increased $893,000 or 17.6% to $6.0 million compared to noninterest expense of $5.1 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $3.2 million for the three months ended March 31, 2016, an increase of $517,000 or 19.5% compared to the same period in 2015. The increase was primarily attributable to increases in payroll expense, incentive compensation, payroll taxes and health insurance totaling $931,000, which primarily related to the addition of twenty-eight full-time equivalent employees since March 31, 2015. As of March 31, 2016, we had 154 full-time equivalent employees compared to 121 full-time equivalent employees as of March 31, 2015, including eleven full-time equivalent employees that transitioned to the bank with the acquisition of IBT. Salaries and employee benefits included $185,000 and $107,000 in stock-based compensation expense and $398,000 and $285,000 in executive and employee bonuses for the three months ended March 31, 2016 and 2015, respectively. Increased deferrals of employee expense related to direct loan originations costs partially offset increases in salaries and employee benefits by $414,000.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $573,000 for the three months ended March 31, 2016 compared to $540,000 for the same period in 2015, an increase of $33,000 or 6.1%. The increase was due to increased audit expenses of $73,000 and directors fees of $57,000. These increases were partially offset by reductions in legal expenses of $109,000 incurred for the acquisition of IBT that was entered into on March 9, 2015.

Data processing and software expense. Data processing expenses were $284,000 for the three months ended March 31, 2016 and $263,000 for the same period in 2015. The increase of $21,000 or 8.0% was attributable to expense of $33,000 from new applications purchased to increase operating efficiencies and controls and was offset by reduction in data processing expenses of $13,000 achieved from the renegotiation of our core processing agreement.

FDIC assessment fees. Our FDIC assessment fees were $137,000 and $100,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $37,000 or 37.0% was a result of growth in assets over this period.

Other assets owned expenses and write-downs.  Expenses and write-downs related to other assets owned were $75,000 and $13,000 for the three months ended March 31, 2016 and 2015, respectively. The increase of $62,000 was primarily due to the write-down of a repossessed assets during the three months ended March 31, 2016.

Telephone and communications. Telephone and communications expense includes telephone charges and network data-communication expenses. Telephone and communications expense were $97,000 for the three months ended March 31, 2016, an increase of $40,000 or 70.2% from $57,000 for the three months ended March 31, 2015. The increase was primarily the result of expenses associated with increasing the size of the bank’s network bandwidth, and increases in telephone and network communication expenses from the acquisition of IBT branches.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance mortality expense, insurance, and security expense. Other expenses were $439,000 for the three months ended March 31, 2016 and $316,000 for the same three months in 2015. The increase of $123,000 or 38.9% was due to increased loan operations including SBA expenses of $20,000, security expense of $26,000, and increases in general administrative expenses as the bank grows in assets and employee headcount.

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

Income tax expense for the three months ended March 31, 2016 totaled $1.4 million, an increase of $823,000 or 135.6% compared to $607,000 for the same period in 2015. The increase was primarily attributable to the $1.0 million increase in net income from operations compared to the three months ended March 31, 2015.  In addition, the increase is the result of a net discrete tax benefit of $186,000 that was booked during the first quarter of 2015 associated with the recognition of non-qualified stock options deferred tax assets.

The Company’s effective tax rate was approximately 33.7% for the three months ended March 31, 2016 compared to 25.0% for the three months ended March 31, 2015. The increase in the effective tax rate of 12.7% was primarily due to the effect of a net discrete tax benefit (described above) during the first quarter of 2015. Before reporting the net impact of discrete items, the Company’s estimated annual effective tax rate was approximately 34.1% and 32.6% for the three months ended March 31, 2016 and 2015, respectively.

Financial Condition

Our total assets increased $90.9 million or 8.7% from $1.0 billion as of December 31, 2015 to $1.1 billion as of March 31, 2016. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area and the execution of a disciplined merger and acquisition strategy. We think these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2016, total loans were $885.4 million, an increase of $64.8 million or 8.0% compared to $820.6 million as of December 31, 2015. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $3.6 million and $2.8 million in loans were classified as held for sale as of March 31, 2016 and December 31, 2015, respectively.

Total loans as a percentage of deposits were 93.6 % and 94.5% as of March 31, 2016 and December 31, 2015, respectively. Total loans as a percentage of assets were 78.3% and 78.9% as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$264,492	29.9%	$246,124	30.0%
Real estate:
Construction and land	143,405	16.2	126,422	15.4
Farmland	11,288	1.3	11,696	1.4
1 - 4 family residential	136,734	15.4	137,704	16.8
Multi-family residential	16,594	1.9	8,695	1.1
Nonfarm nonresidential	307,949	34.8	284,622	34.7
Consumer	4,953	0.6	5,304	0.6
Total loans held for investment	$885,415	100.0%	$820,567	100%
Total loans held for sale	$3,597		$2,831

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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $1.2 million in nonperforming assets as of March 31, 2016 and December 31, 2015. We had $666,000 in nonperforming loans as of March 31, 2016 compared to $675,000 as of December 31, 2015.

The following table presents information regarding non-performing assets at the dates indicated:

	As of March 31,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans(1)	$525	$591
Accruing loans 90 or more days past due	141	84
Total nonperforming loans	666	675
Other real estate owned:
Commercial real estate, construction, land and land development	493	493
Residential real estate	—	—
Total other real estate owned	493	493
Repossessed assets owned	50	—
Total other assets owned	543	493
Total nonperforming assets	$1,209	$1,168
Restructured loans—non-accrual	$39	$288
Restructured loans—accruing	$554	$1,439
Ratio of nonperforming loans to total loans	0.08%	0.08%
Ratio of nonperforming assets to total assets	0.11%	0.11%

(1)	Does not include purchased credit impaired loans.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	184	187
Multi-family residential	—	—
Nonfarm residential	—	—
Commercial	322	383
Consumer	19	21
Total	$525	$591

Potential Problem Loans

From a credit risk standpoint, we classify loans in one of four categories: pass, special mention, substandard or doubtful. Loans classified as loss are charged‑off. Loans not rated special mention, substandard, doubtful or loss are classified as pass loans. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that we expect to experience significant loss within the short‑term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

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

The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of March 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$143,405	$—	$—	$—	$143,405
Farmland	11,288	—	—	—	11,288
1 - 4 family residential	135,129	759	846	—	136,734
Multi-family residential	16,594	—	—	—	16,594
Nonfarm nonresidential	307,185	764	—	—	307,949
Commercial	251,430	12,053	994	15	264,492
Consumer	4,934	—	19	—	4,953
Total	$869,965	$13,576	$1,859	$15	$885,415

	As of December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed a borrowing relationship comprised of loans to multiple affiliated funds in which one of the funds had publicly disclosed that it was subject to ongoing SEC investigations and that the Federal Bureau of Investigation served a search warrant in February 2016 at the fund’s corporate offices in connection with a law enforcement investigation. The borrowing relationship consists of four loans to five affiliated funds secured by various assets, including multiple notes made to numerous residential developers in favor of the funds and further secured by deeds of trust. These loans are made to separate and distinct borrowing entities, and are not dependent on each other for repayment.  Each loan has specific collateral note assignments that relate to particular single-family residential projects in either the Houston, Dallas, Austin or San Antonio markets. The specific collateral note assignments are not cross-collateralized. As of March 31, 2016, $12.7 million of the borrowing relationship was classified as Pass reflecting the continued ability to pay according to the contractual terms of the loans and the strength of collateral.  The Company determined that $10.3 million of loans affiliated with this borrowing relationship demonstrated weakness consistent with the Special Mention classification, and the Company downgraded the notes accordingly. Subsequent to March 31, 2016, the Company further downgraded a $6.0 million note classified as Special Mention to the Substandard classification. The Company believes that the value of collateral securing each loan is well in excess of loan amounts with the loan to value ratios less than 50%. The borrowing relationship is not considered to be impaired and no specific reserves have been established at this time.

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

As of March 31, 2016, the allowance for loan losses totaled $7.4 million or 0.83% of total loans. As of December 31, 2015, the allowance for loan losses totaled $6.7 million or 0.83% of total loans. Ending balances for the purchase discount related to non‑impaired acquired loans were $950,000 and $1.0 million, as of March 31, 2016 and December 31, 2015, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of March 31, 2016 and December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended	For the Three Months Ended	For the Year Ended
	March 31, 2016	March 31, 2015	December 31, 2015
	(Dollars in thousands)
Average loans outstanding(1)	$853,319	$613,840	$694,305
Gross loans outstanding at end of period(1)	$885,415	$615,495	$820,605
Allowance for loan losses at beginning of period	$6,772	$5,981	$5,981
Provision for loan losses	845	110	868
Charge-offs:
Real estate:
Construction, land and farmland	—	(48)	(48)
Residential	—	—	—
Nonfarm non-residential	—	—	—
Commercial	(240)	(50)	(87)
Consumer	(9)	(4)	(5)
Total charge-offs	(249)	(102)	(140)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	—	5	5
Commercial	4	12	57
Consumer	—	—	1
Total recoveries	4	17	63
Net charge-offs	(245)	(85)	(77)
Allowance for loan losses at end of period	$7,372	$6,006	$6,772
Ratio of allowance to end of period loans	0.83%	0.98%	0.83%
Ratio of net charge-offs to average loans	0.03%	0.01%	0.01%

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2015 to March 31, 2016. Loan balances increased from $820.6 million as of December 31, 2015 to $885.4 million as of March 31, 2016. Our allowance as a percentage of our total loan portfolio has decreased as of March 31, 2016 from March 31, 2015 due to the addition of loans totaling approximately $88.5 million purchased in the IBT acquisition. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. Net charge-offs have remained insignificant, representing less than 0.03% of total loan balances during the same period.

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

	As of		As of
	March 31, 2016		December 31, 2015
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,201	16.3%	$1,007	14.9%
Farmland	94	1.3	97	1.4
1 - 4 family residential	996	13.5	1,058	15.6
Multi-family residential	130	1.8	66	1.0
Nonfarm nonresidential	2,485	33.7	2,189	32.3
Total real estate	4,906	66.5	4,417	65.2%
Commercial	2,439	33.1	2,324	34.3
Consumer	27	0.4	31	0.5
Total allowance for loan losses	$7,372	100.0%	$6,772	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2016, the carrying amount of investment securities totaled $79.1 million, an increase of $3.3 million or 4.4% compared to $75.8 million as of December 31, 2015. Securities represented 7.0% and 7.3% of total assets as of March 31, 2016 and December 31, 2015, respectively.

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

	As of March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$782	$—	$22	$760
Municipal securities	7,048	26	25	7,049
Mortgage-backed securities	45,496	140	146	45,490
Collateralized mortgage obligations	24,821	200	24	24,997
Asset-backed securities	871	—	21	850
Total	$79,018	$366	$238	$79,146

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
Total	$76,027	$242	$456	$75,813

All of our mortgage-backed securities are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of March 31, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$371	1.83%	$389	2.06%	$—	—%	$760	1.95%
Municipal securities	—	—	2,257	2.04	—	—	4,792	2.19	7,049	2.14
Mortgage-backed securities	—	—	34,746	1.69	10,660	2.12	84	1.85	45,490	1.79
Collateralized mortgage obligations	56	2.86	14,620	2.04	10,321	2.10	—	—	24,997	2.07
Asset-backed securities	—	—	—	—	850	1.31	—	—	850	1.31
Total	$56	2.86%	$51,994	1.80%	$22,220	2.08%	$4,876	2.18%	$79,146	1.91%

	As of December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$3,370	1.71%	$417	2.08%	$—	—%	$3,787	1.75%
Municipal securities	999	3.25	1,480	2.08	—	—	4,217	2.16	6,696	2.30
Mortgage-backed securities	—	—	38,593	1.62	7,378	1.77	85	1.85	46,056	1.64
Collateralized mortgage obligations	303	2.51	13,862	2.18	4,220	2.01	—	—	18,385	2.15
Asset-backed securities	—	—	—	—	889	1.29	—	—	889	1.29
Total	$1,302	3.08%	$57,305	1.77%	$12,904	1.83%	$4,302	2.15%	$75,813	1.83

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.59 years and 3.74 years with an estimated effective duration of 2.30 years and 2.65 years as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.73% for the three months ended March 31, 2016 compared to 1.69% for the three months December 31, 2015. The increase in average yield during the three months ended March 31, 2016 compared to the three months ended December 31, 2015 was primarily due to the purchase of $18.2 million in higher yielding mortgage-backed and municipal securities and the sale of $9.4 million of lower yielding adjustable rate mortgage securities.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of March 31, 2016 were $946.1 million, an increase of $77.7 million or 8.9% compared to $868.4 million as of December 31, 2015. Total deposits increased $277.8 million or 41.6% from March 31, 2015. The increase from March 31, 2015 was due in part to deposits acquired during the IBT acquisition totaling $98.3 million, customer deposit growth of $103.0 million, and growth in wholesale deposits of $76.5 million.

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances.

The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2016 and December 31, 2015, total borrowing capacity of $320.4 million and $300.5 million, respectively, was available under this arrangement and $38.2 million and $28.4 million, respectively, was outstanding with a weighted average interest rate of 0.64% for the three months ended March 31, 2016 and 1.05% for the three months ended December 31, 2015. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
March 31, 2016
Amount outstanding at period-end	$38,410
Weighted average interest rate at period-end	0.65%
Maximum month-end balance during the period	53,432
Average balance outstanding during the period	43,596
Weighted average interest rate during the period	0.64%
December 31, 2015
Amount outstanding at period-end	$28,444
Weighted average interest rate at period-end	0.92%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	18,055
Weighted average interest rate during the period	0.88%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2016 and December 31, 2015, $165.0 million and $152.2 million, respectively, were available under this arrangement. As of March 31, 2016, approximately $230.7 million in commercial loans were pledged as collateral. As of March 31, 2016 and December 31, 2015, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of March 31, 2016 and December 31, 2015 was 2.48% and 2.18%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of March 31,	As of December 31,
	2016	2015
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,983	4,983
Total	$8,076	$8,076

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2016 and the year ended December 31, 2015, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of March 31, 2016 and December 31, 2015. There were no advances under these lines of credit outstanding as of March 31, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1,088.0 million for the three months ended March 31, 2016 and $898.8 million for the year ended December 31, 2015.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2016	December 31, 2015
Sources of Funds:
Deposits:
Noninterest-bearing	27.0%	29.8%
Interest-bearing	55.7	52.8
Advances from FHLB	4.0	2.0
Other borrowings	0.7	1.0
Other liabilities	0.2	0.3
Stockholders’ equity	12.4	14.1
Total	100%	100%
Uses of Funds:
Loans	78.1%	76.9%
Securities available for sale	7.1	6.6
Interest-bearing deposits in other banks	6.4	7.9
Other noninterest-earning assets	8.3	8.7
Total	100%	100%
Average noninterest-bearing deposits to average deposits	32.6%	36.0%
Average loans to average deposits	94.5%	93.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 39.6% for the three months ended March 31, 2016 compared to the same period in 2015. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.

As of March 31, 2016, we had outstanding $252.0 million in commitments to extend credit and $1.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $236.7 million in commitments to extend credit and $2.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of March 31, 2016, we had cash and cash equivalents of $92.4 million compared to $71.6 million as of December 31, 2015. The increase was primarily due to increase in deposits at March 31, 2016.

Capital Resources

Total stockholders’ equity increased to $135.2 million as of March 31 2016, compared to $132.0 million as of December 31, 2015, an increase of $3.2 million or 2.4%. The increase from December 31, 2015 was attributed to the addition of net income for the first quarter of 2016 of $2.8 million and an increase in accumulated other comprehensive income of $227,000 related to increased value in the gain on securities available for sale.

For the year ended December 31, 2015, we declared and paid cash dividends on our Series C preferred stock of $98,000 and for the three months ended March 31, 2016, we declared and paid no cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. See Note 12 “Preferred Stock” to our condensed consolidated financial statements in this report. We did not purchase or pay dividends on any of our common stock during the years ended December 31, 2015 or December 31, 2014.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 13 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2016 and December 31, 2015, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$122,332	13.38%	$119,208	14.25%
Tier 1 capital (to risk-weighted assets)	109,976	12.03	107,453	12.85
Common equity tier 1 (to risk-weighted assets)	106,883	11.69	104,360	12.48
Tier 1 capital (to average assets)	109,976	10.38	107,453	10.75
Veritex Community Bank
Total capital (to risk-weighted assets)	$107,771	11.76%	$104,427	12.49%
Tier 1 capital (to risk-weighted assets)	100,399	10.95	97,655	11.68
Common equity tier 1 (to risk-weighted assets)	100,399	10.95	97,655	11.68
Tier 1 capital (to average assets)	100,399	9.48	97,655	9.78

Contractual Obligations

In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations, such as obligations for operating leases and other arrangements with respect to deposit liabilities, FHLB advances and other borrowed funds. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2015.

Off‑Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the Company’s consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company enters into these transactions to meet the financing needs of the its customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments to extend credit and outstanding standby letters of credit were $252.0 million and $1.7 million, respectively, as of March 31, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit

Commitments to Extend Credit

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Standby Letters of Credit

Standby letters of credit are written conditional commitments that the Company issues to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse the Company for the amount paid under this standby letter of credit.

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

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of March 31, 2016		As of December 31, 2015
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	6.08%	5.61%	4.61%	6.23%
+ 200	4.57%	7.50%	3.28%	7.53%
+ 100	2.75%	6.67%	1.70%	6.22%
Base	0.28%	—%	(0.43)%	—%
−100	(2.06)%	(7.59)%	(1.90)%	(7.74)%

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

Tangible Book Value Per Common Share

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of March 31,		As of December 31,
	2016	2015	2015
	(Dollars in thousands, except share data)
Tangible Common Equity
Total stockholders’ equity	$135,241	$115,133	$132,046
Adjustments:
Preferred stock	—	(8,000)	—
Common shareholder book value	135,241	107,133	132,046
Goodwill	(26,865)	(19,148)	(26,865)
Intangible assets	(2,347)	(1,186)	(2,410)
Total tangible common equity	$106,029	$86,799	$102,771
Common shares outstanding(1)	10,724,078	9,484,641	10,712,472
Book value per common share	$12.61	$11.29	$12.33
Tangible book value per common share	$9.89	$9.15	$9.59

(1)

Excludes the dilutive effect, if any, of 269,551 396,580 and 271,000 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2016, March 31, 2015 and December 31, 2015, respectively, and 175,296, 150,627, and 136,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of March 31, 2016, March 31, 2015 and December 31, 2015 respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31,	As of December 31,
	2016	2015
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$135,241	$132,046
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,347)	(2,410)
Total tangible common equity	$106,029	$102,771
Tangible Assets
Total assets	$1,130,480	$1,039,600
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,347)	(2,410)
Total tangible assets	$1,101,268	$1,010,325
Tangible Common Equity to Tangible Assets	9.63%	10.17%

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10‑K for the year ended December 31, 2015, as well as the information contained in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2015, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Reorganization by and between Veritex Holdings, Inc. and IBT Bancorp, Inc., dated March 9, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2015).

3.1

Second Amended and Restated Certificate of Formation of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September 22, 2014 (File No. 333-198484)).

3.2

Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed September 22, 2014 (File No. 333-198484)).

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

101*

The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: April 28, 2016	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)