Form 10-Q
period 2016-06-30
Veritex Holdings, Inc.
filed 2016-07-28
CIK 1501570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, there were 10,732,906 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets (Unaudited)

June 30, 2016 and December 31, 2015

(Dollars in thousands, except par value information)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$12,951	$10,989
Interest bearing deposits in other banks	114,293	60,562
Total cash and cash equivalents	127,244	71,551
Investment securities	83,677	75,813
Loans held for sale	4,793	2,831
Loans, net of allowance for loan losses of $7,910 and $6,772, respectively	920,039	813,733
Accrued interest receivable	2,259	2,216
Bank-owned life insurance	19,767	19,459
Bank premises, furniture and equipment, net	17,243	17,449
Non-marketable equity securities	7,035	4,167
Investment in unconsolidated subsidiary	93	93
Other real estate owned	493	493
Intangible assets, net of accumulated amortization of $1,861 and $1,605, respectively	2,264	2,410
Goodwill	26,865	26,865
Other assets	3,725	2,520
Total assets	$1,215,497	$1,039,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$354,570	$301,367
Interest-bearing	673,159	567,043
Total deposits	1,027,729	868,410
Accounts payable and accrued expenses	1,611	1,776
Accrued interest payable and other liabilities	855	848
Advances from Federal Home Loan Bank	38,375	28,444
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,984	4,983
Total liabilities	1,076,647	907,554
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2016 and December 31, 2015; 10,727,863 and 10,712,472 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (excluding 10,000 shares held in treasury)	107	107
Additional paid-in capital	116,111	115,721
Retained earnings	22,725	16,739
Unallocated Employee Stock Ownership Plan shares; 27,993 and 27,993 shares at June 30, 2016 and December 31, 2015, respectively	(309)	(309)
Accumulated other comprehensive income (loss)	286	(142)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	138,850	132,046
Total liabilities and stockholders’ equity	$1,215,497	$1,039,600

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$11,052	$7,454	$21,407	$14,802
Interest on investment securities	344	252	679	464
Interest on deposits in other banks	80	55	173	109
Interest on other	1	—	2	1
Total interest income	11,477	7,761	22,261	15,376
Interest expense:
Interest on deposit accounts	1,072	666	2,007	1,297
Interest on borrowings	177	123	335	249
Total interest expense	1,249	789	2,342	1,546
Net interest income	10,228	6,972	19,919	13,830
Provision for loan losses	527	148	1,372	258
Net interest income after provision for loan losses	9,701	6,824	18,547	13,572
Noninterest income:
Service charges and fees on deposit accounts	443	282	877	527
Gain on sales of investment securities	—	—	15	7
Gain on sales of loans	620	129	1,282	431
Loss on sales of other assets owned	—	—	—	(2)
Bank-owned life insurance	191	179	384	357
Other	158	98	227	134
Total noninterest income	1,412	688	2,785	1,454
Noninterest expense:
Salaries and employee benefits	3,589	2,588	6,763	5,245
Occupancy and equipment	894	808	1,795	1,665
Professional fees	503	365	1,076	905
Data processing and software expense	270	272	554	535
FDIC assessment fees	132	96	269	196
Marketing	211	162	411	367
Other assets owned expenses and write-downs	55	22	130	35
Amortization of intangibles	95	74	190	148
Telephone and communications	100	57	197	114
Other	452	286	892	603
Total noninterest expense	6,301	4,730	12,277	9,813
Net income from operations	4,812	2,782	9,055	5,213
Income tax expense	1,639	926	3,069	1,533
Net income	$3,173	$1,856	$5,986	$3,680
Preferred stock dividends	$—	$20	$—	$40
Net income available to common stockholders	$3,173	$1,836	$5,986	$3,640
Basic earnings per share	$0.30	$0.19	$0.56	$0.39
Diluted earnings per share	$0.29	$0.19	$0.55	$0.38

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,173	$1,856	$5,986	$3,680
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period, net	305	(242)	663	(226)
Reclassification adjustment for net gains included in net income	—	—	15	7
Other comprehensive income (loss) before tax	305	(242)	648	(233)
Income tax expense (benefit)	104	(82)	220	(79)
Other comprehensive income (loss), net of tax	201	(160)	428	(154)
Comprehensive income	$3,374	$1,696	$6,414	$3,526

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 4,552 shares withheld to cover tax withholdings	—	15,391	—	(73)	—	—	—	—	(73)
Stock based compensation	—	—	—	463	—	—	—	—	463
Net income	—	—	—	—	5,986	—	—	—	5,986
Other comprehensive income	—	—	—	—	—	428	—	—	428
Balance at June 30, 2016	$—	10,727,863	$107	$116,111	$22,725	$286	$(309)	$(70)	$138,850

							Unallocated
						Accumulated	Employee
				Additional		Other	Stock
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Ownership	Treasury
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Total
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312
Restricted stock units vested, net 6,191 shares withheld to cover tax withholdings	—	13,809	—	(96)	—	—	—	—	(96)
Preferred stock dividend Series C	—	—	—	—	(40)	—	—	—	(40)
Issuance of stock to ESOP	—	9,147	—	115	—	—	(5)	—	110
Stock based compensation	—	—	—	273	—	—	—	—	273
Net income	—	—	—	—	3,680	—	—	—	3,680
Other comprehensive income	—	—	—	—	—	(154)	—	—	(154)
Balance at June 30, 2015	$8,000	9,493,788	$95	$97,761	$11,687	$18	$(406)	$(70)	$117,085

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,986	$3,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of core deposit intangibles	749	647
Provision for loan losses	1,372	258
Accretion of loan purchase discount	(243)	(59)
Stock-based compensation expense	463	273
Amortization of other intangible assets	59	2
Net amortization of premiums on investment securities	431	207
Change in cash surrender value of bank-owned life insurance	(308)	(293)
Net gain on sales of investment securities	(15)	(7)
Gain on sales of loans held for sale	(1,282)	(431)
Net gain on sales of other real estate owned	—	2
Amortization of subordinated note discount	1	1
Originations of loans held for sale	(30,203)	(19,419)
Write down on foreclosed assets	114	—
Proceeds from sales of loans held for sale	28,823	26,581
Increase in accrued interest receivable and other assets	(1,433)	(4,700)
Decrease in accounts payable, accrued expenses, accrued interest payable and other liabilities	(378)	(94)
Net cash provided by operating activities	4,136	6,648
Cash flows from investing activities:
Purchases of securities available for sale	(26,706)	(23,920)
Sales of securities available for sale	8,378	3,778
Proceeds from maturities, calls and pay downs of investment securities	10,696	5,537
(Purchases) sales of non-marketable equity securities, net	(2,868)	169
Net loans originated	(106,849)	(42,110)
Net additions to bank premises and equipment	(344)	(1,455)
Proceeds from sales of other real estate owned	—	48
Net cash used in investing activities	(117,693)	(57,953)
Cash flows from financing activities:
Net change in deposits	159,319	34,363
Net increase (decrease) in advances from Federal Home Loan Bank	9,931	(13,000)
Dividends paid on preferred stock	—	(40)
Net cash provided by financing activities	169,250	21,323
Net increase (decrease) in cash and cash equivalents	55,693	(29,982)
Cash and cash equivalents at beginning of year	71,551	93,251
Cash and cash equivalents at end of year	$127,244	$63,269

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

Veritex through its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates ten branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company, which perform periodic examinations to ensure regulatory compliance.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Veritex and the Bank as its wholly‑owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position at June 30, 2016 and December 31, 2015, consolidated results of operations for the three months and six months ended June 30, 2016 and 2015, consolidated stockholders’ equity for the six months ended June 30, 2016 and 2015 and consolidated cash flows for the six months ended June 30, 2016 and 2015.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation within noninterest income and noninterest expense. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

Earnings Per Share

Earnings per share (“EPS”) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (numerator)
Net income	$3,173	$1,856	$5,986	$3,680
Less: preferred stock dividends	—	20	—	40
Net income allocated to common stockholders	$3,173	$1,836	$5,986	$3,640
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,696	9,448	10,695	9,448
Dilutive effect of employee stock-based awards	298	261	283	256
Adjusted weighted average shares outstanding	10,994	9,709	10,978	9,704
Earnings per share:
Basic	$0.30	$0.19	$0.56	$0.39
Diluted	$0.29	$0.19	$0.55	$0.38

For the six months ended June 30, 2016 and 2015, the Company excluded from diluted EPS weighted average shares of stock options representing the right to purchase 117,624 and 44,080 shares of the Company’s common stock, respectively, as the inclusion of those shares would have been anti-dilutive.

Recent Accounting Pronouncements

ASU 2016-09 " Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is in process of evaluating the impact of this pronouncement.

ASU 2016-13 " Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is in process of evaluating the impact of this pronouncement.

2. Statement of Cash Flows

Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,329	$1,566
Cash paid for income taxes	$4,650	$2,100
Supplemental Disclosures of Non-Cash Flow Information:
Issuance of stock to ESOP	$—	$110
Net issuance of common stock for vesting of restricted stock units to cover withholding	$73	$96
Net foreclosure of other real estate owned and repossessed assets	$114	$493

3. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$781	$—	$16	$765
Municipal securities	11,130	70	23	11,177
Mortgage-backed securities	44,981	230	81	45,130
Collateralized mortgage obligations	25,518	287	19	25,786
Asset-backed securities	833	—	14	819
	$83,243	$587	$153	$83,677

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
	$76,027	$242	$456	$75,813

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$765	$16	$765	$16
Municipal securities	1,926	14	538	9	2,464	23
Mortgage-backed securities	8,179	41	6,978	40	15,157	81
Collateralized mortgage obligations	1,539	22	1,080	11	2,619	33
	$11,644	$77	$9,361	$76	$21,005	$153

	December 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$2,978	$7	$809	$29	$3,787	$36
Municipal securities	4,216	52	—	—	4,216	52
Mortgage-backed securities	32,255	253	2,792	39	35,047	292
Collateralized mortgage obligations	8,672	76	—	—	8,672	76
	$48,121	$388	$3,601	$68	$51,722	$456

The number of investment positions in an unrealized loss position totaled 19 and 52 at June 30, 2016 and December 31, 2015, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2016. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

	June 30, 2016
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	4,084	4,131
Due from five years to ten years	3,587	3,586
Due after ten years	4,240	4,225
	11,911	11,942
Mortgage-backed securities	44,981	45,130
Collateralized mortgage obligations	25,518	25,786
Asset-backed securities	833	819
	$83,243	$83,677

	December 31, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$996	$999
Due from one year to five years	4,869	4,851
Due from five years to ten years	428	417
Due after ten years	4,268	4,215
	10,561	10,482
Mortgage-backed securities	46,180	46,057
Collateralized mortgage obligations	18,379	18,384
Asset-backed securities	907	890
	$76,027	$75,813

Proceeds from sales of investment securities available for sale and gross gains and losses for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Proceeds from sales	$8,378	$3,778
Gross realized gains	43	7
Gross realized losses	39	-

Also included in gain on sale of investment securities in the accompanying condensed consolidated statements of income are gross gains of $12 from calls of investment securities for the six months ended June 30, 2016. There were no gross gains or losses from calls of investment securities for the six months ended June 30, 2015.

There was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of June 30, 2016 and December 31, 2015.

4. Loans and Allowance for Loan Losses

Loans in the accompanying consolidated balance sheets are summarized as follows:

	June 30,	December 31,
	2016	2015
Real estate:
Construction and land	$154,251	$126,422
Farmland	10,039	11,696
1 - 4 family residential	139,126	137,704
Multi-family residential	22,507	8,695
Nonfarm nonresidential	319,063	284,622
Commercial	278,438	246,124
Consumer	4,576	5,304
	928,000	820,567
Deferred loan fees	(51)	(62)
Allowance for loan losses	(7,910)	(6,772)
	$920,039	$813,733

Included in the net loan portfolio as of June 30, 2016 and December 31, 2015 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $693 and $1,029, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of June 30, 2016 and December 31, 2015.

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

Non‑accrual loans aggregated by class of loans, as of June 30, 2016 and December 31, 2015, are as follows:

	June 30,	December 31,
	2016	2015
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	184	187
Multi-family residential	—	—
Nonfarm nonresidential	—	—
Commercial	828	383
Consumer	16	21
	$1,028	$591

During the six months ended June 30, 2016 and 2015, interest income not recognized on non‑accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$—	$—	$—	$—	$154,251	$154,251	$—
Farmland	—	—	—	—	10,039	10,039	—
1 - 4 family residential	345	—	382	727	138,399	139,126	211
Multi-family residential	—	—	—	—	22,507	22,507	—
Nonfarm nonresidential	—	—	—	—	319,063	319,063	—
Commercial	210	556	5,558	6,324	272,114	278,438	5,423
Consumer	4	—	—	4	4,572	4,576	—
	$559	$556	$5,940	$7,055	$920,945	$928,000	$5,634

	December 31, 2015
							Total 90 Days
							Past Due
	30 to 59	60 to 89	90 Days	Total	Total	Total	and Still
	Days	Days	or Greater	Past Due	Current	Loans	Accruing
Real estate:
Construction and land	$3	$—	$—	$3	$126,419	$126,422	$—
Farmland	—	—	—	—	11,696	11,696	—
1 - 4 family residential	215	438	187	840	136,864	137,704	—
Multi-family residential	—	—	—	—	8,695	8,695	—
Nonfarm nonresidential	—	175	—	175	284,447	284,622	—
Commercial	883	81	159	1,123	245,001	246,124	83
Consumer	8	2	1	11	5,293	5,304	1
	$1,109	$696	$347	$2,152	$818,415	$820,567	$84

Loans past due 90 days and still accruing, increased from $84 as of December 31, 2015 to $5,600 as of June 30, 2016. This increase was primarily due to a single $5,400 loan that the Company believes is well-secured and in the process of collection. A plan is in place for the borrower to bring the note fully current and accelerate principal payments in advance of the original terms within the next 90 days. The remaining $200 increase consists of two loans. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.

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

Impaired loans, including purchased credit impaired loans and TDRs, at June 30, 2016 and December 31, 2015 are summarized in the following tables.

	June 30, 2016
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	349	349	—	349	—	350
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	386	386	—	386	—	496
Commercial	828	591	237	828	80	365
Consumer	16	—	16	16	4	18
Total	$1,579	$1,326	$253	$1,579	$84	$1,229

	December 31, 2015
	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Recorded
	Principal	with No	With	Recorded	Related	Investment
	Balance	Allowance	Allowance	Investment	Allowance	YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$10
Farmland	—	—	—	—	—	—
1 - 4 family residential	353	353	—	353	—	191
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,265	1,265	—	1,265	—	1,146
Commercial	740	390	350	740	186	533
Consumer	21	3	18	21	7	27
Total	$2,379	$2,011	$368	$2,379	$193	$1,907

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the six months ended June 30, 2016 and 2015, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $587 and $1,727 as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2016, no loans were modified as TDRs. During the six months ended June 30, 2015 the terms of certain loans modified as TDRs were as follows:

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

Of the two loans restructured during the six months ended June 30, 2015 both loans were performing as agreed to the modified terms. No specific allowance for loan losses is recorded for loans that were modified as of June 30, 2015.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the six months ended June 30, 2015.

Interest income recorded during the six months ended June 30, 2016 and 2015 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2016 or 2015.

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

Credits rated “special mention” show clear signs of financial weaknesses or deterioration in credit worthiness; however, such concerns are not so pronounced that the Company generally expects to experience significant loss within the short‑term. Such credits typically maintain the ability to perform within standard credit terms, and credit exposure is not as prominent as credits rated more harshly.

Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in the collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

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

The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$153,619	$632	$—	$—	$154,251
Farmland	10,039	—	—	—	10,039
1 - 4 family residential	138,731	211	184	—	139,126
Multi-family residential	22,507	—	—	—	22,507
Nonfarm nonresidential	318,441	622	—	—	319,063
Commercial	264,424	6,917	7,082	15	278,438
Consumer	4,560	—	16	—	4,576
Total	$912,321	$8,382	$7,282	$15	$928,000

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

An analysis of the allowance for loan losses for the six months ended June 30, 2016 and 2015 and year ended December 31, 2015 is as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015
Balance at beginning of year	$6,772	$5,981	$5,981
Provision charged to earnings	1,372	868	258
Charge-offs	(249)	(140)	(102)
Recoveries	15	63	56
Net charge-offs	(234)	(77)	(46)
Balance at end of year	$7,910	$6,772	$6,193

The allowance for loan losses as a percentage of total loans was 0.85%,  0.83% and 0.96% as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Six Months Ended June 30, 2016
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	286	67	397	618	4	1,372
Charge-offs	—	—	—	(240)	(9)	(249)
Recoveries	—	—	—	14	1	15
Net charge-offs (recoveries)	—	—	—	(226)	(8)	(234)
Balance at end of period	$1,390	$1,191	$2,586	$2,716	$27	$7,910
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$80	$4	$84
Total specific reserves	—	—	—	80	4	84
General reserves	1,390	1,191	2,586	2,636	23	7,826
Total	$1,390	$1,191	$2,586	$2,716	$27	$7,910

	For the Year Ended December 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of period	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$186	$7	$193
Total specific reserves	—	—	—	186	7	193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

	For the Six Months Ended June 30, 2015
	Real Estate
	Construction,		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	93	69	169	(65)	(8)	258
Charge-offs	(48)	—	—	(50)	(4)	(102)
Recoveries	—	—	5	50	1	56
Net charge-offs (recoveries)	(48)	—	5	—	(3)	(46)
Balance at end of year	$814	$1,235	$2,064	$2,027	$53	$6,193
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$109	$10	$119
Total specific reserves	—	—	—	109	10	119
General reserves	814	1,235	2,064	1,918	43	6,074
Total	$814	$1,235	$2,064	$2,027	$53	$6,193

The Company’s recorded investment in loans as of June 30, 2016 and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	June 30, 2016
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$349	$—	$386	$828	$16	$1,579
Loans collectively evaluated for impairment	163,941	161,633	318,677	277,610	4,560	926,421
Total	$164,290	$161,633	$319,063	$278,438	$4,576	$928,000

	December 31, 2015
	Real Estate
	Construction		Nonfarm
	Land and		Non-
	Farmland	Residential	Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$353	$1,265	$740	$21	$2,379
Loans collectively evaluated for impairment	138,118	146,046	283,357	245,384	5,283	818,188
Total	$138,118	$146,399	$284,622	$246,124	$5,304	$820,567

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired, or “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

Servicing Assets

At June 30, 2016, the Company was servicing loans of approximately $25,213. A summary of the changes in the related servicing assets are as follows:

	Six Months Ended June 30,
	2016	2015
Balance at beginning of year	$426	$—
Increase from loan sales	111	—
Amortization charged to income	(55)	—
Balance at end of period	$482	$—

The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2016. No servicing assets were held by the Company prior to the acquisition of IBT Bancorp, Inc. (“IBT”). Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At June 30, 2016, there was no valuation allowance recorded

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2016.

5. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.1% and 33.0% for the six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from bank owned life insurance. The Company’s reported effective tax rates after including the net impact of discrete items for the six months ended June 30, 2016 and 2015 of 33.9% and 29.4%, respectively, in the accompanying condensed consolidated statements of income.

The Company’s provision for income taxes for the six months ended June 30, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying consolidated balance sheets as of June 30, 2016 is a current tax receivable of approximately $1,072 and a net deferred tax asset of approximately $1,332 in other assets. Included in the accompanying consolidated balance sheets as of December 31, 2015 is a current tax liability of $488 in accrued interest payable and other liabilities and a net deferred tax asset of $1,532 in other assets.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $684 and $721 for the six months ended June 30, 2016 and 2015, respectively.

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

Assets and liabilities measured at fair value on a recurring basis include the following:

Investment Securities Available For Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels or trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of June 30, 2016
Investment securities available for sale	$—	$83,677	$—	$83,677
As of December 31, 2015
Investment securities available for sale	$—	$75,813	$—	$75,813

The Company records other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate. There were no other real estate properties recorded at fair value at June 30, 2016 and December 31, 2015, respectively.

There were no liabilities measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2016 and 2015.

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

The following table summarizes assets measured at fair value on a non‑recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of June 30, 2016
Assets:
Impaired loans	$—	$—	$1,579	$1,579
Other real estate owned	$—	$—	$—	$—
As of December 31, 2015
Assets:
Impaired loans	$—	$—	$2,379	$2,379
Other real estate owned	$—	$—	$—	$—

At June 30, 2016, impaired loans had a carrying value of $1,579, with $84 specific allowance for loan loss allocated.

At December 31, 2015, impaired loans had a carrying value of $2,379, with $193 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non‑recurring basis as of June 30, 2016 or December 31, 2015.

For Level 3 financial assets measured at fair value as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,579	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

December 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,379	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

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

Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At June 30, 2016 no valuation allowance was recorded.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$127,244	$127,244	$71,551	$71,551
Level 2 inputs:
Investment securities	$83,677	$83,677	$75,813	$75,813
Loans held for sale	4,793	4,793	2,831	2,831
Accrued interest receivable	2,259	2,259	2,216	2,216
Bank-owned life insurance	19,767	19,767	19,459	19,459
Servicing asset	482	482	426	426
Non-marketable equity securities	7,035	7,035	4,167	4,167
Level 3 inputs:
Loans, net	920,039	921,458	813,733	811,455
Financial liabilities:
Level 2 inputs:
Deposits	$1,027,729	$1,010,171	$868,410	$844,966
Advances from FHLB	38,375	39,526	28,444	28,826
Accrued interest payable	122	122	108	108
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,984	4,984	4,983	4,983

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

The following table sets forth the approximate amounts of these financial instruments as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Commitments to extend credit	$231,342	$236,678
Standby and commercial letters of credit	1,833	1,950
	$233,175	$238,628

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

9. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the six months ended June 30, 2016 and 2015.

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

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the six months ended June 30, 2016 and 2015 was approximately $92 and $90, respectively.

The following is a summary of ESOP shares as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Allocated shares	35,047	35,047
Unearned shares	27,993	27,993
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$448	$454

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

The Board of Directors authorized the 2010 Incentive Plan to provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10‑year contractual terms for non‑controlling participants as defined by the 2010 Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the 2010 Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully vested upon a change in control. The vesting of a performance‑based stock option is contingent upon a change of control and the achievement of specific performance criteria or other objectives set at the grant date.

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the 2010 Incentive Plan.

During the six months ended June 30, 2016 and 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options under the 2010 Incentive Plan.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the six months ended June 30, 2016 and 2015, approximately $57 and $92 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2016 and 2015, and changes during the period then ended is presented below:

For Six Months Ended June 30, 2016
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	325,500	$10.15	5.56 years	—	$—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	325,500	$10.15	5.06 years	—	$—
Options exercisable at end of period	298,200	$10.09	4.91 years	—	$—
Weighted average fair value of options granted during the period		$—			$—

For Six Months Ended June 30, 2015
	Nonperformance-based stock options			Performance-based stock options
			Weighted		Weighted	Weighted
	Shares	Weighted	Average	Shares	Average	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	352,500	$10.14	6.58 years	—	$—
Granted during the period	—	—		—	—
Forfeited during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	352,500	$10.14	6.08 years	—	$—
Options exercisable at end of period	251,700	$10.07	5.89 years	—	$—
Weighted average fair value of options granted during the period		$—			$—

As of June 30, 2016, December 31, 2015 and June 30, 2015, the aggregate intrinsic value was $1,911, $1,971 and $1,692, respectively, for outstanding non-performance‑based stock options, $1,768,  $1,462 and $1,226, respectively, for exercisable non-performance‑based stock options.

As of June 30, 2016, December 31, 2015 and June 30, 2015, there were no performance‑based stock options outstanding or exercisable.

As of June 30, 2016, December 31, 2015 and June 30, 2015, there was approximately $36, $51 and $143 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense at June 30, 2016 is expected to be recognized over the remaining weighted average requisite service period of 1.69 years.

As of June 30, 2016, there was no unrecognized compensation expense related to performance-based options.

A summary of the status of the Company’s restricted stock units under the 2010 incentive plan as of June 30, 2016 and 2015, and changes during the six months then ended is as follows:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	39,750	$11.34	62,250	$10.86
Granted during the period	—	—	—	—
Vested during the period	(6,000)	10.00	(20,000)	10.00
Forfeited during the period	—	—	—	—
Nonvested at June 30,	33,750	$11.58	42,250	$11.27

As of June 30, 2016, December 31, 2015 and June 30, 2015, there was $132,  $174, and $230 respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The unamortized compensation expense as of June 30, 2016 expected to be recognized over the remaining weighted average requisite service period of 1.40 years.

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

The Company granted 71,286 options and 56,250 restricted stock units to its employees and directors during the six months ended June 30, 2016 under the 2014 Omnibus Plan. Of the options awarded, 56,286 vest in equal annual installments over a three-year period from the grant date and the remainder vest in equal annual installments over a five-year period from the grant date. Of the restricted stock units awarded, 34,190 include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant. The remaining 22,060 grants do not include market conditions and fully vest over the requisite service period ranging from one to five years.

The Company granted 44,080 options and 25,474 restricted stock units to its employees and directors during the six months ended June 30, 2015 under the 2014 Omnibus Plan. The options vest equally over three years from the date of grant. The restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant.

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

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of June 30, 2016 and 2015, and changes during the six months ended is as follows:

	2016			2015
	Nonperformance-based stock options			Nonperformance-based stock options
			Weighted			Weighted
	Shares	Weighted	Average	Shares	Weighted	Average
	Underlying	Exercise	Contractual	Underlying	Exercise	Contractual
	Options	Price	Term	Options	Price	Term
Outstanding at beginning of year	52,080	$14.35	9.12 years	—	$—
Granted during the period	71,286	15.88		44,080	14.17
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	123,366	$15.23	9.16 years	44,080	$14.17	9.52 years
Options exercisable at end of period	14,693	$14.17	8.51 years	—	$—
Weighted average fair value of options granted during the period		$6.09			$5.46

As of June 30, 2016, December 31, 2015 and June 30, 2015 the aggregate intrinsic value was $97,  $97 and $34 for outstanding stock options under the 2014 Omnibus plan. As of June 30, 2016 the aggregate intrinsic value was $27 for exercisable stock options outstanding under the 2014 Omnibus plan, there were no exercisable stock options outstanding under the 2014 Omnibus Plan as of December 31, 2015 or June 30, 2015.

A summary of the status of the Company’s restricted stock units under the 2014 Omnibus Plan as of June 30, 2016 and 2015, and changes during the six months ended is as follows:

	2016		2015
	Restricted stock units		Restricted stock units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	96,393	$12.27	82,903	$13.00
Granted during the period	56,250	11.91	25,474	9.45
Vested during the period	(13,943)	14.92	—	—
Forfeited during the period	—	—	—	—
Nonvested at June 30,	138,700	$11.86	108,377	$13.28

For the six months ended June 30, 2016, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $104 and $302 for options and restricted stock units, respectively.

For the six months ended June 30, 2015, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $36 and $145 for options and restricted stock units, respectively.

As of June 30, 2016, December 31, 2015 and June 30, 2015 there was $507,  $187 and $183 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of June 30, 2016, December 31, 2015 and June 30, 2015 there was $1,348,  $979 and $995 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.67 and 2.98 years, respectively.

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

13. Capital Requirements and Restrictions on Retained Earnings

Under U.S. banking law, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.

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

Starting in January 2016, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Management believes, as of June 30, 2016 and December 31, 2015 that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2016 and December 31, 2015, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2016 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

								To Be Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of June 30, 2016
Total capital (to risk-weighted assets)
Company	$126,328	13.23%	≥	$76,389	≥	8.0%	≥	n/a	≥	n/a
Bank	$121,922	12.68%	≥	$76,922	≥	8.0%	≥	$96,153	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$113,434	11.88%	≥	$57,290	≥	6.0%	≥	n/a	≥	n/a
Bank	$114,012	11.86%	≥	$57,679	≥	6.0%	≥	$76,905	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$110,341	11.56%	≥	$42,953	≥	4.5%	≥	n/a	≥	n/a
Bank	$114,012	11.86%	≥	$43,259	≥	4.5%	≥	$62,485	≥	6.5%
Tier 1 capital (to average assets)
Company	$113,434	10.21%	≥	$44,440	≥	4.0%	≥	n/a	≥	n/a
Bank	$114,012	10.27%	≥	$44,406	≥	4.0%	≥	$55,507	≥	5.0%
As of December 31, 2015
Total capital (to risk-weighted assets)
Company	$119,208	14.25%	≥	$66,924	≥	8.0%	≥	n/a	≥	n/a
Bank	$104,427	12.49%	≥	$66,887	≥	8.0%	≥	$83,608	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$107,453	12.85%	≥	$50,173	≥	6.0%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$50,165	≥	6.0%	≥	$66,887	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$104,360	12.48%	≥	$37,630	≥	4.5%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$37,624	≥	4.5%	≥	$54,346	≥	6.5%
Tier 1 capital (to average assets)
Company	$107,453	10.75%	≥	$39,983	≥	4.0%	≥	n/a	≥	n/a
Bank	$97,655	9.78%	≥	$39,941	≥	4.0%	≥	$49,926	≥	5.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2015. Except where the content otherwise requires or when otherwise indicates, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our banking subsidiary, Veritex Community Bank.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired, and integrated four banks. As of June 30, 2016, we had total assets of $1.2 billion, total loans of $928 million, total deposits of $1.0 billion and total stockholders’ equity of $138.9 million.

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

Certain Events Affect Year-Over-Year Comparability

The comparability of our consolidated results of operations for the three and six months ended June 30, 2016 and June 30, 2015 is affected by the IBT acquisition, which closed on July 1, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and June 30, 2015

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

For the six months ended June 30, 2016, net interest income totaled $19.9 million and net interest margin and net interest spread were 3.89% and 3.65%, respectively. For the six months ended June 30, 2015, net interest income totaled $13.8 million and net interest margin and net interest spread were 3.79% and 3.52%, respectively. The increase in net interest income of $6.1 million was primarily due to $6.6 million in increased interest income on loans resulting from average loan increases of $266.1 million compared to the six months ended June 30, 2015. The increase in net interest margin and net interest spread was primarily attributable to an increase of 0.04% in the average yield on the loan portfolio. This increase was due to an additional $184,000 in purchase discount accretion representing an addition of 0.04% to loan yields.

For the six months ended June 30, 2016, interest expense totaled $2.3 million and the average rate paid on interest-bearing liabilities was 0.69%. For the six months ended June 30, 2015, interest expense totaled $1.5 million and the average rate paid on interest-bearing liabilities was 0.70%. The increase in interest expense of $796,000 was primarily due to $710,000 in increased deposit-related interest expense resulting from average interest-bearing deposit increases of $202.8 million to $621.4 million for the six months ended June 30, 2016 from $418.6 million for the six months ending June 30, 2015. The increase in interest expense was primarily the result of increases in money market accounts as balances increased $162.7 million and interest expense paid on these balances increased $663,000.

The decrease in the average rate paid on interest-bearing liabilities of 0.01% was primarily due to a decline in the average cost of Federal Home Loan Bank (FHLB) advances to 0.59% for the six months ended June 30, 2016 from 0.78% for the six months ended June 30, 2015. A change in funding mix also contributed to the decline in average rate paid on interest-bearing liabilities as FHLB average balances as percentage of total interest bearing liabilities increased from 4% to 7% from the six months ended June 30, 2015. Partially offsetting the decrease in interest-bearing liabilities, the average interest rate paid on deposits increased to 0.65% for the six months ended June 30, 2016 from 0.62%. The interest rate paid on deposits increased as a result in the average rate paid on money market accounts.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2016 and 2015, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$885,491	$21,407	4.86%	$619,436	$14,802	4.82%
Securities available for sale	79,032	679	1.73	52,943	464	1.77
Investment in subsidiary	93	2	4.32	93	1	2.17
Interest-earning deposits in financial institutions	64,804	173	0.54	62,913	109	0.35
Total interest-earning assets	1,029,420	22,261	4.35	735,385	15,376	4.22
Allowance for loan losses	(7,248)			(6,041)
Noninterest-earning assets	91,227			67,640
Total assets	$1,113,399			$796,984
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$621,352	$2,007	0.65%	$418,589	$1,297	0.62%
Advances from FHLB	49,011	143	0.59	16,000	62	0.78
Other borrowings	8,076	192	4.78	8,233	187	4.58
Total interest-bearing liabilities	678,439	2,342	0.69	442,822	1,546	0.70
Noninterest-bearing liabilities:
Noninterest-bearing deposits	296,162			236,740
Other liabilities	2,655			1,897
Total noninterest-bearing liabilities	298,817			238,637
Stockholders’ equity	136,143			115,525
Total liabilities and stockholders’ equity	$1,113,399			$796,984
Net interest rate spread(2)			3.65%			3.52%
Net interest income		$19,919			$13,830
Net interest margin(3)			3.89%			3.79%

(1)	Includes average outstanding balances of loans held for sale of $4,367 and $2,916 for the six months ended June 30, 2016 and 2015, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Six Months Ended
	June 30, 2016 vs. 2015
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,375	$230	$6,605
Securities available for sale	229	(14)	215
Investment in subsidiary	—	1	1
Interest-earning deposits in other banks	3	61	64
Total increase (decrease) in interest income	6,607	278	6,885
Interest-bearing liabilities:
Interest-bearing deposits	630	80	710
Advances from FHLB	128	(47)	81
Other borrowings	(4)	9	5
Total increase (decrease) in interest expense	754	42	796
Increase (decrease) in net interest income	$5,853	$236	$6,089

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.4 million for the six months ended June 30, 2016, compared to $258,000 for the same period in 2015, an increase of $1.1 million, or 431.8%. The increase in provision expense was due mainly to an increase in general reserves required to support the rate of loan growth for the six months ended June 30, 2016 as compared to the rate growth for the same period in 2015. In addition, net charge-offs increased $188,000 for the six months ended June 30, 2016 compared to the same period in 2015.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans, gains on the sale of other assets owned, gains on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which we generally recognize over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$877	$527	$350
Gain on sales of investment securities	15	7	8
Gain on sales of loans	1,282	431	851
Gain on sales of other assets owned	—	(2)	2
Bank-owned life insurance income	384	357	27
Other	227	134	93
Total noninterest income	$2,785	$1,454	$1,331

Noninterest income for the six months ended June 30, 2016 increased $1.3 million, or 91.5%, to $2.8 million compared to noninterest income of $1.5 million for the same period in 2015. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $877,000 for the six months ended June 30, 2016, an increase of $350,000 over the same period in 2015. This increase was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers and from accounts acquired in the acquisition of IBT.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $1.3 million for the six months ended June 30, 2016 compared to $431,000 for the same period of 2015. This increase of $851,000 was primarily due to the sale of an SBA-guaranteed loans resulting in gains of $507,000, increases in the number of mortgage loans sold resulting in increased gains of $151,000, and a non-recurring gain on the sale of a loan acquired in the IBT acquisition of $193,000.

Bank-owned life insurance income. We invest in bank-owned life insurance (“BOLI”) due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $384,000 for the six months ended June 30, 2016, compared to $357,000 for the same period in 2015. The increase in income was primarily attributable to $1.0 million additional bank-owned life insurance from the acquisition of IBT.

Noninterest Expense

Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major components of noninterest expense are salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended		Increase
	June 30,		(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Salaries and employee benefits	$6,763	$5,245	$1,518
Non-staff expenses:
Occupancy and equipment	1,795	1,665	130
Professional fees	1,076	905	171
Data processing and software expense	554	535	19
FDIC assessment fees	269	196	73
Marketing	411	367	44
Other assets owned expenses and write-downs	130	35	95
Amortization of intangibles	190	148	42
Telephone and communications	197	114	83
Other	892	603	289
Total noninterest expense	$12,277	$9,813	$2,464

Noninterest expense for the six months ended June 30, 2016 increased $2.5 million or 25.5% to $12.3 million compared to noninterest expense of $9.8 million for the six months ended June 30, 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $6.8 million for the six months ended June 30, 2016, an increase of $1.5 million or 28.9% compared to the same period in 2015. The increase was attributable to employee compensation increases of $1.4 million resulting from annual merit increases and the addition of thirty-one new full-time equivalent employees including staff formerly employed by IBT prior to the acquisition in July 2015. The total number of full-time equivalent employees at June 30, 2016 was 157. Incentive costs increased $330,000 including stock compensation increases of $105,000 and employee bonus increases of $225,000. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $378,000 and $273,000, respectively. Growth in loan originations and the resulting deferred employee expense offset partially increases in employee compensation and incentive expense.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $1.8 million for the six months ended June 30, 2016 compared to $1.7 million for the same period in 2015. The increase of $130,000 was primarily the result of increased lease expense, building depreciation, building repairs and maintenance associated with facilities acquired with the acquisition of IBT.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $1.1 million for the six months ended June 30, 2016 compared to $905,000 for the same period in 2015, an increase of $171,000 or 18.9%. The increase was due to increases in directors’ fees of $123,000 and audit expenses of $99,000. Reductions of $71,000 in legal expenses incurred in 2015 for the purchase of IBT partially offset increases in professional fees.

Other assets owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $130,000 and $35,000 for the six months ended June 30, 2016 and 2015, respectively. The increase of $95,000 was due to a write-down of a repossessed asset.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $289,000, or 47.9%, to $892,000 for the six months ended June 30, 2016, compared to $603,000 for the same period in 2015 primarily related to operating expenses associated with the addition of IBT, organic growth in deposit and loan volume, and additional staffing levels.  Operating expense increases include increases in loan and collection expense of $118,000, security expense of $53,000, education and training of $40,000, dues, and memberships and subscriptions of $29,000.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2016, the Company did not believe a valuation allowance was necessary.

For the six months ended June 30, 2016, income tax expense totaled $3.1 million an increase of $1.5 million, or 100.2%, compared to $1.5 million for the same period in 2015. The increase was primarily attributable to the $3.8 million increase in net operating income from $5.2 million for the six months ended June 30, 2015. This increase was offset by a net discrete tax benefit of $186,000 associated with the recognition of non-qualified stock options deferred tax assets during the six months ended June 30, 2015.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.1% and 33.0% for the six months ended June 30, 2016 and 2015. The increase in effective tax rates from the six months ended June 30, 2015 was affected primarily by increases in our federal statutory rate from 34% to 35%.   Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the six months ended June 30, 2016 and 2015 of 33.9% and 29.4%, respectively.

Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

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

Compared to the three months ended June 30, 2015, net interest income before provision for loan losses increased by $3.2 million from $7.0 million to $10.2 million for the three months ended June 30, 2016. The increase in net interest income before provision for loan losses was primarily due to $3.6 million in increased interest income on loans resulting from average loan balance increases of $289.2 million compared to June 30, 2015. The net interest margin improved 0.13% to 3.90% from 3.77% for the same three-month period in 2015. The primary driver of the increase was due to an increase in average yield on loans of 0.08% to 4.86% for the three months ended June 30, 2016 from 4.78% for the same period in 2015.  This increase was primarily the result of an additional $149,000 in purchase discount accretion representing an addition of 0.06% to loan yields.

The average rate paid on interest-bearing liabilities increased 0.02% from 0.70% for the three months ended June 30, 2015 to 0.72% for the three months ended June 30, 2016 primarily due to an increase in the average rate paid on money market accounts.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest‑earning assets and interest‑bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest‑earning assets, the average rate paid on interest‑bearing liabilities and the net interest margin on average total interest‑earning assets for the same periods. Interest earned on loans that are classified as non‑accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2016 and 2015, interest income not recognized on non‑accrual loans was minimal. Any non‑accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$914,121	$11,052	4.86%	$624,971	$7,454	4.78%
Securities available for sale	80,498	344	1.72	56,603	252	1.79
Investment in subsidiary	93	1	4.32	93	—	—
Interest-earning deposits in financial institutions	59,506	80	0.54	60,630	55	0.36
Total interest-earning assets	1,054,218	11,477	4.38	742,297	7,761	4.19
Allowance for loan losses	(7,604)			(6,069)
Noninterest-earning assets	92,179			68,046
Total assets	$1,138,793			$804,274
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$636,875	$1,072	0.68%	$428,146	$666	0.62%
Advances from FHLB	54,425	80	0.59	15,132	30	0.80
Other borrowings	8,077	97	4.83	8,077	93	4.62
Total interest-bearing liabilities	699,377	1,249	0.72	451,355	789	0.70
Noninterest-bearing liabilities:
Noninterest-bearing deposits	298,887			234,510
Other liabilities	2,687			1,974
Total noninterest-bearing liabilities	301,574			236,484
Stockholders’ equity	137,842			116,435
Total liabilities and stockholders’ equity	$1,138,793			$804,274
Net interest rate spread(2)			3.66%			3.49%
Net interest income		$10,228			$6,972
Net interest margin(3)			3.90%			3.77%

(1)	Includes average outstanding balances of loans held for sale of $5,192 and $1,429 for the three months ended June 30, 2016 and 2015, respectively.
(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended
	June 30, 2016 vs. 2015
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,439	$159	$3,598
Securities available for sale	106	(14)	92
Investment in subsidiary	—	1	1
Interest-earning deposits in other banks	(1)	26	25
Total increase (decrease) in interest income	$3,544	$172	$3,716
Interest-bearing liabilities:
Interest-bearing deposits	$324	$82	$406
Advances from FHLB	78	(28)	50
Other borrowings	—	4	4
Total increase (decrease) in interest expense	402	58	460
Increase (decrease) in net interest income	$3,142	$114	$3,256

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $527,000 for the three months ended June 30, 2016, compared to $148,000 for the same period in 2015, an increase of $379,000. The increase in provision expense was due to an increase in general reserves required to support the rate of loan growth for the three months ended June 30, 2016 as compared to the rate growth for the same period in 2015.

Noninterest Income

Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans and other real estate owned and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which we generally recognize over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30,
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$443	$282	$161
Gain on sales of loans	620	129	491
Bank‑owned life insurance	191	179	12
Other	158	98	60
Total noninterest income	$1,412	$688	$724

Noninterest income for the three months ended June 30, 2016 increased $724,000, or 105.2%, to $1.4 million compared to noninterest income of $688,000 for the same period in 2015. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $443,000 and $282,000 for the three months ended June 30, 2016 and 2015, respectively. The increase of $161,000 was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers and from accounts acquired in the acquisition of IBT.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $620,000 for the three months ended June 30, 2016 compared to $129,000 for the same period of 2015. The increase of $491,000 was primarily due to the sale of an SBA-guaranteed loans resulting in increased gains of $252,000, and increases in the number of mortgage loans sold resulting in increased gains of $239,000.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	June 30,		(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Salaries and employee benefits	$3,589	$2,588	$1,001
Non-staff expenses:
Occupancy and equipment	894	808	86
Professional fees	503	365	138
Data processing and software expense	270	272	(2)
FDIC assessment fees	132	96	36
Marketing	211	162	49
Other assets owned expenses and write-downs	55	22	33
Amortization of intangibles	95	74	21
Telephone and communications	100	57	43
Other	452	286	166
Total noninterest expense	$6,301	$4,730	$1,571

Noninterest expense for the three months ended June 30, 2016 increased $1.6 million, or 33.2%, to $6.3 million compared to noninterest expense of $4.7 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $3.6 million for the three months ended June 30, 2016, an increase of $1.0 million, or 38.7%, compared to the same period in 2015. The increase was primarily attributable to employee compensation of $718,000 resulting from annual merit increases and the addition of thirty-one new full time equivalent employees including staff formerly employed by IBT prior to the acquisition in July 2015. The total number of full-time equivalent employees at June 30, 2016 was 157. Employee benefits and payroll taxes increased $108,000. Incentive costs increased $140,000 including stock compensation increases of $27,000 and employee bonus increases of $113,000. Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $193,000 and $166,000, respectively.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $894,000 for the three months ended June 30, 2016 compared to $808,000 for the same period in 2015. The increase of $86,000 was primarily the result of increased lease expense, building depreciation, building repairs and maintenance associated with facilities acquired with the acquisition of IBT.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $503,000 for the three months ended June 30, 2016 compared to $365,000 for the same period in 2015, an increase of $138,000 or 37.8%. The increase was primarily due to increases in directors’ fees of $66,000, legal expense of $39,000 and audit expenses of $25,000.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance mortality expense, insurance, and security expense. Other expenses were $452,000 for the three months ended June 30, 2016 and $286,000 for the same three months in 2015. The increase of $166,000, or 58.0%, primarily related to operating expenses associated with the addition of IBT, organic growth in deposit and loan volume, and additional staffing levels. Operating expense increases include increases in loan and collection expense of $77,000, security expense of $27,000, education and training of $29,000, dues, and memberships and subscriptions of $13,000.

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

Income tax expense for the three months ended June 30, 2016 totaled $1.6 million, an increase of $713,000, or 77.0%, compared to $926,000 for the same period in 2015. The increase was primarily attributable to the $2.0 million increase in net income from operations compared to the three months ended June 30, 2015

The Company’s effective tax rate was approximately 34.1% for the three months ended June 30, 2016 compared to 33.3% for the three months ended June 30, 2015 The increase in effective tax rates from the three months ended June 30, 2015 was affected primarily by increases in our federal statutory rate from 34% to 35%.

Financial Condition

Our total assets increased $175.9 million, or 16.9%, from $1.0 billion as of December 31, 2015 to $1.2 billion as of June 30, 2016. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2016, total loans were $928.0 million, an increase of $107.4 million, or 13.1%, compared to $820.6 million as of December 31, 2015. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $4.8 million and $2.8 million in loans were classified as held for sale as of June 30, 2016 and December 31, 2015, respectively.

Total loans as a percentage of deposits were 90.3 % and 94.5% as of June 30, 2016 and December 31, 2015, respectively. Total loans as a percentage of assets were 76.3% and 78.9% as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$278,438	30.0%	$246,124	30.0%
Real estate:
Construction and land	154,251	16.6	126,422	15.4
Farmland	10,039	1.1	11,696	1.4
1 - 4 family residential	139,126	15.0	137,704	16.8
Multi-family residential	22,507	2.4	8,695	1.1
Nonfarm nonresidential	319,063	34.4	284,622	34.7
Consumer	4,576	0.5	5,304	0.6
Total loans held for investment	$928,000	100.0%	$820,567	100%
Total loans held for sale	$4,793		$2,831

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

The following table presents information regarding non-performing assets at the dates indicated:

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans	$1,028	$591
Accruing loans 90 or more days past due	5,634	84
Total nonperforming loans	6,662	675
Other real estate owned:
Commercial real estate, construction, land and land development	493	493
Residential real estate	—	—
Total other real estate owned	493	493
Repossessed assets owned	—	—
Total other assets owned	493	493
Total nonperforming assets	$7,155	$1,168
Restructured loans—non-accrual	$36	$288
Restructured loans—accruing	$551	$1,439
Ratio of nonperforming loans to total loans	0.72%	0.08%
Ratio of nonperforming assets to total assets	0.59%	0.11%

We had $7.2 million and $1.2 million in nonperforming assets as of June 30, 2016 and as of December 31, 2015. We had $6.7 million in nonperforming loans as of June 30, 2016 compared to $675,000 as of December 31, 2015. The increase of $6.0 million in nonperforming assets compared to December 31, 2015 is primarily related to the addition of a single $5.4 million loan to the accruing loans 90 or more days past due category. This $5.4 million loan is part of the borrowing relationship detailed in the “—Potential Problem Loans” section below. This loan is well-secured, and a plan is in place for the borrower to bring the note fully current and accelerate principal payments in advance of the original terms within the next 90 days.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	184	187
Multi-family residential	—	—
Nonfarm residential	—	—
Commercial	828	383
Consumer	16	21
Total	$1,028	$591

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

The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of June 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$153,619	$632	$—	$—	$154,251
Farmland	10,039	—	—	—	10,039
1 - 4 family residential	138,731	211	184	—	139,126
Multi-family residential	22,507	—	—	—	22,507
Nonfarm nonresidential	318,441	622	—	—	319,063
Commercial	264,424	6,917	7,082	15	278,438
Consumer	4,560	—	16	—	4,576
Total	$912,321	$8,382	$7,282	$15	$928,000

	As of December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

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

As of June 30, 2016, the total of the borrowing relationship amounted to $15.6 million. The Company classified $5.2 million of the borrowing relationship as Pass reflecting the continued ability to pay according to the contractual terms of the loans and the strength of collateral. The Company determined that $5.0 million and $5.4 million of loans affiliated with this borrowing relationship demonstrated weakness consistent with the Special Mention and Substandard classifications, respectively. The Company believes that the value of collateral securing each loan is well in excess of loan amounts with the loan to value ratios less than 50%. The borrowing relationship is not considered impaired and no specific reserves have been established at this time.

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

As of June 30, 2016, the allowance for loan losses totaled $7.9 million, or 0.85%, of total loans. As of December 31, 2015, the allowance for loan losses totaled $6.8 million, or 0.83%, of total loans. Ending balances for the purchase discount related to non‑impaired acquired loans were $693,000 and $1.0 million, as of June 30, 2016 and December 31, 2015, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of June 30, 2016 and December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six Months Ended	For the Six Months Ended	For the Year Ended
	June 30, 2016	June 30, 2015	December 31, 2015
	(Dollars in thousands)
Average loans outstanding(1)	$881,124	$616,520	$694,305
Gross loans outstanding at end of period(1)	$928,000	$644,938	$820,567
Allowance for loan losses at beginning of period	$6,772	$5,981	$5,981
Provision for loan losses	1,372	258	868
Charge-offs:
Real estate:
Construction, land and farmland	—	(48)	(48)
Residential	—	—	—
Nonfarm non-residential	—	—	—
Commercial	(240)	(50)	(87)
Consumer	(9)	(4)	(5)
Total charge-offs	(249)	(102)	(140)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	—	5	5
Commercial	14	50	57
Consumer	1	1	1
Total recoveries	15	56	63
Net charge-offs	(234)	(46)	(77)
Allowance for loan losses at end of period	$7,910	$6,193	$6,772
Ratio of allowance to end of period loans	0.85%	0.96%	0.83%
Ratio of net charge-offs to average loans	0.03%	0.01%	0.01%

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2015 to June 30, 2016. Loan balances increased from $820.6 million as of December 31, 2015 to $928.0 million as of June 30, 2016. Our allowance as a percentage of our total loan portfolio has decreased as of June 30, 2016 from June 30, 2015 due to the addition of loans totaling approximately $88.5 million purchased in the IBT acquisition. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. Net charge-offs have remained insignificant, representing less than 0.03% of total loan balances during the same period.

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

	As of		As of
	June 30, 2016		December 31, 2015
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,307	16.5%	$1,007	14.9%
Farmland	83	1.0	97	1.4
1 - 4 family residential	1,004	12.7	1,058	15.6
Multi-family residential	187	2.4	66	1.0
Nonfarm nonresidential	2,586	32.7	2,189	32.3
Total real estate	5,167	65.3	4,417	65.2%
Commercial	2,716	34.4	2,324	34.3
Consumer	27	0.3	31	0.5
Total allowance for loan losses	$7,910	100.0%	$6,772	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2016, the carrying amount of investment securities totaled $83.7 million, an increase of $7.9 million or 10.4% compared to $75.8 million as of December 31, 2015. Securities represented 6.9% and 7.3% of total assets as of June 30, 2016 and December 31, 2015, respectively.

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

	As of June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$781	$—	$16	$765
Municipal securities	11,130	70	23	11,177
Mortgage-backed securities	44,981	230	81	45,130
Collateralized mortgage obligations	25,518	287	19	25,786
Asset-backed securities	833	—	14	819
Total	$83,243	$587	$153	$83,677

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
Total	$76,027	$242	$456	$75,813

All of our mortgage-backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of June 30, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$373	1.82%	$392	2.05%	$—	—%	$765	1.94%
Municipal securities	—	—	3,759	2.14	3,194	1.98	4,224	2.12	11,177	2.09
Mortgage-backed securities	—	—	36,408	1.65	8,639	2.16	83	1.85	45,130	1.75
Collateralized mortgage obligations	333	2.84	23,101	1.94	2,352	1.60	—	—	25,786	1.92
Asset-backed securities	—	—	—	—	819	1.05	—	—	819	1.05
Total	$333	2.84%	$63,641	1.79%	$15,396	1.98%	$4,307	2.11%	$83,677	1.84%

	As of December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$3,370	1.71%	$417	2.08%	$—	—%	$3,787	1.75%
Municipal securities	999	3.25	1,479	2.08	—	—	4,217	2.16	6,695	2.30
Mortgage-backed securities	—	—	38,594	1.62	7,378	1.77	85	1.85	46,057	1.64
Collateralized mortgage obligations	303	2.51	13,861	2.18	4,220	2.01	—	—	18,384	2.15
Asset-backed securities	—	—	1	—	889	1.29	—	—	890	1.29
Total	$1,302	3.08%	$57,305	1.77%	$12,904	1.83%	$4,302	2.15%	$75,813	1.83

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.37 years and 3.74 years with an estimated effective duration of 2.08 years and 2.65 years as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.73% for the six months ended June 30, 2016 compared to 1.69% for the year ended December 31, 2015. The increase in average yield during 2016 compared to 2015 was primarily due to the purchase of $8.5 million in higher yielding mortgage-backed and municipal securities during the six months ended June 30, 2016.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of June 30, 2016 were $1.0 billion, an increase of $159.3 million, or 18.3%, compared to $868.4 million as of December 31, 2015. The increase was comprised of the following: increase in noninterest-bearing deposits of $53.2 million; increase in money market accounts of $84.4 million; and increase in time deposits of $30.2 million. A significant contributor to the growth in the noninterest bearing deposits was a single customer deposit of $38.6 million. The customer is expected to withdraw the funds within 90 days. The increase in money market and time deposit accounts were primarily due to growth related to our financial institution deposit portfolio.

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2016 and December 31, 2015, total borrowing capacity of $335.0 million and $300.5 million, respectively, was available under this arrangement and $38.4 million and $28.4 million, respectively, was outstanding with a weighted average interest rate of 0.59% for the three months ended June 30, 2016 and 0.88% for the year ended December 31, 2015. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
June 30, 2016
Amount outstanding at period-end	$38,375
Weighted average interest rate at period-end	0.69%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	49,011
Weighted average interest rate during the period	0.59%
December 31, 2015
Amount outstanding at period-end	$28,444
Weighted average interest rate at period-end	0.92%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	18,055
Weighted average interest rate during the period	0.88%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2016 and December 31, 2015, $168.6 million and $152.2 million, respectively, were available under this arrangement. As of June 30, 2016, approximately $229.7 million in commercial loans were pledged as collateral. As of June 30, 2016 and December 31, 2015, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of June 30, 2016 and December 31, 2015 was 2.47% and 2.18%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,984	4,983
Total	$8,077	$8,076

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2016 and the year ended December 31, 2015, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of June 30, 2016 and December 31, 2015. There were no advances under these lines of credit outstanding as of June 30, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.1 billion for the six months ended June 30, 2016 and $898.8 million for the year ended December 31, 2015.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
Sources of Funds:
Deposits:
Noninterest-bearing	26.6%	29.8%
Interest-bearing	55.9	52.8
Advances from FHLB	4.4	2.0
Other borrowings	0.7	1.0
Other liabilities	0.2	0.3
Stockholders’ equity	12.2	14.1
Total	100%	100%
Uses of Funds:
Loans	78.9%	76.8%
Securities available for sale	7.1	6.6
Interest-bearing deposits in other banks	5.8	7.9
Other noninterest-earning assets	8.2	8.7
Total	100%	100%
Average noninterest-bearing deposits to average deposits	32.3%	36.0%
Average loans to average deposits	95.7%	93.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 43.2% for the six months ended June 30, 2016 compared to the same period in 2015. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.

As of June 30, 2016, we had outstanding $231.3 million in commitments to extend credit and $1.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $236.7 million in commitments to extend credit and $2.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of June 30, 2016, we had cash and cash equivalents of $127.2 million compared to $71.6 million as of December 31, 2015. The increase was primarily due to increase in deposits at June 30, 2016.

Capital Resources

Total stockholders’ equity increased to $138.9 million as of June 30, 2016, compared to $132.0 million as of December 31, 2015, an increase of $6.8 million, or 5.2%. The increase from December 31, 2015 was primarily the result of $6.0 million in net income for the period and an increase in accumulated other comprehensive income of $428,000 related to increased value in the gain on securities available for sale.

For the six months ended June 30, 2015, we declared and paid cash dividends on our Series C preferred stock of $40,000. For the six months ended June 30, 2016, we did not declare or pay cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. See Note 12 “Preferred Stock” to our condensed consolidated financial statements in this report. Since incorporation, we have not declared or paid any type of dividend to owners of our common stock.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 13 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2016 and December 31, 2015, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$126,328	13.23%	$119,208	14.25%
Tier 1 capital (to risk-weighted assets)	113,434	11.88	107,453	12.85
Common equity tier 1 (to risk-weighted assets)	110,341	11.56	104,360	12.48
Tier 1 capital (to average assets)	113,434	10.21	107,453	10.75
Veritex Community Bank
Total capital (to risk-weighted assets)	$121,922	12.68%	$104,427	12.49%
Tier 1 capital (to risk-weighted assets)	114,012	11.86	97,655	11.68
Common equity tier 1 (to risk-weighted assets)	114,012	11.86	97,655	11.68
Tier 1 capital (to average assets)	114,012	10.27	97,655	9.78

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

The Company’s commitments to extend credit and outstanding standby letters of credit were $231.3 million and $1.8 million, respectively, as of June 30, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of June 30, 2016		As of December 31, 2015
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	8.08%	11.18%	4.61%	6.23%
+ 200	6.10%	11.49%	3.28%	7.53%
+ 100	3.79%	8.89%	1.70%	6.22%
Base	0.51%	—%	(0.43)%	—%
−100	(1.38)%	(7.26)%	(1.90)%	(7.74)%

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

Tangible Book Value Per Common Share

Tangible book value per common share is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (1) tangible common equity as stockholders’ equity less preferred stock, and goodwill, core deposit intangibles and other intangible assets, net of accumulated amortization, and (2) tangible book value per common share as tangible common equity divided by shares of common stock outstanding. The most directly comparable GAAP financial measure for tangible book value per common share is book value per common share.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of June 30,		As of December 31,
	2016	2015	2015
	(Dollars in thousands, except share data)
Tangible Common Equity
Total stockholders’ equity	$138,850	$117,085	$132,046
Adjustments:
Preferred stock	—	(8,000)	—
Common shareholder book value	138,850	109,085	132,046
Goodwill	(26,865)	(19,148)	(26,865)
Intangible assets	(2,264)	(1,110)	(2,410)
Total tangible common equity	$109,721	$88,827	$102,771
Common shares outstanding(1)	10,727,863	9,493,788	10,712,472
Book value per common share	$12.94	$11.49	$12.33
Tangible book value per common share	$10.23	$9.36	$9.59

(1)

Excludes the dilutive effect, if any, of 449,000,  397,000 and 378,000 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2016, June 30, 2015 and December 31, 2015, respectively, and 172,000,  151,000, and 136,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of June 30, 2016, June 30, 2015 and December 31, 2015, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$138,850	$132,046
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,264)	(2,410)
Total tangible common equity	$109,721	$102,771
Tangible Assets
Total assets	$1,215,497	$1,039,600
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,264)	(2,410)
Total tangible assets	$1,186,368	$1,010,325
Tangible Common Equity to Tangible Assets	9.25%	10.17%

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2016 and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*

The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements.

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: July 28, 2016	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)