Form 10-Q
period 2016-09-30
Veritex Holdings, Inc.
filed 2016-10-27
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2016, there were 10,747,938 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2016 and December 31, 2015
(Dollars in thousands, except par value information)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$15,837	$10,989
Interest bearing deposits in other banks	162,750	60,562
Total cash and cash equivalents	178,587	71,551
Investment securities	86,772	75,813
Loans held for sale	4,856	2,831
Loans, net of allowance for loan losses of $8,102 and $6,772, respectively	918,559	813,733
Accrued interest receivable	2,414	2,216
Bank-owned life insurance	19,922	19,459
Bank premises, furniture and equipment, net	17,501	17,449
Non-marketable equity securities	7,358	4,167
Investment in unconsolidated subsidiary	93	93
Other real estate owned	662	493
Intangible assets, net of accumulated amortization of $1,989 and $1,605, respectively	2,257	2,410
Goodwill	26,865	26,865
Other assets	3,392	2,520
Total assets	$1,269,238	$1,039,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$304,972	$301,367
Interest-bearing	772,245	567,043
Total deposits	1,077,217	868,410
Accounts payable and accrued expenses	2,082	1,776
Accrued interest payable and other liabilities	1,098	848
Advances from Federal Home Loan Bank	38,341	28,444
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,984	4,983
Total liabilities	1,126,815	907,554
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2016 and December 31, 2015; 10,736,037 and 10,712,472 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (excluding 10,000 shares held in treasury)	107	107
Additional paid-in capital	116,315	115,721
Retained earnings	26,101	16,739
Unallocated Employee Stock Ownership Plan shares; 27,993 and 27,993 shares at September 30, 2016 and December 31, 2015, respectively	(309)	(309)
Accumulated other comprehensive income (loss)	279	(142)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	142,423	132,046
Total liabilities and stockholders’ equity	$1,269,238	$1,039,600
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$11,589	$9,230	$32,996	$24,032
Interest on investment securities	335	247	1,014	712
Interest on deposits in other banks	129	60	302	169
Interest on other	1	1	2	1
Total interest income	12,054	9,538	34,314	24,914
Interest expense:
Interest on deposit accounts	1,381	778	3,388	2,075
Interest on borrowings	156	143	491	392
Total interest expense	1,537	921	3,879	2,467
Net interest income	10,517	8,617	30,435	22,447
Provision for loan losses	238	—	1,610	258
Net interest income after provision for loan losses	10,279	8,617	28,825	22,189
Noninterest income:
Service charges and fees on deposit accounts	433	380	1,309	907
Gain on sales of investment securities	—	—	15	7
Gain on sales of loans	1,036	392	2,318	824
Loss on sales of other assets owned	—	21	—	19
Bank-owned life insurance	193	194	577	552
Other	231	56	460	188
Total noninterest income	1,893	1,043	4,679	2,497
Noninterest expense:
Salaries and employee benefits	3,920	3,001	10,683	8,247
Occupancy and equipment	923	894	2,718	2,560
Professional fees	785	632	1,861	1,536
Data processing and software expense	296	368	850	903
FDIC assessment fees	179	121	447	317
Marketing	293	227	704	595
Other assets owned expenses and write-downs	9	(5)	139	29
Amortization of intangibles	95	96	285	243
Telephone and communications	98	68	295	182
Other	431	440	1,323	1,043
Total noninterest expense	7,029	5,842	19,305	15,655
Net income from operations	5,143	3,818	14,199	9,031
Income tax expense	1,768	1,281	4,837	2,814
Net income	$3,375	$2,537	$9,362	$6,217
Preferred stock dividends	$—	$20	$—	$60
Net income available to common stockholders	$3,375	$2,517	$9,362	$6,157
Basic earnings per share	$0.32	$0.24	$0.88	$0.62
Diluted earnings per share	$0.31	$0.23	$0.85	$0.61
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,375	$2,537	$9,362	$6,217
Other comprehensive income:
Unrealized (losses) gains on securities available for sale arising during the period, net	(9)	115	653	(111)
Reclassification adjustment for net gains included in net income	—	—	15	7
Other comprehensive (loss) income before tax	(9)	115	638	(118)
Income tax expense (benefit)	(3)	39	217	(40)
Other comprehensive income (loss), net of tax	(6)	76	421	(78)
Comprehensive income	$3,369	$2,613	$9,783	$6,139
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
		Shares	Amount						Total
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 6,618 shares withheld to cover tax withholdings	—	23,565	—	(108)	—	—	—	—	(108)
Stock based compensation	—	—	—	702	—	—	—	—	702
Net income	—	—	—	—	9,362	—	—	—	9,362
Other comprehensive income	—	—	—	—	—	421	—	—	421
Balance at September 30, 2016	$—	10,736,037	$107	$116,315	$26,101	$279	$(309)	$(70)	$142,423

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
		Shares	Amount						Total
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	$(70)	$113,312
Restricted stock units vested, net 6,398 shares withheld to cover tax withholdings	—	14,386	—	(100)	—	—	—	—	(100)
Exercise of employee stock options	—	21,000	—	210	—	—	—	—	210
Preferred stock dividend Series C	—	—	—	—	(60)	—	—	—	(60)
Issuance of stock to ESOP	—	9,147	—	115	—	—	(5)	—	110
Stock based compensation	—	—	—	444	—	—	—	—	444
Common stock issued for acquisition of IBT Bancorp, Inc., net offering costs of $252	—	1,185,067	12	17,441	—	—	—	—	17,453
Net income	—	—	—	—	6,217	—	—	—	6,217
Other comprehensive income	—	—	—	—	—	(78)	—	—	(78)
Balance at September 30, 2015	$8,000	10,700,432	$107	$115,579	$14,204	$94	$(406)	$(70)	$137,508
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,362	$6,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,212	1,033
Provision for loan losses	1,610	258
Accretion of loan purchase discount	(363)	(119)
Stock-based compensation expense	702	444
Net amortization of premiums on investment securities	710	358
Change in cash surrender value of bank-owned life insurance	(463)	(453)
Net gain on sales of investment securities	(15)	(7)
Gain on sales of loans held for sale	(2,318)	(824)
Net gain on sales of other real estate owned	—	(19)
Amortization of subordinated note discount	1	1
Originations of loans held for sale	(50,673)	(33,153)
Write down on foreclosed assets	114	—
Proceeds from sales of loans held for sale	49,708	41,069
Increase in accrued interest receivable and other assets	(1,410)	(665)
Increase (Decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	339	338
Net cash provided by operating activities	8,516	14,478
Cash flows from investing activities:
Purchases of securities available for sale	(34,420)	(26,725)
Sales of securities available for sale	8,378	6,278
Proceeds from maturities, calls and pay downs of investment securities	15,026	8,728
Net cash received in acquisition	—	11,150
(Purchases) sales of non-marketable equity securities, net	(3,191)	884
Net loans originated	(105,098)	(62,787)
Net additions to bank premises and equipment	(879)	(2,257)
Proceeds from sales of other real estate owned	—	124
Net cash used in investing activities	(120,184)	(64,605)
Cash flows from financing activities:
Net change in deposits	208,807	106,438
Net increase (decrease) in advances from Federal Home Loan Bank	9,897	(25,025)
Change in other borrowings	—	(926)
Proceeds from exercise of employee stock options	—	210
Dividends paid on preferred stock	—	(60)
Offering costs paid in connection with acquisition	—	(252)
Net cash provided by financing activities	218,704	80,385
Net increase in cash and cash equivalents	107,036	30,258
Cash and cash equivalents at beginning of year	71,551	93,251
Cash and cash equivalents at end of year	$178,587	$123,509
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

Veritex through its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates ten branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at September 30, 2016 and December 31, 2015, condensed consolidated results of operations for the three months and nine months ended September 30, 2016 and 2015, condensed consolidated stockholders’ equity for the nine months ended September 30, 2016 and 2015 and condensed consolidated cash flows for the nine months ended September 30, 2016 and 2015.

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

Earnings Per Share

Earnings per share (“EPS”) are based upon the weighted‑average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (numerator)
Net income	$3,375	$2,537	$9,362	$6,217
Less: preferred stock dividends	—	20	—	60
Net income allocated to common stockholders	$3,375	$2,517	$9,362	$6,157
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,705	10,653	10,698	9,854
Dilutive effect of employee stock-based awards	320	288	294	267
Adjusted weighted average shares outstanding	11,025	10,941	10,992	10,121
Earnings per share:
Basic	$0.32	$0.24	$0.88	$0.62
Diluted	$0.31	$0.23	$0.85	$0.61

For the three and nine months ended September 30, 2016 and 2015, there were no exclusions from the diluted EPS weighted average shares.

Recent Accounting Pronouncements

ASU 2016-09 "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is in process of evaluating the impact of this pronouncement.

ASU 2016-13 "Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is in process of evaluating the impact of this pronouncement.

2. Statement of Cash Flows

Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,858	$2,497
Cash paid for income taxes	$6,100	$2,900
Supplemental Disclosures of Non-Cash Flow Information:
Issuance of stock to ESOP	$—	$110
Net issuance of common stock for vesting of restricted stock units to cover withholding	$108	$100
Net foreclosure of other real estate owned and repossessed assets	$283	$493

The supplemental schedule of noncash investing activities from Company acquisition activity includes the following measurement-period adjustments made during the period:

	Nine Months Ended September 30,
	2016	2015
Noncash assets acquired
Securities available for sale	$—	$4,646
Loans	—	88,497
Bank premises, furniture and equipment	—	4,947
Securities available for sale	—	790
Bank-owned life insurance	—	1,024
Accrued interest receivable	—	250
Servicing assets	—	323
Goodwill	—	6,877
Core deposit intangibles	—	1,078
Other assets	—	504
Total assets	$—	$108,936

Noncash liabilities assumed:
Deposits	$—	$97,426
FHLB advances	—	3,503
Other borrowings	—	926
Other liabilities	—	526
Total liabilities	$—	$102,381

1,185,067 shares of common stock exchanged in connection with acquisition	$—	$17,705

3. Investment Securities

Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$15	$717
Municipal securities	11,763	66	63	11,766
Mortgage-backed securities	44,289	256	61	44,484
Collateralized mortgage obligations	28,767	261	25	29,003
Asset-backed securities	797	5	—	802
	$86,348	$588	$164	$86,772

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
	$76,027	$242	$456	$75,813

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	September 30, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$717	$15	$717	$15
Municipal securities	5,316	53	534	10	5,850	63
Mortgage-backed securities	5,366	28	4,852	33	10,218	61
Collateralized mortgage obligations	4,675	14	1,022	11	5,697	25
	$15,357	$95	$7,125	$69	$22,482	$164

	December 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$2,978	$7	$809	$29	$3,787	$36
Municipal securities	4,216	52	—	—	4,216	52
Mortgage-backed securities	32,255	253	2,792	39	35,047	292
Collateralized mortgage obligations	8,672	76	—	—	8,672	76
	$48,121	$388	$3,601	$68	$51,722	$456

The number of investment positions in an unrealized loss position totaled 23 and 52 at September 30, 2016 and December 31, 2015, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2016. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

	September 30, 2016
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	4,038	4,076
Due from five years to ten years	3,539	3,521
Due after ten years	4,918	4,886
	12,495	12,483
Mortgage-backed securities	44,289	44,484
Collateralized mortgage obligations	28,767	29,003
Asset-backed securities	797	802
	$86,348	$86,772

	December 31, 2015
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$996	$999
Due from one year to five years	4,869	4,851
Due from five years to ten years	428	417
Due after ten years	4,268	4,215
	10,561	10,482
Mortgage-backed securities	46,180	46,057
Collateralized mortgage obligations	18,379	18,384
Asset-backed securities	907	890
	$76,027	$75,813

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015
Proceeds from sales	$8,378	$6,278
Gross realized gains	43	42
Gross realized losses	40	35

Also included in gain on sale of investment securities in the accompanying condensed consolidated statements of income are gross gains of $12 from calls of investment securities for the nine months ended September 30, 2016. There were no gross gains or losses from calls of investment securities for the nine months ended September 30, 2015.

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of September 30, 2016 and December 31, 2015.

4. Loans and Allowance for Loan Losses

Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2016	December 31, 2015
Real estate:
Construction and land	$163,047	$126,422
Farmland	9,421	11,696
1 - 4 family residential	134,926	137,704
Multi-family residential	13,281	8,695
Nonfarm nonresidential	328,335	284,622
Commercial	273,409	246,124
Consumer	4,293	5,304
	926,712	820,567
Deferred loan fees	(51)	(62)
Allowance for loan losses	(8,102)	(6,772)
	$918,559	$813,733

Included in the net loan portfolio as of September 30, 2016 and December 31, 2015 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $627 and $1,029, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of September 30, 2016 and December 31, 2015.

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

Non‑accrual loans aggregated by class of loans, as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	187
Multi-family residential	—	—
Nonfarm nonresidential	—	—
Commercial	1,073	383
Consumer	14	21
	$1,087	$591

During the nine months ended September 30, 2016 and 2015, interest income not recognized on non‑accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$—	$—	$163,047	$163,047	$—
Farmland	—	—	—	—	9,421	9,421	—
1 - 4 family residential	563	137	218	918	134,008	134,926	218
Multi-family residential	—	—	—	—	13,281	13,281	—
Nonfarm nonresidential	—	387	—	387	327,948	328,335	—
Commercial	704	14	671	1,389	272,020	273,409	139
Consumer	—	—	—	—	4,293	4,293	—
	$1,267	$538	$889	$2,694	$924,018	$926,712	$357

	December 31, 2015
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$3	$—	$—	$3	$126,419	$126,422	$—
Farmland	—	—	—	—	11,696	11,696	—
1 - 4 family residential	215	438	187	840	136,864	137,704	—
Multi-family residential	—	—	—	—	8,695	8,695	—
Nonfarm nonresidential	—	175	—	175	284,447	284,622	—
Commercial	883	81	159	1,123	245,001	246,124	83
Consumer	8	2	1	11	5,293	5,304	1
	$1,109	$696	$347	$2,152	$818,415	$820,567	$84

Loans past due 90 days and still accruing, increased from $84 as of December 31, 2015 to $357 as of September 30, 2016. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.

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

Impaired loans, including purchased credit impaired loans and TDRs, at September 30, 2016 and December 31, 2015 are summarized in the following tables.

	September 30, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	164	164	—	164	—	298
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	384	384	—	384	—	459
Commercial	1,020	400	620	1,020	221	428
Consumer	15	—	15	15	4	13
Total	$1,583	$948	$635	$1,583	$225	$1,198

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$10
Farmland	—	—	—	—	—	—
1 - 4 family residential	353	353	—	353	—	191
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1,265	1,265	—	1,265	—	1,146
Commercial	740	390	350	740	186	533
Consumer	21	3	18	21	7	27
Total	$2,379	$2,011	$368	$2,379	$193	$1,907

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the nine months ended September 30, 2016 and 2015, total interest income and cash‑based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring

Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $751 and $1,727 as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 and 2015, the terms of certain loans modified as TDRs are summarized in the following tables:

During the nine months ended September 30, 2016
Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Commercial	2	175	—	—	169	—
Consumer	—	—	—	—	—	—
Total	2	$175	$—	$—	$169	$—

			During the nine months ended September 30, 2015
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Nonfarm nonresidential	1	399	—	—	—	393
Commercial	1	268	—	—	251	—
Consumer	—	—	—	—	—	—
Total	2	$667	$—	$—	$251	$393

The two loans restructured during the nine months ended September 30, 2016 were performing as agreed to the modified terms. A specific allowance of $38 for loan losses was recorded for one of the loans that were modified during the nine months ended September 30, 2016.

The two loans restructured during the nine months ended September 30, 2015 were performing as agreed to the modified terms. A specific allowance of $100 for allowance for loan losses was recorded for one of the loans that were modified during the nine months ended September 30, 2015.

There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2016 and 2015. A default for purposes of this disclosure is a TDR loan in which the borrower is 90days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the nine months ended September 30, 2016 and 2015 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2016 or 2015.

Credit Quality Indicators

From a credit risk standpoint, the Company classifies its loans in the following categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged‑off.

The classifications of loans reflect a judgment by management about the risks of default and loss associated with the loan. The Company reviews the ratings on criticized credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is believed to be inherent in each credit as of each monthly reporting period. All classified credits are evaluated for impairments. If impairment is determined to exist, a specific reserve is established. The Company’s methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).

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

The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,391	$656	$—	$—	$163,047
Farmland	9,421	—	—	—	9,421
1 - 4 family residential	134,708	—	218	—	134,926
Multi-family residential	13,281	—	—	—	13,281
Nonfarm nonresidential	327,056	1,279	—	—	328,335
Commercial	268,761	3,420	1,228	—	273,409
Consumer	4,278	—	15	—	4,293
Total	$919,896	$5,355	$1,461	$—	$926,712

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed a borrowing relationship comprised of loans to multiple affiliated funds in which one of the funds had publicly disclosed that it was subject to ongoing SEC investigations and that the Federal Bureau of Investigation served a search warrant in February 2016 at the fund’s corporate offices in connection with a law enforcement investigation. At that time, the borrowing relationship consisted of four loans to five affiliated funds secured by various assets, including multiple notes made to numerous residential developers in favor of the funds and further secured by deeds of trust. These loans were made to separate and distinct borrowing entities, and are not dependent on each other for repayment.

At December 31, 2015, the total principal balance outstanding under the borrowing relationship amounted to $25.4 million. Since December 31, 2015, the Company has received $21.2 million in principal payments and three of the four loans have paid in full. As of September 30, 2016, the borrowing relationship consisted of one remaining loan with an outstanding principal balance of $4.2 million of which $3 million is classified as Special Mention and $1.2 million as Pass. This loan matured October 15, 2016 and is in the process of renewal. This loan is considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The borrowing relationship is not considered impaired and no specific reserves have been established at this time.

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

An analysis of the allowance for loan losses for the nine months ended September 30, 2016 and 2015 and year ended December 31, 2015 is as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015
Balance at beginning of year	$6,772	$5,981	$5,981
Provision charged to earnings	1,610	868	258
Charge-offs	(309)	(140)	(126)
Recoveries	29	63	101
Net charge-offs	(280)	(77)	(25)
Balance at end of year	$8,102	$6,772	$6,214

The allowance for loan losses as a percentage of total loans was 0.87%,  0.83% and 0.82% as of September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Nine Months Ended September 30, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	368	(38)	532	741	7	1,610
Charge-offs	—	—	—	(300)	(9)	(309)
Recoveries	—	—	—	28	1	29
Net charge-offs (recoveries)	—	—	—	(272)	(8)	(280)
Balance at end of period	$1,472	$1,086	$2,721	$2,793	$30	$8,102
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$221	$4	$225
Total specific reserves	—	—	—	221	4	225
General reserves	1,472	1,086	2,721	2,572	26	7,877
Total	$1,472	$1,086	$2,721	$2,793	$30	$8,102

	For the Year Ended December 31, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of period	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$186	$7	$193
Total specific reserves	—	—	—	186	7	193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

	For the Nine Months Ended September 30, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	135	84	26	38	(25)	258
Charge-offs	(48)	—	—	(74)	(4)	(126)
Recoveries	—	—	5	95	1	101
Net charge-offs (recoveries)	(48)	—	5	21	(3)	(25)
Balance at end of year	$856	$1,250	$1,921	$2,151	$36	$6,214
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$128	$5	$133
Total specific reserves	—	—	—	128	5	133
General reserves	856	1,250	1,921	2,023	31	6,081
Total	$856	$1,250	$1,921	$2,151	$36	$6,214

The Company’s recorded investment in loans as of September 30, 2016 and December 31, 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$384	$1,020	$15	$1,583
Loans collectively evaluated for impairment	172,468	148,043	327,951	272,389	4,278	925,129
Total	$172,468	$148,207	$328,335	$273,409	$4,293	$926,712

	December 31, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Nonfarm Non- Residential	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$353	$1,265	$740	$21	$2,379
Loans collectively evaluated for impairment	138,118	146,046	283,357	245,384	5,283	818,188
Total	$138,118	$146,399	$284,622	$246,124	$5,304	$820,567

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired, or “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

Servicing Assets

At September 30, 2016, the Company was servicing loans of approximately $30,346. A summary of the changes in the related servicing assets are as follows:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of year	$426	$—
Servicing asset acquired through acquisition	—	323
Increase from loan sales	231	60
Amortization charged to income	(81)	(11)
Balance at end of period	$576	$372

The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2016. No servicing assets were held by the Company prior to the acquisition of IBT Bancorp, Inc. (“IBT”). Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2016, there was no valuation allowance recorded.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2016.

5. Income Taxes

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.2%% and 33.2%% for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from bank owned life insurance and municipal securities. The increase in effective tax rates from the nine months ended September 30, 2015 was affected primarily by increases in the federal statutory rate from 34% to 35%. The Company’s reported effective tax rates after including the net impact of discrete items for the nine months ended September 30, 2016 and 2015 of 34.1% and 31.2%, respectively, in the accompanying unaudited condensed consolidated statements of income.

The Company’s provision for income taxes for the nine months ended September 30, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying condensed consolidated balance sheets as of September 30, 2016 is a current tax receivable of approximately $754 and a net deferred tax asset of approximately $1,335 in other assets. Included in the accompanying condensed consolidated balance sheets as of December 31, 2015 is a current tax liability of $488 in accrued interest payable and other liabilities and a net deferred tax asset of $1,532 in other assets.

6. Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases

The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $1,051 and $1,060 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2016
Investment securities available for sale	$—	$86,772	$—	$86,772
As of December 31, 2015
Investment securities available for sale	$—	$75,813	$—	$75,813

The Company records other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate. There were no other real estate properties recorded at fair value at September 30, 2016 and December 31, 2015, respectively.

There were no liabilities measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2016 and 2015.

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

The following table summarizes assets measured at fair value on a non‑recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2016
Assets:
Impaired loans	$—	$—	$1,583	$1,583
Other real estate owned	$—	$—	$—	$—
As of December 31, 2015
Assets:
Impaired loans	$—	$—	$2,379	$2,379
Other real estate owned	$—	$—	$—	$—

At September 30, 2016, impaired loans had a carrying value of $1,583, with $225 specific allowance for loan loss allocated.

At December 31, 2015, impaired loans had a carrying value of $2,379, with $193 specific allowance for loan loss allocated.

There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2016 or December 31, 2015.

For Level 3 financial assets measured at fair value as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,583	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

December 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,379	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

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

Loans and loans held for sale:  For variable‑rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, 1-4 family residential), commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2016 no valuation allowance was recorded.

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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$178,587	$178,587	$71,551	$71,551
Level 2 inputs:
Investment securities	86,772	86,772	$75,813	$75,813
Loans held for sale	4,856	4,856	2,831	2,831
Accrued interest receivable	2,414	2,414	2,216	2,216
Bank-owned life insurance	19,922	19,922	19,459	19,459
Servicing asset	576	576	426	426
Non-marketable equity securities	7,358	7,358	4,167	4,167
Level 3 inputs:
Loans, net	918,559	920,126	813,733	811,455
Financial liabilities:
Level 2 inputs:
Deposits	$1,077,217	$1,059,415	$868,410	$844,966
Advances from FHLB	38,341	38,596	28,444	28,826
Accrued interest payable	130	130	108	108
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,984	4,984	4,983	4,983

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

The following table sets forth the approximate amounts of these financial instruments as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Commitments to extend credit	$242,330	$236,678
Standby and commercial letters of credit	6,728	1,950
	$249,058	$238,628

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

9. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the nine months ended September 30, 2016 and 2015.

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

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the Company's common stock. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets.

Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2016 and 2015 was approximately $143 and $135, respectively.

The following is a summary of ESOP shares as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Allocated shares	35,047	35,047
Unearned shares	27,993	27,993
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$487	$454

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

The Board of Directors authorized the 2010 Incentive Plan to provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance‑based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non‑controlling participants as defined by the 2010 Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the 2010 Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the Incentive Plan include a provision whereby all unearned non‑performance options and restricted shares become immediately exercisable and fully vested upon a change in control.

With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the 2010 Incentive Plan.

During the nine months ended September 30, 2016 and 2015, the Company did not award any restricted stock units, non-performance‑based stock options or performance‑based stock options under the 2010 Incentive Plan.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the nine months ended September 30, 2016 and 2015, approximately $86 and $163 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2016 and 2015, and changes during the period then ended is presented below:

	For the Nine Months Ended September 30, 2016
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	5.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Canceled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	325,500	$10.15	4.81 years
Options exercisable at end of period	303,700	$10.09	4.68 years
Weighted average fair value of options granted during the period		$—

	For the Nine Months Ended September 30, 2015
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	352,500	$10.14	6.58 years
Granted during the period	—	—
Forfeited during the period	(6,000)	10.00
Exercised during the period	(21,000)	10.00
Outstanding at the end of period	325,500	$10.14	5.81 years
Options exercisable at end of period	236,200	$10.07	5.65 years
Weighted average fair value of options granted during the period		$—

As of September 30, 2016, December 31, 2015 and September 30, 2015, the aggregate intrinsic value was $2,357, $1,971 and $1,780, respectively, for outstanding non-performance‑based stock options, $2,217,  $1,462 and $1,311, respectively, for exercisable non-performance‑based stock options.

As of September 30, 2016, December 31, 2015 and September 30, 2015, there was approximately $28, $51 and $92 respectively, of unrecognized compensation expense related to non-performance‑based stock options. The unrecognized compensation expense at September 30, 2016 is expected to be recognized over the remaining weighted average requisite service period of 1.61 years.

A summary of the status of the Company’s restricted stock units under the 2010 incentive plan as of September 30, 2016 and 2015, and changes during the nine months ended then ended is as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	39,750	$11.34	62,250	$10.86
Granted during the period	—	—	—	—
Vested during the period	(12,000)	10.00	(20,000)	10.00
Forfeited during the period	—	—	(1,000)	10.00
Nonvested at September 30,	27,750	$11.92	41,250	$11.30

As of September 30, 2016, December 31, 2015 and September 30, 2015, there was $111,  $174, and $194 respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The unamortized compensation expense as of September 30, 2016 expected to be recognized over the remaining weighted average requisite service period of 1.44 years.

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

During the nine months ended September 30, 2016 , the Company awarded 25,060 non-performance restricted stock units, 34,190 performanced based restricted, and 76,286 non-performance‑based stock options under the 2014 Omnibus Plan. During the nine months ended September 30, 2015 , the Company awarded 8,000 non-performance based restricted stock units, and 25,474 market condition restricted stock units, and 52,080 non-performance‑based stock options under the 2014 Omnibus Plan.

The non-performance options generally vest equally over three years from the grant date. The performance-based restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant.The non-performance restricted stock units fully vest over the requisite service period generally ranging from one to five years.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the nine months ended September 30, 2016, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $159 and $302 for options and restricted stock units, respectively.

For the nine months ended September 30, 2015, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $55 and $226 for options and restricted stock units, respectively.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option‑pricing model with the following assumptions used for the grants:

	For the Nine Months Ended September 30,
	2016	2015
Dividend yield	0.00%	0.00%
Expected life	5.0 to 6.5 years	6.0 to 6.5 years
Expected volatility	33.37% to 37.55%	37.00% to 37.55%
Risk-free interest rate	1.06% to 2.01%	1.76% to 1.81%

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

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of September 30, 2016 and 2015, and changes during the nine months ended is as follows:

	2016			2015
	Nonperformance-based stock options			Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	52,080	$14.35	9.12 years	—	$—
Granted during the period	76,286	15.98		52,080	14.35
Forfeited during the period	—	—		—	—
Canceled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	128,366	$15.32	8.94 years	52,080	$14.35	9.37 years
Options exercisable at end of period	16,293	$14.28	8.33 years	—	$—
Weighted average fair value of options granted during the period		$5.69			$5.57

As of September 30, 2016, December 31, 2015 and September 30, 2015 the aggregate intrinsic value was $266,  $97 and $66 for outstanding stock options under the 2014 Omnibus plan. As of September 30, 2016 the aggregate intrinsic value was $51 for exercisable stock options outstanding under the 2014 Omnibus Plan, and there were no exercisable stock options outstanding under the 2014 Omnibus Plan as of December 31, 2015 or September 30, 2015.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2016 and 2015, and changes during the nine months ended is as follows:

	2016		2015
	Non-performance Based		Non-performance Based
	Restricted stock units		Restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	70,919	$13.29	82,903	$13.00
Granted during the period	25,060	15.83	8,000	15.58
Vested during the period	(9,716)	16.04	(784)	13.00
Forfeited during the period	—	—	(3,533)	13.00
Nonvested at September 30,	86,263	$13.72	86,586	$13.24

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2016 and 2015, and changes during the nine months ended is as follows:

	2016		2015
	Performance Based		Performance Based
	Restricted stock units		Restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	25,474	$9.45	—	$—
Granted during the period	34,190	9.52	25,474	9.45
Vested during the period	(8,467)	14.17	—	—
Forfeited during the period	—	—	—	—
Nonvested at September 30,	51,197	$8.72	25,474	$9.45

As of September 30, 2016, December 31, 2015 and September 30, 2015 there was $478,  $187 and $208 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of September 30, 2016, December 31, 2015 and September 30, 2015 there was $1,373,  $979 and $1,060 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.50 and 2.70 years, respectively.

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

Management believes, as of September 30, 2016 and December 31, 2015 that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2016 and December 31, 2015, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2016 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of September 30, 2016
Total capital (to risk-weighted assets)
Company	$130,104	13.38%	≥	$77,790	≥	8.0%	≥	n/a	≥	n/a
Bank	$126,019	12.97%	≥	$77,730	≥	8.0%	≥	$97,162	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$117,018	12.04%	≥	$58,315	≥	6.0%	≥	n/a	≥	n/a
Bank	$117,917	12.14%	≥	$58,279	≥	6.0%	≥	$77,705	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$113,925	11.72%	≥	$43,743	≥	4.5%	≥	n/a	≥	n/a
Bank	$117,917	12.14%	≥	$43,709	≥	4.5%	≥	$63,135	≥	6.5%
Tier 1 capital (to average assets)
Company	$117,018	9.82%	≥	$47,665	≥	4.0%	≥	n/a	≥	n/a
Bank	$117,917	9.90%	≥	$47,643	≥	4.0%	≥	$59,554	≥	5.0%
As of December 31, 2015
Total capital (to risk-weighted assets)
Company	$119,208	14.25%	≥	$66,924	≥	8.0%	≥	n/a	≥	n/a
Bank	$104,427	12.49%	≥	$66,887	≥	8.0%	≥	$83,608	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$107,453	12.85%	≥	$50,173	≥	6.0%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$50,165	≥	6.0%	≥	$66,887	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$104,360	12.48%	≥	$37,630	≥	4.5%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$37,624	≥	4.5%	≥	$54,346	≥	6.5%
Tier 1 capital (to average assets)
Company	$107,453	10.75%	≥	$39,983	≥	4.0%	≥	n/a	≥	n/a
Bank	$97,655	9.78%	≥	$39,941	≥	4.0%	≥	$49,926	≥	5.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our condensed financial statements and notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2015. Except where the content otherwise requires or when otherwise indicates, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our banking subsidiary, Veritex Community Bank.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As we continue to grow, we expect to expand our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the communities adjacent to those cities. We currently operate ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired, and integrated four banks. As of September 30, 2016, we had total assets of $1.3 billion, total loans of $926.7 million, total deposits of $1.1 billion and total stockholders’ equity of $142.4 million.

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

Certain Events Affect Year-Over-Year Comparability

The comparability of our condensed consolidated results of operations for the nine months ended September 30, 2016 and September 30, 2015 is affected by the IBT acquisition, which closed on July 1, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and September 30, 2015

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

For the nine months ended September 30, 2016, net interest income totaled $30.4 million and net interest margin and net interest spread were 3.82% and 3.58%, respectively. For the nine months ended September 30, 2015, net interest income totaled $22.4 million and net interest margin and net interest spread were 3.81% and 3.54%, respectively. The increase in net interest income of $8.0 million was due to $9.0 million in increased interest income on loans resulting from organic growth as average loan increased $242.9 million compared to the nine months ended September 30, 2015. The increase in net interest margin and net interest spread was primarily attributable to an increase of 0.08% in the average yield on interest-bearing assets. This increase was due a change in the mix of interest-earning assets as interest-earning deposits in financial institutions as a percentage of total interest-bearing assets decreased from 8.3% for the nine months ended September 30, 2015 to 7.0% for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, interest expense totaled $3.9 million and the average rate paid on interest-bearing liabilities was 0.73%. For the nine months ended September 30, 2015, interest expense totaled $2.5 million and the average rate paid on interest-bearing liabilities was 0.69%. The increase in interest expense of $1.4 million was primarily due to a $1.3 million increase in deposit-related interest expense resulting from average interest-bearing deposit increases of $203.8 million to $656.8 million for the nine months ended September 30, 2016 from $453.0 million for the nine months ended September 30, 2015. The increase in interest expense was primarily the result of increases in money market accounts as balances increased $127.0 million and interest expense paid on these balances increased $951 thousand.

The increase in the average rate paid on interest-bearing liabilities of 0.04% was primarily due to a 0.08% increase in the average cost of interest-bearing liabilities from 0.69% for the nine months ended September 30, 2016 from 0.61% for the nine months ended September 30, 2015. This increase was the result of an 0.15% increase in the average interest rate paid on money market accounts from 0.57% for the nine months ended September 30, 2015 to 0.72% for the nine months ended September 30, 2016.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2016 and 2015, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets:
Total loans(1)	$908,512	$32,996	4.85%	$665,640	$24,032	4.83%
Securities available for sale	80,443	1,014	1.68	56,401	712	1.69
Investment in subsidiary	93	2	2.87	93	1	1.44
Interest-earning deposits in financial institutions	74,807	302	0.54	65,424	169	0.35
Total interest-earning assets	1,063,855	34,314	4.31	787,558	24,914	4.23
Allowance for loan losses	(7,539)			(6,413)
Noninterest-earning assets	92,797			74,508
Total assets	$1,149,113			$855,653
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$656,811	$3,388	0.69%	$453,036	$2,075	0.61%
Advances from FHLB	45,435	202	0.59	17,147	118	0.92
Other borrowings	8,077	289	4.78	8,517	274	4.30
Total interest-bearing liabilities	710,323	3,879	0.73	478,700	2,467	0.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	298,035			252,307
Other liabilities	2,866			2,068
Total noninterest-bearing liabilities	300,901			254,375
Stockholders’ equity	137,889			122,578
Total liabilities and stockholders’ equity	$1,149,113			$855,653
Net interest rate spread(2)			3.58%			3.54%
Net interest income		$30,435			$22,447
Net interest margin(3)			3.82%			3.81%

(1)	Includes average outstanding balances of loans held for sale of $4,931 and $3,354 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Nine Months Ended
	September 30, 2016 vs. 2015
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$8,777	$187	$8,964
Securities available for sale	304	(2)	302
Investment in subsidiary	—	1	1
Interest-earning deposits in other banks	25	108	133
Total increase in interest income	9,106	294	9,400
Interest-bearing liabilities:
Interest-bearing deposits	934	379	1,313
Advances from FHLB	195	(111)	84
Other borrowings	(14)	29	15
Total increase in interest expense	1,115	297	1,412
Increase (decrease) in net interest income	$7,991	$(3)	$7,988

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.6 million for the nine months ended September 30, 2016, compared to $258 thousand for the same period in 2015, an increase of $1.4 million, or 524.0%. The increase in provision expense was due mainly to loan growth as well an increase in general reserves due to changes in qualitative factors around the nature, volume and mix of the loan portfolio for the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, net charge-offs increased $184 thousand for the nine months ended September 30, 2016 compared to the same period in 2015.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,309	$907	$402
Gain on sales of investment securities	15	7	8
Gain on sales of loans	2,318	824	1,494
Loss on sales of other assets owned	—	19	(19)
Bank-owned life insurance	577	552	25
Other	460	188	272
Total noninterest income	$4,679	$2,497	$2,182

Noninterest income for the nine months ended September 30, 2016 increased $2.2 million, or 87.4%, to $4.7 million compared to noninterest income of $2.5 million for the same period in 2015. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $1.3 million for the nine months ended September 30, 2016, an increase of $402 thousand over the same period in 2015. This increase was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers and from a full nine months of fees in 2016 from accounts acquired in the acquisition of IBT on July 1, 2015

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $2.3 million for the nine months ended September 30, 2016 compared to $824 thousand for the same period of 2015. This increase of $1.5 million was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $815 thousand, increased number of mortgage loans sold resulting in increased gains of $487 thousand, and a non-recurring gain on the sale of a loan acquired in the IBT acquisition of $193 thousand.

Bank-owned life insurance income. We invest in bank-owned life insurance (“BOLI”) due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from bank-owned life insurance was $577 thousand for the nine months ended September 30, 2016, compared to $552 thousand for the same period in 2015. The increase of $25 thousand in income was primarily attributable to $1.0 million additional bank-owned life insurance from the acquisition of IBT.

Other. Other noninterest income increased $272 thousand compared to the nine months ended September 30, 2015. The increases were related to a $131 thousand increase in late charges on loans of which $107 thousand was received from a single customer on the pay off of their past due loan during the nine months ended September 30, 2016. Additionally, $43 thousand of the increase in other income was as a result of the collection of a loan that was fully charged off by IBT significantly prior to our acquisition of IBT in July of 2015. SBA servicing fees increased $131 thousand from $61 thousand during the nine months ended September 30, 2015 to $191 thousand during the nine months ended September 30, 2016. The increase was primarily a result of a full nine months of SBA servicing fees in 2016 on serviced SBA loans acquired in the acquisition of IBT on July 1, 2015.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended		Increase
	September 30,		(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Salaries and employee benefits	$10,683	$8,247	$2,436
Non-staff expenses:
Occupancy and equipment	2,718	2,560	158
Professional fees	1,861	1,536	325
Data processing and software expense	850	903	(53)
FDIC assessment fees	447	317	130
Marketing	704	595	109
Other assets owned expenses and write-downs	139	29	110
Amortization of intangibles	285	243	42
Telephone and communications	295	182	113
Other	1,323	1,043	280
Total noninterest expense	$19,305	$15,655	$3,650

Noninterest expense for the nine months ended September 30, 2016 increased $3.7 million or 23.3% to $19.3 million compared to noninterest expense of $15.7 million for the nine months ended September 30, 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $10.7 million for the nine months ended September 30, 2016, an increase of $2.4 million, or 29.5%, compared to the same period in 2015. The increase was primarily attributable to increased employee compensation of $1.9 million resulting from increases in mortgage commissions of $230 thousand, with the remainder due to annual merit increases, a full nine months expense in 2016 associated with the employees acquired with the acquisition of IBT on July 1, 2015, and the addition of nineteen new full time equivalent employees since September 30, 2015. The total number of full-time equivalent employees at September 30, 2016 and September 30, 2015 was 163 and 144, respectively. Employee benefits and payroll taxes increased $276 thousand and $116 thousand, respectively, compared to the same period in 2015. The increase in employee benefits was due to higher claims incurred under our partially self-insured medical plan and to greater number of covered employees compared to the same period in 2015. Incentive costs increased $442 thousand including employee stock compensation increases of $130 thousand and employee bonus and lender incentive increases of $312 thousand mainly due to the addition of nineteen new full time equivalent employees since September 30, 2015. The incentive cost increase was also a result of a full nine months expense in 2016 associated with the employees acquired with the acquisition of IBT on July 1, 2015. Deferral of direct origination costs increased $300 thousand compared to the same period in 2015.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $2.7 million for the nine months ended September 30, 2016 compared to $2.6 million for the same period in 2015. The increase of $158 thousand was primarily the result of increased lease expense, building depreciation, building repairs and maintenance as a result of a full nine months of expense in 2016 associated with facilities acquired with the acquisition of IBT on July 1, 2015.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $1.9 million for the nine months ended September 30, 2016 compared to $1.5 million for the same period in 2015, an increase of $325 thousand or 21.2%. The increase was due to increases in directors’ fees of $181 thousand, SEC filing and reporting expenses of $54, and audit and regulatory expenses of $184 thousand. Professional services decreased $114 thousand compared to the same period in 2015 which were primarily non-recurring investment banking fees of $200 thousand related to the acquisition of IBT on July 1, 2015 partially offsetting the overall increase in professional fees.

Data processing and software expenses. Data processing and software expenses were $850 thousand for the nine months ended September 30, 2016 and $903 thousand for the same period in 2015. The decrease of $53 thousand, or 5.9%, was attributable to non-recurring conversion expense incurred during the three months following the acquisition of IBT on July 1, 2015.

 FDIC assessment fees. FDIC assessment fees were $447 thousand for the nine months ended September 30, 2016 and $317 thousand for the same period in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through the IBT acquisition on July 1, 2015.

Other assets owned expenses and write-downs. Expenses and write-downs related to other real estate owned were $139 thousand and $29 thousand for the nine months ended September 30, 2016 and 2015, respectively. The increase of $110 thousand was primarily due to a write-down of a repossessed asset.

Telephone and communication expense. Telephone and communication expenses were $295 thousand for the nine months ended September 30, 2016 and $182 thousand for the same period in 2015. The increase is related to the cost of company-wide bandwidth upgrade beginning in December of 2015 and to a full nine months of expense in 2016 associated with facilities acquired with the acquisition of IBT on July 1, 2015.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $280 thousand, or 26.8%, to $1.3 million for the nine months ended September 30, 2016, compared to $1.0 million for the same period in 2015 primarily related to operating expenses associated with the addition of IBT, organic growth in deposit and loan volume, and additional staffing levels.  Operating expense increases include increases in loan and collection expense of $120 thousand, security expense of $59 thousand, education and training of $51 thousand, dues, and memberships and subscriptions of $31 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2016, the Company did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2016, income tax expense totaled $4.8 million an increase of $2.0 million, or 71.9%, compared to $2.8 million for the same period in 2015. The increase was primarily attributable to the $5.2 million increase in net income from operations compared to nine months ended September 30, 2015.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.2% and 33.2% for the nine months ended September 30, 2016 and 2015, respectively. The increase in effective tax rates from the nine months ended September 30, 2015 was affected primarily by increases in our federal statutory rate from 34% to 35%.   Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the nine months ended September 30, 2016 and 2015 of 34.1% and 31.2%, respectively. The Company’s provision for income taxes for the nine months ended September 30, 2015, was impacted by a net discrete tax benefit of $186 associated primarily with the recognition of deferred tax assets related to non-qualified stock options.

Results of Operations for the Three Months Ended September 30, 2016 and September 30, 2015

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

Compared to the three months ended September 30, 2015, net interest income before provision for loan losses increased by $1.9 million from $8.6 million to $10.5 million for the three months ended September 30, 2016. The increase in net interest income before provision for loan losses was primarily due to $2.4 million in increased interest income on loans resulting from average loan balance increases of $197.5 million compared to September 30, 2015. The net interest margin declined 0.14% to 3.70% from 3.84% for the same three-month period in 2015. The primary driver of the decrease was a 0.13% increase in the average rate paid on interest-bearing liabilities from 0.66% for the three months ended September 30, 2015 to 0.79% for the three months ended September 20, 2016. This increase was primarily due to an increase in the average rate paid on money market accounts.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2016 and 2015, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$954,053	$11,589	4.83%	$756,542	$9,230	4.84%
Securities available for sale	83,233	335	1.60	63,204	247	1.55
Investment in subsidiary	93	1	4.28	93	1	4.27
Interest-earning deposits in financial institutions	94,596	129	0.54	70,363	60	0.34
Total interest-earning assets	1,131,975	12,054	4.24	890,202	9,538	4.25
Allowance for loan losses	(8,115)			(7,146)
Noninterest-earning assets	95,901			88,023
Total assets	$1,219,761			$971,079
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$726,958	$1,381	0.76%	$520,806	$778	0.59%
Advances from FHLB	38,363	59	0.61	19,404	56	1.14
Other borrowings	8,078	97	4.78	9,077	86	3.76
Total interest-bearing liabilities	773,399	1,537	0.79	549,287	920	0.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	301,740			282,934
Other liabilities	3,284			2,403
Total noninterest-bearing liabilities	305,024			285,337
Stockholders’ equity	141,338			136,455
Total liabilities and stockholders’ equity	$1,219,761			$971,079
Net interest rate spread(2)			3.45%			3.59%
Net interest income		$10,517			$8,618
Net interest margin(3)			3.70%			3.84%

(1)Includes average outstanding balances of loans held for sale of $6,047 and $1,429 for the three months ended September 30, 2016 and 2015, respectively.
(2)Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.
(3)Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the For the Three Month Ended
	September 30, 2016 vs. 2015
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,403	$(44)	$2,359
Securities available for sale	78	10	88
Investment in subsidiary	—	—	—
Interest-earning deposits in other banks	21	48	69
Total increase (decrease) in interest income	2,502	14	2,516
Interest-bearing liabilities:
Interest-bearing deposits	307	296	603
Advances from FHLB	55	(52)	3
Other borrowings	(9)	20	11
Total increase (decrease) in interest expense	353	264	617
Increase (decrease) in net interest income	$2,149	$(250)	$1,899

Provision for Loan Losses

Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $238 thousand for the three months ended September 30, 2016 and there was no provision for loan losses for the same period in 2015, an increase of $238 thousand. The increase in provision expense was due to an increase in general reserves resulting in changes in qualitative factors around the nature, volume and mix of the loan portfolio for the three months ended September 30, 2016 as compared to the same period in 2015.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30,
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$433	$380	$53
Gain on sales of loans	1,036	392	644
Loss on sales of other assets owned	—	21	(21)
Bank-owned life insurance	193	194	(1)
Other	231	56	175
Total noninterest income	$1,893	$1,043	$850

Noninterest income for the three months ended September 30, 2016 increased $850 thousand, or 81.5%, to $1.9 million compared to noninterest income of $1.0 million for the same period in 2015. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $433 thousand and $380 thousand for the three months ended September 30, 2016 and 2015, respectively. The increase of $53 thousand was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers .

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $1.0 million for the three months ended September 30, 2016 compared to $392 thousand for the same period of 2015. The increase of $644 thousand was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $307 thousand, and increases in the number of mortgage loans sold resulting in increased gains of $336 thousand.

Other. Other noninterest income for the three months ended September 30, 2016 increased $175 thousand compared to three months ended September 30, 2015. The increases were related to a $125 thousand increase in late charges on loans of which$107 thousand was received from a single customer on the pay off of their past due loan during the three months ended September 30, 2016. Additionally, $43 thousand of the increase in other income was as a result of the collection of a loan that was fully charged off by IBT significantly prior to our acquisition of IBT in July of 2015.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	September 30,		(Decrease)
	2016	2015	2016 vs. 2015
	(Dollars in thousands)
Salaries and employee benefits	$3,920	$3,001	$919
Non-staff expenses:
Occupancy and equipment	923	894	29
Professional fees	785	632	153
Data processing and software expense	296	368	(72)
FDIC assessment fees	179	121	58
Marketing	293	227	66
Other assets owned expenses and write-downs	9	(5)	14
Amortization of intangibles	95	96	(1)
Telephone and communications	98	68	30
Other	431	440	(9)
Total noninterest expense	$7,029	$5,842	$1,187

Noninterest expense for the three months ended September 30, 2016 increased $1.2 million, or 20.3%, to $7.0 million compared to noninterest expense of $5.8 million for the same period in 2015. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $3.9 million for the three months ended September 30, 2016, an increase of $919 thousand, or 30.6%, compared to the same period in 2015. The increase was primarily attributable to increased employee compensation of $512 thousand resulting from increases in mortgage commissions of $143 thousand, with the remainder due to annual merit increases and the addition of nineteen new full time equivalent employees. The total number of full-time equivalent employees at September 30, 2016 and September 30, 2015 was 163 and 144, respectively. Employee benefits and payroll taxes increased $178 thousand and $12 thousand, respectively, compared to period in 2015. The increase in employee benefits was due to higher claims incurred under our partially self-insured medical plan and to greater number of covered employees compared to the same period in 2015. Incentive costs increased $112 thousand including employee stock compensation increases of $25 thousand and employee bonus increases of $87 thousand. Deferral of direct origination costs decreased $106 thousand compared to the same period in 2015.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $923 thousand for the three months ended September 30, 2016 compared to $894 thousand for the same period in 2015. The increase of $29 thousand was primarily due to the leasing of additional office space beginning August 1, 2019 at the corporate headquarters location.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $785 thousand for the three months ended September 30, 2016 compared to $632 thousand for the same period in 2015, an increase of $153 thousand or 24.2%. The increase was primarily due to increases in directors’ fees of $58 thousand, legal expense of $88 thousand, audit expenses of $61 thousand, and SEC financial reporting and printing expenses of $60 thousand. These increases were offset by a decrease in professional services of $135 thousand which was driven by non- recurring investment banking expenses of $200 thousand incurred during the three months ended September 30, 2016 as result of the acquisition of IBT on July 1, 2015.

Data processing and software expenses. Data processing expenses were $296 thousand for the three months ended September 30, 2016 and $368 thousand for the same period in 2015. The decrease of $72 thousand or 19.6% was attributable was attributable to non-recurring conversion expense incurred during the three months following the acquisition of IBT on July 1, 2015.

FDIC assessment fees. FDIC assessment fees were $179 thousand for the three months ended September 30, 2016 and $121 thousand for the same period in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through the IBT acquisition on July 1, 2015.

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

Income tax expense for the three months ended September 30, 2016 totaled $1.8 million, an increase of $487 thousand, or 38.0%, compared to $1.3 million for the same period in 2015. The increase was primarily attributable to the $1.3 million increase in net income from operations compared to the three months ended September 30, 2015

The Company’s effective tax rate was approximately 34.4% for the three months ended September 30, 2016 compared to 33.6% for three months ended September 30, 2015. The increase in effective tax rates from the three months ended September 30, 2015 was affected primarily by increases in our federal statutory rate from 34% to 35%.

Financial Condition

Our total assets increased $229.6 million, or 22.1%, from $1.0 billion as of December 31, 2015 to $1.3 billion as of September 30, 2016. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2016, total loans were $926.7 million, an increase of $106.1 million, or 12.9%, compared to $820.6 million as of December 31, 2015. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $4.9 million and $2.8 million in loans were classified as held for sale as of September 30, 2016 and December 31, 2015, respectively.

Total loans as a percentage of deposits were 86.0% and 94.5% as of September 30, 2016 and December 31, 2015, respectively. Total loans as a percentage of assets were 73.0% and 78.9% as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$273,409	29.5%	$246,124	30.0%
Real estate:
Construction and land	$163,047	17.6%	$126,422	15.4%
Farmland	9,421	1.0%	11,696	1.4%
1 - 4 family residential	134,926	14.6%	137,704	16.8%
Multi-family residential	13,281	1.4%	8,695	1.1%
Nonfarm nonresidential	328,335	35.4%	284,622	34.7%
Consumer	4,293	0.5%	5,304	0.6%
Total loans held for investment	$926,712	100.0%	$820,567	100%
Total loans held for sale	$4,856		$2,831

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

The following table presents information regarding non-performing assets at the dates indicated:

	As of September 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans	$1,087	$591
Accruing loans 90 or more days past due	357	84
Total nonperforming loans	1,444	675
Other real estate owned:
Commercial real estate, construction, land and land development	662	493
Residential real estate	—	—
Total other real estate owned	662	493
Repossessed assets owned	—	—
Total other assets owned	662	493
Total nonperforming assets	$2,106	$1,168
Restructured loans—non-accrual	177	288
Restructured loans—accruing	574	1,439
Ratio of nonperforming loans to total loans	0.16%	0.08%
Ratio of nonperforming assets to total assets	0.17%	0.11%

We had $2.1 million and $1.2 million in nonperforming assets as of September 30, 2016 and as of December 31, 2015. We had $1.4 million in nonperforming loans as of September 30, 2016 compared to $675 thousand as of December 31, 2015.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans by category:
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	187
Multi-family residential	—	—
Nonfarm nonresidential	—	—
Commercial	1,073	383
Consumer	14	21
Total	$1,087	$591

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

The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of September 30, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$162,391	$656	$—	$—	$163,047
Farmland	9,421	—	—	—	$9,421
1 - 4 family residential	134,708	—	218	—	$134,926
Multi-family residential	13,281	—	—	—	$13,281
Nonfarm nonresidential	327,056	1,279	—	—	$328,335
Commercial	268,761	3,420	1,228	—	$273,409
Consumer	4,278	—	15	—	$4,293
Total	$919,896	$5,355	$1,461	$—	$926,712

	As of December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Nonfarm nonresidential	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company disclosed a borrowing relationship comprised of loans to multiple affiliated funds in which one of the funds had publicly disclosed that it was subject to ongoing SEC investigations and that the Federal Bureau of Investigation served a search warrant in February 2016 at the fund’s corporate offices in connection with a law enforcement investigation. At that time, the borrowing relationship consisted of four loans to five affiliated funds secured by various assets, including multiple notes made to numerous residential developers in favor of the funds and further secured by deeds of trust. These loans were made to separate and distinct borrowing entities, and are not dependent on each other for repayment.

At December 31, 2015, the total principal balance outstanding under the borrowing relationship amounted to $25.4 million. Since December 31, 2015, the Company has received $21.2 million in principal payments and three of the four loans have paid in full. As of September 30, 2016, the borrowing relationship consists of one remaining loan with an outstanding principal balance of $4.2 million of which $3 million is classified as Special Mention and $1.2 million as Pass. This loan matured October 15, 2016 and is in the process of renewal. This loan is considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The borrowing relationship is not considered impaired and no specific reserves have been established at this time.

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

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements we consider include:

•for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•for 1‑4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of September 30, 2016, the allowance for loan losses totaled $8.1 million, or 0.87%, of total loans. As of December 31, 2015, the allowance for loan losses totaled $6.8 million, or 0.83%, of total loans. The increase in the percentage of allowance of loan losses to total loans compared to December 31, 2015 was primarily due to changes in qualitative factors around the nature, volume and mix of the loan portfolio. Ending balances for the purchase discount related to non‑impaired acquired loans were $627 thousand and $1.0 million, as of September 30, 2016 and December 31, 2015, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of September 30, 2016 and December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2016	September 30, 2015	December 31, 2015
	(Dollars in thousands)
Average loans outstanding(1)	$903,581	$662,286	$694,305
Gross loans outstanding at end of period(1)	$926,712	$754,199	$820,567
Allowance for loan losses at beginning of period	$6,772	$5,981	$5,981
Provision for loan losses	1,610	258	868
Charge-offs:
Real estate:
Construction, land and farmland	—	(48)	(48)
Residential	—	—	—
Nonfarm non-residential	—	—	—
Commercial	(300)	(74)	(87)
Consumer	(9)	(4)	(5)
Total charge-offs	(309)	(126)	(140)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Nonfarm non-residential	—	5	5
Commercial	28	95	57
Consumer	1	1	1
Total recoveries	29	101	63
Net charge-offs	(280)	(25)	(77)
Allowance for loan losses at end of period	$8,102	$6,214	$6,772
Ratio of allowance to end of period loans	0.87%	0.82%	0.83%
Ratio of net charge-offs to average loans	0.03%	—%	0.01%

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2015 to September 30, 2016. Loan balances increased from $820.6 million as of December 31, 2015 to $926.7 million as of September 30, 2016. Our allowance as a percentage of our total loan portfolio has increased as of September 30, 2016 from September 30, 2015 primarily due to changes in qualitative factors around the nature, volume and mix of the loan portfolio.

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

	As of		As of
	September 30, 2016		December 31, 2015
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,394	17.2%	$1,007	14.9%
Farmland	78	1.0	97	1.4%
1 - 4 family residential	977	12.1	1,058	15.6%
Multi-family residential	109	1.3	66	1.0%
Nonfarm nonresidential	2,721	33.6	2,189	32.3%
Total real estate	5,279	65.2%	4,417	65.2%
Commercial	2,793	34.4	2,324	34.3
Consumer	30	0.4	31	0.5
Total allowance for loan losses	$8,102	100.0%	$6,772	100.0%

Securities

We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2016, the carrying amount of investment securities totaled $86.8 million, an increase of $11.0 million or 14.5% compared to $75.8 million as of December 31, 2015. Securities represented 6.8% and 7.3% of total assets as of September 30, 2016 and December 31, 2015, respectively.

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

	As of September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$15	$717
Municipal securities	11,763	66	63	11,766
Mortgage-backed securities	44,289	256	61	44,484
Collateralized mortgage obligations	28,767	261	25	29,003
Asset-backed securities	797	5	—	802
Total	$86,348	$588	$164	$86,772

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
Total	$76,027	$242	$456	$75,813

All of our mortgage-backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of September 30, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$356	1.65%	$361	2.03%	$—	—%	$717	1.84%
Municipal securities	—	—	3,721	2.14	3,159	1.98	4,886	2.12	11,766	2.09
Mortgage-backed securities	—	—	38,167	1.68	6,235	2.11	82	1.85	44,484	1.74
Collateralized mortgage obligations	325	2.97	26,770	1.77	1,908	1.88	—	—	29,003	1.79
Asset-backed securities	—	—	802	1.26	—	—	—	—	802	1.26
Total	$325	2.97%	$69,816	1.73%	$11,663	2.03%	$4,968	2.12%	$86,772	1.80%

	As of December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$3,370	1.71%	$417	2.08%	$—	—%	$3,787	1.75%
Municipal securities	999	3.25	1,479	2.08	—	—	4,217	2.16	6,695	2.30
Mortgage-backed securities	—	—	38,594	1.62	7,378	1.77	85	1.85	46,057	1.64
Collateralized mortgage obligations	303	2.51	13,861	2.18	4,220	2.01	—	—	18,384	2.15
Asset-backed securities	—	—	1	—	889	1.29	—	—	890	1.29
Total	$1,302	3.08%	$57,305	1.77%	$12,904	1.83%	$4,302	2.15%	$75,813	1.83%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.58 years and 3.74 years with an estimated effective duration of 2.21 years and 2.65 years as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

The average yield of the securities portfolio was 1.68% for the nine months ended September 30, 2016 which is consistent with the yield of 1.69% for the year ended December 31, 2015.

Deposits

We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits as of September 30, 2016 were $1.1 billion, an increase of $208.8 million, or 24.0%, compared to $868.4 million as of December 31, 2015. The increase from December 31, 2015 was due to an increase in financial institution money market accounts of $137.8 million resulting from the launch of a correspondent banking group, organic growth in retail and business money market accounts of $58.0 million, growth in time deposits of $31.9 million, an increase in savings accounts of $2.4 million, and an increase of $3.6 million in noninterest bearing deposits which was partially offset by decreases in wholesale deposits of $20.8 million and a decrease of $4.3 million in business checking account balances.

Borrowings

We utilize short‑term and long‑term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2016 and December 31, 2015, total borrowing capacity of $355.6 million and $300.5 million, respectively, was available under this arrangement and $38.3 million and $28.4 million, respectively, was outstanding with a weighted average interest rate of 0.61% for the three months ended September 30, 2016 and 0.88% for the year ended December 31, 2015. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short‑term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
September 30, 2016
Amount outstanding at period-end	$38,341
Weighted average interest rate at period-end	0.69%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	45,435
Weighted average interest rate during the period	0.59%
December 31, 2015
Amount outstanding at period-end	$28,444
Weighted average interest rate at period-end	0.92%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	18,055
Weighted average interest rate during the period	0.88%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2016 and December 31, 2015, $184.3 million and $152.2 million, respectively, were available under this arrangement. As of September 30, 2016, approximately $249.2 million in commercial loans were pledged as collateral. As of September 30, 2016 and December 31, 2015, no borrowings were outstanding under this arrangement.

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

The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of September 30, 2016 and December 31, 2015 was 2.51% and 2.18%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2016 and the year ended December 31, 2015, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of September 30, 2016 and December 31, 2015. There were no advances under these lines of credit outstanding as of September 30, 2016 and December 31, 2015.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.1 billion for the nine months ended September 30, 2016 and $898.8 million for the year ended December 31, 2015.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Sources of Funds:
Deposits:
Noninterest-bearing	25.9%	29.8%
Interest-bearing	57.2	52.8
Advances from FHLB	4.0	2.0
Other borrowings	0.7	1.0
Other liabilities	0.2	0.3
Stockholders’ equity	12.0	14.1
Total	100.0%	100%
Uses of Funds:
Loans	78.4%	76.8%
Securities available for sale	7.0	6.6
Interest-bearing deposits in other banks	6.5	7.9
Other noninterest-earning assets	8.1	8.7
Total	100%	100.0%
Average noninterest-bearing deposits to average deposits	31.2%	36.0%
Average loans to average deposits	94.4%	93.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 36.7% for the nine months ended September 30, 2016 compared to the same period in 2015. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.

As of September 30, 2016, we had outstanding $242.3 million in commitments to extend credit and $6.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $236.7 million in commitments to extend credit and $2.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2016 and December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature. As of September 30, 2016, we had cash and cash equivalents of $178.6 million compared to $71.6 million as of December 31, 2015. The increase was primarily due to increase in deposits at September 30, 2016

Capital Resources

Total stockholders’ equity increased to $142.4 million as of September 30, 2016, compared to $132.0 million as of December 31, 2015, an increase of $10.4 million, or 7.9%. The increase from December 31, 2015 was primarily the result of $9.4 million in net income for the period.

For the nine months ended September 30, 2015, we declared and paid cash dividends on our Series C preferred stock of $60 thousand. For the nine months ended September 30, 2016, we did not declare or pay cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. See Note 12 “Preferred Stock” to our condensed consolidated financial statements in this report. Since incorporation, we have not declared or paid any type of dividend to owners of our common stock.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 13 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2016 and December 31, 2015, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$130,104	13.38%	$119,208	14.25%
Tier 1 capital (to risk-weighted assets)	117,018	12.04	107,453	12.85
Common equity tier 1 (to risk-weighted assets)	113,925	11.72	104,360	12.48
Tier 1 capital (to average assets)	117,018	9.82	107,453	10.75
Veritex Community Bank
Total capital (to risk-weighted assets)	$126,019	12.97%	$104,427	12.49%
Tier 1 capital (to risk-weighted assets)	117,917	12.14	97,655	11.68
Common equity tier 1 (to risk-weighted assets)	117,917	12.14	97,655	11.68
Tier 1 capital (to average assets)	117,917	9.90	97,655	9.78

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

The Company’s commitments to extend credit and outstanding standby letters of credit were $242.3 million and $6.7 million, respectively, as of September 30, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of September 30, 2016		As of December 31, 2015
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	9.36%	7.75%	4.61%	6.23%
+ 200	7.24%	9.44%	3.28%	7.53%
+ 100	4.65%	8.06%	1.70%	6.22%
Base	0.74%	—%	(0.43)%	—%
−100	(2.00)%	(8.69)%	(1.90)%	(7.74)%

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

Impact of Inflation

Our condensed consolidated financial statements and related notes included elsewhere in this Report have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of September 30,		As of December 31,
	2016	2015	2015
	(Dollars in thousands, except share data)
Tangible Common Equity
Total stockholders’ equity	$142,423	$137,508	$132,046
Adjustments:
Preferred stock	—	(8,000)	—
Common shareholder book value	142,423	129,508	132,046
Goodwill	(26,865)	(26,025)	(26,865)
Intangible assets	(2,257)	(2,458)	(2,410)
Total tangible common equity	$113,301	$101,025	$102,771
Common shares outstanding(1)	10,736,037	10,700,432	10,712,472
Book value per common share	$13.27	$12.10	$12.33
Tangible book value per common share	$10.55	$9.44	$9.59

(1)
Excludes the dilutive effect, if any, of 454,000,  378,000 and 378,000 shares of common stock issuable upon exercise of outstanding stock options as of September 30, 2016, September 30, 2015 and December 31, 2015, respectively, and 165,000,  153,000, and 136,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of September 30, 2016, September 30, 2015 and December 31, 2015, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of September 30,	As of December 31,
	2016	2015
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$142,423	$132,046
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,257)	(2,410)
Total tangible common equity	$113,301	$102,771
Tangible Assets
Total assets	$1,269,238	$1,039,600
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,257)	(2,410)
Total tangible assets	$1,240,116	$1,010,325
Tangible Common Equity to Tangible Assets	9.14%	10.17%

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

Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2016 and December 31, 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 27, 2016	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2016	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)