Form 10-K
period 2016-12-31
Veritex Holdings, Inc.
filed 2017-03-10
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2016 was approximately $134,350,000.

At March 9, 2017, the Company had outstanding 15,224,950 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

VERITEX HOLDINGS, INC.
Annual Report on Form 10‑K
December 31, 2016

PART I
ITEM 1.  BUSINESS
Our Company
Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Veritex” refer to Veritex Holdings, Inc. and our wholly-owned banking subsidiary, Veritex Community Bank, and the term “Bank” refers to Veritex Community Bank.
Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities. As a result of our pending acquisition of Sovereign Bancshares, Inc. (“Sovereign”), we expect our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the Houston and Austin metropolitan areas. As we continue to grow, we may expand to other metropolitan markets within the State of Texas. As of December 31, 2016, we had total assets of $1.4 billion, total loans of $991.9 million, total deposits of $1.1 billion and total stockholders’ equity of $239.1 million.
As of December 31, 2016, we operated ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. Our Turtle Creek branch opened in January 2017, resulting in a total of eleven branches and one mortgage office that we currently operate. Our primary customers are small and medium-sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision-making and relationship-driven, quality service we provide and our deep, long-term understanding of Texas community banking. As a result of consolidation, we believe that few locally-based banks are dedicated to providing this level of service to small and medium-sized businesses. Our management team’s long-standing presence and experience in the Dallas metropolitan area gives us unique insight into our local market and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long-term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit talented bankers and strategically source potential acquisitions in our target market.
We completed an initial public offering of our common stock in October 2014, as an Emerging Growth Company under the JOBS act. Our common stock is listed on the NASDAQ Global Market under the symbol “VBTX.”
Our History and Growth
We have experienced significant growth since commencing banking operations in 2010 through our strategy of pursuing organic growth and strategic acquisitions. We have completed four whole-bank acquisitions that have increased our market presence within the Dallas metropolitan area. On July 1, 2015, the Company completed the acquisition of IBT Bancorp, Inc. (“IBT”), the parent holding company of Independent Bank of Texas (“Independent Bank”), headquartered in Irving, Texas with two banking locations in the Dallas metropolitan area. Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes our four completed acquisitions since inception:

	Date	Acquired	Acquired	Number of
	Completed	Assets	Loans	Branches	Dallas Area Locations
Bank Acquired		(Dollars in millions)
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	$181.8	$91.7	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	166.3	108.1	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	53.8	40.4	1	Las Colinas
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	124.4	88.5	2	Irving and Frisco

We have established a record of steady growth and profitable operations since our inception while preserving our strong credit culture. As indicated by the graphs below, for the year ended December 31, 2016, we continued this trend by focusing on growing our total loans and deposits organically by increasing our commercial lending relationships and more deeply penetrating the Dallas metropolitan area.
On December 14, 2016, we announced our entry into a definitive agreement to merge with Dallas-based Sovereign. As of December 31, 2016, Sovereign reported, on a consolidated basis, total assets of $1.1 billion, total loans held for investment of $856.3 million, and total deposits of $857.3 million. Upon completion of our proposed merger with Sovereign, we expect to acquire Sovereign’s seven additional branches in the Dallas-Forth Worth metroplex, two branches in the Austin, Texas metropolitan area and one branch in the Houston, Texas metropolitan area. The transaction is expected to close during the second quarter of 2017, although delays could occur, subject to regulatory approval, shareholder approval, and the satisfaction of other customary closing conditions. For further discussion of our proposed merger with Sovereign, see “—Recent Developments” below.

Our Strategy
Our business strategy consists of the following components:

•
Organic Growth.  Our organic growth strategy has focused on more deeply penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers has been an important driver of our organic growth by further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect to have continued success adding to our team of experienced bankers in order to grow our market presence. Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

•
Acquisitions.  We intend to continue to grow through acquisitions. We believe that there are banking organizations in our market area that face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs, which we believe will present attractive acquisition opportunities for us in the future. We believe we have developed an experienced and disciplined acquisition and integration approach capable of identifying candidates, conducting thorough due diligence, determining financial attractiveness and integrating the acquired institution. Utilizing the prior experience of our management team at financial institutions, we believe that we have built a corporate infrastructure capable of supporting additional acquisitions and continued organic growth. We believe our acquisition experience and our reputation as a successful acquirer position us to capitalize on additional opportunities in the future.

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
Lending Activities. As of December 31, 2016, we had total loans of $991.9 million, representing 70.4% of our total assets. Our loan portfolio consisted of commercial real estate loans and general commercial loans, residential real estate loans, and consumer loans.
Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Director’s Loan Committee and Executive Loan Committee provide company-wide credit oversight and periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.
Deposits. Deposits are our principal source of funds for our interest earning assets. We believe that a critical component of our success is the importance we place on our deposit services. Our services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services in addition to our loan offerings. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including high net worth individuals and small to medium-sized businesses. The types of deposit accounts we offer consist of demand, savings, money market and time accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers. We also pursue commercial deposit and financial institution money market accounts that will benefit from the utilization of our treasury management services.
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks, and letters of credit, as well as treasury management services including wire transfer services and automated clearinghouse services.

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
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  As of December 31, 2016, the book value of our investment portfolio totaled $102.6 million, with an average yield of 1.67% and an estimated effective duration of approximately 3.30 years.
Our Market Area
We currently operate in the Dallas metropolitan area, which is part of the broader Dallas-Fort Worth-Arlington metropolitan statistical area. This area’s economy is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. This market area is among the most vibrant in the United States with a rapidly growing population, a high level of job growth, an affordable cost of living and a pro-growth business climate. More broadly, Texas is also experiencing significant population and employment growth on a statewide basis. Upon completion of our proposed merger with Sovereign, we expect our market area to expand meaningfully within the broader Dallas-Fort Worth metroplex and to develop a presence in other Texas markets including the metropolitan areas of Austin and Houston, Texas. We believe these metropolitan areas within Texas represent the primary markets for both our near-and long-term growth.
Competition
The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non-bank financial institutions located in our market for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include Chase Bank, Wells Fargo, Bank of America, BBVA Compass, Amegy Bank, Comerica Bank, Regions Bank, Prosperity Bank, Independent Bank, Texas Capital Bank and various community banks.
We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset-based non-bank lenders, insurance companies and certain other non-financial entities.
Employees
As of December 31, 2016, we had 160 full-time employees and 11 part-time employees. None of our employees are represented by a union. In June 2016, the Bank was named one of the “Best Banks to Work For 2016” by the American Banker Magazine, and in November 2016 the Bank was named in the list of “Top 100 Places to Work 2016” by The Dallas Morning News. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of the Company. In 2012, we created an employee stock ownership plan (the “ESOP”), enabling the Company to contribute shares of our common stock based on employees’ 401(k) plan contributions.
Our Corporate Information
Our principal executive offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas, 75225, and our telephone number is (972) 349-6200. Our website is www.veritexbank.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available on the SEC’s website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Recent Developments
On December 14, 2016, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spartan Merger Sub, Inc. (“Merger Sub”), a Texas corporation and wholly-owned subsidiary of the Company, and Sovereign, a Texas corporation and the parent holding company of Sovereign Bank. The Merger Agreement provides that (i) Merger Sub will merge with and into Sovereign (the “Sovereign Merger”), with Sovereign continuing as the surviving corporation in the Sovereign Merger and a wholly-owned subsidiary of the Company and (ii) immediately thereafter, Sovereign will merge with and into the Company, with the Company being the surviving corporation. Following these mergers, we will cause Sovereign Bank to merge with and into the Bank, with the Bank as the surviving bank. Sovereign, headquartered in Dallas, Texas, provides a full range of banking products and services. Sovereign provides these products and services to individual and corporate customers through Sovereign’s seven branches in the Dallas-Fort Worth metropolitan area, two branches in the Austin, Texas metropolitan area and one branch in the Houston, Texas metropolitan area. As of December 31, 2016, Sovereign reported total assets of $1.1 billion, total loans held for investment of $856.3 million, total deposits of $857.3 million and total shareholders’ equity of $118.5 million. We filed a registration statement on Form S-4 with the SEC registering the offer and sale of our common stock in the Sovereign Merger and including a joint proxy statement of Veritex and Sovereign and a prospectus of Veritex. The registration statement on Form S-4 was declared effective by the SEC on February 27, 2017. We anticipate that the Sovereign Merger will be consummated during the second quarter of 2017, although delays could occur, subject to the receipt of bank regulatory approvals, approval of Sovereign’s and our respective shareholders, and the satisfaction of other customary closing conditions.
On December 20, 2016, we closed an underwritten public offering in which we sold an aggregate of 4,444,750 shares of our common stock at a price of $22.50 per share (the “Offering”). The Offering was consummated pursuant to an underwriting agreement dated December 15, 2016 with Stephens Inc., as representative of the several underwriters named therein including Sandler O’Neill & Partners, L.P., pursuant to which we agreed to issue and sell 3,865,000 shares of our common stock at a public offering price of $22.50 per share. As part of the Offering, we granted the underwriters a 30-day option to purchase up to an additional 579,750 shares of our common stock at the public offering price, less the underwriting discount, and the underwriters elected to exercise the option in full. After deducting underwriting discounts and commissions and estimated offering expenses, and with the underwriters’ exercise of the over-allotment option, the net proceeds of the Offering to us were approximately $94.5 million. We intend to use the net proceeds from the Offering to fund the aggregate cash consideration of the Sovereign Merger and for general corporate purposes.
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
Bank and Bank Holding Company Regulation
The Bank is a Texas-chartered banking association, the deposits of which are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
Any entity that directly or indirectly controls a bank must be approved to become a bank holding company by the Federal Reserve under the Bank Holding Company Act of 1956 (as amended, the “BHC Act”). Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

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
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to the remedies described above and other sanctions. See “Item 1A. Risk Factors—Risks Related to Veritex’s Industry and Regulation”.
The Dodd-Frank Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, enhanced oversight of credit rating agencies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.
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

•
Risk retention. On October 22, 2014, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a final rule in connection with the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying commercial loans, commercial real estate loans and auto loan securitizations.

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

•
Expanded FDIC resolution authority. While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd-Frank Act created a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (the “FDIA”) and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

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

•
Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

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

•
Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act, (the “JOBS Act”), allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

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
The Volcker Rule
On December 10, 2013, the federal bank regulatory agencies, together with the SEC and the U.S. Commodity Futures Trading Commission, adopted a final rule, commonly known as the “Volcker Rule,” under Section 619 of the Dodd-Frank Act that generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with “private equity funds and hedge funds.” Although the final rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including us and the Bank. The final regulations became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2017.
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
The enhanced capital requirements became effective for the Bank and the Company on January 1, 2015, other than the capital conservation buffer, which we began to phase in over four years beginning in 2016. We are continuing to evaluate the long-term effect the new regulations may have on the Bank and the Company.
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2016, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.
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
Limits on Transactions with Affiliates and Insiders
Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.
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
Concentrated Commercial Real Estate Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2016, total reported loans for construction, land development and other land represented over 100% of total capital indicating a concentration in commercial real estate lending. At December 31, 2016, our management believes that it is in compliance with the requirements and guidance of federal banking agencies including the Federal Reserve for institutions with concentrations in commercial real estate lending.

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
The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
Consumer Laws and Regulations
Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Act;

•	The GLB Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	Uniform Residential Loan Application;

•	laws regarding unfair and deceptive acts and practices; and

•	usury laws.
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
The Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

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
Veritex conducts operations in the Dallas metropolitan area. As of December 31, 2016, the substantial majority of the loans in Veritex’s loan portfolio were made to borrowers who live and/or conduct business in the Dallas metropolitan area and the substantial majority of secured loans were secured by collateral located in the Dallas metropolitan area. Accordingly, Veritex is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas metropolitan area, could have a material adverse impact on Veritex’s business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in Veritex’s portfolio. The significant decline in oil prices experienced since late 2014 and the current volatility in oil prices has, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects the Dallas metropolitan area or Texas generally, Veritex’s existing or prospective borrowers or property values in its market areas, may affect Veritex and its profitability more significantly and more adversely than its competitors whose operations are less geographically focused.
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
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover Veritex’s outstanding exposure. Veritex’s loan portfolio has grown to $991.9 million as of December 31, 2016, from $100.9 million as of December 31, 2010. A portion of this growth is related to a combination of organic growth and loans acquired in connection with acquisitions. The organic portion of this increase is due to increased loan production in a strong market. It is difficult to assess the future performance of acquired or recently originated loans because Veritex’s relatively limited experience with such loans does not provide it with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than Veritex’s historical loan portfolio experience, which could adversely affect Veritex’s business, financial condition and results of operations.
Uncertain market conditions and economic trends could adversely affect Veritex’s business, financial condition and results of operations.
Veritex is operating in an uncertain economic environment, including generally uncertain conditions nationally and locally in its industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. Veritex retains direct exposure to the residential and commercial real estate market in Texas, particularly in the Dallas metropolitan area, and is affected by these events.

Veritex’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its loan portfolio is made more complex by uncertain market and economic conditions. Veritex’s risk management practices, such as monitoring the concentration of its loans within specific industries and its credit approval practices, may not adequately reduce credit risk, and its credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A national economic recession or deterioration of conditions in Veritex’s market could drive losses beyond that which is provided for in its allowance for loan losses and result in one or more of the following consequences:

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
As of December 31, 2016, Veritex’s allowance for loan losses was 0.86% of its total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses may occur in the future and may occur at a rate greater than Veritex has previously experienced. Veritex may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by its banking regulators. In addition, bank regulatory agencies will periodically review the allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require Veritex to recognize future charge-offs. These adjustments could adversely affect Veritex’s business, financial condition and results of operations.
A large portion of Veritex’s loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.
As of December 31, 2016, $291.4 million or 29.4% of Veritex’s total loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than Veritex anticipates exposing it to increased credit risk. A significant portion of Veritex’s commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which Veritex’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose Veritex to credit losses and could adversely affect its business, financial condition and results of operations.
Veritex’s commercial real estate and construction and land loan portfolios expose it to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2016, $370.7 million, or 37.4% of total loans, consisted of commerical real estate loans (including owner occupied commercial real estate loans) and $162.6 million, or 16.4% of total loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of Veritex’s non-owner occupied commercial real estate loan portfolio could require it to increase the allowance for loan losses, which would reduce profitability and could have a material adverse effect on Veritex’s business, financial condition and results of operations.
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
As of December 31, 2016, $696.4 million, or 70.2% of total loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Dallas metropolitan area or Texas generally could increase the credit risk associated with Veritex’s real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of Veritex’s markets could increase the credit risk associated with Veritex’s loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in Veritex’s market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on Veritex’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that

Veritex would be required to increase the allowance for loan losses, which could adversely affect its business, financial condition and results of operations.
Veritex may be subject to additional credit risk with respect to loans that it makes to other lenders.
As a part of its commercial lending activities, Veritex makes loans to customers that, in turn, make loans to other borrowers. When Veritex makes a loan of this nature, it takes as collateral the promissory notes issued by the end borrowers to Veritex’s customer, which are themselves secured by underlying collateral. The loans Veritex makes to these lenders are also guaranteed by affiliates of Veritex’s customers and are subject to funding covenants that it regularly monitors. As of December 31, 2016, these loans totaled $78.3 million and were included in Veritex’s commercial loan portfolio. Of the $78.3 million, loans to customers that made commercial and residential real estate loans to other borrowers totaled $55.7 million and loans to customers where the underlying notes were secured by other non-real estate related assets totaled $22.6 million. The ability of customers to repay their loans from Veritex may be adversely affected if the end borrowers do not repay Veritex’s customers.
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
Veritex has extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2016, the aggregate amount of loans to its 10 and 25 largest borrowers (including related entities) amounted to $137.5 million, or 13.9% of total loans, and $267.9 million, or 27.0% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in Veritex’s loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to Veritex is more likely to have a material adverse effect on its business, financial condition and results of operations.
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
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of Veritex equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from Veritex’s brokered deposit network, which includes the Federal Home Loan Bank of Dallas, or the FHLB, and the Federal Reserve Bank of Dallas, or the FRB. Veritex also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize its activities, or on acceptable terms, could be impaired by factors that affect Veritex directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Veritex’s access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas metropolitan area or by one or more adverse regulatory actions against it.

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
The majority of Veritex’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, Veritex’s earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. As of December 31, 2016, 43.4% of assets and 52.5% of liabilities are variable rate. Veritex’s interest sensitivity profile was asset sensitive as of December 31, 2016, meaning that it estimates net interest income would increase more from rising interest rates than from falling interest rates.
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
While Veritex attempts to invest a significant percentage of its assets in loans (its loan to deposit ratio was 88.6% as of December 31, 2016), it also invests a percentage of its total assets in investment securities (7.3% as of December 31, 2016) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2016, the fair value of Veritex’s securities portfolio was $102.6 million, which included a net unrealized loss of $1.9 million. Factors beyond Veritex’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, Veritex may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.
Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.
Veritex conducts operations exclusively in Texas and particularly in the Dallas metropolitan area. Many of Veritex’s competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. Veritex also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than Veritex can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in its market area. Increased competition in Veritex’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, Veritex may not be able to compete successfully against current and future competitors. If it is unable to attract and retain banking customers, Veritex may be unable to continue to grow loan and deposit portfolios, and its business, financial condition and results of operations could be adversely affected.
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
Failure to perform in any of these areas could significantly weaken Veritex’s competitive position, which could adversely affect its growth and profitability, which, in turn, could adversely effect its business, financial condition and results of operations.
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
Ensuring that Veritex has adequate disclosure controls and procedures, including internal control over financial reporting, in place so that it can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. Veritex is in the process of documenting, reviewing and, if appropriate, improving its internal controls and procedures since becoming a public company and being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of its internal control over financial reporting and, when Veritex ceases to be an emerging growth company under the JOBS Act, a report by its independent auditors addressing these assessments. Veritex’s management may conclude that its internal control over financial reporting is not effective due to its failure to cure any identified material weakness or otherwise. Moreover, even if Veritex’s management concludes that its internal control over financial reporting is effective, Veritex’s independent registered public accounting firm may not conclude that its internal control over financial reporting is effective. In the future, Veritex’s independent registered public accounting firm may not be satisfied with its internal control over financial reporting or the level at which its controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from Veritex. In addition, during the course of the evaluation, documentation and testing of Veritex’s internal control over financial reporting, Veritex may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject Veritex to adverse regulatory consequences. If Veritex fails to achieve and maintain the adequacy of its internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, Veritex may be unable to report its financial information on a timely basis, it may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and it may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of Veritex’s financial statements.
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
If the goodwill that Veritex has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely effect its business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. Veritex reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Veritex utilizes a two-step process to test for impairment of goodwill. Under the first step, the estimation of fair value of Veritex’s one reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in Veritex’s results of operations in the periods in which they become known. As of December 31, 2016, goodwill totaled $26.9 million. Although Veritex has not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect Veritex’s business, financial condition and results of operations.
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
In July 2010, the Dodd-Frank Act was signed into law, and the process of implementation is ongoing. The Dodd-Frank Act imposed significant regulatory and compliance changes on many industries, including Veritex’s.  Significant uncertainty continues to surround the manner in which the various regulatory agencies ultimately will implement the provisions of the Dodd-Frank Act, and the full extent of the impact of the requirements on Veritex’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of Veritex’s business activities, require changes to certain of its business practices, require the development of new compliance infrastructure, impose upon Veritex more stringent capital, liquidity and leverage requirements or otherwise adversely affect its business. These changes may also require Veritex to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect Veritex’s business, financial condition and results of operations.
Veritex operates in a highly regulated environment and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect Veritex’s business, financial condition and results of operations.
Veritex is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect Veritex shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which Veritex can engage, limit the dividend or distributions that the Bank can pay to Veritex, restrict the ability of institutions to guarantee Veritex’s debt, and impose certain specific accounting requirements on Veritex that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Veritex’s failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Veritex’s business, financial condition and results of operations.
State and federal banking agencies periodically conduct examinations of Veritex’s business, including compliance with laws and regulations, and failure to comply with any supervisory actions to which Veritex is or may become subject as a result of such examinations could adversely affect Veritex’s business, financial condition and results of operations.
Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of Veritex’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of Veritex’s operations had become unsatisfactory, or that Veritex, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to prohibit “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Veritex’s capital levels, to restrict its growth, to assess civil monetary penalties against Veritex, the Bank or their respective officers or directors, to remove officers and directors and to terminate the Bank’s deposit insurance upon notice and hearing. If Veritex becomes subject to such regulatory actions, its business, financial condition, results of operations and reputation could be adversely affected.
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
In order to comply with regulations, guidelines and examination procedures in this area, Veritex has dedicated significant resources to its Bank Secrecy Act anti-money laundering programs. If its policies, procedures and systems are deemed deficient, Veritex could be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plans, including acquisitions and de novo branching.
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
As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Veritex is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, Veritex may be required to pay FDIC premiums higher than current levels. Veritex’s FDIC insurance related costs were $661 thousand for the year ended December 31, 2016, compared to $448 thousand for the year ended December 31, 2015 and $421 thousand for the year ended December 31, 2014. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect Veritex’s earnings and results of operations.
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

As a result of the adoption of enhanced capital rules, Veritex became subject to increased required capital levels on January 1, 2015, with a phase-in period for certain provisions over four years that began in 2016. The application of more stringent capital requirements on Veritex could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if Veritex were to be unable to comply with such requirements.
The Federal Reserve may require Veritex to commit capital resources to support the Bank.
A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, Veritex could be required to provide financial assistance to the Bank if it experiences financial distress.
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
Risks Relating to the Sovereign Merger
The Sovereign Merger may not be consummated unless important conditions are satisfied.
Veritex and Sovereign expect the Sovereign Merger to close during the second quarter of 2017, but the acquisition is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond Veritex’s control. If these conditions are not satisfied or waived, the Sovereign Merger will not be completed or may be delayed and each of Veritex and Sovereign may lose some or all of the intended benefits of the Sovereign Merger. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties made by the parties in the Merger Agreement;

•	the performance by each party of its respective obligations under the Merger Agreement;

•	the receipt of required regulatory approvals, including the approval of the Federal Reserve and the approval of the TDB;

•	the absence of any injunction, order or decree restraining, enjoining or otherwise prohibiting the Sovereign Merger;

•	the absence of any material adverse change in the financial condition, business or results of operations of Sovereign and Sovereign Bank;

•
the approval of Veritex’s shareholders with respect to the shares of its common stock that are expected to be issued to Sovereign’s shareholders as a portion of the consideration for the Sovereign Merger; and

•	the approval by Sovereign’s shareholders of the Merger Agreement and the Sovereign Merger.
As a result, the Sovereign Merger may not close as scheduled, or at all. In addition, either Veritex or Sovereign may terminate the Merger Agreement under certain circumstances.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that Veritex does not anticipate or cannot be met.
Before the Sovereign Merger may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve and the TDB. These regulators may impose conditions on the completion of, or require changes to the terms of, the Sovereign Merger. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the Sovereign Merger or of imposing additional costs or limitations on Veritex following the completion of the Sovereign Merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the Sovereign Merger that are burdensome, not anticipated or cannot be met. If the completion of the Sovereign Merger is delayed, including by a delay in receipt of necessary governmental approvals or waivers, the business, financial condition and results of operations of Veritex and Sovereign may also be materially adversely affected.
Veritex may be unsuccessful in integrating the operations of the businesses it has acquired or expects to acquire in the future, including Sovereign.
From time to time, Veritex evaluates and acquires businesses that it believes complement its existing business. The acquisition component of Veritex’s growth strategy depends on the successful integration of these acquisitions. Veritex faces numerous risks and challenges to the successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into Veritex’s existing business;

•	limitations on Veritex’s ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating acquired operations, including Veritex’s ability to retain key employees and maintain relationships with significant customers and depositors;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and

•	discovery of previously unknown liabilities following an acquisition associated with the acquired business.
If Veritex is unable to successfully integrate the businesses it acquires, Veritex’s business, financial condition and results of operations may be materially adversely affected.
The Sovereign Merger could result in unexpected disruptions on the combined business.
In response to the announcement of the Sovereign Merger, Sovereign’s customers may cease or reduce their business with Sovereign, which could negatively affect Veritex’s and Sovereign’s combined business operations. Similarly, current or prospective employees of Veritex or Sovereign may experience uncertainty about their future roles with the combined entity. This may adversely affect Veritex’s or Sovereign’s ability to attract and retain key management, banking and other personnel. In addition, the diversion of the attention of Veritex’s and Sovereign’s respective management teams away from day-to-day operations during the negotiation and pendency of the Sovereign Merger could have an adverse effect on the financial condition and operating results of either Veritex or Sovereign.
Veritex may fail to realize some or all of the anticipated benefits of the Sovereign Merger.
The success of the Sovereign Merger will depend, in part, on Veritex’s ability to realize the anticipated benefits and cost savings from combining its business with Sovereign’s business. However, to realize these anticipated benefits and cost savings, Veritex must successfully combine both businesses. If Veritex is not able to achieve these objectives, the anticipated benefits and cost savings of the Sovereign Merger may not be realized fully, or at all, or may take longer to realize than Veritex expects.
Veritex will incur significant transaction and merger-related integration costs in connection with the Sovereign Merger.
Veritex expects to incur significant costs associated with completing the Sovereign Merger and integrating Sovereign’s operations into Veritex’s operations and is continuing to assess the impact of these costs. Although Veritex believes that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Sovereign’s business with Veritex’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
The Sovereign Merger may be completed on different terms from those contained in the Merger Agreement.
Prior to the completion of the Sovereign Merger, Veritex and Sovereign may, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the consideration payable by Veritex to Sovereign’s shareholders or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof. Any such amendments or alterations may have negative consequences to Veritex.
Veritex may not be able to implement aspects of its growth strategy or new bank office facilities and other facilities may not be profitable.
Veritex’s growth strategy contemplates the future expansion of its business and operations both organically and through acquisitions, such as through the establishment or acquisition of banks and banking offices in the Dallas-Fort Worth metroplex and the Houston and Austin metropolitan areas. Implementing these aspects of its growth strategy depends, in part, on Veritex’s ability to successfully identify acquisition opportunities and strategic partners that will complement its operating philosophy and to successfully integrate their operations with Veritex’s operations, as well as to generate loans and deposits within acceptable risk and expense tolerances. To successfully acquire or establish banks or banking offices, Veritex must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, Veritex may not be able to identify suitable opportunities for further growth and expansion or, if it does, Veritex may not be able to successfully integrate these new operations into its business.
As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. Veritex will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than Veritex does and may be able to pay more for an acquisition than Veritex is able or willing to pay.
Veritex can offer no assurance that it will have opportunities to acquire other financial institutions, or that it will complete the Sovereign Merger, or acquire or establish any new branches or mortgage offices, or that it will be able to negotiate, finance and complete any opportunities available to it.
Additionally, Veritex may not be able to organically expand into new markets that are profitable for its franchise. The costs to start up new bank branches and loan production offices in new markets and the additional costs to operate these facilities would increase Veritex’s non-interest expense and may decrease its earnings. It may be difficult to adequately and profitably manage Veritex’s growth through the establishment of bank branches and loan production offices in new markets. In addition, Veritex can provide no assurance that its expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If Veritex is not able to do so, its earnings and stock price may be negatively impacted.

The success of Veritex’s growth strategy depends on its ability to identify and retain individuals with experience and relationships in the markets in which Veritex intends to expand.
Veritex’s growth strategy contemplates that it will expand its business and operations to other markets, particularly in Houston and Austin following the consummation of the Sovereign Merger. Veritex intends to primarily target market areas that it believes possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, Veritex must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which Veritex may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if Veritex identifies individuals that it believes could assist Veritex in establishing a presence in a new market, Veritex may be unable to recruit these individuals away from other banks or may be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out Veritex’s strategy is often lengthy. Veritex’s inability to identify, recruit and retain talented personnel to manage new offices effectively would limit its growth and could materially adversely affect its business, financial condition, results of operations and stock price.
Veritex may have exposure to tax liabilities that are larger than it anticipates.
The tax laws applicable to Veritex’s business activities, including the laws of the United States, Texas and other jurisdictions, are subject to interpretation and may change over time. From time to time, legislative initiatives, such as proposals for fundamental federal tax reform and corporate tax rate changes, which may impact Veritex’s effective tax rate and could adversely affect its tax positions or liabilities, may be enacted. The taxing authorities in the jurisdictions in which Veritex operates may challenge its tax positions or those of Sovereign prior to the consummation of the Sovereign Merger, which could increase Veritex’s effective tax rate and harm its financial position and results of operations. In addition, Veritex’s future income taxes could be adversely affected by changes in tax laws, regulations or accounting principles. Veritex is subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on Veritex’s financial position and results of operations. In addition, the determination of Veritex’s provision for income taxes and other liabilities requires significant judgment by management. Although Veritex believes that its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in Veritex’s financial statements and could have a material adverse effect on Veritex’s financial results in the period or periods for which such determination is made.
Risks Related to Veritex’s Common Stock
The market price of Veritex’s common stock may fluctuate significantly.
The market price of Veritex’s common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	Veritex’s quarterly or annual earnings, or those of other companies in its industry;

•	actual or anticipated fluctuations in Veritex’s operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to Veritex’s press releases, its other public announcements and its filings with the SEC;

•	announcements by Veritex or its competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	changes in financial estimates and recommendations by securities analysts that cover Veritex’s common stock or the failure of securities analysts to cover Veritex’s common stock;

•	changes in earnings estimates by securities analysts or Veritex’s ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	general economic conditions and overall market fluctuations;

•	the trading volume of Veritex’s common stock;

•
changes in business, legal or regulatory conditions, or other developments affecting participants in Veritex’s industry, and publicity regarding its business or any of its significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•	future sales of Veritex’s common stock by Veritex or its directors, executive officers or significant shareholders; and

•	changes in economic conditions in and political conditions affecting Veritex’s target markets.
In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” section could have a material adverse effect on the market price of Veritex’s common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of Veritex’s common stock over the short, medium or long-term, regardless of Veritex’s actual performance. If the market price of Veritex’s common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If Veritex were to be involved in a class action lawsuit, it could divert the attention of senior management and could adversely affect Veritex’s business, financial condition and results of operations.
If securities or industry analysts change their recommendations regarding Veritex’s common stock or if Veritex’s operating results do not meet their expectations, Veritex’s stock price could decline.
The trading market for Veritex’s common stock could be influenced by the research and reports that industry or securities analysts may publish about Veritex or its business. If one or more of these analysts cease coverage of Veritex or fail to publish reports on it regularly, Veritex could lose visibility in the financial markets, which in turn could cause its stock price or trading volume to decline. Moreover, if one or more of the analysts who cover Veritex downgrade its stock or if Veritex’s operating results do not meet their expectations, either absolutely or relative to Veritex’s competitors, Veritex’s stock price could decline significantly.
Future sales or the possibility of future sales of a substantial amount of Veritex common stock may depress the price of shares of Veritex’s common stock.
Future sales or the availability for sale of substantial amounts of Veritex’s common stock in the public market, or the perception that these sales could occur, could adversely affect the prevailing market price of Veritex’s common stock and could impair its ability to raise capital through future sales of equity securities.
Veritex may issue shares of its common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of Veritex’s common stock, or the number or aggregate principal amount, as the case may be, of other securities that Veritex may issue may in turn be substantial. Veritex may also grant registration rights covering those shares of its common stock or other securities in connection with any such acquisitions and investments.
Veritex cannot predict the size of future issuances of its common stock or the effect, if any, that future issuances and sales of its common stock will have on the market price of its common stock. Sales of substantial amounts of Veritex’s common stock (including shares of its common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for its common stock and could impair Veritex’s ability to raise capital through future sales of its securities.
Veritex will issue preferred stock in connection with the Sovereign Merger and may issue subordinated debt or shares of preferred stock in the future, which could make it difficult for another company to acquire Veritex or could otherwise materially adversely affect holders of Veritex’s common stock, which could depress the price of Veritex’s common stock.
Veritex’s certificate of formation authorizes it to issue up to 10,000,000 shares of one or more series of preferred stock. In connection with the Sovereign Merger, each share of Sovereign’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, no par value (“Sovereign SBLF Preferred Stock”), issued and outstanding immediately prior to the effective time of the Sovereign Merger will be converted into one share of Senior Non-Cumulative Perpetual, Series D preferred stock of Veritex (“Veritex Series D Preferred Stock”). Any such Veritex Series D Preferred Stock shall entitle holders thereof to dividends from the date of issuance of such Veritex Series D Preferred Stock on terms that are equivalent to the terms of the Sovereign SBLF Preferred Stock issued and outstanding immediately prior to such exchange, taken as a whole. The Veritex board of directors will have the authority to determine the preferences, limitations and relative rights of the Veritex Series D Preferred Stock and any future shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by Veritex’s shareholders. Veritex’s preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Veritex’s common stock. Veritex may also issue subordinated debt, the proceeds of which may be used for, among other things, the redemption of the Veritex Series D Preferred Stock following the closing of the Sovereign Merger. The potential issuance of preferred stock and subordinated debt may delay or prevent a change in control of Veritex, discourage bids for its common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of Veritex’s common stock.
The holders of Veritex’s debt obligations will have priority over Veritex’s common stock with respect to payment in the event of liquidation, dissolution or winding up of Veritex and with respect to the payment of interest and preferred dividends.
As of December 31, 2016, Veritex had approximately $4.9 million outstanding in aggregate principal amount of subordinated promissory notes held by investors, and $3.1 million of junior subordinated debentures issued to a statutory trust that, in turn, issued $3.0 million of trust preferred securities. In addition, Sovereign had $8.6 million of junior subordinated debentures issued to a statutory trust that, in turn, issued $8.4 million of trust preferred securities, which Veritex will assume in the Sovereign Merger. In the future, Veritex may incur additional indebtedness. Upon Veritex’s liquidation, dissolution or winding up, holders of its common stock will not be entitled to receive any payment or other distribution of assets until after all of Veritex’s obligations to its debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, Veritex is required to pay interest on its outstanding indebtedness before it pays any dividends on its common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond Veritex’s control, the amount, timing, nature or success of Veritex’s future capital raising efforts is uncertain. Thus, holders of Veritex’s common stock bear the risk that Veritex’s future issuances of debt securities or its incurrence of other borrowings will negatively affect the market price of its common stock.
Veritex does not intend to pay cash dividends on its common stock, and consequently, your only opportunity to achieve a return on your investment is if the price of Veritex’s common stock appreciates.
Veritex has never declared or paid any cash dividends to holders of its common stock and does not anticipate declaring or paying any cash dividends to holders of its common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in Veritex will be if you sell your common stock at a price greater than you paid for it.
Payments of future dividends, if any, is within the discretion of the Veritex board of directors and will depend upon then-existing conditions, including Veritex’s results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal or contractual limitations on its ability to pay dividends and other factors its board of directors may deem relevant. As a bank holding company, Veritex’s ability to pay dividends is also affected by the policies and enforcement powers of the Federal Reserve, and any future payment of dividends will be dependent upon the Bank’s ability to make distributions and payments to Veritex as its principal source of funds to pay such dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to Veritex. In addition, in the future Veritex may enter into borrowing or other contractual arrangements that restrict its ability to pay dividends.
Veritex is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Veritex’s ability to satisfy its obligations.
Veritex’s primary asset is the Bank. As such, Veritex depends upon the Bank for cash distributions through dividends on the Bank’s stock to pay Veritex’s operating expenses and satisfy its obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to Veritex. If the Bank is unable to pay dividends to Veritex, Veritex will not be able to satisfy its obligations. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to Veritex. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.
For as long as Veritex is an emerging growth company, Veritex will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about its executive compensation, that apply to other public companies.
Veritex is classified as an “emerging growth company” under the JOBS Act. For as long as Veritex is an emerging growth company, unlike other public companies, it will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements proposed by the Public Company Accounting

Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies, (4) hold nonbinding advisory votes on executive compensation, or (5) obtain shareholder approval of any golden parachute payments not previously approved. Veritex will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering, which was completed in October 2014, although Veritex will lose that status sooner if it has more than $1.0 billion of revenues in a fiscal year, has more than $700.0 million in market value of its common stock held by non-affiliates, or issues more than $1.0 billion of non-convertible debt over a 3-year period.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002, may strain Veritex’s resources, increase its costs and distract management.
Veritex completed its initial public offering in October 2014. As a public company, Veritex incurs significant legal, accounting and other expenses that it did not incur as a private company. Veritex also incur costs associated with its public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, NASDAQ rules and the rules implemented by the SEC. These rules and regulations have increased Veritex’s legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for Veritex to obtain director and officer liability insurance. As a result, it may be more difficult for Veritex to attract and retain qualified individuals to serve on its board of directors or as executive officers.
Veritex has certain significant investors whose interests may differ from yours.
Veritex has certain institutional investors that have significant ownership of Veritex’s common stock. As a result of their significant ownership, these institutional investors could have a greater ability than you or other shareholders to influence certain matters, such as the election of directors and other matters submitted to a vote of Veritex’s shareholders, including mergers, a sale of all or substantially all of Veritex’s assets and other extraordinary corporate transactions. The interests of the significant institutional investors could conflict with the interests of Veritex’s other shareholders, including you, and any future transfer by the significant institutional investors of their shares of common stock to other investors who have different business objectives could adversely affect the market value of Veritex’s common stock. In addition, sales of a substantial number of shares of Veritex’s common stock by the significant institutional investors, or the perception that such sales may occur, may adversely impact the price of Veritex’s common stock.
Certain provisions of Veritex’s corporate organizational documents and federal and state laws to which Veritex is subject could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor.
Certain provisions of Veritex’s corporate organization documents and applicable federal and state laws could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control. These provisions of Veritex’s corporate organizational documents may include:

•	a provision requiring the vote of the holders of at least four-fifths of Veritex’s shares entitled to vote in order to remove a director for cause; and

•
a provision that any special meeting of Veritex’s shareholders may be called only by a majority of Veritex’s board of directors, its Chairman, its President or a holder or group of holders of at least 10.0% of its shares entitled to vote.

Veritex’s certificate of formation does not provide for cumulative voting for directors and authorizes its board of directors to issue shares of preferred stock without shareholder approval and upon such terms as its board of directors may determine. The issuance of Veritex’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third-party from acquiring, a controlling interest in Veritex. In addition, certain provisions of Texas corporate law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control.
Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of a FDIC-insured depository institution. These laws include the BHC Act and the Change in Bank Control Act. These laws could delay, discourage or prevent an acquisition.

Shareholders may be deemed to be acting in concert or otherwise in control of Veritex, which could impose notice, approval and ongoing regulatory requirements upon them and result in adverse regulatory consequences for such holders.
Veritex is a bank holding company regulated by the Federal Reserve. Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or a company that controls an FDIC-insured depository institution, such as a bank holding company. These laws include the BHC Act and the Change in Bank Control Act. The determination as to whether an investor “controls” a depository institution or holding company is based on all of the facts and circumstances surrounding the investment.
As a general matter, a party is deemed to control a depository institution or other company if the party (1) owns or controls 25.0% or more of any class of voting stock of the bank or other company, (2) controls the election of a majority of the directors of the bank or other company, or (3) has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10.0% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty.
Any shareholder that is deemed to “control” Veritex for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
An investment in Veritex’s common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
An investment in Veritex’s common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in Veritex’s common stock is inherently risky for the reasons described herein. As a result, if you acquire Veritex’s common stock, you could lose some or all of your investment.
ITEM 1.B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal executive offices are located at 8214 Westchester Drive, Suite 400, Dallas, Texas 75225. All of our branches are located in Texas. As of December 31, 2016, we owned four of our branch locations and leased the remaining seven locations. The terms of our leases generally range from five to 10 years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The following table sets forth a list of our locations as of December 31, 2016.

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
7001 Preston Road Suite 100
Dallas, Texas 75205
Our operational support functions are located at our Lakewood and Park Branch facilities. Our Westchester location houses our executive management and support staff and functions as the Company’s headquarters. In January 2017, the Company opened our Turtle Creek branch located at 3131 Turtle Creek Boulevard, Suite 100, Dallas, Texas 75219, resulting in a total of eleven branches and one mortgage office that we currently operate.

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
The following table presents the range of high and low sales price per share reported on The NASDAQ Global Market for the period indicated.

	2016		2015
	High	Low	High	Low
First Quarter	$17.00	$12.35	$16.03	$12.05
Second Quarter	16.25	14.35	15.40	13.16
Third Quarter	17.48	13.91	17.95	14.13
Fourth Quarter	27.76	15.46	17.75	15.20
Holders of Record
As of March 3, 2017, there were 156 holders of record of our common stock.
Dividend Policy
We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
There are regulatory restrictions on our ability and the ability of the Bank to pay dividends. See “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions”.
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the NASDAQ Global Market through December 31, 2016. The following reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the S&P 500 Total Return Index and the NASDAQ Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Veritex Holdings, Inc.	$100.00	$101.58	$100.14	$107.06	$111.97	$116.20	$104.16	$114.84	$124.66	$191.47
S&P 500	100.00	106.78	107.24	107.00	99.58	106.00	106.82	108.85	112.45	116.11
NASDAQ Bank	100.00	110.05	110.22	118.56	113.93	117.34	109.68	112.44	123.38	158.44

Comparison of Cumulative Total Return
Stock Repurchases
No purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2016.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$1,408,507	$1,039,551	$802,231	$664,946	$524,127
Cash and cash equivalents	234,791	71,551	93,251	76,646	53,160
Investment securities	102,559	75,813	45,127	45,604	29,538
Total loans(1)	991,897	820,567	603,310	495,270	397,736
Allowance for loan losses	8,524	6,772	5,981	5,018	3,238
Goodwill	26,865	26,865	19,148	19,148	19,148
Intangibles	2,181	2,410	1,261	1,567	1,875
Noninterest-bearing deposits	327,614	301,367	251,124	218,990	170,497
Interest-bearing deposits	792,016	567,043	387,619	354,948	277,405
Total deposits	1,119,630	868,410	638,743	573,938	447,902
Advances from FHLB	38,306	28,444	40,000	15,000	10,000
Other borrowings	8,035	8,027	8,019	8,047	3,093
Total stockholders’ equity	239,088	132,046	113,312	66,239	61,860
Selected Income Statement Data:
Net interest income	$40,955	$31,459	$25,340	$21,041	$19,093
Provision for loan losses	2,050	868	1,423	1,883	2,953
Net interest income after provision for loan losses	38,905	30,591	23,917	19,158	16,140
Noninterest income	6,503	3,704	2,496	2,391	1,647
Noninterest expense	26,390	21,388	18,503	16,364	16,172
Income before income tax	19,018	12,907	7,910	5,185	1,615
Income tax expense	6,467	4,117	2,705	1,777	136
Net income	12,551	8,790	5,205	3,408	1,479
Preferred dividends	—	98	80	60	100
Net income available to common stockholders	$12,551	$8,692	$5,125	$3,348	$1,379
Share Data:
Basic earnings per common share	$1.16	$0.86	$0.73	$0.58	$0.24
Diluted earnings per common share	1.13	0.84	0.72	0.57	0.24
Book value per common share(2)	15.73	12.33	11.12	10.03	9.46
Tangible book value per common share(3)	13.82	9.59	8.96	6.46	5.77
Basic weighted average common shares outstanding	10,849,331	10,061,015	6,991,585	5,787,810	5,640,801
Diluted weighted average common shares outstanding	11,058,118	10,332,158	7,152,328	5,848,810	5,677,801
Performance Ratios:
Return on average assets(4)	1.06%	0.98%	0.75%	0.58%	0.31%
Return on average equity(4)	8.80	6.94	6.28	5.27	2.47
Net interest margin(5)	3.72	3.80	3.78	3.96	4.5
Efficiency ratio(6)	55.61	60.83	66.47	69.84	77.97
Loans to deposits ratio	88.59	94.50	94.45	86.29	88.8
Noninterest expense to average assets(4)	2.22	2.38	2.71	2.80	3.42
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.17%	0.11%	0.07%	0.44%	0.71%
Nonperforming loans to total loans	0.18	0.08	0.07	0.23	0.33
Allowance for loan losses to nonperforming loans	479.95	1,003.26	1,371.79	445.65	248.31
Allowance for loan losses to total loans	0.86	0.83	0.99	1.01	0.81
Net charge-offs to average loans outstanding	0.03	0.01	0.08	0.02	0.21
Capital Ratios:
Total stockholders’ equity to total assets	16.97%	12.70%	14.12%	9.96%	11.8%
Tangible common equity to tangible assets(7)	15.23	10.17	10.86	5.82	6.53
Tier 1 capital to average assets(4)	16.82	10.75	12.66	8.06	8.81
Tier 1 capital to risk-weighted assets	20.72	12.85	15.45	9.75	11.34
Common equity tier 1 (to risk-weighted assets)	20.42	12.48	n/a	n/a	n/a
Total capital to risk-weighted assets	22.02	14.25	17.21	11.74	12.17

(1)
Total loans does not include loans held for sale and deferred fees. Loans held for sale were $5.2 million as of December 31, 2016, $2.8 million as of December 31, 2015,  $8.9 million as of December 31, 2014, $2.1 million as of December 31, 2013, $2.8 million as of December 31, 2012. Deferred fees were $55 thousand as of December 31, 2016, $62 thousand of December 31, 2015, $51 thousand as of December 31, 2014, $94 thousand as of December 31, 2013 and $220 thousand as of December 31, 2012.

(2)
We calculate book value per common share as stockholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)
We calculate tangible book value per common share as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is total stockholders’ equity per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(4)
Except as otherwise indicated in this footnote, we calculate our average assets and average equity for a period by dividing the sum of our total assets or total stockholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period. As a result of system conversions and integrations associated with acquisitions, we are unable to calculate daily average balances for 2012. For these periods, return on average assets and return on average equity are calculated using period-end balances divided by the number of months in the period.

(5)	Net interest margin represents net interest income, annualized on a fully tax equivalent basis, divided by average interest-earning assets.

(6)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(7)
We calculate tangible common equity as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•	market conditions and economic trends nationally, regionally and particularly in the Dallas metropolitan area and Texas;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of our investment securities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	risks associated with data processing system failures and errors;

•	our ability to successfully execute the acquisition of Sovereign;

•	our actual cost savings resulting from the acquisition of Sovereign are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the Sovereign acquisition are less than expected;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our pending acquisition of Sovereign, we expect our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the Houston and Austin metropolitan areas. As we continue to grow, we may expand to other metropolitan markets within the State of Texas. As of December 31, 2016 we operated ten branches and one mortgage office, all of which are located in the Dallas metropolitan area. In January 2017, we opened our Turtle Creek branch, resulting in a total of eleven branches and one mortgage office that we currently operate. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks. As of December 31, 2016, we had total assets of $1.4 billion, total loans of $991.9 million, total deposits of $1.1 billion and total stockholders’ equity of $239.1 million.
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
Results of operations for the Fiscal Years Ended December 31, 2016 and December 31, 2015
Net Interest Income
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
For the year ended December 31, 2016, net interest income totaled $41.0 million compared with net interest income of $31.5 million for the year ended December 31, 2015, an increase of $9.5 million, or 30.2%. This increase was primarily due to a $11.7 million, or 33.4%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $2.2 million, or 63.0%, for the full year ended December 31, 2016. Interest income was $46.6 million compared to $34.9 million for the years ended December 31, 2016 and 2015, respectively. The primary driver of increased interest income was the growth on interest earned on average loans. Interest earned on average loans outstanding for the year ended December 31, 2016 compared to average loans outstanding for the year ended December 31, 2015 increased $11.0 million, or 32.7%. The growth in average loans was the result of the acquisition of IBT, which closed on July 1, 2015, new loan originations, and growth of existing customer loan balances. Average loan balances grew from $697.4 million for the year ended December 31, 2015 to $924.5 million for the year ended December 31, 2016, an increase of $227.0 million, or 32.6%.
Interest expense for the year ended December 31, 2016 was $5.6 million compared to $3.5 million for the year ended December 31, 2015, an increase of $2.2 million, or 63.0%. The year-over-year increase was due to growth of average interest bearing-liabilities of $238.4 million, or 47.5%, primarily due to the increase in interest bearing liabilities acquired in the IBT acquisition and organic growth in average interest bearing deposits, advances from FHLB, and other borrowings.
Net interest margin and net interest spread were 3.72% and 3.47%, respectively, for the year ended December 31, 2016 compared to 3.80% and 3.53%, respectively, for the year ended December 31, 2015. The decrease in net interest margin by 8 basis points and decrease in net interest spread by 6 basis points was primarily due to an increase in the average yield paid on interest-bearing liabilities by 7 basis points. The average interest paid on interest-bearing liabilities increased to 0.76% during the year ended December 31, 2016 from 0.69% for the year ended December 31, 2015. Competition for new deposits in our market reduced our ability to grow noninterest-bearing deposits consistent with prior year’s growth rate. The average balance of noninterest-bearing deposits grew to $302.5 million from $267.6 million for the year ended December 31, 2015, an increase of $35.0 million, or 13.1%. The ratio of average noninterest-bearing deposits to average noninterest-bearing deposits plus average interest-bearing deposits declined to 30.5% for the year-ended December 31, 2016 from 36.0% for the year ended December 31, 2015. Average interest-bearing deposits grew to $689.0 million for the year ended December 31, 2016 from $475.0 million for the year ended December 31, 2015, an increase of $213.9 million, or 45.0%, which was primarily due to increases in average outstanding money market balances. This was the result of new relationships originated from our new correspondent banking group that successfully grew our financial institution money market deposit product. This product was offered at an introductory rate above the average rate paid on our traditional money market accounts and, as a result, interest-bearing deposit rates increased to 0.72% from 0.61%. Partially offsetting this increase was a decrease in the average rate paid on advances from FHLB as average balances outstanding grew to $43.6 million with an average yield of 0.60% for the year ended December 31, 2016 from $18.1 million with an average yield of 0.88% for the year ended December 31, 2015.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2016 and 2015, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$924,465	$44,681	4.83%	$697,439	$33,680	4.83%
Securities available for sale	84,558	1,409	1.67	59,088	997	1.69
Investment in subsidiary	93	2	2.15	93	2	2.15
Interest-earning deposits in financial institutions	93,199	503	0.54	70,630	241	0.34
Total interest-earning assets	1,102,315	46,595	4.23	827,250	34,920	4.22
Allowance for loan losses	(7,743)			(6,419)
Noninterest-earning assets	94,200			78,006
Total assets	$1,188,772			$898,837
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$688,978	$4,988	0.72%	$475,034	$2,918	0.61%
Advances from FHLB	43,649	260	0.60	18,055	159	0.88
Other borrowings	8,077	392	4.85	9,212	384	4.17
Total interest-bearing liabilities	740,704	5,640	0.76	502,301	3,461	0.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	302,548			267,550
Other liabilities	2,937			2,408
Total noninterest-bearing liabilities	305,485			269,958
Stockholders’ equity	142,583			126,578
Total liabilities and stockholders’ equity	$1,188,772			$898,837
Net interest rate spread(2)			3.47%			3.53%
Net interest income		$40,955			$31,459
Net interest margin(3)			3.72%			3.80%

__________________

(1)	Includes average outstanding balances of loans held for sale of $5,078, and $3,134 for the years ended December 31, 2016 and 2015, respectively.

(2)	Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.
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

	For the
	Year Ended December 31, 2016
	compared to 2015
	Increase (Decrease)
	due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$10,965	$36	$11,001
Securities available for sale	425	(13)	412
Other investments	—	—	—
Interest-earning deposits in other banks	122	140	262
Total increase in interest income	11,512	163	11,675
Interest-bearing liabilities:
Interest-bearing deposits	1,540	530	2,070
Advances from FHLB	154	(53)	101
Other borrowings	(55)	63	8
Total increase in interest expense	1,639	540	2,179
Increase (decrease) in net interest income	$9,873	$(377)	$9,496
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for loan losses.” The provision for loan losses was $2.1 million for the year ended December 31, 2016, compared to $868 thousand for the same period in 2015, a increase of $1.2 million or 136.2%. The increase in provision expense was due mainly to loan growth as well an increase in general reserves due to changes in qualitative factors around the nature, volume and mix of the loan portfolio for the year ended December 31, 2016 as compared to the same period in 2015. In addition, loans totaling approximately $88.5 million were acquired as part of the IBT acquisition in July of 2015. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date, requiring additional credit loss provision. In addition, net charge-offs increased $221 thousand for the year ended December 31, 2016 compared to the same period in 2015.
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Year Ended
	December 31,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,846	$1,326	$520
Gain on sales of investment securities	15	7	8
Gain on sales of loans	3,288	1,254	2,034
Gain on sales of other assets owned	—	19	(19)
Bank-owned life insurance	771	747	24
Other	583	351	232
Total noninterest income	$6,503	$3,704	$2,799
Noninterest income for the year ended December 31, 2016 increased $2.8 million, or 75.6%, to $6.5 million compared to noninterest income of $3.7 million for the same period in 2015. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $1.8 million for the year ended December 31, 2016, an increase of $520 thousand, or 39.2%, over the same period in 2015. This increase was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers and from a full year of fees in 2016 from accounts acquired in the acquisition of IBT on July 1, 2015.
Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from sale on loans was $3.3 million for the year ended December 31, 2016 compared to $1.3 million for the year ended December 31, 2015. The increase of $2.0 million, or 162.2%, was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $1.1 million, increased number of mortgage loans sold resulting in increased gains of $702 thousand, and a non-recurring gain on the sale of a loan acquired in the IBT acquisition of $193 thousand.
Bank-owned life insurance. We invest in bank-owned life insurance (“BOLI”) due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI increased $24 thousand, or 3.2%, for the year ended December 31, 2016 compared to the same period in 2015. The increase of $24 thousand in income was primarily attributable to $1.0 million additional BOLI from the acquisition of IBT.
Other. Other noninterest income was $583 thousand for the year ended December 31, 2016, an increase of $232 thousand, or 66.1%, compared to the same period in 2015. The increase was in part related to a $151 thousand increase in late charges on loans of which $107 thousand was received from a single customer on the pay off of their past due loan during the year ended December 31, 2016. Additionally, $43 thousand of the increase in other income was as a result of the collection of a loan that was fully charged off by IBT prior to our acquisition of IBT in July of 2015. Finally, dividends on FHLB and FRB stock increased $56 thousand from $163 thousand during the year ended December 31, 2015 to $219 thousand during the year ended December 31, 2016. This increase is attributable to the purchase of an additional $2.6 million and $624 thousand of FHLB and FRB stock, respectively, during the year ended December 31, 2016.
Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, including Federal Deposit Insurance (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$14,332	$11,265	$3,067
Non-staff expenses:
Occupancy and equipment	3,667	3,477	190
Professional fees	2,804	2,023	781
Data processing and software expense	1,158	1,216	(58)
FDIC assessment fees	661	448	213
Marketing	983	799	184
Other assets owned expenses and write-downs	163	53	110
Amortization of intangibles	380	338	42
Telephone and communications	402	263	139
Other	1,840	1,506	334
Total noninterest expense	$26,390	$21,388	$5,002
Noninterest expense for the year ended December 31, 2016 increased $5.0 million, or 23.4%, to $26.4 million compared to noninterest expense of $21.4 million for the same period in 2015. The most significant components of the increase were as follows:
Salaries and employee benefits.  Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $14.3 million for the year ended December 31, 2016, an increase of $3.1 million, or 27.2%, compared to the same period in 2015. The increase was primarily attributable to the addition of 15 full-time equivalent employees during 2016 and higher incentive and benefit costs as a result of a full twelve months expense in 2016 associated with the employees acquired with the acquisition of IBT on July 1, 2015. As of December 31, 2016, we had 162 full-time equivalent employees. Salaries and employee benefits included $983 thousand and $633 thousand in stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively.
Occupancy and equipment.    Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.7 million for the year ended December 31, 2016 compared to $3.5 million for the same period in 2015. The increase of $190 thousand, or 5.5%, was primarily the result of increased lease expense, building depreciation, utilities and maintenance as a result of a full twelve months of expense associated with facilities acquired with the acquisition of IBT on July 1, 2015 and increased hardware and software costs.
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $2.8 million for the year ended December 31, 2016, an increase of $781 thousand, or 38.6%, compared to the same period in 2015. The increase was due to increases in directors’ fees of $240 thousand, SEC filing and reporting expenses of $66 thousand and audit and regulatory expenses of $312 thousand. In addition, acquisition related expense included within professional services and legal fees increased $58 thousand during 2016 compared to the same period in 2015.

FDIC assessment fees. FDIC assessment fees were $661 thousand for the year ended December 31, 2016 and $448 thousand for the same period during 2015. The increase was primarily attributable to a higher assessment associated with both a higher assessment base due to an increase in average assets from organic growth and growth through the IBT acquisition on July 1, 2015 and a higher assessment rate implemented in the third quarter of 2016.
Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $334 thousand, or 22.2%, to $1.8 million for the year ended December 31, 2016, compared to $1.5 million for the same period in 2015 primarily related to operating expenses associated with the addition of IBT, organic growth in deposit and loan volume, and additional staffing levels. Operating expense increases include increases in loan and collection expense of $174 thousand, security expense of $66 thousand, education and training of $43 thousand, and dues and memberships and subscriptions of $42 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2016, the Company did not believe a valuation allowance was necessary.

For the year ended December 31, 2016, income tax expense totaled $6.5 million, an increase of $2.4 million, or 57.1%, compared to $4.1 million for the same period in 2015. The increase was primarily attributable to the $6.1 million increase in net operating income from $12.9 million for the year ended December 31, 2015 to $19.0 million for the same period in 2016.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.1% and 33.3% for the years ended December 31, 2016 and 2015, respectively. The increase in effective tax rates for the year ended December 31, 2016 was affected primarily by increases in our federal statutory rate from 34% to 35%. The effective tax rate is below our statutory rate primarily due to tax exempt income generated from BOLI and municipal securities.

Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the years ended December 31, 2016 and 2015 was 34.0% and 31.9%, respectively. The Company’s provision for income taxes for the year ended December 31, 2015, was impacted by a net discrete tax benefit of $186 thousand associated primarily with the recognition of deferred tax assets related to non-qualified stock options.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 for the years ended December 31, 2016 and 2015. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and December 31, 2015 appearing elsewhere in this Annual Report on Form 10-K.

	For the Three Months Ended 2016
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$12,281	$12,054	$11,477	$10,783
Interest expense	1,761	1,537	1,249	1,093
Net interest income	10,520	10,517	10,228	9,690
Provision for loan losses	440	238	527	845
Net interest income after provision for loan losses	10,080	10,279	9,701	8,845
Noninterest income	1,824	1,893	1,412	1,373
Noninterest expense	7,084	7,029	6,301	5,975
Provision for income tax	1,630	1,768	1,639	1,430
Net income	$3,190	$3,375	$3,173	$2,813
Comprehensive income	$1,663	$3,368	$3,374	$3,040
Basic earnings per share	$0.28	$0.32	$0.30	$0.26
Diluted earnings per share	$0.27	$0.31	$0.29	$0.26

	For the Three Months Ended 2015
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$10,007	$9,538	$7,761	$7,614
Interest expense	994	921	789	757
Net interest income	9,013	8,617	6,972	6,857
Provision for loan losses	610	—	148	110
Net interest income after provision for loan losses	8,403	8,617	6,824	6,747
Noninterest income	1,207	1,043	688	766
Noninterest expense	5,734	5,842	4,730	5,082
Provision for income tax	1,303	1,281	926	607
Net income	$2,573	$2,537	$1,856	$1,824
Comprehensive income	$2,337	$2,613	$1,696	$1,830
Basic earnings per share	$0.24	$0.24	$0.19	$0.19
Diluted earnings per share	$0.23	$0.23	$0.19	$0.19

Results of Operations for the Fiscal Years Ended December 31, 2015 and December 31, 2014
Net Interest Income
For the year ended December 31, 2015, net interest income totaled $31.5 million compared with net interest income of $25.3 million for the year ended December 31, 2014, an increase of $6.1 million, or 24.1%. This increase was primarily due to a $6.7 million, or 23.6%, increase in interest income which was partially offset by a $542 thousand, or 18.6%, increase in interest expense. The growth in interest income is primarily attributable to a $151.4 million, or 27.7%, increase in average loans outstanding for the year ended December 31, 2015 compared to average loans outstanding for the year ended December 31, 2014. This growth was the result of the acquisition of IBT, which closed on July 1, 2015, new loan originations, and growth of existing customer loan balances.
Interest expense as of December 31, 2015 was $3.5 million compared to $2.9 million for the year ended December 31, 2014, an increase of $542 thousand, or 18.6%. The year-over-year increase was due to growth of average interest bearing liabilities of $104.3 million, or 26.2%, primarily due to the increase in interest bearing liabilities acquired in the IBT acquisition and organic growth in average interest bearing deposits, advances from FHLB, and other borrowings.
Net interest margin and net interest spread were 3.80% and 3.53%, respectively, for the year ended December 31, 2015 compared to 3.85% and 3.56%, respectively, for the year ended December 31, 2014. The decrease in net interest margin by 5 basis points and decrease in net interest spread by 3 basis points was due to a 0.16% decline in loan yields to 4.83% from 4.99% as overall market yields for new loan originations and renewals were below the average yield of amortizing or paid-off loans. The average interest paid on interest-bearing liabilities decreased to 0.69% during the year ended December 31, 2015 from 0.73% for the same period in 2014 and was attributable to a change in deposit mix as the bank utilized low interest rate brokered money market deposits in place of certificates of deposits which paid higher interest rates.

The net interest margin benefited from growth in noninterest deposits as full year average noninterest-bearing deposits grew to $267.6 million for the year ended December 31, 2015 from $230.9 million, a $36.7 million or 15.9% increase over the year ended December 31, 2014.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2015 and 2014, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$697,439	$33,680	4.83%	$546,041	$27,236	4.99%
Securities available for sale	59,088	997	1.69	49,058	839	1.71
Investment in subsidiary	93	2	2.15	93	2	2.15
Interest-earning deposits in financial institutions	70,630	241	0.34	63,176	182	0.29
Total interest-earning assets	827,250	34,920	4.22	658,368	28,259	4.29
Allowance for loan losses	(6,419)			(5,498)
Noninterest-earning assets	78,006			60,168
Total assets	$898,837			$713,038
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$475,034	$2,918	0.61%	$374,074	$2,421	0.65%
Advances from FHLB	18,055	159	0.88%	15,890	118	0.74
Other borrowings	9,212	384	4.17%	8,073	380	4.71
Total interest-bearing liabilities	502,301	3,461	0.69	398,037	2,919	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	267,550			230,875
Other liabilities	2,408			1,783
Total noninterest-bearing liabilities	269,958			232,658
Stockholders’ equity	126,578			82,343
Total liabilities and stockholders’ equity	$898,837			$713,038
Net interest rate spread(2)			3.53%			3.56%
Net interest income		$31,459			$25,340
Net interest margin(3)			3.80%			3.85%

__________________

(1)	Includes average outstanding balances of loans held for sale of $3,134 and $3,569 for the years ended December 31, 2015 and 2014, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	For the Year Ended
	December 31, 2015 vs. 2014
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

Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for loan losses.” The provision for loan losses was $868 thousand for the year ended December 31, 2015, compared to $1.4 million for the same period in 2014, a decrease of $555 thousand or 39.0%. The decrease in provision expense was due to lower expenses required to replenish the reserve from the net charge-off of loans and improvement in the historical loss trend used in the estimation of the allowance. In addition, loans totaling approximately $88.5 million were acquired as part of the IBT acquisition in July of 2015. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date. This reduction was partially offset by general reserves needed to cover the amount of growth in the loan portfolio.
Noninterest Income
Our primary sources of recurring noninterest income are service charges on deposit accounts, gains on the sale of loans, gains on the sale of other real estate owned, gains on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Year Ended
	December 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,326	$1,099	$227
Gain on sales of investment securities	7	34	(27)
Gain on sales of loans	1,254	641	613
Gain on sales of other assets owned	19	10	9
Bank-owned life insurance	747	427	320
Other	351	285	66
Total noninterest income	$3,704	$2,496	$1,208
Noninterest income for the year ended December 31, 2015 increased $1.2 million, or 48.4%, to $3.7 million compared to noninterest income of $2.5 million for the same period in 2014. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $1.3 million for the year ended December 31, 2015, an increase of $227 thousand, or 20.7%, over the same period in 2014. This increase was primarily attributable to the growth in new and acquired deposit customers and the related transaction fees and service charges from these accounts.
Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $1.3 million for the year ended December 31, 2015 compared to $641 thousand for the same period of 2014. This increase of $613 thousand, or 95.6%, was primarily due to the sale of SBA guaranteed loans acquired with IBT resulting in gains of $551 thousand. The Company did not sell SBA loans prior to the IBT acquisition. Income from the sale of mortgage loans was $703 thousand for the year ended December 31, 2015 compared to $641 thousand for the same period in 2014, an increase of $62 thousand, or 9.7%.
Bank-owned life insurance. We invest in BOLI due to its attractive nontaxable return and protection against the loss of our key employees. We record income based on the growth of the cash surrender value of these policies as well as the annual yield. Income from BOLI increased $320 thousand, or 74.9%, for the year ended December 31, 2015, compared to the same period in 2014. The increase in income was primarily attributable to the purchase of $7.0 million in additional BOLI in December of 2014 and an additional $1.0 million of BOLI acquired from IBT.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2015	2014	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$11,265	$10,037	$1,228
Non-staff expenses:
Occupancy and equipment	3,477	3,246	231
Professional fees	2,023	1,382	641
Data processing and software expense	1,216	1,041	175
FDIC assessment fees	448	421	27
Marketing	799	588	211
Other assets owned expenses and write-downs	53	211	(158)
Amortization of intangibles	338	295	43
Telephone and communications	263	226	37
Other	1,506	1,056	450
Total noninterest expense	$21,388	$18,503	$2,885

Noninterest expense for the year ended December 31, 2015 increased $2.9 million, or 15.6%, to $21.4 million compared to noninterest expense of $18.5 million for the same period in 2014. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $11.3 million for the year ended December 31, 2015, an increase of $1.2 million, or 12.2%, compared to the same period in 2014. The increase was primarily attributable to the addition of 26 full-time equivalent employees during 2015. As of December 31, 2015, there was 147 full-time equivalent employees. Salaries and employee benefits included $633 thousand and $455 thousand in stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.
Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.5 million for the year ended December 31, 2015 compared to $3.2 million for the same period of 2014. The increase of $231 thousand, or 7.1%, was primarily the result of increased tax assessments as well as delinquent tax payments made in the first quarter of 2015.
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services were $2.0 million for the year ended December 31, 2015 compared to $1.4 million for the same period in 2014, an increase of $641 thousand, or 46.4%. This increase was due to legal and investment banking expenses incurred for the purchase of IBT that was completed on July 1, 2015.
Data processing and software expenses. Data processing expenses were $1.2 million for the year ended December 31, 2015, an increase of $175 thousand, or 16.8%, compared to the same period in 2014. The increase was attributable to core processing expense incurred due to the increase account transaction volume and the expense associated with software maintenance primarily related to new applications purchased to increase our operating efficiencies and enhance our controls.
Marketing. This category includes advertising and promotions, business entertainment, donations and charitable contributions. Marketing expenses were $799 thousand for the year ended December 31, 2015 and $588 thousand for the same period in 2014. The increase of $211 thousand, or 35.9%, was primarily related to an increase in donations and charitable contributions.

Other real estate owned expenses and write-downs. Expenses related to other real estate owned were $53 thousand and $211 thousand for the years ended December 31, 2015 and 2014, respectively. The decrease of $158 thousand, or 74.9%, was due to a reduction in the number of properties comprising other real estate owned.
Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $450 thousand, or 42.6%, to $1.5 million for the year ended December 31, 2015, compared to $1.1 million for the same period in 2014 primarily related to the integration of IBT operations after July 1, 2015.
Income Tax Expense
The amount of income tax expense is a function of our our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
For the year ended December 31, 2015, income tax expense totaled $4.1 million, an increase of $1.4 million, or 52.2%, compared to $2.7 million for the same period in 2014. The increase was primarily attributable to the $5.0 million increase in net operating income from $7.9 million for the year ended December 31, 2014 to $12.9 million for the same period in 2015. The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 33.3% and 34.2% for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the effective tax rate is below the statutory rate, primarily because of tax-exempt income generated from BOLI. The Company’s effective tax rates after including the net impact of discrete items for year ended December 31, 2015 and 2014 were 31.9% and 34.2%, respectively. The Company’s provision for income taxes year ended December 31, 2015, was impacted by a net discrete tax benefit of $186 thousand associated primarily with the recognition of deferred tax assets related to non-qualified stock options. There were no discrete items for the year ended December 31, 2014 that affected the Company’s provision for income taxes.

Financial Condition
Our total assets were $1.4 billion, $1.0 billion and $802.2 million as of December 31, 2016, 2015 and 2014, respectively. Assets increased $369.0 million, or 35.5%, from December 31, 2015 to December 31, 2016 and $237.3 million, or 29.6%, from December 31, 2014 to December 31, 2015.  Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.
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
As of December 31, 2016, total loans were $991.9 million, an increase of $171.3 million, or 20.9%, compared to $820.6 million as of December 31, 2015. These increases were primarily due to the growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market area. In addition to these amounts, $5.2 million and $2.8 million were loans classified as held for sale as of December 31, 2016 and December 31, 2015, respectively.
Total loans as a percentage of deposits were 88.6% and 94.5% as of December 31, 2016 and December 31, 2015, respectively. Total loans as a percentage of assets were 70.4% and 78.9% as of December 31, 2016 and December 31, 2015, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$291,416	29.38%	$246,124	30.0%	$207,101	34.3%	$160,823	32.5%	$123,779	31.1%
Real estate:
Construction and land	162,614	16.39	126,422	15.4	69,966	11.6	47,643	9.6	41,497	10.4
Farmland	8,262	0.83	11,696	1.4	10,528	1.7	11,656	2.4	6,281	1.6
1 - 4 family residential	140,137	14.13	137,704	16.8	105,788	17.5	86,908	17.5	71,875	18.1
Multi-family residential	14,683	1.48	8,695	1.1	9,964	1.7	11,862	2.4	12,997	3.3
Commercial Real Estate	370,696	37.37	284,622	34.7	195,839	32.5	171,451	34.6	134,449	33.8
Consumer	4,089	0.41	5,304	0.6	4,124	0.7	4,927	1.0	6,858	1.7
Total loans held for investment	$991,897	100%	$820,567	100%	$603,310	100%	$495,270	100%	$397,736	100%
Total loans held for sale	$5,208		$2,831		$8,858		$2,051		$2,818
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
Commercial loans increased $45.3 million, or 18.4%, to $291.4 million as of December 31, 2016 from $246.1 million as of December 31, 2015. The increase was due to growth in origination volumes from our new commercial lending team hired in early 2016 and continued efforts to develop lending relationships in our primary market area.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are located throughout north Texas and are generally diverse in terms of type.
Construction and land loans increased $36.2 million, or 28.6%, to $162.6 million as of December 31, 2016 from $126.4 million as of December 31, 2015. This increase was due to a robust business environment in our primary market area.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $2.4 million, or 1.8%, to $140.1 million as of December 31, 2016 from $137.7 million as of December 31, 2015. This increase is a result of strong housing demand in our primary market.
Commercial Real Estate.  Our commercial real estate loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout north Texas and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
Commercial real estate loans increased $86.1 million, or 30.2%, to $370.7 million as of December 31, 2016 from $284.6 million as of December 31, 2015. The increase is due to continued demand within our primary market area.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2016
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$192,357	$65,793	$33,266	$291,416
Real estate:
Construction and land	100,766	48,813	13,035	162,614
Farmland	5,692	2,549	20	8,261
1 - 4 family residential	16,211	98,945	24,981	140,137
Multi-family residential	2,860	11,824	—	14,684
Commerical Real Estate	90,547	210,628	69,521	370,696
Consumer	1,094	2,583	412	4,089
Total loans	$409,527	$441,135	$141,235	$991,897
Amounts with fixed rates	$93,468	$223,068	$82,953	$399,489
Amounts with floating rates	$316,059	$218,067	$58,282	$592,408

	December 31, 2015
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$86,424	$126,116	$33,584	$246,124
Real estate:
Construction and land	68,613	42,866	14,943	126,422
Farmland	7,369	4,089	238	11,696
1 - 4 family residential	12,754	92,487	32,463	137,704
Multi-family residential	1,448	7,247	—	8,695
Commercial Real Estate	51,219	166,324	67,079	284,622
Consumer	1,470	3,420	414	5,304
Total loans	$229,297	$442,549	$148,721	$820,567
Amounts with fixed rates	$58,369	$231,896	$79,040	$369,305
Amounts with floating rates	$170,928	$210,653	$69,681	$451,262
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $2.4 million in nonperforming assets as of December 31, 2016 compared to $1.2 million in nonperforming assets as of December 31, 2015. We had $1.8 million in nonperforming loans as of December 31, 2016 compared to $675 thousand as of December 31, 2015.
The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans(1)	$941	$591	$436	$1,117	$1,211
Accruing loans 90 or more days past due	835	84	—	9	93
Total nonperforming loans	1,776	675	436	1,126	1,304
Other real estate owned:
Commercial real estate, construction, land and land development	493	493	55	1,797	2,438
Residential real estate	169	—	50	—	—
Total other assets owned	662	493	105	1,797	2,438
Total nonperforming assets	$2,438	$1,168	$541	$2,923	$3,742
Restructured loans—non-accrual	$170	$288	$597	$1,611	$1,525
Restructured loans—accruing	$652	$1,439	$1,080	$2,465	$1,156
Ratio of nonperforming loans to total loans	0.18%	0.08%	0.07%	0.23%	0.33%
Ratio of nonperforming assets to total assets	0.17%	0.11%	0.07%	0.44%	0.71%

(1) Does not include purchased credit impaired loans.

The following table presents non-accrual loans by category at the dates indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—	$—	$76	$—
Farmland	—	—	—	—	—
1 - 4 family residential	—	187	—	1,041	879
Multi-family residential	—	—	—	—	—
Nonfarm residential	—	—	375	—	331
Commercial	930	383	34	—	—
Consumer	11	21	27	—	1
Total	$941	$591	$436	$1,117	$1,211

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
The following table summarizes our internal loan ratings, including purchased credit impaired loans, as of the dates indicated.

	As of December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897

	As of December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Commercial Real Estate	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

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
     At December 31, 2015, the total principal balance outstanding under the borrowing relationship amounted to $25.4 million. As of December 31, 2016, all of the loans in the borrowing relationship have been paid in full including principal, interest, late fees and attorney fees.
Allowance for loan losses
We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Policies—Loans and Allowance for Loan Losses.”
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

As of December 31, 2016, the allowance for loan losses totaled $8.5 million, or 0.86%, of total loans. As of December 31, 2015, the allowance for loan losses totaled $6.8 million, or 0.83%, of total loans.The increase in the percentage of allowance of loan losses to total loans compared to December 31, 2015 was primarily due to changes in qualitative factors around the nature, volume and mix of the loan portfolio. Ending balances for the purchase discount related to non-impaired acquired loans were $469 thousand, and $0.9 million as of December 31, 2016 and 2015, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of December 31, 2016 and December 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Average loans outstanding(1)	$919,387	$694,305	$546,041	$433,612	$342,130
Gross loans outstanding at end of period(1)	$991,897	$820,567	$603,310	$495,270	$397,736
Allowance for loan losses at beginning of period	$6,772	$5,981	$5,018	$3,238	$1,012
Provision for loan losses	2,050	868	1,423	1,883	2,953
Charge-offs:
Real estate:
Construction, land and farmland	—	(48)	(28)	—	—
Residential	—	—	(30)	(85)	(265)
Nonfarm non-residential	—	—	—	—	(231)
Commercial	(314)	(87)	(448)	(110)	(172)
Consumer	(19)	(5)	(4)	(45)	(133)
Total charge-offs	(333)	(140)	(510)	(240)	(801)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	—	—	—	60	—
Nonfarm non-residential	—	5	2	—	—
Commercial	32	57	46	32	61
Consumer	3	1	2	45	13
Total recoveries	35	63	50	137	74
Net charge-offs	(298)	(77)	(460)	(103)	(727)
Allowance for loan losses at end of period	$8,524	$6,772	$5,981	$5,018	$3,238
Ratio of allowance to end of period loans	0.86%	0.83%	0.99%	1.01%	0.81%
Ratio of net charge-offs to average loans	0.03%	0.01%	0.08%	0.02%	0.21%

(1)	Excluding loans held for sale and deferred loan fees.
We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2012 to December 31, 2016. Loan balances increased from $397.7 million as of December 31, 2012, to $991.9 million as of December 31, 2016. Our allowance has increased consistently with the growth in our loan portfolio during the same period. Further, net charge-offs have been immaterial, representing less than 0.25% of total loan balances during the same period.
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

	As of December 31,
	2016		2015		2014		2013(1)		2012(1)
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,346	15.8%	$1,007	14.9%	$675	11.3%	$660	13.2%	455	14.1
Farmland	69	0.8	97	1.4	94	1.6	n/a	n/a	n/a	n/a
1 - 4 family residential	999	11.7	1,058	15.6	1,077	18	861	17.1	672	20.8
Multi-family residential	117	1.4	66	1.0	89	1.5	109	2.2	83	2.6
Commercial Real Estate	3,003	35.2	2,189	32.3	1,890	31.6	1,726	34.4	1,028	31.7
Total real estate	$5,534	64.9%	$4,417	65.2%	$3,825	64.0%	$3,356	66.9%	$2,238	69.2%
Commercial	2,955	34.7	2,324	34.3	2,092	34.9	1,585	31.6	947	29.2
Consumer	35	0.4	31	0.5	64	1.1	77	1.5	53	1.6
Total allowance for loan losses	$8,524	100%	$6,772	100%	$5,981	100%	$5,018	100%	$3,238	100%

_______________

(1)	In 2013 and 2012, allowance for loan loss related to farmland was included in the construction and land category.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2016, the carrying amount of investment securities totaled $102.6 million, an increase of $26.7 million, or 35.3%, compared to $75.8 million as of December 31, 2015. The increases in our investment securities in 2016 were funded primarily from increases in deposits. Securities represented 7.3% and 7.3% and 5.6% of total assets as of December 31, 2016 and 2015 and 2014, respectively.
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

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
Total	$104,450	$128	$2,019	$102,559

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
Total	$76,027	$242	$456	$75,813

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of December 31, 2016, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2016 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any unrealized loss in the Company’s securities at December 31, 2016, is temporary and no credit impairment has been realized in the Company’s consolidated financial statements.
The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$345	1.62%	$351	2.02%	$—	—%	$696	1.82%
Municipal securities	—	—	3,630	2.13	2,995	1.96	7,417	2.51	14,042	2.29
Mortgage-backed securities	—	—	37,307	1.63	11,731	2.22	81	2.10	49,119	1.77
Collateralized mortgage obligations	262	2.98	36,850	1.73	815	2.42	—	—	37,927	1.75
Asset-backed securities	—	—	775	1.40	—	—	—	—	775	1.40
Total	$262	2.98%	$78,907	1.70%	$15,892	2.18%	$7,498	2.51%	$102,559	1.83%

	As of December 31, 2015
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$3,370	1.71%	$417	2.08%	$—	—%	$3,787	1.75%
Municipal securities	999	3.25	1,479	2.08	—	—	4,217	2.16	$6,695	2.30
Mortgage-backed securities	—	—	38,594	1.62	7,378	1.77	85	1.85	$46,057	1.64
Collateralized mortgage obligations	303	2.51	13,861	2.18	4,220	2.01	—	—	$18,384	2.15
Asset-backed securities	—	—	1	—	889	1.29	—	—	$890	1.29
Total	$1,302	3.08%	$57,305	1.77%	$12,904	1.83%	$4,302	2.15%	$75,813	1.83%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.39 years with an estimated effective duration of 3.30 years as of December 31, 2016.  The average yield of the securities portfolio was 1.67% during 2016 compared to 1.69% during 2015.
As of December 31, 2016 and December 31, 2015, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2016 were $1.1 billion, an increase of $251.2 million, or 28.9%, compared to $868.4 million as of December 31, 2015, due primarily to increases of $248.3 million, $26.2 million, and $31.3 million in money market accounts, noninterest-bearing deposit accounts, and time deposits respectively which was partially offset by a decrease of $53.8 million in wholesale deposits. Total deposits as of December 31, 2015 were $868.4 million, an increase of $229.7 million, or 36.0%, compared to December 31, 2014 due primarily to increases of $50.2 million, $154.6 and $15.0 million in our noninterest-bearing deposit accounts, money market accounts, and interest-bearing checking accounts respectively. Our deposit growth was primarily due to our continued penetration in our primary market area, the increase in commercial lending relationships for which we also seek deposit balances as well as the acquisition of IBT in 2015, and increases in our financial institution money market accounts.
Noninterest-bearing deposits as of December 31, 2016 were $327.6 million compared to $301.4 million as of December 31, 2015, an increase of $26.2 million, or 8.7%. The December 31, 2015 balance for noninterest-bearing deposits represented an increase of $50.2 million, or 20.0%, compared to $251.1 million as of December 31, 2014.
Money market accounts as of December 31, 2016 were $563.9 million compared to $315.6 million as of December 31, 2015, an increase of $248.3 million, or 78.7%. The December 31, 2015 balance for money market accounts represented an increase of $90.6 million, or 40.2%, compared to $225.1 million as of December 31, 2014.
Average deposits for the year ended December 31, 2016 were $991.5 million, an increase of $248.9 million, or 33.5% over the full year average for the year ended December 31, 2015 of $742.6 million. Average deposits grew $137.6 million, or 22.8% from $604.9 million for the year ended December 31, 2014. The average rate paid on total interest-bearing deposits increased this period from 0.61% for the year ended December 31, 2015 to 0.72% for the year ended December 31, 2016. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, the introduction of our correspondent banking division, as well as an increase in time deposits which typically pay a higher rate.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$71,026	0.22%	$58,079	0.23%	$42,419	0.28%
Savings accounts	10,309	0.10	7,885	0.06	5,417	0.10
Money market accounts	489,793	0.76	311,091	0.61	227,050	0.59
Certificates and other time deposits > $100k	101,170	0.91	80,470	0.91	82,048	0.97
Certificates and other time deposits < $100k	16,680	0.88	17,509	0.84	17,140	0.89
Total interest-bearing deposits	688,978	0.72	475,034	0.61	374,074	0.65
Noninterest-bearing demand accounts	302,548		267,578		230,875
Total deposits	$991,526	0.50%	$742,612	0.39%	$604,949	0.46%
Our ratio of average noninterest-bearing deposits to average total deposits was 30.5% and 36.0% for the years ended December 31, 2016 and December 31, 2015, respectively.
Factors affecting the cost of funding our interest-bearing assets include the volume of noninterest and interest-bearing deposits, changes in market interest rates and economic conditions in our target markets and their impact on interest paid on our deposits, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.50% in 2016, 0.39% in 2015 and 0.46% in 2014. Average rates on interest-bearing deposits were 0.72% in 2016, 0.61% in 2015 and 0.65% in 2014.
The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

	As of December 31,
	2016	2015	2014
	(Dollars in thousands)
1 year or less	$94,215	$69,786	$68,467
More than 1 year but less than 3 years	18,888	10,978	7,124
3 years or more but less than 5 years	2,111	5,284	3,926
5 years or more	—	—	—
Total	$115,214	$86,048	$79,517
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2016,  December 31, 2015 and December 31, 2014, total borrowing capacity of $369.4 million, $300.5 million and $236.1 million, respectively, was available under this arrangement and $38.3 million, $28.4 million and $40.0 million, respectively, was outstanding with an average interest rate of 0.60% as of December 31, 2016, 0.88% as of December 31, 2015 and 0.74% as of December 31, 2014. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2016
Amount outstanding at period-end	$38,306
Weighted average interest rate at period-end	0.77%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	43,649
Weighted average interest rate during the period	0.60%
December 31, 2015
Amount outstanding at period-end	$28,444
Weighted average interest rate at period-end	0.92%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	18,055
Weighted average interest rate during the period	0.88%
December 31, 2014
Amount outstanding at period-end	$40,000
Weighted average interest rate at period-end	0.36%
Maximum month-end balance during the period	40,000
Average balance outstanding during the period	15,890
Weighted average interest rate during the period	0.74%
Federal Reserve Bank of Dallas.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2016, 2015 and 2014, $197.3 million, $152.2 million, and $162.9 million, respectively, were available under this arrangement. As of December 31, 2016, approximately $265.0 million in commercial loans were pledged as collateral. As of December 31, 2016, 2015 and 2014, no borrowings were outstanding under this arrangement.
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
The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. The effective rate as of December 31, 2016 and 2014 was 2.70% and 2.18%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

	As of December 31,
	2016	2015	2014
Junior subordinated debentures	$3,093	$3,093	$3,093
Subordinated notes (1)	4,942	4,934	4,926
Total	$8,035	$8,027	$8,019

(1) Excludes discount of $15, $17, and $19 and issuance costs of $43, $49, and $55 as of December 31, 2016, 2015, and 2014 respectively.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2016, 2015 and 2014, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of December 31, 2016, 2015 and 2014. There were no advances under these lines of credit outstanding as of December 31, 2016, 2015 and 2014.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.2 billion for the year ended December 31, 2016, $898.8 million for the year ended December 31, 2015 and $713.0 million for the year ended December 31, 2014.

	For the Years Ended
	December 31,
	2016	2015	2014
Sources of Funds:
Deposits:
Noninterest-bearing	25.5%	29.8%	32.4%
Interest-bearing	57.9	52.8	52.5
Advances from FHLB	3.7	2.0	2.2
Other borrowings	0.7	1.0	1.1
Other liabilities	0.2	0.3	0.3
Stockholders’ equity	12.0	14.1	11.5
Total	100.0%	100%	100%
Uses of Funds:
Loans	77.2%	77.6%	76.5%
Securities available for sale	7.1	6.6	6.9
Interest-bearing deposits in other banks	7.8	7.9	8.9
Other noninterest-earning assets	7.9	7.9	7.7
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	30.5%	36.0%	38.2%
Average loans to average deposits	92.5%	93.9%	90.3%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 32.7% for the year ended December 31, 2016 compared to the same period in 2015 and 27.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2016, we had outstanding $236.9 million in commitments to extend credit and $6.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2015, we had outstanding $236.7 million in commitments to extend credit and $2.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2016, we had cash and cash equivalents of $234.8 million compared to $71.6 million of December 31, 2015. The increase was primarily due to increase in deposits at December 31, 2016 and $94.5 million net proceeds from the sale of common stock in an underwritten public offering of which $58.0 million is to pay the aggregate cash consideration for the Sovereign Merger which is expected to close during the second quarter of 2017. As of December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $239.1 million as of December 31, 2016, compared to $132.0 million as of December 31, 2015, an increaseof $107.0 million, or 81%. The increase from December 31, 2015 was primarily the result of $12.6 million in net income for the period and $94.5 million net proceeds from the sale of common stock in an underwritten public offering closed in December 2016.
Total stockholders’ equity increased to $132.0 million as of December 31, 2015, compared to $113.3 million as of December 31, 2014, an increase of $18.7 million, or 16.5%. The net increase was primarily the result of issuance of $17.5 million in common stock related to the acquisition of IBT and $8.8 million in net income partially offset by the redemption of $8.0 million in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”) preferred stock Series C.
For the year ended December 31, 2016, we did not declare or pay cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. For the years ended December 31, 2015 and 2014, we declared and paid cash dividends on our Series C preferred stock of $98,000 and $80,000, respectively. See Note 23 “Preferred Stock” to our consolidated financial statements in this report. We did not purchase any of our common stock during the years ended December 31, 2016, 2015 and 2014.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2016 and 2015, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$228,566	22.02%	$119,208	14.25%
Tier 1 capital (to risk-weighted assets)	215,057	20.72	107,453	12.85
Common equity tier 1 (to risk-weighted assets)	211,964	20.42	104,360	12.48
Tier 1 capital (to average assets)	215,057	16.82	107,453	10.75
Veritex Community Bank
Total capital (to risk-weighted assets)	$130,237	12.55%	$104,427	12.49%
Tier 1 capital (to risk-weighted assets)	121,713	11.73	97,655	11.68
Common equity tier 1 (to risk-weighted assets)	121,713	11.73	97,655	11.68
Tier 1 capital (to average assets)	121,713	9.52	97,655	9.78
Contractual Obligations
The following tables summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016 and 2015 (other than deposit obligations), which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances and non-cancelable future operating leases. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $38.3 million and $28.4 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.77% and mature on various dates during 2017, 2018 and 2022.

	As of December 31, 2016
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,405	$2,398	$2,057	$530	$6,390
Time deposits	107,633	21,000	2,686	11	131,330
Advances from FHLB	10,000	25,000	—	3,306	38,306
Other borrowings	—	—	—	8,035	8,035
Standby and commercial letters of credit	5,762	1,171	—	—	6,933
Commitments to extend credit	120,348	41,268	36,022	39,281	236,919
Total	$245,148	$90,837	$40,765	$51,163	$427,913

	As of December 31, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,213	$2,184	$1,568	$971	$5,936
Time deposits	84,598	13,592	5,626	—	103,816
Advances from FHLB	10,000	15,000	—	3,444	28,444
Other borrowings	—	—	—	8,027	8,027
Standby and commercial letters of credit	1,550	—	400	—	1,950
Commitments to extend credit	81,189	100,543	9,148	45,798	236,678
Total	$178,550	$131,319	$16,742	$58,240	$384,851
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company enters into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by the period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2016
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$5,762	$1,171	$—	$—	$6,933
Commitments to extend credit	120,348	41,268	36,022	39,281	236,919
Total	$126,110	$42,439	$36,022	$39,281	$243,852

	As of December 31, 2015
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$1,550	$—	$400	$—	$1,950
Commitments to extend credit	81,189	100,543	9,148	45,798	236,678
Total	$82,739	$100,543	$9,548	$45,798	$238,628
Standby and commercial letters of credit are written conditional commitments that the Company issues to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse the Company for the amount paid under this standby letter of credit.
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$239,088	$132,046	$113,312	$66,239	$61,860
Adjustments:
Preferred stock	—	—	(8,000)	(8,000)	(8,000)
Common shareholder book value	239,088	132,046	105,312	58,239	53,860
Goodwill	(26,865)	(26,865)	(19,148)	(19,148)	(19,148)
Intangible assets	(2,181)	(2,410)	(1,261)	(1,567)	(1,875)
Total tangible common equity	$210,042	$102,771	$84,903	$37,524	$32,837
Common shares outstanding(1)	15,195,328	10,712,472	9,470,832	5,804,703	5,694,340
Book value per common share	$15.73	$12.33	$11.12	$10.03	$9.46
Tangible book value per common share	$13.82	$9.59	$8.96	$6.46	$5.77

(1)
Excludes the dilutive effect, if any, of 454,000, 378,000, 326,000, 328,000 and 333,000 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and 147,000, 136,000, 145,000, 35,000 and 40,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$239,088	$132,046	$113,312	$66,239	$61,860
Adjustments:
Preferred stock	—	—	(8,000)	(8,000)	(8,000)
Goodwill	(26,865)	(26,865)	(19,148)	(19,148)	(19,148)
Intangible assets	(2,181)	(2,410)	(1,261)	(1,567)	(1,875)
Total tangible common equity	$210,042	$102,771	$84,903	$37,524	$32,837
Tangible Assets
Total assets	$1,408,507	$1,039,551	$802,231	$664,946	$524,127
Adjustments:
Goodwill	(26,865)	(26,865)	(19,148)	(19,148)	(19,148)
Intangible assets	(2,181)	(2,410)	(1,261)	(1,567)	(1,875)
Total tangible assets	$1,379,461	$1,010,276	$781,822	$644,231	$503,104
Tangible Common Equity to Tangible Assets	15.23%	10.17%	10.86%	5.82%	6.53%
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2016 and 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The epayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.
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

On a quarterly basis, we run two simulation models including a static balance sheet and dynamic growth balance sheet. These models test the impact on net interest income and fair value of equity from changes in market interest rates under various scenarios. Under the static and dynamic growth models, rates are shocked instantaneously and ramped rate changes over a 12-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and expense under various changes in the shape of the yield curve. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 6.0% for a 100 basis point shift, 12.0% for a 200 basis point shift, and 18.0% for a 300 basis point shift.
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2016		As of December 31, 2015
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	12.60%	11.67%	8.56%	19.75%
+200	9.63%	12.04%	4.81%	14.31%
+100	6.14%	9.29%	1.37%	7.78%
Base	0.99%	—%	(1.04)%	—
−100	(2.56)%	(11.22)%	(2.28)%	(4.22)%
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
Changes in internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended

December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report on Management’s Assessment of Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP.  All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Grant Thornton LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2016, 2015 and 2014 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, or the 2017 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2017 Proxy Statement, and is incorporated herein by reference.
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
Exhibit Index
Each exhibit marked with an asterisk (*) is filed or furnished with this Annual Report on Form 10-K. Each exhibit marked with a “†” denotes a management contract or compensatory plan or arrangement.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization dated March 9, 2015, by and among Veritex Holdings, Inc., IBT Bancorp, Inc. and Independent Bank of Texas (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2015)

2.2
Agreement and Plan of Reorganization dated December 14, 2016, by and between Veritex Holdings, Inc., Spartan Merger Sub, Inc., and Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 14, 2016)

3.1
Restated Certificate of Formation (with Amendments) of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)

3.2
Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
4.3
Form of Senior Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.4
Form of Subordinated Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

10.1†
Change in Control Agreement dated June 18, 2012 by and among Veritex Community Bank, Veritex Holdings, Inc. and Noreen E. Skelly (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)

10.2†
Veritex Holdings, Inc. First Amended 2010 Stock Option and Equity Incentive Plan (including form of stock option agreement and stock award agreement) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)

10.3†	2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)
10.4†
Veritex Community Bank Employee Stock Ownership Plan Adoption Agreement dated December 31, 2012 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)

10.5
Form of 2013 Subordinated Promissory Note dated December 23, 2014 issued by Veritex Holdings, Inc. (including associated terms and conditions) (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)

10.6†
Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)

10.7
Registration Rights Agreement among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)

10.8
Form of Voting Agreement dated December 14, 2016, by and among Veritex Holdings, Inc. and certain shareholders of Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2016)

10.9
Form of Director Support Agreement dated December 14, 2016, by and among Veritex Holdings, Inc. and non-employee directors of Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 14, 2016)

21.1*	Subsidiaries of Veritex Holdings, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2017	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2017

/s/ William C. Murphy William C. Murphy	Vice Chairman	March 10, 2017

/s/ Noreen E. Skelly Noreen E. Skelly	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2017

/s/ Pat S. Bolin Pat S. Bolin	Director	March 10, 2017

/s/ Blake Bozman Blake Bozman	Director	March 10, 2017

/s/ Mark Griege Mark Griege	Director	March 10, 2017

/s/ Michael D. Ilagan Michael D. Ilagan	Director	March 10, 2017

/s/ Michael Kowalski Michael Kowalski	Director	March 10, 2017

/s/ John Sughrue John Sughrue	Director	March 10, 2017

/s/ Ray W. Washburne Ray W. Washburne	Director	March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritex Holdings, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 10, 2017

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$15,631	$10,989
Interest bearing deposits in other banks	219,160	60,562
Total cash and cash equivalents	234,791	71,551
Investment securities	102,559	75,813
Loans held for sale	5,208	2,831
Loans, net of allowance for loan losses of $8,524 and $6,772, respectively	983,318	813,733
Accrued interest receivable	2,907	2,216
Bank-owned life insurance	20,077	19,459
Bank premises, furniture and equipment, net	17,413	17,449
Non-marketable equity securities	7,366	4,167
Investment in unconsolidated subsidiary	93	93
Other real estate owned	662	493
Intangible assets, net of accumulated amortization of $2,198 and $1,605, respectively	2,181	2,410
Goodwill	26,865	26,865
Other assets	5,067	2,471
Total assets	$1,408,507	$1,039,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$327,614	$301,367
Interest-bearing	792,016	567,043
Total deposits	1,119,630	868,410
Accounts payable and accrued expenses	2,914	1,776
Accrued interest payable and other liabilities	534	848
Advances from Federal Home Loan Bank	38,306	28,444
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,942	4,934
Total liabilities	1,169,419	907,505
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2016 and December 31, 2015, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2016 and December 31, 2015; 15,195,328 and 10,712,472 shares issued and outstanding at December 31, 2016 and December 31, 2015, (excluding 10,000 shares held in treasury)	152	107
Additional paid-in capital	211,173	115,721
Retained earnings	29,290	16,739
Unallocated Employee Stock Ownership Plan shares; 18,783 and 27,993 shares at December 31, 2016 and 2015, respectively	(209)	(309)
Accumulated other comprehensive loss	(1,248)	(142)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	239,088	132,046
Total liabilities and stockholders’ equity	$1,408,507	$1,039,551
 See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$44,681	$33,680	$27,236
Interest on investment securities	1,409	997	839
Interest on deposits in other banks	503	241	182
Interest on other	2	2	2
Total interest income	46,595	34,920	28,259
Interest expense:
Interest on deposit accounts	4,988	2,918	2,421
Interest on borrowings	652	543	498
Total interest expense	5,640	3,461	2,919
Net interest income	40,955	31,459	25,340
Provision for loan losses	2,050	868	1,423
Net interest income after provision for loan losses	38,905	30,591	23,917
Noninterest income:
Service charges and fees on deposit accounts	1,846	1,326	1,099
Gain on sales of investment securities	15	7	34
Gain on sales of loans	3,288	1,254	641
Gain on sales of other assets owned	—	19	10
Bank-owned life insurance	771	747	427
Other	583	351	285
Total noninterest income	6,503	3,704	2,496
Noninterest expense:
Salaries and employee benefits	14,332	11,265	10,037
Occupancy and equipment	3,667	3,477	3,246
Professional fees	2,804	2,023	1,382
Data processing and software expense	1,158	1,216	1,041
FDIC assessment fees	661	448	421
Marketing	983	799	588
Other assets owned expenses and write-downs	163	53	211
Amortization of intangibles	380	338	295
Telephone and communications	402	263	226
Other	1,840	1,506	1,056
Total noninterest expense	26,390	21,388	18,503
Net income from operations	19,018	12,907	7,910
Income tax expense	6,467	4,117	2,705
Net income	$12,551	$8,790	$5,205
Preferred stock dividends	$—	$98	$80
Net income available to common stockholders	$12,551	$8,692	$5,125
Basic earnings per share	$1.16	$0.86	$0.73
Diluted earnings per share	$1.13	$0.84	$0.72
See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$12,551	$8,790	$5,205
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale arising during the period, net	(1,661)	(469)	255
Reclassification adjustment for net gains included in net income	15	7	34
Other comprehensive (losses) income before tax	(1,676)	(476)	221
Income tax (benefit) expense	(570)	(162)	75
Other comprehensive (loss) income, net of tax	(1,106)	(314)	146
Comprehensive income	$11,445	$8,476	$5,351

See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
		Shares	Amount						Total
Balance at January 1, 2014	$8,000	5,804,703	$58	$55,303	$2,922	$26	—	(70)	$66,239
Sale of common stock in private offering, net offering cost of $61	—	508,047	6	5,432	—	—	—	—	5,438
Preferred stock dividend Series C	—	—	—	—	(80)	—	—	—	(80)
Sale and finance of stock to ESOP		46,082	—	500	—	—	(500)	—	—
ESOP Shares Allocated	—	—	—	19	—	—	99	—	118
Sale of common stock in initial public offering, net of offering cost of $4,574	—	3,105,000	31	35,760	—	—	—	—	35,791
Issuance of shares to Directors related to vesting of restricted stock units	—	7,000	—	—	—	—	—	—	—
Stock based compensation	—	—	—	455	—	—	—	—	455
Net income	—	—	—	—	5,205	—	—	—	5,205
Other comprehensive income	—	—	—	—	—	146	—	—	146
Balance at December 31, 2014	$8,000	9,470,832	$95	$97,469	$8,047	$172	(401)	(70)	$113,312
Restricted stock units vested, net 10,025 shares withheld to cover tax withholdings	—	26,426	—	(159)	—	—	—	—	(159)
Exercise of employee stock options	—	21,000	—	210	—	—	—	—	210
Preferred stock dividend Series C	—	—	—	—	(98)	—	—	—	(98)
Redemption of SBLF preferred stock Series C	(8,000)	—	—	—	—	—	—	—	(8,000)
Issuance of shares to ESOP	—	9,147	—	115	—	—	(5)	—	110
ESOP Shares Allocated	—	—	—	12	—	—	97	—	109
Common stock issued for acquisition of IBT Bancorp, Inc., net of offering costs of $252		1,185,067	12	17,441	—	—	—	—	17,453
Stock based compensation	—	—	—	633	—	—	—	—	633
Net income	—	—	—	—	8,790	—	—	—	8,790
Other comprehensive loss	—	—	—	—	—	(314)	—	—	(314)
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	(309)	$(70)	$132,046
Restricted stock units vested, net 10,384 shares withheld to cover tax withholdings	—	38,106	—	(175)	—	—	—	—	(175)
Sale of common stock in underwritten public offering, net offering costs of $489	—	4,444,750	45	94,473	—	—	—	—	94,518
Stock based compensation	—	—	—	983	—	—	—	—	983
Excess tax benefit from stock compensation	—	—	—	162	—	—	—	—	162
ESOP Shares Allocated	—	—	—	9	—	—	100	—	109
Net income	—	—	—	—	12,551	—	—	—	12,551
Other comprehensive loss	—	—	—	—	—	(1,106)	—	—	(1,106)
Balance at December 31, 2016	$—	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
See accompanying notes to consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$12,551	$8,790	$5,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of core deposit intangibles	1,508	1,387	1,339
Provision for loan losses	2,050	868	1,423
Accretion of loan purchase discount	(425)	(194)	(483)
Stock-based compensation expense	983	633	455
Excess tax benefit from stock compensation	(162)	—	—
Amortization of other intangible assets	196	31	14
Net amortization of premiums on investment securities	1,025	498	400
Change in cash surrender value of bank-owned life insurance	(618)	(613)	(341)
Net gain on sales of investment securities	(15)	(7)	(34)
Gain on sales of loans held for sale	(3,288)	(1,254)	(641)
Net gain on sales of other real estate owned	—	(19)	(10)
Amortization of subordinated note discount	8	2	—
Net originations of loans held for sale	(70,773)	(39,614)	(45,441)
Write down on foreclosed assets	114	—	—
Proceeds from sales of loans held for sale	69,801	46,344	39,275
Deferred tax benefit	(1,366)	(375)	(466)
(Increase) decrease in accrued interest receivable and other assets	(1,728)	(342)	1,178
Increase (decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	824	(87)	360
Net cash provided by operating activities	10,685	16,048	2,233
Cash flows from investing activities:
Purchases of securities available for sale	(357,187)	(344,813)	(310,983)
Sales of securities available for sale	8,378	3,779	981
Proceeds from maturities, calls and pay downs of investment securities	319,377	314,029	310,334
Net cash received in acquisition	—	11,150	—
Sales (purchases) of non-marketable equity securities, net	(3,199)	762	(1,425)
Net loans originated	(190,184)	(135,977)	(109,175)
Proceeds from sale of SBA loans	20,574	7,365	—
Purchases of bank-owned life insurance	—	—	(7,006)
Net additions to bank premises and equipment	(1,075)	(2,392)	(2,243)
Proceeds from sales of other real estate owned	—	124	2,817
Net cash used in investing activities	(203,316)	(145,973)	(116,700)
Cash flows from financing activities:
Net change in deposits	251,220	132,241	64,805
Net increase (decrease) in advances from Federal Home Loan Bank	9,862	(15,059)	25,000
Change in other borrowings	—	(926)	—
Proceeds from exercise of employee stock options	—	210	—
Redemption of SBLF preferred stock Series C	—	(8,000)	—
Dividends paid on preferred stock	—	(98)	(80)
Proceeds from payments on ESOP Loan	109	109	118
Proceeds from issuance of common stock, net of offering cost of $489 for December 31, 2016 and $4,574 for December 31, 2014	94,518	—	35,791
Excess tax benefit from stock compensation	162	—	—
Proceeds from issuance of common stock, net offering cost of $61 for the year ended December 31, 2014	—	—	5,438
Offering costs paid in connection with acquisition	—	(252)	—
Net cash provided by financing activities	355,871	108,225	131,072
Net increase (decrease) in cash and cash equivalents	163,240	(21,700)	16,605
Cash and cash equivalents at beginning of year	71,551	93,251	76,646
Cash and cash equivalents at end of year	$234,791	$71,551	$93,251
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

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. Prior to the adoption of ASU 2015-03, Simplifying the Accounting for Measurement of Financial Asses and Financial Liabilities, the Company recorded debt issuance costs as other assets in the consolidated balance sheet. For the period ending December 31, 2016 and for the periods presented here within, the Company’s consolidated balance sheet reflects a reduction in other assets and subordinated notes related to the reclassification of $49 debt issuance costs for the period ending December 31, 2015 for comparability between periods.
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
Cash and cash equivalents include interest-bearing deposits in other banks of $219.2 million and $60.6 million, at December 31, 2016 and 2015, respectively.
Restrictions on cash
The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2016 and 2015 were approximately $26.4 million and $28.1 million, respectively.
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
Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2016, 2015 and 2014 there were no other-than-temporary impairment losses reflected in earnings as realized losses.

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
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2016 and 2015, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If, at acquisition, the Company identified loans that they could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non-accrual and accounted for under the cost recovery method. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually.

The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income.
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
Other Real Estate Owned
Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Any subsequent reduction in value is recognized by a charge to income. Operating and holding expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (BOLI) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in noninterest income in the accompanying consolidated statements of income.
Goodwill and Intangible Assets
Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on December 31 or when a triggering event occurs. The Company’s goodwill test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. Intangible assets consist of core deposit intangibles and other intangible assets related to operating leases with favorable market terms acquired in business combinations. Intangible assets are initially recognized based on a valuation performed as of the acquisition date. Core deposit intangibles are being amortized on a straight-line basis over the estimated useful lives of seven to nine years. Intangible assets related to operating leases are amortized over the remaining life of the acquired lease using the straight-line method. All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2016, 2015 and 2014.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2016 and 2015, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2016, 2015, and 2014. With few exceptions, such as state examinations, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2013.
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
Stock Based Compensation
Compensation cost is recognized for stock options and stock awards (performance and non-performance based) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the date of grant is used to estimate fair value for stock awards. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock units which include a market condition that determines the number of restricted stock units which will vest based on the Company’s total shareholder return relative to a market index.

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

Earnings Per Share
Earnings per share (EPS) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Earnings (numerator)
Net income	$12,551	$8,790	$5,205
Less: preferred stock dividends	—	98	80
Net income allocated to common stockholders	$12,551	$8,692	$5,125
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	10,849	10,061	6,992
Dilutive effect of employee stock-based awards	209	271	161
Adjusted weighted average shares outstanding	11,058	10,332	7,153
Earnings per share:
Basic	$1.16	$0.86	$0.73
Diluted	$1.13	$0.84	$0.72

For the years ended December 31, 2016, 2015 and 2014, there were no exclusions from the diluted EPS weighted average shares.
2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,607	$3,520	$2,927
Cash paid for income taxes	$8,250	$4,100	$2,750
Supplemental Disclosures of Non-Cash Flow Information:
Sale and finance of stock to ESOP	$—	$—	$500
Issuance of stock to ESOP	$—	$110	$—
Net issuance of common stock for vesting of restricted stock units	$175	$159	$500
Net foreclosure of other real estate owned	$283	$493	$1,115

Supplemental schedule of noncash investing activities from the IBT acquisition is as follows:

	Year Ended December 31,
	2016	2015
Noncash assets acquired
Securities available for sale	—	4,646
Loans	—	88,459
Bank premises, furniture and equipment (1)	—	4,947
Securities available for sale	—	790
Bank-owned life insurance	—	1,024
Accrued interest receivable	—	250
Servicing assets	—	323
Goodwill	—	7,717
Core deposit intangibles	—	1,078
Other assets	—	—
Total assets	$—	$109,234
Noncash liabilities assumed:
Deposits	$—	$97,426
FHLB advances	—	3,503
Other borrowings	—	926
Other liabilities	—	824
Total liabilities	$—	$102,679
1,185,067 shares of common stock exchanged in connection with acquisition	$—	$17,705

(1)	For the year ended December 31, 2015, included within bank premises, furniture and equipment is building and land at fair values of $3,310 and $1,490, respectively.

3. Recent Accounting Pronouncements
ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-13 “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is continuing to evaluate the impact of the adoption of ASU 2016-03 and is uncertain of the impact on the consolidated financial statements at this point in time.

ASU 2016-09 “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after

December 15, 2016, and interim periods therein. The Company plans to adopt this guidance during the first quarter for the year ended December 31, 2017 and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

ASU 2016-02 “Leases (Topic 842)” is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
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
ASU 2015-16 “Business Combinations (Topic 805)” (“ASU 2015-16”) requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 31, 2015, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-50)” (“ASU 2015-03”) amends the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the related debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 31, 2015. As the total amount of debt issuance costs for the interim periods were insignificant, the Company adopted the guidance as of December 31, 2016. The consolidated balance sheet as of December 31, 2016 reflects a reduction of $43 in other assets and subordinates notes. For comparability purposes, the Company reclassed the debt issuance costs of $49 as a reduction in other assets and subordinated notes as of December 31, 2015, see “Summary of Significant Accounting Policies—Reclassifications.”
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The original effective date for ASU 2014-09 was for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year, therefore it is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s is continuing to evaluate the impact that ASU 2014-09 with the expectation to adopt the standard in the first quarter of 2018. This new standard would have an impact on components of non-interest income, however the Company’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”) requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

4. Investment Securities
Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
	$104,450	$128	$2,019	$102,559

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$3,823	$—	$36	$3,787
Municipal securities	6,738	9	52	6,695
Mortgage-backed securities	46,180	169	292	46,057
Collateralized mortgage obligations	18,379	64	59	18,384
Asset-backed securities	907	—	17	890
	$76,027	$242	$456	$75,813

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$696	$36	$696	$36
Municipal securities	12,060	478	518	22	12,578	500
Mortgage-backed securities	37,274	802	6,848	69	44,122	871
Collateralized mortgage obligations	29,618	584	1,618	28	31,236	612
	$78,952	$1,864	$9,680	$155	$88,632	$2,019

	December 31, 2015
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$2,978	$7	$809	$29	$3,787	$36
Municipal securities	4,216	52	—	—	4,216	52
Mortgage-backed securities	32,255	253	2,792	39	35,047	292
Collateralized mortgage obligations	8,672	76	—	—	8,672	76
	$48,121	$388	$3,601	$68	$51,722	$456

The number of investment positions in an unrealized loss position totaled 72 and 52 at December 31, 2016 and December 31, 2015, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to an increasing interest rate environment primarily in the fourth quarter of 2016. . The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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

	December 31, 2016
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	4,009	3,974
Due from five years to ten years	3,522	3,346
Due after ten years	7,741	7,418
	15,272	14,738
Mortgage-backed securities	49,907	49,119
Collateralized mortgage obligations	38,507	37,927
Asset-backed securities	764	775
	$104,450	$102,559

	December 31, 2015
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$996	$999
Due from one year to five years	4,869	4,851
Due from five years to ten years	428	417
Due after ten years	4,268	4,217
	10,561	10,484
Mortgage-backed securities	46,180	46,056
Collateralized mortgage obligations	18,379	18,384
Asset-backed securities	907	889
	$76,027	$75,813

Proceeds from sales of investment securities available for sale and gross gains and losses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Proceeds from sales	$8,378	$3,779	$981
Gross realized gains	43	42	34
Gross realized losses	40	35	—
Also included in gain on sale of investment securities in the accompanying condensed consolidated statements of income are gross gains of $12 from calls of investment securities for the year ended December 31, 2016. There were no gross gains or losses from calls of investment securities for the years ended December 31, 2015 and December 31, 2014.
As further explained in Note 11, there was a blanket floating lien on all securities to secure Federal Home Loan Bank advances as of December 31, 2016 and 2015.

5. Loans and Allowance for Loan Losses
Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,	December 31,
	2016	2015
Real estate:
Construction and land	$162,614	$126,422
Farmland	8,262	11,696
1 - 4 family residential	140,137	137,704
Multi-family residential	14,683	8,695
Commercial Real Estate	370,696	284,622
Commercial	291,416	246,124
Consumer	4,089	5,304
	991,897	820,567
Deferred loan fees	(55)	(62)
Allowance for loan losses	(8,524)	(6,772)
	$983,318	$813,733
Included in the net loan portfolio as of December 31, 2016 and 2015 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $469 and $932, respectively. The discount is being accreted into income using the interest method over the life of the loans. In addition, included in the net loan portfolio as of December 31, 2016 and 2015 is a discount on retained loans from SBA loans sales of $832 and $583, respectively.
An institution which has reported loans for construction, land development, and other land loans representing 100% or more of total risk-based capital, or total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of commercial real estate loan portfolio has increased by 50% or more during the prior 36 months, may be identified for further supervisory analysis by regulators to assess the nature and risk posed by the concentration. As of December 31, 2016, the Company had total commercial real estate loans (CRE) representing 310% of total risk-based capital. Included in these amounts, the Company had construction, land development, and other land loans representing 125% of total risk-based capital at December 31, 2016 indicating a concentration in commercial real estate lending. Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of CRE exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on CRE concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. At December 31, 2016, Management believes that it has implemented these practices in order to monitor its CRE lending program and that it is in compliance with the requirements and guidance of federal banking agencies including the federal reserve for institutions with concentrations in commercial real estate lending.
The majority of the loan portfolio consists of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2016 and 2015.
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
Non-accrual loans aggregated by class of loans, as of December 31, 2016 and 2015, are as follows:

	December 31,	December 31,
	2016	2015
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	187
Multi-family residential	—	—
Commercial Real Estate	—	—
Commercial	930	383
Consumer	11	21
	$941	$591
During the years ended December 31, 2016 and 2015, interest income not recognized on non-accrual loans was minimal.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$1,047	$—	$—	$1,047	$161,567	$162,614	$—
Farmland	—	—	—	—	8,262	8,262	—
1 - 4 family residential	510	214	—	724	139,413	140,137	—
Multi-family residential	—	—	—	—	14,683	14,683	—
Commercial Real Estate	—	—	754	754	369,942	370,696	754
Commercial	1,344	438	532	2,314	289,102	291,416	81
Consumer	41	—	—	41	4,048	4,089	—
	$2,942	$652	$1,286	$4,880	$987,017	$991,897	$835

	December 31, 2015
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$3	$—	$—	$3	$126,419	$126,422	$—
Farmland	—	—	—	—	11,696	11,696	—
1 - 4 family residential	215	438	187	840	136,864	137,704	—
Multi-family residential	—	—	—	—	8,695	8,695	—
Commercial Real Estate	—	175	—	175	284,447	284,622	—
Commercial	883	81	159	1,123	245,001	246,124	83
Consumer	8	2	1	11	5,293	5,304	1
	$1,109	$696	$347	$2,152	$818,415	$820,567	$84

Loans past due 90 days and still accruing, increased from $84 as of December 31, 2015 to $835 as of December 31, 2016. These loans are also considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
Impaired loans, including purchased credit impaired loans and troubled debt restructurings, at December 31, 2016 and 2015 are summarized in the following tables.

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	164	164	—	164	—	265
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	382	382	—	382	—	440
Commercial	955	381	574	955	246	463
Consumer	92	81	11	92	4	12
Total	$1,593	$1,008	$585	$1,593	$250	$1,180

	December 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$10
Farmland	—	—	—	—	—	—
1 - 4 family residential	353	353	—	353	—	191
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	1,265	1,265	—	1,265	—	1,146
Commercial	740	390	350	740	186	533
Consumer	21	3	18	21	7	27
Total	$2,379	$2,011	$368	$2,379	$193	$1,907

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the years ended December 31, 2016 and 2015, total interest income and cash-based interest income recognized on impaired loans was minimal.

Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $822 and $1,727 as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015, the terms of certain loans were modified as TDRs as follows:

			During the year ended December 31, 2016
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial	2	175	—	—	169	—
Consumer	1	81	—	—	81	—
Total	3	$256	$—	$—	$250	$—

			During the year ended December 31, 2015
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate loans:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	1	399	—	—	—	391
Commercial	1	268	—	—	246	—
Consumer	—	—	—	—	—	—
Total	2	$667	$—	$—	$246	$391
All TDRs are measured individually for impairment. Of the three loans restructured during the year ended December 31, 2016, two are past due and one is performing as agreed to the modified terms. A specific allowance for loan losses of $38 is recorded for one of the loans as of December 31, 2016. One of the three loans is on non-accrual status as of December 31, 2016.
Of the two loans restructured during the year ended December 31, 2015, both are performing as agreed to the modified terms. A specific allowance for loan losses of $132 is recorded for one of the loans as of December 31, 2015.  One of the two loans were on non-accrual status as of December 31, 2015.

Interest income recorded during 2016 and 2015 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.
There were no loans modified as a troubled debt restructured loan for which there was a payment default during the year ended December 31, 2016 or December 31, 2015. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2016 and 2015.
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
The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of December 31, 2016 and 2015:

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$126,422	$—	$—	$—	$126,422
Farmland	11,696	—	—	—	11,696
1 - 4 family residential	136,856	—	848	—	137,704
Multi-family residential	8,695	—	—	—	8,695
Commercial Real Estate	282,404	2,043	175	—	284,622
Commercial	244,948	573	527	76	246,124
Consumer	5,282	1	21	—	5,304
Total	$816,303	$2,617	$1,571	$76	$820,567

An analysis of the allowance for loan losses for the years ended December 31, 2016 , 2015 and 2014 is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$6,772	$5,981	$5,018
Provision charged to earnings	2,050	868	1,423
Charge-offs	(333)	(140)	(510)
Recoveries	35	63	50
Net charge-offs	(298)	(77)	(460)
Balance at end of year	$8,524	$6,772	$5,981

The allowance for loan losses as a percentage of total loans was 0.86%, 0.83% and 0.99% as of December 31, 2016 , 2015 and 2014, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$246	$4	$250
Total specific reserves	—	—	—	246	4	250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

	December 31, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$186	$7	$193
Total specific reserves	—	—	—	186	7	193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

The Company’s recorded investment in loans as of December 31, 2016 and 2015 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$382	$955	$92	$1,593
Loans collectively evaluated for impairment	170,876	154,656	370,314	290,461	3,997	990,304
Total	$170,876	$154,820	$370,696	$291,416	$4,089	$991,897

	December 31, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$353	$1,265	$740	$21	$2,379
Loans collectively evaluated for impairment	138,118	146,046	283,357	245,384	5,283	818,188
Total	$138,118	$146,399	$284,622	$246,124	$5,304	$820,567
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired loans, or “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.
The carrying amount of purchased credit impaired loans as of December 31, 2016 and 2015 was minimal.

Servicing Assets
At December 31, 2016, the Company was servicing loans of approximately $32,905 and $21,659 as of December 31, 2016 and 2015. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$426	$—
Servicing asset acquired through acquisition	—	323
Increase from loan sales	365	126
Amortization charged to income	(190)	(23)
Increase in valuation allowance	—	—
Balance at end of period	$601	$426
The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2016. No servicing assets were held by the bank prior to the acquisition of IBT Bancorp, Inc. (“IBT”). Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2016 and 2015, there were no valuation allowances recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2016 and 2015.
During the fiscal year ended December 31, 2016 and 2015, the Bank sold $18,704 and $6,724 of Small Business Administration loans resulting in a gain of $1,690 and $550.
6. Bank Premises and Equipment
Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2016	2015
Building and improvements	$7,673	$7,673
Leasehold improvements	3,119	3,024
Land	6,671	6,671
Furniture, fixtures and equipment	5,106	4,498
Construction in Progress	365	—
	22,934	21,866
Less accumulated depreciation	5,521	4,417
	$17,413	$17,449
The Company recorded depreciation expense of approximately $1,111, $1,040 and $1,045 for the years ended December 31, 2016 , 2015 and 2014, respectively.

7. Non-marketable Equity Securities
Investments in non-marketable equity securities in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2016	2015
Federal Home Loan Bank of Dallas stock	$3,846	$1,270
Federal Reserve Bank of Dallas stock	3,470	2,847
Other non-marketable equity securities	50	50
	$7,366	$4,167
8. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2016
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	6.2 years	$3,459	$1,914	$1,545
Servicing asset	7.9 years	814	213	601
Other intangible assets	4.3 years	106	71	35
		$4,379	$2,198	$2,181

	December 31, 2015
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	6.7 years	$3,459	$1,517	$1,942
Servicing asset	10.1 years	449	23	426
Other intangible assets	5.3 years	107	65	42
		$4,015	$1,605	$2,410

For the years ended December 31, 2016, 2015 and 2014, amortization expense related to intangible assets of approximately $595, $378 and $306 respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2015 was as follows:

Year	Amount
2017	$493
2018	402
2019	283
2020	257
2021	208
Thereafter	538
$2,181

9. Goodwill
Changes in the carrying amount of goodwill are summarized as follows:

	December 31,
	2016	2015
Beginning of year	$26,865	$19,148
Effect of acquisitions	—	7,717
Impairment losses	—	—
End of year	$26,865	$26,865

10. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2016	2015
Noninterest-bearing demand accounts	$327,614	$301,367
Interest-bearing demand accounts	69,570	72,536
Savings accounts	11,166	9,045
Limited access money market accounts	579,950	381,646
Certificates of deposit, greater than $100	115,214	86,048
Certificates of deposit, less than $100	16,116	17,768
Total	$1,119,630	$868,410

As of December 31, 2016, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2017	$107,633
2018	17,824
2019	3,176
2020	2,298
2021	388
2022	11
Total	$131,330
The aggregate amount of demand deposit overdrafts that have been reclassified as loans was $30 and $63 as of December 31, 2016 and 2015, respectively. Brokered deposits at December 31, 2016 and 2015 totaled approximately $27,035 and $80,841, respectively.
11. Advances from the Federal Home Loan Bank
Advances from the Federal Home Loan Bank totaled $38,306 and $28,444 at December 31, 2016 and 2015, respectively. As of December 31, 2016, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.77% and mature on various dates during 2017, 2018 and 2022. The Company had the availability to borrow additional funds of approximately $369,352 as of December 31, 2016.

Contractual maturities of FHLB advances at December 31, 2016 were as follows:

2017	$10,000
2018	25,000
2019	—
2020	—
2021	—
Thereafter	3,306
Total	$38,306

12. Other Credit Extensions
As of December 31, 2016 and 2015, the Company maintained two credit facilities with commercial banks which provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $14,600. There were no borrowings against these lines as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, the Company maintained a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $197,262 and $152,235, respectively. Approximately $265,001 and $208,677 of commercial loans were pledged as collateral at December 31, 2016 and 2015, respectively. There were no borrowings against this line as of December 31, 2016 and 2015.
13. Junior Subordinated Debentures and Subordinated Notes
Junior subordinated debentures and subordinated notes in the accompanying consolidated balance sheets are as follows:

	December 31,
	2016	2015
Junior subordinated debentures(1)	$3,093	$3,093
Subordinated notes(2)	$4,942	$4,934

(1)	Trust Securities with a rate of LIBOR plus 1.85% debentures payable to Parkway National Capital Trust 1 with stated maturity of 2036.

(2)
Unsecured notes with a fixed rate of 6% payable to entities of an affiliate with stated maturity of 2023 (less discount of $15 and $17 and issuance costs of $43 and $49 as of December 31, 2016 and 2015, respectively.

Junior Subordinated Debentures
In connection with the acquisition of Fidelity Resource Company during 2011, the Company assumed $3,093 in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by Parkway National Capital Trust I (“Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common securities of the Trust. The Trust used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.
The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2016 and 2015 was 2.70% and 2.18%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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
14. Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit):
Current	$7,833	$4,492	$3,171
Deferred	(1,366)	(375)	(466)
	$6,467	$4,117	$2,705

The table below reconciles income tax expense for the years ended December 31, 2016, 2015 and 2014 computed by applying the applicable U.S. Federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Federal income tax expense rate at 35% for December 31, 2016 and 34% for December 31, 2015 and 2014	$6,656	$4,388	$2,690
Bank-owned life insurance	(216)	(208)	(118)
Non-deductible dues and memberships	59	56	50
Non-deductible meals and entertainment	49	46	43
Recognition of deferred tax asset related to non-qualified stock options (1)	—	(186)	—
Other	(81)	21	40
Total income tax expense	$6,467	$4,117	$2,705
Effective tax rate	34.0%	31.9%	34.2%

(1)	Discrete tax item.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss	$165	$166
Organizational costs	405	150
Allowance for loan losses	3,129	2,423
Deferred loan fees	19	21
Non-accrual interest	13	4
Capital loss carryforward	95	85
FHLB Borrowing	57	65
Deferred rent expenses	90	65
Restricted stock	182	88
Stock options	399	283
Accrued bonuses	437	319
Other	182	204
Total deferred tax assets	5,173	3,873
Deferred tax liabilities:
Net unrealized (loss) gain on securities available for sale	(643)	(73)
Core deposit intangibles	541	663
FHLB stock dividends	13	4
Bank premises and equipment	1,795	1,747
Total deferred tax liabilities	1,706	2,341
Net deferred tax asset	$3,467	$1,532
Included within other assets in the accompanying consolidated balance sheets as of December 31, 2016 is a current tax receivable of $91 and a net deferred tax asset of $3,467. Included in the accompanying consolidated balance sheets in as of December 31, 2015 is a current tax liability of $488 in accrued interest payable and other liabilities and a net deferred tax asset of $1,532 in other assets.
For federal income tax purposes, the Company has a net operating loss carry-forward of approximately $472 that will expire beginning in 2030.
15. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Operating Leases
The Company leases several of its banking facilities under operating leases expiring in various years through 2022. Minimum future rental payments under these non-cancelable operating leases as of December 31, 2016 for each of the next five years and in the aggregate are:

Year End December 31,	Amount
2017	$1,405
2018	1,265
2019	1,133
2020	1,061
2021	996
Thereafter	530
Total	$6,390
The Company acquired an executed sublease for a portion the rentable space at one of the acquired IBT branch locations which expires in February 2018. The total of minimum sublease rentals to be received in the future under this non-cancelable sublease is approximately $62.
Rental expense was approximately $1,432, $1,399 and $1,468 for the years ended December 31, 2016, 2015 and 2014, respectively. Rental income was approximately $58 and $30 for the years ended December 31, 2016 and 2015. There was no rental income for the year ended December 31, 2014.
Certain of the operating leases above provide for renewal options at their fair value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
16. Other Non-interest Expense
Significant components of the Company’s other non-interest expense are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Business development	$226	$205	$192
Office and postage	308	341	240
Insurance	155	139	92
Security	202	136	115
Travel	45	45	41
Training	91	47	45
Other	813	593	331
Total	$1,840	$1,506	$1,056

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
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2016
Investment securities available for sale	$—	$102,559	$—	$102,559
As of December 31, 2015
Investment securities available for sale	$—	$75,813	$—	$75,813

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2016 and 2015.
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
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2016
Assets:
Impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$—	$—
As of December 31, 2015
Assets:
Impaired loans	$—	$—	$2,379	$2,379
Other real estate owned	$—	$—	$—	$—
At December 31, 2016, impaired loans had a carrying value of $1,593 with $250 specific allowance for loan loss allocated. At December 31, 2015, impaired loans had a carrying value of $2,379, with $193 specific allowance for loan loss allocated.
The Company records other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

For Level 3 financial assets measured at fair value as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,593	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%

December 31, 2015
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,379	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%
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
The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of December 31, 2016 and 2015 were as follows:

	December 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$234,791	$234,791	$71,551	$71,551
Investment securities	102,559	102,559	75,813	75,813
Loans held for sale	5,208	5,208	2,831	2,831
Accrued interest receivable	2,907	2,907	2,216	2,216
Bank-owned life insurance	20,077	20,077	19,459	19,459
Servicing asset	601	601	426	426
Non-marketable equity securities	7,366	7,366	4,167	4,167
Level 3 inputs:
Loans, net	983,318	987,021	813,733	811,455
Financial liabilities:
Level 2 inputs:
Deposits	1,119,630	$1,085,888	$868,410	$844,966
Advances from FHLB	38,306	38,570	28,444	28,826
Accrued interest payable	141	141	108	108
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,942	4,942	4,983	4,983

18. Financial Instruments with Off-Balance Sheet Risk
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

The following table sets forth the approximate amounts of these financial instruments as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Commitments to extend credit	$236,919	$236,678
Standby and commercial letters of credit	6,933	1,950
	$243,852	$238,628
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
19. Employee Benefits

Defined contribution plan

The Company maintains a retirement savings 401(k) profit sharing plan (Plan) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the years ending December 31, 2016 and 2015.

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

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. As of December 31, 2016 and 2015, the company received a $109 debt payment from the ESOP and released 9,210 and 8,942 shares from collateral.  The released shares were allocated to employee accounts. The shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets.

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2016, 2015 and 2014 was approximately $204, $154 and $150, respectively.

The following is a summary of the ESOP shares as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Allocated shares	44,257	35,047
Unearned shares	18,783	27,993
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$502	$454
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
The Board authorized that the 2010 Incentive Plan provide for the award of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are performance-based stock options. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based on 5 years of continuous service and have 10-year contractual terms for non-controlling participants as defined by the 2010 Incentive Plan, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms can vary for controlling participants as defined by the 2010 Incentive Plan. Restricted share awards generally vest after 4 years of continuous service. The terms of the 2010 Incentive Plan include a provision whereby all unearned non-performance options and restricted shares become immediately exercisable and fully vested upon a change in control.
With the adoption of the 2014 Omnibus Plan, which is discussed below, the Company does not plan to award any additional grants or options under the 2010 Incentive Plan.
During the years ending December 31, 2016 and 2015, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 incentive plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2016, 2015 and 2014, approximately $125, $224 and $329 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.

A summary of option activity under the 2010 Incentive Plan at December 31, 2016 and 2015, and changes during the years then ended is presented below:

	2016
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	5.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Cancelled during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	325,500	$10.15	4.56 years
Options exercisable at end of period	306,000	$10.09	4.44 years
Weighted average fair value of options granted during the period		$—

	2015
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	352,500	$10.14	6.58 years
Granted during the period	—	—
Forfeited during the period	(6,000)	10.00
Cancelled	—	—
Exercised during the period	(21,000)	10.00
Outstanding at the end of period	325,500	$10.15	5.56 years
Options exercisable at end of period	238,500	$10.08	5.41 years
Weighted average fair value of options granted during the period		$—
As of December 31, 2016 and 2015, the aggregate intrinsic value was $5,390 and $1,971, respectively, for outstanding non-performance-based stock options and $5,086 and $1,462, respectively, for exercisable non-performance-based stock options.
As of December 31, 2016 and 2015, there was approximately $21 and $51, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense as of December 31, 2016 is expected to be recognized over the remaining weighted average requisite service period of 1.43 years.

A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of December 31, 2016 and 2015, and changes during the years then ended is as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	39,750	$11.34	62,250	$10.86
Granted during the period	—	—	—	—
Vested during the period	(12,000)	10.00	(20,000)	10.00
Forfeited during the period	—	—	(2,500)	10.17
Nonvested at December 31,	27,750	$11.92	39,750	$11.34
As of December 31, 2016 and 2015, there was $90 and $174,  respectively, of total unrecognized compensation expense related to non-vested restricted stock units. The compensation expense as of December 31, 2016 is expected to be recognized over the remaining weighted average requisite service period of 1.19 years.
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

During the year ended December 31, 2016, the Company awarded 25,060 non-performance restricted stock units, 34,190 performance based restricted, and 76,286 non-performance-based stock options under the 2014 Omnibus Plan. During the year ended December 31, 2015, the Company awarded 8,000 non-performance based restricted stock units, 25,474 performance based restricted stock units, and 52,080 non-performance-based stock options under the 2014 Omnibus Plan.

The non-performance options generally vest equally over three years from the date of grant. The performance-based restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three year period from the grant date. The non-performance restricted stock units fully vest over the requisite service period generally ranging from one to five years.

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the year ended December 31, 2016, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $224 and $633 for options and restricted stock units, respectively.

For the year ended December 31, 2015 and 2014, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $83 and $0 for options and $326 and $126 for restricted stock units, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

For the Year Ended December 31,
	2016	2015
Dividend yield	—%	—
Expected life	5.0 to 6.5 years	6.0 to 6.5 years
Expected volatility	33.37% to 37.55%	37.00% to 37.55%
Risk-free interest rate	1.06% to 2.01%	1.76% to 1.81%

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

A summary of the status of the Company’s options under the 2014 Omnibus Plan as of December 31, 2016, and changes during the year then ended, is as follows:

	2016			2015
	Nonperformance-based stock options			Nonperformance-based stock options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	52,080	$14.35	9.12 years	—	$—	—
Granted during the period	76,286	15.98		52,080	14.35
Forfeited during the period	—	—		—	—
Cancelled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	128,366	$15.32	8.69 years	52,080	$14.35	9.12 years
Options exercisable at end of period	16,293	$14.28	8.08 years	—	$—	—
Weighted average fair value of options granted during the period		$6.04			$5.57

As of December 31, 2016 and 2015,  the aggregate intrinsic value was $1,462 and $97 for outstanding stock options under the 2014 Omnibus Plan. As of December 31, 2016 the aggregate intrinsic value was $203 for exercisable stock options outstanding under the Omnibus Plan, and there were no exercisable stock options outstanding under the 2014 Omnibus Plan as of December 31, 2015.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2016 and 2015, and changes during the year then ended is as follows:

	2016		2015
	Non-performance Based		Non-performance Based
	Restricted Stock Units		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	70,919	$13.29	82,903	$13.00
Granted during the year	25,060	15.83	8,000	15.58
Vested during the year	(28,023)	14.35	(16,451)	13.00
Forfeited during the year	—	—	(3,533)	13.00
Nonvested at December 31,	67,956	$13.79	70,919	$13.29

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2016 and 2015, and changes during the year then ended is as follows:

	2016		2015
	Performance Based		Performance Based
	Restricted Stock Units		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	25,474	$9.45	—	$—
Granted during the year	34,190	9.52	25,474	9.45
Vested during the year	(8,467)	14.17	—	—
Forfeited during the year	—	—	—	—
Nonvested at December 31,	51,197	$8.72	25,474	9.45
As of December 31, 2016 and 2015 there was $1,089 and $979 of total unrecognized compensation expense related to restricted stock units awarded under the 2014 Omnibus Plan, respectively. As of December 31, 2016 and 2015 there was $425 and $187 of total unrecognized compensation expense related to stock options awarded under the 2014 Omnibus Plan, respectively.
The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service period of 2.25 and 2.61 years, respectively.
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
22. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amounts of such loans were approximately $27,296 and $8,371 as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, new advances of approximately $23,469 were made with approximately $4,586 principal payments received. During the year ended December 31, 2015, new advances of approximately $6,100 were made with approximately $9,082 principal payments received. There were $9,951 and $3,425 in unfunded commitments to related parties as of December 31, 2016 and 2015, respectively.
Deposits received from related parties as of December 31, 2016 and 2015 totaled approximately $25,994 and $29,892, respectively.
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
The SBLF Preferred Stock qualified as Tier 1 capital and paid non-cumulative dividends quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the SBLF Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QBSL over the baseline level calculated under the terms of the SBLF Purchase Agreement, the dividend rate for the initial dividend period for the Company was set at 1.00%. For the tenth calendar quarter through 4.5 years after issuance, the dividend rate will be fixed and as of December 22, 2015 was set at 1.00% based upon the increase in QBSL as compared to the baseline.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and December 31, 2015 that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2016 and December 31, 2015, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2016 that management believes have changed the Company’s category.
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2016
Total capital (to risk-weighted assets)
Company	$228,566	22.02%	≥	$83,039	≥	8.0%	≥	n/a	≥	n/a
Bank	$130,237	12.55%	≥	$83,020	≥	8.0%	≥	$103,775	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$215,057	20.72%	≥	$62,275	≥	6.0%	≥	n/a	≥	n/a
Bank	$121,713	11.73%	≥	$62,257	≥	6.0%	≥	$83,010	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$211,964	20.42%	≥	$46,711	≥	4.5%	≥	n/a	≥	n/a
Bank	$121,713	11.73%	≥	$46,693	≥	4.5%	≥	$67,445	≥	6.5%
Tier 1 capital (to average assets)
Company	$215,057	16.82%	≥	$51,143	≥	4.0%	≥	n/a	≥	n/a
Bank	$121,713	9.52%	≥	$51,140	≥	4.0%	≥	$63,925	≥	5.0%
As of December 31, 2015
Total capital (to risk-weighted assets)
Company	$119,208	14.25%	≥	$66,924	≥	8.0%	≥	n/a	≥	n/a
Bank	$104,427	12.49%	≥	$66,887	≥	8.0%	≥	$83,608	≥	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$107,453	12.85%	≥	$50,173	≥	6.0%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$50,165	≥	6.0%	≥	$66,887	≥	8.0%
Common equity tier 1 to risk-weighted assets
Company	$104,360	12.48%	≥	$37,630	≥	4.5%	≥	n/a	≥	n/a
Bank	$97,655	11.68%	≥	$37,624	≥	4.5%	≥	$54,346	≥	6.5%
Tier 1 capital (to average assets)
Company	$107,453	10.75%	≥	$39,983	≥	4.0%	≥	n/a	≥	n/a
Bank	$97,655	9.78%	≥	$39,941	≥	4.0%	≥	$49,926	≥	5.0%

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

Pending Merger with Sovereign Bancshares, Inc.
On December 14, 2016, the Company entered into a definitive agreement to merge with Dallas-based Sovereign Bancshares, Inc. and its wholly-owned subsidiary Sovereign Bank. As of December 31, 2016, Sovereign reported, on a consolidated basis, total assets of $1.1 billion and total deposits of $857.3 million. Upon the completion of the proposed merger with Sovereign, the Company expects to acquire Sovereign’s seven additional branches in the Dallas-Forth Worth metroplex, two branches in the Austin, Texas metropolitan area and one branch in the Houston, Texas metropolitan area. Under the terms of the merger agreement, the Company will issue 5,117,647 shares of its common stock and will pay approximately $58.0 million in cash to existing shareholders of Sovereign Bancshares, subject to certain conditions and potential adjustments as described in the merger agreement. In connection with the transaction, two representatives of Sovereign Bancshares’ board of directors will join the Company’s board of directors. The merger agreement contains customary representations and warranties and covenants by the Company and Sovereign Bancshares. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger agreement by the shareholders of Sovereign Bancshares and the issuance of shares by the shareholders of Veritex Holdings. The transaction is expected to close during the second quarter of 2017.
26. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheet

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$98,366	$14,512
Investment in subsidiaries	148,921	125,435
Other assets	438	283
Total assets	$247,725	$140,230
Liabilities and Stockholders’ Equity
Other liabilities	$602	$157
Other borrowings	8,035	8,027
Total liabilities	8,637	8,184
Stockholders’ equity
Preferred stock	—	—
Common stock	152	107
Additional paid-in capital	211,173	115,721
Retained earnings	29,290	16,739
Unallocated employee stock ownership plan shares	(209)	(309)
Accumulated other comprehensive income	(1,248)	(142)
Treasury stock	(70)	(70)
Total stockholders’ equity	239,088	132,046
Total liabilities and stockholders’ equity	$247,725	$140,230
Statements of Income

	Year Ended December 31,
	2016	2015	2014
Interest income:
Other	$2	$2	$2
Interest expense:
Interest on borrowings	388	376	379
Net interest expense	(386)	(374)	(377)
Noninterest expense:
Salaries and employee benefits	161	161	162
Professional fees	828	799	212
Other	1	2	17
Total noninterest expense	990	962	391
Loss before income tax benefit and equity in undistributed income of subsidiaries	(1,376)	(1,336)	(768)
Income tax benefit	(480)	(454)	(256)
Income before equity in undistributed income of subsidiaries	(896)	(882)	(512)
Equity in undistributed income of bank	13,447	9,672	5,717
Net income	$12,551	$8,790	$5,205

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$12,551	$8,790	$5,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of debt costs	8	2	2
Equity in undistributed net income of Bank	(13,447)	(9,672)	(5,717)
Decrease in other assets	(155)	9	68
Decrease in other liabilities	270	(144)	(444)
Net cash used in operating activities	(773)	(1,015)	(886)
Cash flows from investing activities:
Net cash paid in acquisition	—	(3,841)	—
Capital investment in subsidiary	(10,000)	—	(15,000)
Net cash used in investing activities	(10,000)	(3,841)	(15,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net offering costs of $489 for December 31, 2016 and $4,574 for December 31, 2014	94,518	—	35,791
Proceeds from the issuance of common stock, net offering costs of $61 for the year ended December 31, 2014	—	—	5,438
Proceeds from exercise of employee stock options	—	210	—
Redemption of SBLF preferred stock series C	—	(8,000)	—
Proceeds from payments on ESOP loan	109	109	118
Offering costs paid in connection with acquisition	—	(252)	—
Dividends paid on preferred stock	—	(98)	(80)
Net cash provided by financing activities	94,627	(8,031)	41,267
Net increase in cash and cash equivalents	83,854	(12,887)	25,381
Cash and cash equivalents at beginning of year	14,512	27,399	2,018
Cash and cash equivalents at end of year	$98,366	$14,512	$27,399