Form 10-Q
period 2017-03-31
Veritex Holdings, Inc.
filed 2017-04-27
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 26, 2017, there were 15,229,436 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2017 and December 31, 2016
(Dollars in thousands, except par value information)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$23,021	$15,631
Interest bearing deposits in other banks	262,714	219,160
Total cash and cash equivalents	285,735	234,791
Investment securities	138,698	102,559
Loans held for sale	1,925	5,208
Loans, net of allowance for loan losses of $8,816 and $8,524, respectively	1,012,106	983,318
Accrued interest receivable	2,845	2,907
Bank-owned life insurance	20,224	20,077
Bank premises, furniture and equipment, net	17,521	17,413
Non-marketable equity securities	7,375	7,366
Investment in unconsolidated subsidiary	93	93
Other real estate owned	998	662
Intangible assets, net of accumulated amortization of $2,355 and $2,198, respectively	2,161	2,181
Goodwill	26,865	26,865
Other assets	5,469	5,067
Total assets	$1,522,015	$1,408,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$338,226	$327,614
Interest-bearing	883,470	792,016
Total deposits	1,221,696	1,119,630
Accounts payable and accrued expenses	1,631	2,914
Accrued interest payable and other liabilities	9,655	534
Advances from Federal Home Loan Bank	38,271	38,306
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,944	4,942
Total liabilities	1,279,290	1,169,419
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2017 and December 31, 2016; 15,229,436 and 15,195,328 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (excluding 10,000 shares held in treasury)	152	152
Additional paid-in capital	211,512	211,173
Retained earnings	32,388	29,290
Unallocated Employee Stock Ownership Plan shares; 18,783 and 18,783 shares at March 31, 2017 and December 31, 2016, respectively	(209)	(209)
Accumulated other comprehensive income (loss)	(1,048)	(1,248)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	242,725	239,088
Total liabilities and stockholders’ equity	$1,522,015	$1,408,507
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$11,883	$10,355
Interest on investment securities	575	335
Interest on deposits in other banks	610	92
Interest on other	1	1
Total interest income	13,069	10,783
Interest expense:
Interest on deposit accounts	1,647	935
Interest on borrowings	169	158
Total interest expense	1,816	1,093
Net interest income	11,253	9,690
Provision for loan losses	890	845
Net interest income after provision for loan losses	10,363	8,845
Noninterest income:
Service charges and fees on deposit accounts	509	434
Gain on sales of investment securities	—	15
Gain on sales of loans	747	662
Bank-owned life insurance	187	193
Other	92	69
Total noninterest income	1,535	1,373
Noninterest expense:
Salaries and employee benefits	3,908	3,174
Occupancy and equipment	1,011	901
Professional fees	798	573
Data processing and software expense	360	284
FDIC assessment fees	258	137
Marketing	244	200
Other assets owned expenses and write-downs	25	75
Amortization of intangibles	95	95
Telephone and communications	102	97
Other	649	439
Total noninterest expense	7,450	5,975
Net income from operations	4,448	4,243
Income tax expense	1,350	1,430
Net income	$3,098	$2,813
Basic earnings per share	$0.20	$0.26
Diluted earnings per share	$0.20	$0.26

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$3,098	$2,813
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period, net	304	359
Reclassification adjustment for net gains included in net income	—	15
Other comprehensive income before tax	304	344
Income tax expense	104	117
Other comprehensive income, net of tax	200	227
Comprehensive income	$3,298	$3,040

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net 7,103 shares withheld to cover tax withholdings	34,108	—	(41)	—	—	—	—	(41)
Deferred Offering Costs			(16)					(16)
Stock based compensation	—	—	396	—	—	—	—	396
Net income	—	—	—	3,098	—	—	—	3,098
Other comprehensive income	—	—	—	—	200	—	—	200
Balance at March 31, 2017	15,229,436	$152	$211,512	$32,388	$(1,048)	$(209)	$(70)	$242,725

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2015	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 4,171 shares withheld to cover tax withholdings	11,606	—	(68)	—	—	—	—	(68)
Stock based compensation	—	—	223	—	—	—	—	223
Net income	—	—	—	2,813	—	—	—	2,813
Other comprehensive income	—	—	—	—	227	—	—	227
Balance at March 31, 2016	10,724,078	$107	$115,876	$19,552	$85	$(309)	$(70)	$135,241
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,098	$2,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	446	394
Provision for loan losses	890	845
Accretion of loan purchase discount	(55)	(84)
Stock-based compensation expense	396	223
Excess tax benefit from stock compensation	(172)	—
Net amortization of premiums on investment securities	304	189
Change in cash surrender value of bank-owned life insurance	(147)	(155)
Net gain on sales of investment securities	—	(15)
Gain on sales of loans held for sale	(237)	(437)
Gain on sales of SBA loans	(510)	(225)
Amortization of subordinated note discount	2	—
Net originations of loans held for sale	(7,875)	(10,562)
Write down on foreclosed assets	—	64
Proceeds from sales of loans held for sale	11,395	10,010
Increase in accrued interest receivable and other assets	(409)	(446)
Increase (decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	7,838	(45)
Net cash provided by operating activities	14,964	2,569
Cash flows from investing activities:
Purchases of securities available for sale	(40,355)	(18,228)
Sales of securities available for sale	—	8,378
Proceeds from maturities, calls and pay downs of investment securities	4,216	6,686
Purchases of non-marketable equity securities, net	(9)	(1,374)
Net loans originated	(38,008)	(67,818)
Proceeds from sale of SBA loans	8,559	3,146
Net additions to bank premises and equipment	(397)	(73)
Net cash used in investing activities	(65,994)	(69,283)
Cash flows from financing activities:
Net change in deposits	102,066	77,648
Net (decrease) increase in advances from Federal Home Loan Bank	(35)	9,966
Costs from issuance of stock related to stock-based awards	(41)	(68)
Offering costs paid in connection with acquisition	(16)	—
Net cash provided by financing activities	101,974	87,546
Net increase in cash and cash equivalents	50,944	20,832
Cash and cash equivalents at beginning of year	234,791	71,551
Cash and cash equivalents at end of year	$285,735	$92,383
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
Veritex through its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates eleven branches and one mortgage office located throughout the greater Dallas, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at March 31, 2017 and December 31, 2016, condensed consolidated results of operations for the three months ended March 31, 2017 and 2016, condensed consolidated stockholders’ equity for the three months ended March 31, 2017 and 2016 and condensed consolidated cash flows for the three months ended March 31, 2017 and 2016.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 10, 2017.

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

Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Earnings (numerator)
Net income	$3,098	$2,813
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	15,200	10,694
Dilutive effect of employee stock-based awards	432	270
Adjusted weighted average shares outstanding	15,632	10,964
Earnings per share:
Basic	$0.20	$0.26
Diluted	$0.20	$0.26

For the three months ended March 31, 2017 there were no exclusions from the diluted EPS weighted average shares and for the three months ended March 31, 2016 there were 111,882 shares excluded from the diluted EPS.

Recent Accounting Pronouncements
ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For pubic companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01") is intended to clarify the definition of a business with the objection of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. In addition, the amendments in this update provide a detailed framework to assist entities in evaluating whether a set of assets and activities constitutes a business as well as clarify the definition of the term output so the term is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods.
ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

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

ASU 2016-09 “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.

Effective January 1, 2017, the Company adopted ASU 2016-09. For the three months ended March 31, 2017, the Company recognized an excess income tax benefit of $172 that reduced the income tax provision and increased net income on the condensed consolidated statements of income. The Company prospectively applied the guidance for the presentation of excess tax benefits as an operating cash flow and included the $172 excess income tax benefit as an operating activity on the condensed consolidated statement of cash flows for the three months ended March 31, 2017. In addition, the Company retrospectively applied the guidance for the presentation of the cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016. Finally, the Company elected to account for forfeitures as they occur.
ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. This update will be effective for the Company on January 1, 2018. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
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

2. Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,834	$1,106
Cash paid for income taxes	—	2,025
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$336	$114
3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$692	$—	$34	$658
Corporate securities	7,500	—	—	$7,500
Municipal securities	15,008	14	371	14,651
Mortgage-backed securities	69,341	82	757	68,666
Collateralized mortgage obligations	47,018	35	566	46,487
Asset-backed securities	726	10	—	736
	$140,285	$141	$1,728	$138,698

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
	$104,450	$128	$2,019	$102,559

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$658	$34	$658	$34
Municipal securities	10,524	352	518	19	11,042	371
Mortgage-backed securities	51,477	700	5,756	58	57,233	758
Collateralized mortgage obligations	35,847	539	1,547	26	37,394	565
	$97,848	$1,591	$8,479	$137	$106,327	$1,728

	December 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$696	$36	$696	$36
Municipal securities	12,060	478	518	22	12,578	500
Mortgage-backed securities	37,274	802	6,848	69	44,122	871
Collateralized mortgage obligations	29,618	584	1,618	28	31,236	612
	$78,952	$1,864	$9,680	$155	$88,632	$2,019

The number of investment positions in an unrealized loss position totaled 79 and 72 at March 31, 2017 and December 31, 2016, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2017. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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

	March 31, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	3,957	3,951
Due from five years to ten years	4,526	4,334
Due after ten years	14,717	14,524
	23,200	22,809
Mortgage-backed securities	69,341	68,666
Collateralized mortgage obligations	47,018	46,487
Asset-backed securities	726	736
	$140,285	$138,698

	December 31, 2016
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	4,009	3,974
Due from five years to ten years	3,522	3,346
Due after ten years	7,741	7,418
	15,272	14,738
Mortgage-backed securities	49,907	49,119
Collateralized mortgage obligations	38,507	37,927
Asset-backed securities	764	775
	$104,450	$102,559

Proceeds from sales of investment securities available for sale and gross gains and losses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$8,378
Gross realized gains	—	43
Gross realized losses	—	40

There were no gross gains from calls of investment securities included in gain on sale of investment securities in the accompanying condensed consolidated statements for the three months ended March 31, 2017 and $12 gross gains for the three months ended March 31, 2016.

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of March 31, 2017 and December 31, 2016.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2017	December 31, 2016
Real estate:
Construction and land	$151,616	$162,614
Farmland	7,995	8,262
1 - 4 family residential	136,422	140,137
Multi-family residential	21,146	14,683
Commercial Real Estate	379,553	370,696
Commercial	320,245	291,416
Consumer	3,993	4,089
	1,020,970	991,897
Deferred loan fees	(48)	(55)
Allowance for loan losses	(8,816)	(8,524)
	$1,012,106	$983,318
Included in the net loan portfolio as of March 31, 2017 and December 31, 2016 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $509 and $566, respectively. The discount is being accreted into income using the interest method over the life of the loans.
The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of March 31, 2017 and December 31, 2016.
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
Non-accrual loans aggregated by class of loans, as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	65	—
Multi-family residential	—	—
Commercial Real Estate	771	—
Commercial	839	930
Consumer	11	11
	$1,686	$941
During the three months ended March 31, 2017 and 2016, interest income not recognized on non-accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$358	$—	$—	$358	$151,258	$151,616	$—
Farmland	—	—	—	—	7,995	7,995	—
1 - 4 family residential	243	10	277	530	135,892	136,422	212
Multi-family residential	—	—	—	—	21,146	21,146	—
Commercial Real Estate	—	—	771	771	378,782	379,553	—
Commercial	260	—	825	1,085	319,160	320,245	—
Consumer	—	—	—	—	3,993	3,993	—
	$861	$10	$1,873	$2,744	$1,018,226	$1,020,970	$212

	December 31, 2016
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$1,047	$—	$—	$1,047	$161,567	$162,614	$—
Farmland	—	—	—	—	8,262	8,262	—
1 - 4 family residential	510	214	—	724	139,413	140,137	—
Multi-family residential	—	—	—	—	14,683	14,683	—
Commercial Real Estate	—	—	754	754	369,942	370,696	754
Commercial	1,344	438	532	2,314	289,102	291,416	81
Consumer	41	—	—	41	4,048	4,089	—
	$2,942	$652	$1,286	$4,880	$987,017	$991,897	$835

Loans past due 90 days and still accruing, decreased from $835 as of December 31, 2016 to $212 as of March 31, 2017. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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

Impaired loans, including purchased credit impaired loans and TDRs, at March 31, 2017 and December 31, 2016 are summarized in the following tables.

	March 31, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	228	228	—	228	—	228
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	1,151	1,151	—	1,151	—	1,152
Commercial	854	554	300	854	133	1,018
Consumer	91	81	10	91	3	89
Total	$2,324	$2,014	$310	$2,324	$136	$2,487

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	164	164	—	164	—	265
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	382	382	—	382	—	440
Commercial	955	381	574	955	246	463
Consumer	92	81	11	92	4	12
Total	$1,593	$1,008	$585	$1,593	$250	$1,180
Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
During the three months ended March 31, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $663 and $822 as of March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017 and 2016 no loans were modified as TDRs.
There were no loans modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the three months ended March 31, 2017 and 2016. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three months ended March 31, 2017 and 2016 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.

The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2017 or December 31, 2016.
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
The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$151,616	$—	$—	$—	$151,616
Farmland	7,995	—	—	—	7,995
1 - 4 family residential	136,145	—	277	—	136,422
Multi-family residential	21,146	—	—	—	21,146
Commercial Real Estate	377,027	1,259	1,267	—	379,553
Commercial	318,087	1,160	882	116	320,245
Consumer	3,976	—	17	—	3,993
Total	$1,015,992	$2,419	$2,443	$116	$1,020,970

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897
An analysis of the allowance for loan losses for the three months ended March 31, 2017 and 2016 and year ended December 31, 2016 is as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016
Balance at beginning of year	$8,524	$6,772	$6,772
Provision charged to earnings	890	2,050	845
Charge-offs	(603)	(333)	(249)
Recoveries	5	35	4
Net charge-offs	(598)	(298)	(245)
Balance at end of year	$8,816	$8,524	$7,372
The allowance for loan losses as a percentage of total loans was 0.86%,  0.86% and 0.83% as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Three Months Ended March 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(114)	38	28	939	(1)	890
Charge-offs	—	—	—	(603)	—	(603)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	—	—	(598)	—	(598)
Balance at end of period	$1,301	$1,154	$3,031	$3,296	$34	$8,816
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$133	$3	$136
Total specific reserves	—	—	—	133	3	136
General reserves	1,301	1,154	3,031	3,163	31	8,680
Total	$1,301	$1,154	$3,031	$3,296	$34	$8,816

	For the Year Ended December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$246	$4	$250
Total specific reserves	—	—	—	246	4	250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

	For the Three Months Ended March 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	191	2	296	351	5	845
Charge-offs	—	—	—	(240)	(9)	(249)
Recoveries	—	—	—	4	—	4
Net charge-offs (recoveries)	—	—	—	(236)	(9)	(245)
Balance at end of year	$1,295	$1,126	$2,485	$2,439	$27	$7,372
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$42	$6	$48
Total specific reserves	—	—	—	42	6	48
General reserves	1,295	1,126	2,485	2,397	21	7,324
Total	$1,295	$1,126	$2,485	$2,439	$27	$7,372
The Company’s recorded investment in loans as of March 31, 2017 and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$228	$1,151	$854	$91	$2,324
Loans collectively evaluated for impairment	159,611	157,340	378,402	319,391	3,902	1,018,646
Total	$159,611	$157,568	$379,553	$320,245	$3,993	$1,020,970

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$382	$955	$92	$1,593
Loans collectively evaluated for impairment	170,876	154,656	370,314	290,461	3,997	990,304
Total	$170,876	$154,820	$370,696	$291,416	$4,089	$991,897
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired, or “PCI” loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.
Servicing Assets
At March 31, 2017, the Company was servicing loans of approximately $38,671. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of year	$601	$426
Increase from loan sales	137	57
Amortization charged to income	(56)	(19)
Balance at end of period	$682	$464
The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2017, December 31, 2016, and March 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At March 31, 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2017 and December 31, 2016.
5. Income Taxes
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 34.2% and 34.1% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 30.4% and 33.7%, respectively, for three months ended March 31, 2017 and 2016. The Company’s provision was impacted by a net discrete tax benefit of $172 associated with the recognition of excess tax benefit realized on share-based payment awards for the three months ended March 31, 2017 and a net discrete tax benefit of $16 for the three months ended March 31, 2016.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying condensed consolidated balance sheet as of March 31, 2017 is a current tax liability of approximately $1,431 in accrued interest payable and other liabilities and a net deferred tax asset of approximately $3,536 in other assets. Included in the accompanying condensed consolidated balance sheets as of December 31, 2016 is a current tax receivable of $91 and a net deferred tax asset of $3,467 in other assets.

6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Operating Leases
The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $433 and $341 for the three months ended March 31, 2017 and 2016, respectively.

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
Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.
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
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2017
Investment securities available for sale	$—	$138,698	$—	$138,698
As of December 31, 2016
Investment securities available for sale	$—	$102,559	$—	$102,559
There were no liabilities measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2017 and 2016.
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

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2017
Assets:
Impaired loans	$—	$—	$2,188	$2,188
Other real estate owned	$—	$—	$336	$336
As of December 31, 2016
Assets:
Impaired loans	$—	$—	$1,343	$1,343
Other real estate owned	$—	$—	$—	$—
At March 31, 2017, impaired loans had a carrying value of $2,324, with $136 specific allowance for loan loss allocated.
At December 31, 2016, impaired loans had a carrying value of $1,593, with $250 specific allowance for loan loss allocated.
The Company records other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate. Other real estate owned properties recorded at fair value were approximately $336 at March 31, 2017. There were no other real estate properties recorded at fair value at December 31, 2016, respectively.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2017 or December 31, 2016.
For Level 3 financial assets measured at fair value as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,188	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$336	Collateral Method	Adjustments for selling costs	8%

December 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,343	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$—	Collateral Method	Adjustments for selling costs	8%
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
Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2017 and December 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At March 31, 2017 and December 31, 2016 no valuation allowance was recorded.
Bank-owned life insurance: The carrying amounts of bank-owned life insurance approximate their fair value.
Non-marketable equity securities: The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.
Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2017 and December 31, 2016 were as follows:

	March 31,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$285,735	$285,735	$234,791	$234,791
Level 2 inputs:
Investment securities	138,698	138,698	102,559	102,559
Loans held for sale	1,925	1,925	5,208	5,208
Accrued interest receivable	2,845	2,845	2,907	2,907
Bank-owned life insurance	20,224	20,224	20,077	20,077
Servicing asset	682	682	601	601
Non-marketable equity securities	7,375	7,375	7,366	7,366
Level 3 inputs:
Loans, net	1,012,106	1,017,455	983,318	987,021
Financial liabilities:
Level 2 inputs:
Deposits	$1,221,696	$1,175,269	$1,119,630	$1,085,888
Advances from FHLB	38,271	38,584	38,306	38,570
Accrued interest payable	123	123	141	141
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,944	4,944	4,942	4,942

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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Commitments to extend credit	$244,527	$236,919
Standby and commercial letters of credit	5,926	6,933
	$250,453	$243,852
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
9. Employee Benefits

Defined Contribution Plan
The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the three months ended March 31, 2017 and 2016.
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
In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the Company’s common stock. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the condensed consolidated balance sheets.
Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 was approximately $57 and $41, respectively.
The following is a summary of ESOP shares as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Allocated shares	44,257	44,257
Unearned shares	18,783	18,783
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$528	$502

10. Stock and Incentive Plan
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
During the three months ended March 31, 2017 and 2016, the Company did not award any restricted stock units, non-performance-based stock options or performance-based stock options under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three months ended March 31, 2017 and 2016, approximately $22 and $29 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying condensed consolidated statements of income.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2017 and 2016, and changes during the period then ended is presented below:

	For the Three Months Ended March 31, 2017
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	4.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Canceled during the period	—	—
Exercised during the period	(15,000)	10.00
Outstanding at the end of period	310,500	$10.16	4.34 years
Options exercisable at end of period	294,000	$10.10	4.23 years
Weighted average fair value of options granted during the period		$—

	For the Three Months Ended March 31, 2016
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	352,500	$10.15	5.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	352,500	$10.15	5.31 years
Options exercisable at end of period	294,500	$10.07	5.14 years
Weighted average fair value of options granted during the period		$—
As of March 31, 2017, December 31, 2016 and March 31, 2016, the aggregate intrinsic value was $5,577, $5,390 and $1,426, respectively, for outstanding non-performance-based stock options, $5,298,  $5,086 and $1,313, respectively, for exercisable non-performance-based stock options.
As of March 31, 2017, December 31, 2016 and March 31, 2016, there was approximately $18, $21 and $43, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense at March 31, 2017 is expected to be recognized over the remaining weighted average requisite service period of 1.30 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of March 31, 2017 and 2016, and changes during the three months then ended is as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	27,750	$11.92	39,750	$11.34
Granted during the period	—	—	—	—
Vested during the period	(1,000)	10.85	(5,000)	10.00
Forfeited during the period	—	—	—	—
Nonvested at March 31,	26,750	$11.96	34,750	$11.53
As of March 31, 2017, December 31, 2016 and March 31, 2016, there was $71,  $90, and $153, respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The unamortized compensation expense as of March 31, 2017 is expected to be recognized over the remaining weighted average requisite service period of 0.99 years.
2014 Omnibus Plan
In September of 2014, the Company adopted an omnibus incentive plan or the 2014 Omnibus Plan (the “2014 Omnibus Plan”). The purpose of the 2014 Omnibus Plan is to align the long-term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company’s long-term performance and growth. To accomplish these goals, the 2014 Omnibus Plan permits the issuance of stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash-based awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the 2014 Omnibus Plan is 1,000,000.

During the three months ended March 31, 2017 , the Company awarded 22,500 non-performance restricted stock units, 25,522 performanced based restricted, and 55,440 non-performance-based stock options under the 2014 Omnibus Plan. During the three months ended March 31, 2016, the Company awarded 20,740 non-performance based restricted stock units, and 34,190 market condition restricted stock units, and 71,286 non-performance-based stock options under the 2014 Omnibus Plan.

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

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three months ended March 31, 2017, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $97 and $278 for options and restricted stock units, respectively.
For the three months ended March 31, 2016, compensation expense for awards granted under the 2014 Omnibus Plan was approximately $51 and $144 for options and restricted stock units, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	For the Three Months Ended March 31,
	2017	2016
Dividend yield	0.00%	0.00%
Expected life	5.0 to 7.5 years	5.0 to 6.5 years
Expected volatility	32.82% to 37.55%	35.23% to 37.55%
Risk-free interest rate	1.06% to 2.32%	1.26% to 2.01%
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
A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of March 31, 2017 and 2016, and changes during the three months ended is as follows:

	2017			2016
	Non-performance-based Stock Options			Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	128,366	$15.32	8.69 years	52,080	$14.35	9.12 years
Granted during the period	55,440	26.92		71,286	15.88
Forfeited during the period	—	—		—	—
Canceled during the period	—	—		—	—
Exercised during the period	—	—		—	—
Outstanding at the end of period	183,806	$18.82	8.85 years	123,366	$15.23	9.41 years
Options exercisable at end of period	52,749	$14.96	8.21 years	14,693	$14.17	8.76 years
Weighted average fair value of options granted during the period		$10.20			$6.09

As of March 31, 2017, December 31, 2016 and March 31, 2016 the aggregate intrinsic value was $1,710,  $1,462 and $0, respectively, for outstanding stock options under the 2014 Omnibus Plan. As of March 31, 2017, December 31, 2016 and March 31, 2016 the aggregate intrinsic value was $694, $203, and $5, respectively, for exercisable stock options outstanding under the 2014 Omnibus Plan.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2017 and 2016, and changes during the three months ended is as follows:

	2017		2016
	Non-performance Based		Non-performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	67,956	$13.79	70,919	$13.29
Granted during the period	22,500	27.84	20,740	15.60
Vested during the period	(5,350)	4.38	(2,310)	16.21
Forfeited during the period	—	—	—	—
Nonvested at March 31,	85,106	$18.09	89,349	$13.75

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2017 and 2016, and changes during the three months ended is as follows:

	2017		2016
	Performance Based		Performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	51,197	$8.72	25,474	$9.45
Granted during the period	25,522	24.34	34,190	9.52
Vested during the period	(19,861)	15.34	(8,467)	14.17
Forfeited during the period	—	—	—	—
Nonvested at March 31,	56,858	$13.42	51,197	$8.72
As of March 31, 2017, December 31, 2016 and March 31, 2016 there was $880,  $425 and $560 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of March 31, 2017, December 31, 2016 and March 31, 2016 there was $2,058,  $1,089 and $1,485 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.
The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.53 and 2.50 years, respectively.
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
Management believes, as of March 31, 2017 and December 31, 2016 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of March 31, 2017 and December 31, 2016, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2017 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total capital (to risk-weighted assets)
Company	$232,033	21.23%	$87,436	8.0%	n/a	n/a
Bank	134,091	12.28%	87,356	8.0%	$109,195	10.0%
Tier 1 capital (to risk-weighted assets)
Company	218,273	19.97%	65,580	6.0%	n/a	n/a
Bank	125,275	11.47%	65,532	6.0%	87,376	8.0
Common equity tier 1 to risk-weighted assets
Company	215,180	19.69%	49,178	4.5%	n/a	n/a
Bank	125,275	11.47%	49,149	4.5%	70,993	6.5
Tier 1 capital (to average assets)
Company	218,273	14.66%	59,556	4.0%	n/a	n/a
Bank	125,275	8.41%	59,584	4.0%	74,480	5.0
As of December 31, 2016
Total capital (to risk-weighted assets)
Company	$228,566	22.02%	$83,039	8.0%	n/a	n/a
Bank	130,237	12.55%	83,020	8.0%	$103,775	10.0%
Tier 1 capital (to risk-weighted assets)
Company	215,057	20.72%	62,275	6.0%	n/a	n/a
Bank	121,713	11.73%	62,257	6.0%	83,010	8.0
Common equity tier 1 to risk-weighted assets
Company	211,964	20.42%	46,711	4.5%	n/a	n/a
Bank	121,713	11.73%	46,693	4.5%	67,445	6.5
Tier 1 capital (to average assets)
Company	$215,057	16.82%	51,143	4.0%	n/a	n/a
Bank	121,713	9.52%	51,140	4.0%	63,925	5.0
13. Business Combinations
Pending Merger with Sovereign Bancshares, Inc.
On December 14, 2016, the Company entered into a definitive agreement ("the merger agreement") with Dallas-based Sovereign Bancshares, Inc. ("Sovereign") and its wholly-owned subsidiary Sovereign Bank. The merger agreement provides for the merger of Spartan Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into Sovereign. Following the merger, Sovereign will merge with and into the Company with the Company surviving and Sovereign Bank will merge with and into Veritex Community Bank with Veritex Community Bank surviving. As of March 31, 2017, Sovereign reported, on a consolidated basis, total assets of $1.0 billion and total deposits of $837.5 million. Upon the completion of the proposed merger with Sovereign, the Company expects to acquire Sovereign’s seven additional branches in the Dallas-Forth Worth metroplex, two branches in the Austin, Texas metropolitan area and one branch in the Houston, Texas metropolitan area. Under the terms of the merger agreement, the Company will issue 5,117,647 shares of its common stock and will pay approximately $58.0 million in cash for all of the shares of Sovereign’s common stock, subject to certain conditions and potential adjustments as described in the merger agreement. Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of senior Non-Cumulative Perpetual Preferred Stock, Series C, no par value (“Sovereign SBLF Preferred Stock”) issued and outstanding immediately prior to the effective time shall be converted into one share of Senior Non-Cumulative Perpetual, Series D preferred stock of the Company (“Veritex Series D Preferred Stock”). Each share of the Veritex Series D Preferred Stock would provide the same rights, preferences, privileges and voting powers, and be subject to the same limitations and restrictions, as Sovereign SBLF Preferred Stock, taken as a whole, existing immediately prior to the consummation of the merger. In connection with consummation of the transaction, the merger agreement provides that two representatives of Sovereign’s board of directors will join the Company’s board of directors. The merger agreement contains customary representations, warranties and covenants by the Company and Sovereign. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger agreement by the shareholders of Sovereign and the approval by the shareholders of the Company of issuance of the shares of the Company’s common stock. The transaction is expected to close during the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our condensed financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. Except where the content otherwise requires or when otherwise indicated, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our banking subsidiary, Veritex Community Bank.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our pending acquisition of Sovereign, we expect our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the Houston and Austin metropolitan areas. We currently operate eleven branches and one mortgage office, all of which are located in the Dallas metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks. As of March 31, 2017, we had total assets of $1.5 billion, total loans of $1.0 billion, total deposits of $1.2 billion and total stockholders’ equity of $242.7 million.

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
Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016
Net Interest Income
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
Compared to the three months ended March 31, 2016, net interest income before provision for loan losses increased by $1.6 million from $9.7 million to $11.3 million for the three months ended March 31, 2017. The increase in net interest income before provision for loan losses was primarily due to $1.5 million in increased interest income on loans resulting from average loan balance increases of $150.8 million compared to March 31, 2016. The net interest margin declined to 3.21% for the three months ended March 31, 2017 from 3.87% for the same three-month period in 2016. The 66 basis point decrease in net interest margin was partially due to increases in interest-bearing deposits in other banks, which tend to bear lower interest rates than other interest earning assets which represented 20.8% of average interest-earnings assets for the three months ended March 31, 2017 compared to 7.0% for the three moths ended March 31, 2016. Interest bearing deposits traditionally provide lower average yields than other interest earning assets such as loans and investment securities. For the three months ended March 31, 2017 and 2016, interest-bearing deposits in other banks had average yields of 0.84% and 0.53% and totaled $295.6 million and $70.1 million, respectively, which represents an increase of $225.5 million. The increase in interest-bearing deposits in other banks was primarily driven by proceeds of our public offering in December 2016 and increases in customer deposits as described above. In addition, the average yield on loans decreased 7 basis points to 4.78% for the three months ended March 31, 2017 from 4.85% for the same period in 2016. Decline in loan yields was the result of competitive pricing pressure and resulting yields on new loan originations and renewals below average yield of amortizing or paid-off loans. Also impacting the net interest margin decline was the increasing rate paid on interest-bearing liabilities. The rate paid on interest-bearing liabilities increased from 0.67% for the three months ended March 31, 2016 to 0.81% for the same period in 2017. The 14 basis point increase was related to an increase in premium money market accounts of $589.5 million with an average rate of 0.87% representing 65.2% of interest bearing liabilities for the three months ended March 31, 2017 compared to $329.7 million with an average rate of 0.73% representing 50.1% of interest bearing liabilities.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$1,007,622	$11,883	4.78%	$856,861	$10,355	4.85%
Securities available for sale	119,226	575	1.96	77,567	335	1.73
Investment in subsidiary	93	1	4.36	93	1	4.31
Interest-bearing deposits in other banks	295,637	610	0.84	70,103	92	0.53
Total interest-earning assets	1,422,578	13,069	3.73	1,004,624	10,783	4.31
Allowance for loan losses	(8,558)			(6,891)
Noninterest-earning assets	103,692			90,275
Total assets	$1,517,712			$1,088,008
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$858,420	$1,647	0.78%	$605,829	$935	0.62%
Advances from FHLB	38,293	70	0.74	43,596	62	0.57
Other borrowings	8,064	99	4.98	8,076	96	4.77
Total interest-bearing liabilities	904,777	1,816	0.81	657,501	1,093	0.67
Noninterest-bearing liabilities:
Noninterest-bearing deposits	368,117			293,438
Other liabilities	3,209			2,624
Total noninterest-bearing liabilities	371,326			296,062
Stockholders’ equity	241,609			134,445
Total liabilities and stockholders’ equity	$1,517,712			$1,088,008
Net interest rate spread(2)			2.92%			3.64%
Net interest income		$11,253			$9,690
Net interest margin(3)			3.21%			3.87%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $2,094 and $3,542 for the three months ended March 31, 2017 and 2016, respectively.
(2)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3)Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended
	March 31, 2017 vs. 2016
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,807	$(279)	$1,528
Securities available for sale	178	62	240
Investment in subsidiary	—	—	—
Interest-bearing deposits in other banks	294	224	518
Total increase in interest income	2,279	7	2,286
Interest-bearing liabilities:
Interest-bearing deposits	387	325	712
Advances from FHLB	(7)	15	8
Other borrowings	—	3	3
Total increase in interest expense	380	343	723
Increase (decrease) in net interest income	$1,899	$(336)	$1,563
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $890 thousand for the three months ended March 31, 2017 and $845 thousand for the same period in 2016, an increase of $45 thousand. The increase in provision expense was due primarily to an increase in general provision requirements related to the charge-off of five C&I credits across four lending relationships totaling $603 thousand during the three months ended March 31, 2017. The lending relationships were each in different industries with a unique set of circumstances that results in the decision to charge-off these loans. The remainder of the provision expense was determined by the qualitative factors around the nature, volume, and mix of the loan portfolio.
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
	2017	2016	2017 vs. 2016
	(Dollars in thousands)

Service charges and fees on deposit accounts	$509	$434	$75
Gain on sales of investment securities	—	15	(15)
Gain on sales of loans	747	662	85
Bank-owned life insurance	187	193	(6)
Other	92	69	23
Total noninterest income	$1,535	$1,373	$162

Noninterest income for the three months ended March 31, 2017 increased $162 thousand, or 11.8%, to $1.5 million compared to noninterest income of $1.4 million for the same period in 2016. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $509 thousand and $434 thousand for the three months ended March 31, 2017 and 2016, respectively. The increase of $75 thousand was attributable to growth in the number of deposit accounts, transaction fees and service charges from new and existing customers .
Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $747 thousand for the three months ended March 31, 2017 compared to $662 thousand for the same period of 2016. The increase of $85 thousand was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $255 thousand, increases in the number of mortgage loans sold resulting in increased gains of $23 thousand. In addition, the net gains were offset by the reduction in gain on sale of loans due to the one time $193 thousand gain on sale of loans acquired with the IBT loan portfolio in March 31, 2016 which was not a factor as of March 31, 2017.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Salaries and employee benefits	$3,908	$3,174	$734
Non-staff expenses:
Occupancy and equipment	1,011	901	110
Professional fees	798	573	225
Data processing and software expense	360	284	76
FDIC assessment fees	258	137	121
Marketing	244	200	44
Other assets owned expenses and write-downs	25	75	(50)
Amortization of intangibles	95	95	—
Telephone and communications	102	97	5
Other	649	439	210
Total noninterest expense	$7,450	$5,975	$1,475
Noninterest expense for the three months ended March 31, 2017 increased $1.5 million, or 24.7%, to $7.5 million compared to noninterest expense of $6.0 million for the same period in 2016. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $3.9 million for the three months ended March 31, 2017, an increase of $734 thousand, or 23.1%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $445 thousand resulting from increases in mortgage commissions of $37 thousand, with the remainder due to annual merit increases and the addition of twelve new full time equivalent employees. The total number of full-time equivalent employees at March 31, 2017 and March 31, 2016 was 166 and 154, respectively. Employee benefits and payroll taxes increased $91 thousand and $74 thousand, respectively, compared to the same period in 2016. The increase in employee benefits was due to a greater number of covered employees compared to the same period in 2016. Incentive costs increased $204 thousand including employee stock compensation increases of $106 thousand and employee bonus increases of $98 thousand. Deferral of direct origination costs increased $80 thousand compared to the same period in 2016.
Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $1.0 million for the three months ended March 31, 2017 compared to $901 thousand for the same period in 2016. The increase of $110 thousand was primarily due to the leasing of additional office space beginning June 1, 2016 at the corporate headquarters location and additional lease expense associated with the opening of the Turtle Creek branch beginning January 2017.
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $798 thousand for the three months ended March 31, 2017 compared to $573 thousand for the same period in 2016, an increase of $225 thousand or 39.3%. The increase was primarily due to increases in directors’ fees of $76 thousand, professional services of $122 thousand related to the acquisition of Sovereign, and audit expenses of $28 thousand. These increases were offset by a decrease in legal expense of $15 thousand.
Data processing and software expenses. Data processing expenses were $360 thousand for the three months ended March 31, 2017 and $284 thousand for the same period in 2016. The increase of $76 thousand or 26.8% was attributable to core processing expense incurred due to increased account transaction volume.

FDIC assessment fees. FDIC assessment fees were $258 thousand for the three months ended March 31, 2017 and $137 thousand for the same period in 2016. The increase is due to a higher assessment associated with an increase in both the assessment base and the assessment rate by the FDIC in July 2016 to include an assessment surcharge.
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
Income tax expense for the three months ended March 31, 2017 totaled $1.4 million, a decrease of $80 thousand, or 5.6%, compared to $1.4 million for the same period in 2016. The change in income tax expense from the three months ended March 31, 2016 was primarily due to the $205 thousand increase in net income from operations offset by the impact of the net discrete tax benefit of $172 thousand during the three months ended March 31, 2017 compared to the $16 thousand net discrete tax benefit during the three months ended March 31, 2016.
The Company’s effective tax rate, before the net impact of discrete items, was approximately 34.2% for the three months ended March 31, 2017 compared to 34.1% for the three months ended March 31, 2016. The Company’s effective tax rate, after the net impact of discrete items, was approximately 30.4% and 33.7% for the three months ended March 31, 2017 and 2016.
Financial Condition

Our total assets increased $113.5 million, or 8.1%, from $1.4 billion as of December 31, 2016 to $1.5 billion as of March 31, 2017. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2017, total loans were $1.0 billion, an increase of $29.1 million, or 2.9%, compared to $991.9 million as of December 31, 2016. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $1.9 million and $5.2 million in loans were classified as held for sale as of March 31, 2017 and December 31, 2016, respectively.

Total loans as a percentage of deposits were 83.6% and 88.6% as of March 31, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 67.1% and 70.4% as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$320,245	31.3%	$291,416	29.4%
Real estate:
Construction and land	151,616	14.9%	162,614	16.4%
Farmland	7,995	0.8%	8,262	0.8%
1 - 4 family residential	136,422	13.4%	140,137	14.1%
Multi-family residential	21,146	2.1%	14,683	1.5%
Commercial Real Estate	379,553	37.1%	370,696	37.4%
Consumer	3,993	0.4%	4,089	0.4%
Total loans held for investment	$1,020,970	100.0%	$991,897	100%
Total loans held for sale	$1,925		$5,208

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

The following table presents information regarding non-performing assets at the dates indicated:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans	$1,686	$941
Accruing loans 90 or more days past due	212	835
Total nonperforming loans	1,898	1,776
Other real estate owned:
Commercial real estate, construction, land and land development	493	493
Residential real estate	505	169
Total other real estate owned	998	662
Total nonperforming assets	$2,896	$2,438
Restructured loans—non-accrual	25	170
Restructured loans—accruing	638	652
Ratio of nonperforming loans to total loans	0.19%	0.18%
Ratio of nonperforming assets to total assets	0.19%	0.17%

We had $2.9 million and $2.4 million in nonperforming assets as of March 31, 2017 and December 31, 2016, respectively. We had $1.9 million in nonperforming loans as of March 31, 2017 compared to $1.8 million as of December 31, 2016.
The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	65	—
Multi-family residential	—	—
Commercial Real Estate	771	—
Commercial	839	930
Consumer	11	11
Total	$1,686	$941

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
Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are not so pronounced that we expect to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.
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

The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of March 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$151,616	$—	$—	$—	$151,616
Farmland	7,995	—	—	—	7,995
1 - 4 family residential	136,145	—	277	—	136,422
Multi-family residential	21,146	—	—	—	21,146
Commercial Real Estate	377,027	1,259	1,267	—	379,553
Commercial	318,087	1,160	882	116	320,245
Consumer	3,976	—	17	—	3,993
Total	$1,015,992	$2,419	$2,443	$116	$1,020,970

	As of December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897

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

•for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and
•for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.
As of March 31, 2017, the allowance for loan losses totaled $8.8 million, or 0.86%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $8.5 million, or 0.86%, of total loans. The increase in the allowance compared to December 31, 2016 was primarily due to the provision of $890 thousand as of March 31, 2017 due to additional allowance required to replenish $603 thousand for charged off loans and an increase in loan growth. Ending balances for the purchase discount related to non-impaired acquired loans were $509 thousand and $566 thousand, as of March 31, 2017 and December 31, 2016, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of March 31, 2017 and December 31, 2016.
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Three Months Ended	For the Three Months Ended	For the Year Ended
	March 31, 2017	March 31, 2016	December 31, 2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,005,528	$853,320	$919,387
Gross loans outstanding at end of period(1)	$1,020,970	885,415	991,897
Allowance for loan losses at beginning of period	$8,524	$6,772	$6,772
Provision for loan losses	890	845	2,050
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Commercial Real Estate	—	—	—
Commercial	(603)	(240)	(314)
Consumer	—	(9)	(19)
Total charge-offs	(603)	(249)	(333)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Commercial Real Estate	—	—	—
Commercial	5	4	32
Consumer	—	—	3
Total recoveries	5	4	35
Net charge-offs	(598)	(245)	(298)
Allowance for loan losses at end of period	$8,816	$7,372	$8,524
Ratio of allowance to end of period loans	0.86%	0.83%	0.86%
Ratio of net charge-offs to average loans	0.06%	0.03%	0.03%
_______________________________

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2016 to March 31, 2017. Loan balances increased from $991.9 million as of December 31, 2016 to $1.0 billion as of March 31, 2017. Our allowance as a percentage of our total loan portfolio has increased as of March 31, 2017 from March 31, 2016 primarily due to increased level of charge-offs in addition to changes in qualitative factors around the nature, volume and mix of the loan portfolio.

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

	As of		As of
	March 31, 2017		December 31, 2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,235	14.0%	$1,346	15.8%
Farmland	66	0.7	69	0.8
1 - 4 family residential	982	11.1	999	11.7
Multi-family residential	172	2.0	117	1.4
Commercial Real Estate	3,031	34.4	3,003	35.2
Total real estate	$5,486	62.2%	$5,534	64.9%
Commercial	3,296	37.4	2,955	34.7
Consumer	34	0.4	35	0.4
Total allowance for loan losses	$8,816	100.0%	$8,524	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2017, the carrying amount of investment securities totaled $138.7 million, an increase of $36.1 million or 35.2% compared to $102.6 million as of December 31, 2016. Securities represented 9.1% and 7.3% of total assets as of March 31, 2017 and December 31, 2016, respectively.
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

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$692	$—	$34	$658
Corporate securities	7,500	—	—	7,500
Municipal securities	15,008	14	371	14,651
Mortgage-backed securities	69,341	82	757	68,666
Collateralized mortgage obligations	47,018	35	566	46,487
Asset-backed securities	726	10	—	736
Total	$140,285	$141	$1,728	$138,698

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
Total	$104,450	$128	$2,019	$102,559

All of our mortgage-backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of March 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of March 31, 2017
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$323	1.63%	$335	2.06%	$—	—%	$658	1.85%
Corporate securities	—	—	—	—	—	—	7,500	5.24	7,500	5.24
Municipal securities	—	—	3,628	2.11	3,999	2.00	7,024	2.12	14,651	2.08
Mortgage-backed securities	—	—	34,078	1.91	30,506	2.25	4,082	2.33	68,666	2.09
Collateralized mortgage obligations	51	3.14	33,039	2.01	13,397	2.27	—	—	46,487	2.09
Asset-backed securities	—	—	736	1.64	—	—	—	—	736	1.64
Total	$51	3.14%	$71,804	1.96%	$48,237	2.23%	$18,606	1.31%	$138,698	1.97%

	As of December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$345	1.62%	$351	2.02%	$—	—%	$696	1.82%
Municipal securities	—	—	3,630	2.13	2,995	1.96	7,417	2.51	14,042	2.29
Mortgage-backed securities	—	—	37,307	1.63	11,731	2.22	81	2.10	49,119	1.77
Collateralized mortgage obligations	262	2.98	36,850	1.73	815	2.42	—	—	37,927	1.75
Asset-backed securities	—	—	775	1.40	—	—	—	—	775	1.40
Total	$262	2.98%	$78,907	1.70%	$15,892	2.18%	$7,498	2.51%	$102,559	1.83%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.46 years and 4.39 years with an estimated effective duration of 3.33 and 3.30 years as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of March 31, 2017 were $1.2 billion, an increase of $102.1 million, or 9.1%, compared to $1.1 billion as of December 31, 2016. The increase from December 31, 2016 was primarily due to an increase of $81.3 million in savings accounts, $10.6 million in non-interest bearing deposits, $10.3 million in business checking, and $4.6 million in money market accounts. The increase in deposits was primarily due to a single customer deposit of $71.4 million; the remaining deposit increase was due to organic growth, partially offset by wholesale deposit repayment of $4.0 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2017 and December 31, 2016, total borrowing capacity of $418.7 million and $369.4 million, respectively, was available under this arrangement and $38.3 million and $38.3 million, respectively, was outstanding with a weighted average interest rate of 0.74% for the three months ended March 31, 2017 and 0.60% for the year ended December 31, 2016. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
March 31, 2017
Amount outstanding at period-end	$38,271
Weighted average interest rate at period-end	1.01%
Maximum month-end balance during the period	38,294
Average balance outstanding during the period	38,293
Weighted average interest rate during the period	0.74%
December 31, 2016
Amount outstanding at period-end	$38,306
Weighted average interest rate at period-end	0.77%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	43,649
Weighted average interest rate during the period	0.60%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2017 and December 31, 2016, $194.7 million and $197.3 million, respectively, were available under this arrangement. As of March 31, 2017, approximately $261.5 million in commercial loans were pledged as collateral. As of March 31, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
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
The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of March 31, 2017 and December 31, 2016 was 2.81% and 2.70%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,944	4,942
Total	$8,037	$8,035

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2017 and the year ended December 31, 2016, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of March 31, 2017 and December 31, 2016. There were no advances under these lines of credit outstanding as of March 31, 2017 and December 31, 2016.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.5 billion for the three months ended March 31, 2017 and $1.2 billion for the year ended December 31, 2016.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	24.3%	25.5%
Interest-bearing	56.6	57.9
Advances from FHLB	2.5	3.7
Other borrowings	0.5	0.7
Other liabilities	0.2	0.2
Stockholders’ equity	15.9	12.0
Total	100.0%	100.0%
Uses of Funds:
Loans	65.8%	77.2%
Securities available for sale	7.9	7.1
Interest-bearing deposits in other banks	19.5	7.8
Other noninterest-earning assets	6.8	7.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	30.0%	30.5%
Average loans to average deposits	81.5%	92.5%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 17.5% for the three months ended March 31, 2017 compared to the same period in 2016. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2017, we had outstanding $244.5 million in commitments to extend credit and $5.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $236.9 million in commitments to extend credit and $6.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2017, we had cash and cash equivalents of $285.7 million compared to $234.8 million as of December 31, 2016. The increase was primarily due to increase in deposits at March 31, 2017. Additionally, in December 31, 2016 we received $94.5 million net proceeds from the sale of common stock in an underwritten public offering of which $58.0 million is to pay the aggregate cash consideration for the Sovereign merger which is expected to close during the second quarter of 2017.
Capital Resources
Total stockholders’ equity increased to $242.7 million as of March 31, 2017, compared to $239.1 million as of December 31, 2016, an increase of $3.6 million, or 1.5%. The increase from December 31, 2016 was primarily the result of $3.1 million in net income for the period.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2017 and December 31, 2016, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$232,033	21.23%	$228,566	22.02%
Tier 1 capital (to risk-weighted assets)	218,273	19.97	215,057	20.72
Common equity tier 1 (to risk-weighted assets)	215,180	19.69	211,964	20.42
Tier 1 capital (to average assets)	218,273	14.66	215,057	16.82
Veritex Community Bank
Total capital (to risk-weighted assets)	$134,091	12.28%	$130,237	12.55%
Tier 1 capital (to risk-weighted assets)	125,275	11.47	121,713	11.73
Common equity tier 1 (to risk-weighted assets)	125,275	11.47	121,713	11.73
Tier 1 capital (to average assets)	125,275	8.41	121,713	9.52
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
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2016.
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in the Company’s consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
The Company’s commitments to extend credit and outstanding standby letters of credit were $244.5 million and $5.9 million, respectively, as of March 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of March 31, 2017		As of December 31, 2016
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	13.65%	11.24%	12.60%	11.67%
+ 200	10.47%	12.15%	9.63%	12.04%
+ 100	6.72%	9.73%	6.14%	9.29%
Base	0.92%	—%	0.99%	—%
−100	(3.23)%	(11.92)%	(2.56)%	(11.22)%
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
The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of March 31,		As of December 31,
	2017	2016	2016
	(Dollars in thousands, except share data)
Tangible Common Equity
Total stockholders’ equity	$242,725	$135,241	$239,088
Adjustments:
Goodwill	(26,865)	(26,865)	(26,865)
Intangible assets	(2,161)	(2,347)	(2,181)
Total tangible common equity	$213,699	$106,029	$210,042
Common shares outstanding(1)	15,229,436	10,724,078	15,195,328
Book value per common share	$15.94	$12.61	$15.73
Tangible book value per common share	$14.03	$9.89	$13.82

(1)
Excludes the dilutive effect, if any, of 494,000,  449,000 and 454,000 shares of common stock issuable upon exercise of outstanding stock options as of March 31, 2017, March 31, 2016 and December 31, 2016, respectively, and 169,000,  175,000, and 147,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of March 31, 2017, March 31, 2016 and December 31, 2016, respectively.

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
The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$242,725	$239,088
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,161)	(2,181)
Total tangible common equity	$213,699	$210,042
Tangible Assets
Total assets	$1,522,015	$1,408,507
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,161)	(2,181)
Total tangible assets	$1,492,989	$1,379,461
Tangible Common Equity to Tangible Assets	14.31%	15.23%
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At March 31, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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
Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information contained in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Reorganization dated December 14, 2016, by and between Veritex Holdings, Inc., Spartan Merger Sub, Inc., and Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 14, 2016).

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: April 27, 2017	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2017	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)