Form 10-Q
period 2017-06-30
Veritex Holdings, Inc.
filed 2017-07-25
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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

As of July 24, 2017, there were 15,233,709 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2017 and December 31, 2016
(Dollars in thousands, except par value information)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$28,687	$15,631
Interest bearing deposits in other banks	144,459	219,160
Total cash and cash equivalents	173,146	234,791
Investment securities	134,708	102,559
Loans held for sale	4,118	5,208
Loans, net of allowance for loan losses of $9,740 and $8,524, respectively	1,112,688	983,318
Accrued interest receivable	3,333	2,907
Bank-owned life insurance	20,369	20,077
Bank premises, furniture and equipment, net	17,978	17,413
Non-marketable equity securities	7,407	7,366
Investment in unconsolidated subsidiary	93	93
Other real estate owned	493	662
Intangible assets, net of accumulated amortization of $2,544 and $2,198, respectively	2,171	2,181
Goodwill	26,865	26,865
Other assets	5,220	5,067
Total assets	$1,508,589	$1,408,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$337,057	$327,614
Interest-bearing	874,050	792,016
Total deposits	1,211,107	1,119,630
Accounts payable and accrued expenses	2,574	2,914
Accrued interest payable and other liabilities	1,032	534
Advances from Federal Home Loan Bank	38,235	38,306
Junior subordinated debentures	3,093	3,093
Subordinated notes	4,946	4,942
Total liabilities	1,260,987	1,169,419
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2017 and December 31, 2016; 15,233,010 and 15,195,328 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (excluding 10,000 shares held in treasury)	152	152
Additional paid-in capital	211,901	211,173
Retained earnings	36,003	29,290
Unallocated Employee Stock Ownership Plan shares; 18,783 and 18,783 shares at June 30, 2017 and December 31, 2016, respectively	(209)	(209)
Accumulated other comprehensive loss	(175)	(1,248)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	247,602	239,088
Total liabilities and stockholders’ equity	$1,508,589	$1,408,507
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$13,024	$11,052	$24,907	$21,407
Interest on investment securities	735	344	1,310	679
Interest on deposits in other banks	548	80	1,158	173
Interest on other	—	1	1	2
Total interest income	14,307	11,477	27,376	22,261
Interest expense:
Interest on deposit accounts	1,742	1,072	3,389	2,007
Interest on borrowings	189	177	358	335
Total interest expense	1,931	1,249	3,747	2,342
Net interest income	12,376	10,228	23,629	19,919
Provision for loan losses	943	527	1,833	1,372
Net interest income after provision for loan losses	11,433	9,701	21,796	18,547
Noninterest income:
Service charges and fees on deposit accounts	555	443	1,064	877
Gain on sales of investment securities	—	—	—	15
Gain on sales of loans	815	620	1,562	1,282
Loss on sale of other assets owned	(8)	—	(8)	—
Bank-owned life insurance	186	191	373	384
Other	218	158	310	227
Total noninterest income	1,766	1,412	3,301	2,785
Noninterest expense:
Salaries and employee benefits	3,642	3,589	7,550	6,763
Occupancy and equipment	1,015	894	2,026	1,795
Professional fees	1,188	503	1,986	1,076
Data processing and software expense	372	270	732	554
FDIC assessment fees	393	132	651	269
Marketing	225	211	469	411
Other assets owned expenses and write-downs	13	55	38	130
Amortization of intangibles	95	95	190	190
Telephone and communications	106	100	208	197
Other	733	452	1,382	892
Total noninterest expense	7,782	6,301	15,232	12,277
Net income from operations	5,417	4,812	9,865	9,055
Income tax expense	1,802	1,639	3,152	3,069
Net income	$3,615	$3,173	$6,713	$5,986
Basic earnings per share	$0.24	$0.30	$0.44	$0.56
Diluted earnings per share	$0.23	$0.29	$0.43	$0.55

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,615	$3,173	$6,713	$5,986
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period, net	1,318	305	1,622	663
Reclassification adjustment for net gains included in net income	—	—	—	15
Other comprehensive income before tax	1,318	305	1,622	648
Income tax expense	445	104	549	220
Other comprehensive income, net of tax	873	201	1,073	428
Comprehensive income	$4,488	$3,374	$7,786	$6,414

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net 7,103 shares withheld to cover tax withholdings	22,233	—	(191)	—	—	—	—	(191)
Exercise of employee stock options, net 1,095 shares withheld to cover tax withholdings	15,449	—	144	—	—	—	—	144
Offering costs from sale of common stock	—	—	(16)	—	—	—	—	(16)
Stock based compensation	—	—	791	—	—	—	—	791
Net income	—	—	—	6,713	—	—	—	6,713
Other comprehensive income	—	—	—	—	1,073	—	—	1,073
Balance at June 30, 2017	15,233,010	$152	$211,901	$36,003	$(175)	$(209)	$(70)	$247,602

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2015	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 4,171 shares withheld to cover tax withholdings	15,391	—	(73)	—	—	—	—	(73)
Stock based compensation	—	—	463	—	—	—	—	463
Net income	—	—	—	5,986	—	—	—	5,986
Other comprehensive income	—	—	—	—	428	—	—	428
Balance at June 30, 2016	10,727,863	$107	$116,111	$22,725	$286	$(309)	$(70)	$138,850
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2017 and 2016
(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,713	$5,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877	808
Provision for loan losses	1,833	1,372
Accretion of loan purchase discount	(190)	(243)
Stock-based compensation expense	791	463
Excess tax benefit from stock compensation	(214)	—
Net amortization of premiums on investment securities	634	431
Change in cash surrender value of bank-owned life insurance	(292)	(308)
Net gain on sales of investment securities	—	(15)
Gain on sales of loans held for sale	(515)	(775)
Gain on sales of SBA loans	(1,047)	(507)
Net loss on sales of other real estate owned	8	—
Amortization of subordinated note discount	4	1
Net originations of loans held for sale	(20,336)	(30,203)
Write down on foreclosed assets	—	114
Proceeds from sales of loans held for sale	21,941	28,823
Deferred tax benefit	(320)	—
Increase in accrued interest receivable and other assets	(876)	(1,360)
Increase (decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	158	(378)
Net cash provided by operating activities	9,169	4,209
Cash flows from investing activities:
Purchases of securities available for sale	(40,354)	(26,706)
Sales of securities available for sale	—	8,378
Proceeds from maturities, calls and pay downs of investment securities	9,194	10,696
Purchases of non-marketable equity securities, net	(41)	(2,868)
Net loans originated	(145,758)	(109,246)
Proceeds from sale of SBA loans	15,792	2,397
Net additions to bank premises and equipment	(1,151)	(344)
Purchase of other real estate owned	(336)	—
Proceeds from sales of other real estate owned	497	—
Net cash used in investing activities	(162,157)	(117,693)
Cash flows from financing activities:
Net change in deposits	91,477	159,319
Net (decrease) increase in advances from Federal Home Loan Bank	(71)	9,931
Proceeds from exercise of employee stock options	150	—
Costs from issuance of stock related to stock-based awards	(197)	(73)
Offering costs paid in connection with issuance of common stock	(16)	—
Net cash provided by financing activities	91,343	169,177
Net (decrease) increase in cash and cash equivalents	(61,645)	55,693
Cash and cash equivalents at beginning of period	234,791	71,551
Cash and cash equivalents at end of period	$173,146	$127,244
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at June 30, 2017 and December 31, 2016, condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016, condensed consolidated stockholders’ equity for the six months ended June 30, 2017 and 2016 and condensed consolidated cash flows for the six months ended June 30, 2017 and 2016.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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
Reclassifications

Effective January 1, 2017, the Company adopted ASU 2016-09. Per ASU 2016-09 cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity and for presentation purposes be applied retrospectively. For the six months ended June 30, 2016, the Company moved these costs from the accrued interest receivable and other assets line item in the cash flows from operating activities to the costs from issuance of stock related to stock-based awards line item on the cash flows from financing activities section on the cash flow statement.
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (numerator)
Net income	$3,615	$3,173	$6,713	$5,986
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	15,211	10,696	15,205	10,695
Dilutive effect of employee stock-based awards	426	298	428	283
Adjusted weighted average shares outstanding	15,637	10,994	15,633	10,978
Earnings per share:
Basic	$0.24	$0.30	$0.44	$0.56
Diluted	$0.23	$0.29	$0.43	$0.55

For the six months ended June 30, 2017 there were no exclusions from the diluted EPS weighted average shares and for the six months ended June 30, 2016 there were 117,624 shares excluded from the diluted EPS, as the inclusion of those shares would have been anti-dilutive.

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

Effective January 1, 2017, the Company adopted ASU 2016-09. For the three and six months ended June 30, 2017, the Company recognized an excess income tax benefit of $42 and $214 that reduced the income tax provision and increased net income on the condensed consolidated statements of income. The Company prospectively applied the guidance for the presentation of excess tax benefits as an operating cash flow and included the $214 excess income tax benefit as an operating activity on the condensed consolidated statement of cash flows for the six months ended June 30, 2017. In addition, the Company retrospectively applied the guidance for the presentation of the cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the condensed consolidated statement of cash flows for the six months ended June 30, 2017 and 2016. Finally, the Company elected to account for forfeitures as they occur.
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
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The original effective date for ASU 2014-09 was for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year, therefore it is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the guidance in the first quarter of 2018 using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including net interest income. Our implementation efforts to date include identification of revenue streams within the scope of the guidance, and we have begun evaluation of revenue contracts and related accounting policies.

2. Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,745	$2,329
Cash paid for income taxes	3,500	4,650
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$—	$114
3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$691	$—	$10	$681
Corporate securities	7,500	197	—	$7,697
Municipal securities	14,914	42	126	14,830
Mortgage-backed securities	65,814	115	340	65,589
Collateralized mortgage obligations	45,370	158	316	45,212
Asset-backed securities	688	11	—	699
	$134,977	$523	$792	$134,708

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
	$104,450	$128	$2,019	$102,559

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$681	$10	$681	$10
Municipal securities	7,052	107	1,346	19	8,398	126
Mortgage-backed securities	42,127	289	3,937	51	46,064	340
Collateralized mortgage obligations	28,283	293	1,473	23	29,756	316
	$77,462	$689	$7,437	$103	$84,899	$792

	December 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$696	$36	$696	$36
Municipal securities	12,060	478	518	22	12,578	500
Mortgage-backed securities	37,274	802	6,848	69	44,122	871
Collateralized mortgage obligations	29,618	584	1,618	28	31,236	612
	$78,952	$1,864	$9,680	$155	$88,632	$2,019

The number of investment positions in an unrealized loss position totaled 64 and 72 at June 30, 2017 and December 31, 2016, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2017. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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

	June 30, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	3,928	3,952
Due from five years to ten years	4,504	4,435
Due after ten years	7,173	7,124
	15,605	15,511
Corporate securities	7,500	7,697
Mortgage-backed securities	65,814	65,589
Collateralized mortgage obligations	45,370	45,212
Asset-backed securities	688	699
	$134,977	$134,708

	December 31, 2016
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	4,009	3,974
Due from five years to ten years	3,522	3,346
Due after ten years	7,741	7,418
	15,272	14,738
Mortgage-backed securities	49,907	49,119
Collateralized mortgage obligations	38,507	37,927
Asset-backed securities	764	775
	$104,450	$102,559

Proceeds from sales of investment securities available for sale and gross gains and losses for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Proceeds from sales	$—	$8,378
Gross realized gains	—	43
Gross realized losses	—	40

There were no gross gains from calls of investment securities included in gain on sale of investment securities in the accompanying condensed consolidated statements for the six months ended June 30, 2017 and $12 gross gains from calls of investment securities included in the condensed consolidated statements for the six months ended June 30, 2016.

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of June 30, 2017 and December 31, 2016.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	June 30, 2017	December 31, 2016
Real estate:
Construction and land	$136,332	$162,614
Farmland	8,448	8,262
1 - 4 family residential	157,823	140,137
Multi-family residential	38,265	14,683
Commercial Real Estate	430,895	370,696
Commercial	347,017	291,416
Consumer	3,688	4,089
	1,122,468	991,897
Deferred loan fees	(40)	(55)
Allowance for loan losses	(9,740)	(8,524)
	$1,112,688	$983,318
Included in the net loan portfolio as of June 30, 2017 and December 31, 2016 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $376 and $566, respectively. The discount is being accreted into income using the interest method over the life of the loans.
The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of June 30, 2017 and December 31, 2016.
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
Non-accrual loans aggregated by class of loans, as of June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	727	—
Commercial	778	930
Consumer	9	11
	$1,514	$941
During the six months ended June 30, 2017 and 2016, interest income not recognized on non-accrual loans was minimal.

An aging analysis of past due loans, aggregated by class of loans, as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$492	$—	$—	$492	$135,840	$136,332	$—
Farmland	—	—	—	—	8,448	8,448	—
1 - 4 family residential	815	—	—	815	157,008	157,823	—
Multi-family residential	—	—	—	—	38,265	38,265	—
Commercial Real Estate	—	—	727	727	430,168	430,895	—
Commercial	137	392	781	1,310	345,707	347,017	15
Consumer	9	—	—	9	3,679	3,688	—
	$1,453	$392	$1,508	$3,353	$1,119,115	$1,122,468	$15

	December 31, 2016
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$1,047	$—	$—	$1,047	$161,567	$162,614	$—
Farmland	—	—	—	—	8,262	8,262	—
1 - 4 family residential	510	214	—	724	139,413	140,137	—
Multi-family residential	—	—	—	—	14,683	14,683	—
Commercial Real Estate	—	—	754	754	369,942	370,696	754
Commercial	1,344	438	532	2,314	289,102	291,416	81
Consumer	41	—	—	41	4,048	4,089	—
	$2,942	$652	$1,286	$4,880	$987,017	$991,897	$835

Loans past due 90 days and still accruing, decreased from $835 as of December 31, 2016 to $15 as of June 30, 2017. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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

Impaired loans, including purchased credit impaired (“PCI”) loans and TDRs, at June 30, 2017 and December 31, 2016 are summarized in the following tables.

	June 30, 2017
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	163	163	—	163	—	212
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	1,104	1,104	—	1,104	—	1,140
Commercial	793	540	253	793	137	886
Consumer	86	77	9	86	1	89
Total	$2,146	$1,884	$262	$2,146	$138	$2,327

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	164	164	—	164	—	265
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	382	382	—	382	—	440
Commercial	955	381	574	955	246	463
Consumer	92	81	11	92	4	12
Total	$1,593	$1,008	$585	$1,593	$250	$1,180
Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
During the six months ended June 30, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $653 and $822 as of June 30, 2017 and December 31, 2016, respectively.
During the six months ended June 30, 2017 and 2016 no loans were modified as TDRs.
There was one loan modified as a troubled debt restructured loan within the previous 12 months and for which there was a payment default during the six months ended June 30, 2017 and none for the six months ended June 30, 2016. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.

Interest income recorded during the six months ended June 30, 2017 and 2016 on the restructured loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2017 or December 31, 2016.
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
The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$136,332	$—	$—	$—	$136,332
Farmland	8,448	—	—	—	8,448
1 - 4 family residential	157,564	—	259	—	157,823
Multi-family residential	38,265	—	—	—	38,265
Commercial Real Estate	424,247	5,358	1,290	—	430,895
Commercial	338,701	6,990	1,210	116	347,017
Consumer	3,672	—	16	—	3,688
Total	$1,107,229	$12,348	$2,775	$116	$1,122,468

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897
An analysis of the allowance for loan losses for the six months ended June 30, 2017 and 2016 and year ended December 31, 2016 is as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016
Balance at beginning of year	$8,524	$6,772	$6,772
Provision charged to earnings	1,833	2,050	1,372
Charge-offs	(622)	(333)	(249)
Recoveries	5	35	15
Net charge-offs	(617)	(298)	(234)
Balance at end of year	$9,740	$8,524	$7,910
The allowance for loan losses as a percentage of total loans was 0.87%,  0.86% and 0.85% as of June 30, 2017, December 31, 2016, and June 30, 2016, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Six Months Ended June 30, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(291)	370	554	1,205	(5)	1,833
Charge-offs	—	(11)	—	(611)	—	(622)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	(11)	—	(606)	—	(617)
Balance at end of period	$1,124	$1,475	$3,557	$3,554	$30	$9,740
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$137	$1	$138
Total specific reserves	—	—	—	137	1	138
General reserves	1,124	1,475	3,557	3,417	29	9,602
Total	$1,124	$1,475	$3,557	$3,554	$30	$9,740

	For the Year Ended December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$246	$4	$250
Total specific reserves	—	—	—	246	4	250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

	For the Six Months Ended June 30, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	286	67	397	618	4	1,372
Charge-offs	—	—	—	(240)	(9)	(249)
Recoveries	—	—	—	14	1	15
Net charge-offs (recoveries)	—	—	—	(226)	(8)	(234)
Balance at end of year	$1,390	$1,191	$2,586	$2,716	$27	$7,910
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$80	$4	$84
Total specific reserves	—	—	—	80	4	84
General reserves	1,390	1,191	2,586	2,636	23	7,826
Total	$1,390	$1,191	$2,586	$2,716	$27	$7,910
The Company’s recorded investment in loans as of June 30, 2017 and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	June 30, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$163	$1,104	$793	$86	$2,146
Loans collectively evaluated for impairment	144,780	195,925	429,791	346,224	3,602	1,120,322
Total	$144,780	$196,088	$430,895	$347,017	$3,688	$1,122,468

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$382	$955	$92	$1,593
Loans collectively evaluated for impairment	170,876	154,656	370,314	290,461	3,997	990,304
Total	$170,876	$154,820	$370,696	$291,416	$4,089	$991,897
The Company has acquired certain loans which experienced credit deterioration since origination which are PCI loans. Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.
Servicing Assets
At June 30, 2017, the Company was servicing loans of approximately $44,720. A summary of the changes in the related servicing assets are as follows:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of year	$601	$426
Increase from loan sales	281	111
Amortization charged to income	(88)	(55)
Balance at end of period	$794	$482
The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2017, December 31, 2016, and June 30, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At June 30, 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2017 and December 31, 2016.
5. Income Taxes
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 34.5% and 34.1% for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 32.0% and 33.9%, respectively, for the six months ended June 30, 2017 and 2016. The Company’s provision was impacted by a net discrete tax benefit of $255 primarily associated with the recognition of excess tax benefit on share-based payment awards for the six months ended June 30, 2017.
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 34.8% and 34.1% for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 33.3% and 34.1%, respectively, for the three months ended June 30, 2017 and 2016. The Company’s provision was impacted by a net discrete tax benefit of $83 primarily associated with the recognition of excess tax benefit on share-based payment awards for the three months ended June 30, 2017.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying condensed consolidated balance sheet as of June 30, 2017 is a current tax liability of approximately $94 in accrued interest payable and other liabilities and a net deferred tax asset of approximately $3,452 in other assets. Included in the accompanying condensed consolidated balance sheets as of December 31, 2016 is a current tax receivable of $91 and a net deferred tax asset of $3,467 in other assets.

6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Operating Leases
The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $881 and $684 for the six months ended June 30, 2017 and 2016, respectively.

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
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2017
Investment securities available for sale	$—	$134,708	$—	$134,708
As of December 31, 2016
Investment securities available for sale	$—	$102,559	$—	$102,559
There were no liabilities measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2017 and 2016.
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

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2017
Assets:
Impaired loans	$—	$—	$2,008	$2,008
As of December 31, 2016
Assets:
Impaired loans	$—	$—	$1,343	$1,343
At June 30, 2017, impaired loans had a carrying value of $2,146, with $138 specific allowance for loan loss allocated.
At December 31, 2016, impaired loans had a carrying value of $1,593, with $250 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2017 or December 31, 2016.
For Level 3 financial assets measured at fair value as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,008	Collateral Method	Adjustments for selling costs	8%

December 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,343	Collateral Method	Adjustments for selling costs	8%
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

Cash and cash equivalents:  The carrying amount of cash and cash equivalents approximates their fair value.
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
Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2017 and December 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At June 30, 2017 and December 31, 2016 no valuation allowance was recorded.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of June 30, 2017 and December 31, 2016 were as follows:

	June 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$173,146	$173,146	$234,791	$234,791
Level 2 inputs:
Investment securities	134,708	134,708	102,559	102,559
Loans held for sale	4,118	4,118	5,208	5,208
Accrued interest receivable	3,333	3,333	2,907	2,907
Bank-owned life insurance	20,369	20,369	20,077	20,077
Servicing asset	794	794	601	601
Non-marketable equity securities	7,407	7,407	7,366	7,366
Level 3 inputs:
Loans, net	1,112,688	1,120,692	983,318	987,021
Financial liabilities:
Level 2 inputs:
Deposits	$1,211,107	$1,158,631	$1,119,630	$1,085,888
Advances from FHLB	38,235	38,280	38,306	38,570
Accrued interest payable	125	125	141	141
Junior subordinated debentures	3,093	3,093	3,093	3,093
Subordinated notes	4,946	4,946	4,942	4,942

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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Commitments to extend credit	$269,863	$236,919
Standby and commercial letters of credit	5,936	6,933
	$275,799	$243,852
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
9. Employee Benefits

Defined Contribution Plan
The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the six months ended June 30, 2017 and 2016.
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
Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the six months ended June 30, 2017 and 2016 was approximately $57 and $92, respectively.
The following is a summary of ESOP shares as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Allocated shares	44,257	44,257
Unearned shares	18,783	18,783
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$495	$502

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
During the six months ended June 30, 2017 and 2016, the Company did not award any restricted stock units, non-performance-based stock options or performance-based stock options under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $20 and $42 for the three and six months ended June 30, 2017 and $29 and $57 for the three and six months ended June 30, 2016, respectively.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2017 and 2016, and changes during the period then ended is presented below:

	For the Six Months Ended June 30, 2017
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	4.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Canceled during the period	—	—
Exercised during the period	(15,000)	10.00
Outstanding at the end of period	310,500	$10.16	4.09 years
Options exercisable at end of period	297,000	$10.12	4.00 years
Weighted average fair value of options granted during the period		$—

	For the Six Months Ended June 30, 2016
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	5.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	325,500	$10.15	5.06 years
Options exercisable at end of period	298,200	$10.09	4.91 years
Weighted average fair value of options granted during the period		$—
As of June 30, 2017, December 31, 2016 and June 30, 2016, the aggregate intrinsic value was $5,022, $5,390 and $1,911, respectively, for outstanding non-performance-based stock options, $4,814,  $5,086 and $1,768, respectively, for exercisable non-performance-based stock options.
As of June 30, 2017, December 31, 2016 and June 30, 2016, there was approximately $15, $21 and $36, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense at June 30, 2017 is expected to be recognized over the remaining weighted average requisite service period of 1.00 year.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of June 30, 2017 and 2016, and changes during the six months then ended is as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	27,750	$11.92	39,750	$11.34
Granted during the period	—	—	—	—
Vested during the period	(1,000)	10.85	(6,000)	10.00
Forfeited during the period	(500)	10.85	—	—
Nonvested at June 30,	26,250	$11.98	33,750	$11.58
As of June 30, 2017, December 31, 2016 and June 30, 2016, there was $54,  $90, and $132, respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The unamortized compensation expense as of June 30, 2017 is expected to be recognized over the remaining weighted average requisite service period of 0.74 years.
The fair value of non-performance-based stock options that were exercised during the six months ended June 30, 2017 and 2016 was $422 and $0, respectively. The fair value of restricted stock units that vested during the six months ended June 30, 2017 and 2016 was $26 and $97, respectively.
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

During the six months ended June 30, 2017 , the Company awarded 31,375 non-performance restricted stock units, 25,522 performance based restricted, and 65,440 non-performance-based stock options under the 2014 Omnibus Plan. During the six months ended June 30, 2016, the Company awarded 22,060 non-performance based restricted stock units, and 34,190 market condition restricted stock units, and 71,286 non-performance-based stock options under the 2014 Omnibus Plan.

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

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three and six months ended June 30, 2017, compensation expense for option awards granted under the 2014 Omnibus Plan was approximately $97 and $194, respectively. For the three and six months ended June 30, 2017, compensation expense for restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $277 and $555 respectively.
For the three and six months ended June 30, 2016, compensation expense for option awards granted under the 2014 Omnibus Plan was approximately $53 and $104, respectively. For the three and six months ended June 30, 2016, compensation expense for restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $159 and $302, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	For the Six Months Ended June 30,
	2017	2016
Dividend yield	0.00%	0.00%
Expected life	5.0 to 7.5 years	5.0 to 6.5 years
Expected volatility	32.10% to 37.55%	35.23% to 37.55%
Risk-free interest rate	1.06% to 2.32%	1.26% to 2.01%
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
A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of June 30, 2017 and 2016, and changes during the six months ended is as follows:

	2017			2016
	Non-performance-based Stock Options			Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	128,366	$15.32	8.69 years	52,080	$14.35	9.12 years
Granted during the period	65,440	26.89		71,286	15.88
Forfeited during the period	(3,465)	21.24		—	—
Canceled during the period	—	—		—	—
Exercised during the period	(1,544)	15.00		—	—
Outstanding at the end of period	188,797	$19.22	8.63 years	123,366	$15.23	9.16 years
Options exercisable at end of period	51,204	$14.96	7.93 years	14,693	$14.17	8.51 years
Weighted average fair value of options granted during the period		$10.22			$6.09

As of June 30, 2017, December 31, 2016 and June 30, 2016 the aggregate intrinsic value was $1,342,  $1,462 and $97, respectively, for outstanding stock options under the 2014 Omnibus Plan. As of June 30, 2017, December 31, 2016 and June 30, 2016 the aggregate intrinsic value was $582, $203, and $27, respectively, for exercisable stock options outstanding under the 2014 Omnibus Plan.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of June 30, 2017 and 2016, and changes during the six months ended is as follows:

	2017		2016
	Non-performance Based		Non-performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	67,956	$13.79	70,919	$13.29
Granted during the period	31,375	27.49	22,060	15.63
Vested during the period	(8,475)	25.42	(5,476)	16.07
Forfeited during the period	(2,250)	27.93	—	—
Nonvested at June 30,	88,606	$17.17	87,503	$13.70

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of June 30, 2017 and 2016, and changes during the six months ended is as follows:

	2017		2016
	Performance Based		Performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	51,197	$8.72	25,474	$9.45
Granted during the period	25,522	24.34	34,190	9.52
Vested during the period	(19,861)	15.34	(8,467)	14.17
Forfeited during the period	(2,014)	15.68	—	—
Nonvested at June 30,	54,844	$13.33	51,197	$8.72
As of June 30, 2017, December 31, 2016 and June 30, 2016 there was $881,  $425 and $507 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of June 30, 2017, December 31, 2016 and June 30, 2016 there was $1,923,  $1,089 and $1,348 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.
The fair value of the exercised non-performance-based stock options, vested non-performance restricted stock units, and vested performance based restricted stock units during the six months ended June 30, 2017 was $41, $233, and $530, respectively. For the same period in 2016 the fair value of exercised non-performance-based stock options, vested non-performance restricted stock units, and vested performance based restricted stock units was $0, $87, and $137, respectively.
The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.45 and 2.44 years, respectively.
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
Management believes, as of June 30, 2017 and December 31, 2016 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of June 30, 2017 and December 31, 2016, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2017 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total capital (to risk-weighted assets)
Company	$236,955	18.92%	$100,192	8.0%	n/a	n/a
Bank	139,381	11.14%	100,094	8.0%	$125,118	10.0%
Tier 1 capital (to risk-weighted assets)
Company	222,269	17.75%	75,133	6.0%	n/a	n/a
Bank	129,642	10.36%	75,082	6.0%	100,110	8.0
Common equity tier 1 to risk-weighted assets
Company	219,176	17.50%	56,360	4.5%	n/a	n/a
Bank	129,642	10.36%	56,312	4.5%	81,339	6.5
Tier 1 capital (to average assets)
Company	222,269	15.09%	58,918	4.0%	n/a	n/a
Bank	129,642	8.81%	58,861	4.0%	73,577	5.0
As of December 31, 2016
Total capital (to risk-weighted assets)
Company	$228,566	22.02%	$83,039	8.0%	n/a	n/a
Bank	130,237	12.55%	83,020	8.0%	$103,775	10.0%
Tier 1 capital (to risk-weighted assets)
Company	215,057	20.72%	62,275	6.0%	n/a	n/a
Bank	121,713	11.73%	62,257	6.0%	83,010	8.0
Common equity tier 1 to risk-weighted assets
Company	211,964	20.42%	46,711	4.5%	n/a	n/a
Bank	121,713	11.73%	46,693	4.5%	67,445	6.5
Tier 1 capital (to average assets)
Company	$215,057	16.82%	51,143	4.0%	n/a	n/a
Bank	121,713	9.52%	51,140	4.0%	63,925	5.0
13. Business Combinations
Pending Merger with Sovereign Bancshares, Inc.
On December 14, 2016, the Company entered into a definitive agreement ("the merger agreement") with Dallas-based Sovereign Bancshares, Inc. ("Sovereign") and its wholly-owned subsidiary Sovereign Bank. The merger agreement provides for the merger of Spartan Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into Sovereign. Following the merger, Sovereign will merge with and into the Company with the Company surviving and Sovereign Bank will merge with and into Veritex Community Bank with Veritex Community Bank surviving. As of June 30, 2017, Sovereign reported, on a consolidated basis, total assets of $1.0 billion and total deposits of $813.0 million. Upon the completion of the proposed merger with Sovereign, the Company expects to acquire Sovereign’s seven additional branches in the Dallas-Forth Worth metroplex, two branches in the Austin, Texas metropolitan area and one branch in the Houston, Texas metropolitan area. Under the terms of the merger agreement, the Company will issue 5,117,647 shares of its common stock and will pay approximately $58.0 million in cash for all of the shares of Sovereign’s common stock, subject to certain conditions and potential adjustments as described in the merger agreement.

Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of senior Non-Cumulative Perpetual Preferred Stock, Series C, no par value (“Sovereign SBLF Preferred Stock”) issued and outstanding immediately prior to the effective time shall be converted into one share of Senior Non-Cumulative Perpetual, Series D preferred stock of the Company (“Veritex Series D Preferred Stock”). Each share of the Veritex Series D Preferred Stock would provide the same rights, preferences, privileges and voting powers, and be subject to the same limitations and restrictions, as Sovereign SBLF Preferred Stock, taken as a whole, existing immediately prior to the consummation of the merger. In connection with consummation of the transaction, the merger agreement provides that two representatives of Sovereign’s board of directors will join the Company’s board of directors. The merger agreement contains customary representations, warranties and covenants by the Company and Sovereign. On April 6, 2017, the Company and Sovereign each held a special meeting of its shareholders where the Company’s shareholders approved the issuance of the shares of common stock and Sovereign’s shareholders approved the merger agreement. On July 7, 2017, the Company received the regulatory approval from the Board of Governors of the Federal Reserve System and the merger is expected to close on or about August 1, 2017, subject to the satisfaction or waiver of the customary closing conditions outlined in the merger agreement.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our pending acquisition of Sovereign, we expect our primary market to include the broader Dallas-Fort Worth metropolitan area, which also encompasses Fort Worth and Arlington, as well as the Houston and Austin metropolitan areas. We currently operate eleven branches and one mortgage office, all of which are located in the Dallas metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas. We have experienced significant organic growth since commencing banking operations in 2010 and have successfully acquired and integrated four banks. As of June 30, 2017, we had total assets of $1.5 billion, total loans of $1.1 billion, total deposits of $1.2 billion and total stockholders’ equity of $247.6 million.

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

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

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

For the six months ended June 30, 2017, net interest income totaled $23.6 million and net interest margin and net interest spread were 3.37% and 3.07%, respectively. For the six months ended June 30, 2016, net interest income totaled $19.9 million and net interest margin and net interest spread were 3.89% and 3.66%, respectively. The increase in net interest income of $3.7 million was due to $3.5 million in increased interest income on loans resulting from organic growth as average loan balances increased $153.7 million compared to the six months ended June 30, 2016. The decline in net interest margin and net interest spread was primarily attributable to a 45 basis point decrease in the average yield on interest-earning assets. This decrease was due a change in the mix of interest-earning assets as average interest-earning deposits in other banks as a percentage of total average interest-earning assets increased from 6.3% for the six months ended June 30, 2016 to 17.5% for the six months ended June 30, 2017. Interest-earning deposits in other banks traditionally provide lower average yields than other interest earning assets such as loans and investment securities.

For the six months ended June 30, 2017, interest expense totaled $3.7 million and the average rate paid on interest-bearing liabilities was 0.83%. For the six months ended June 30, 2016, interest expense totaled $2.3 million and the average rate paid on interest-bearing liabilities was 0.69%. The increase in interest expense of $1.4 million was primarily due to a $1.4 million increase in deposit-related interest expense resulting from average interest-bearing deposit increases of $243.2 million to $864.5 million for the six months ended June 30, 2017 from $621.4 million for the six months ended June 30, 2016. The increase in interest expense was primarily the result of increases in money market accounts as balances increased $152.7 million and interest expense paid on these balances increased $1.2 million. The increase in the average rate paid on interest-bearing liabilities of 14 basis points was primarily due to a 14 basis point increase in the average cost of interest-bearing deposits to 0.79% for the six months ended June 30, 2017 from 0.65% for the six months ended June 30, 2016. This increase was the result of a 23 basis point increase in the average interest rate paid on money market accounts from 0.68% for the six months ended June 30, 2016 to 0.91% for the six months ended June 30, 2017.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$1,039,202	$24,907	4.83%	$885,491	$21,407	4.86%
Securities available for sale	127,557	1,310	2.07	79,032	679	1.73
Investment in subsidiary	93	1	2.17	93	2	4.32
Interest-earning deposits in other banks	247,077	1,158	0.95	64,804	173	0.54
Total interest-earning assets	1,413,929	27,376	3.90	1,029,420	22,261	4.35
Allowance for loan losses	(8,839)			(7,248)
Noninterest-earning assets	104,258			91,227
Total assets	$1,509,348			$1,113,399
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$864,515	$3,389	0.79%	$621,352	$2,007	0.65%
Advances from FHLB	38,275	159	0.84	49,011	143	0.59
Other borrowings	8,065	199	4.98	8,076	192	4.78
Total interest-bearing liabilities	910,855	3,747	0.83	678,439	2,342	0.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	351,373			296,162
Other liabilities	3,189			2,655
Total noninterest-bearing liabilities	354,562			298,817
Stockholders’ equity	243,931			136,143
Total liabilities and stockholders’ equity	$1,509,348			$1,113,399
Net interest rate spread(2)			3.07%			3.66%
Net interest income		$23,629			$19,919
Net interest margin(3)			3.37%			3.89%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $2,634 and $4,367 and deferred loan fees of $46 and $60 for the six months ended June 30, 2017 and 2016, respectively.

(2)	Net interest spread is the average yield on interest‑earning assets minus the average rate on interest‑bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Six Months Ended
	June 30, 2017 vs. 2016
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,706	$(206)	$3,500
Securities available for sale	416	215	631
Investment in subsidiary	—	(1)	(1)
Interest-earning deposits in other banks	488	497	985
Total increase in interest income	4,610	505	5,115
Interest-bearing liabilities:
Interest-bearing deposits	783	599	1,382
Advances from FHLB	(31)	47	16
Other borrowings	—	7	7
Total increase in interest expense	752	653	1,405
Increase (decrease) in net interest income	$3,858	$(148)	$3,710
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.8 million for the six months ended June 30, 2017, compared to $1.4 million for the same period in 2016, an increase of $461 thousand, or 33.6%. The increase in provision expense was due mainly to loan growth as well as an increase in general reserves due to changes in qualitative factors around the nature, volume and mix of the loan portfolio for the six months ended June 30, 2017 as compared to the same period in 2016. In addition, net charge-offs increased $383 thousand for the six months ended June 30, 2017 compared to the same period in 2016.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,064	$877	$187
Gain on sales of investment securities	—	15	(15)
Gain on sales of loans	1,562	1,282	280
Loss on sales of other assets owned	(8)	—	(8)
Bank-owned life insurance	373	384	(11)
Other	310	227	83
Total noninterest income	$3,301	$2,785	$516
Noninterest income for the six months ended June 30, 2017 increased $516 thousand, or 18.5%, to $3.3 million compared to noninterest income of $2.8 million for the same period in 2016. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $1.1 million for the six months ended June 30, 2017, an increase of $187 thousand over the same period in 2016. The increase was primarily attributable to growth in the number of deposit accounts and an increase in transaction fees and service charges from new and existing customers.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $1.6 million for the six months ended June 30, 2017 compared to $1.3 million for the same period of 2016. This increase of $280 thousand was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $540 thousand, offset by a decrease in gain on sale of mortgage loans by $67 thousand and the absence of a one-time $193 thousand gain on sale of loans acquired with the IBT loan portfolio which was recorded in March 31, 2016.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended		Increase
	June 30,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Salaries and employee benefits	$7,550	$6,763	$787
Non-staff expenses:
Occupancy and equipment	2,026	1,795	231
Professional fees	1,986	1,076	910
Data processing and software expense	732	554	178
FDIC assessment fees	651	269	382
Marketing	469	411	58
Other assets owned expenses and write-downs	38	130	(92)
Amortization of intangibles	190	190	—
Telephone and communications	208	197	11
Other	1,382	892	490
Total noninterest expense	$15,232	$12,277	$2,955

Noninterest expense for the six months ended June 30, 2017 increased $3.0 million or 24.1% to $15.2 million compared to noninterest expense of $12.3 million for the six months ended June 30, 2016. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $7.6 million for the six months ended June 30, 2017, an increase of $787 thousand, or 11.6%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $953 thousand resulting from higher headcount and annual merit increses given to employees during the six months ended June 30, 2017. Incentive costs also increased $462 thousand which included lender incentive increases of $360 thousand and employee stock compensation increases of $208 thousand. Employee benefits and payroll taxes also increased $165 thousand and $113 thousand, respectively, compared to the same period in 2016. These increases in salaries and employee benefits were partially offset by the deferral of direct origination costs which increased $907 thousand as a result of the growth in loans during the six months ended June 30, 2017 compared to the same period in 2016.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $2.0 million for the six months ended June 30, 2017 compared to $1.8 million for the same period in 2016. The increase of $231 thousand was primarily due to the leasing of additional office space beginning June 1, 2016 at the corporate headquarters location and additional lease expense associated with the opening of the Turtle Creek branch beginning January 2017.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $2.0 million for the six months ended June 30, 2017 compared to $1.1 million for the same period in 2016, an increase of $910 thousand or 84.6%. The increase was primarily due to the increase of $786 thousand in legal and professional fees. Legal fees increased $138 thousand compared to the same period in 2016 primarily from developing a corporate strategic plan in 2017. Professional services increased $458 thousand during the six months ended June 30, 2017 primarily for conversion planning in preparation of the acquisition of Sovereign.

 FDIC assessment fees. FDIC assessment fees were $651 thousand for the six months ended June 30, 2017 and $269 thousand for the same period in 2016. The increase in FDIC assessment fees is primarily a result of a catch-up in prior period assessments.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $490 thousand, or 54.9%, to $1.4 million for the six months ended June 30, 2017, compared to $892 thousand for the same period in 2016 primarily related to increases in dues and memberships of $132 thousand, ATM and interchange expense of $115 thousand and corporate insurance of $86 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2017, the Company did not believe a valuation allowance was necessary.

For the six months ended June 30, 2017, income tax expense totaled $3.2 million, an increase of $83 thousand, or 2.7%, compared to $3.1 million for the same period in 2016. The increase was primarily attributable to the $810 thousand increase in net income from operations compared to the six months ended June 30, 2016.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.5% and 34.1% for the six months ended June 30, 2017 and 2016, respectively. Inclusive of the net impact of discrete items, the Company’s estimated effective tax rates for the six months ended June 30, 2017 and 2016 of 32.0% and 33.9%, respectively. The Company’s provision for income taxes for the six months ended June 30, 2017 was impacted by a net discrete tax benefit of $255 thousand primarily associated with the recognition of excess tax benefit realized on share-based payment awards.
Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016
Net Interest Income
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
Compared to the three months ended June 30, 2016, net interest income before provision for loan losses increased by $2.1 million from $10.2 million to $12.4 million for the three months ended June 30, 2017. The increase in net interest income before provision for loan losses was primarily due to a $2.0 million increase in interest income on loans resulting from average loan balance increases of $156.3 million compared to June 30, 2016. The net interest margin declined to 3.53% for the three months ended June 30, 2017 from 3.90% for the same three-month period in 2016. The 37 basis point decrease in net interest margin was partially due to a change in mix of interest-earning assets as average interest-earning deposits in other banks as a percentage of total average interest earning assets represented 14.2% for the three months ended June 30, 2017 compared to 5.6% for the three months ended June 30, 2016. Interest-earning deposits in other banks traditionally provide lower average yields than other interest earning assets such as loans and investment securities. In addition, the net interest margin decline was impacted by the increasing rate paid on interest-bearing liabilities. The rate paid on interest-bearing liabilities increased from 0.68% for the three months ended June 30, 2016 to 0.80% for the same period in 2017. The 12 basis point increase was related to a 12 basis point increase in interest-bearing deposits, primarily as a result of increases in financial institution money market account rates.
For the three months ended June 30, 2017, interest expense totaled $1.9 million and the average rate paid on interest-bearing liabilities was 0.84%. For the three months ended June 30, 2016, interest expense totaled $1.2 million and the average rate paid on interest-bearing liabilities was 0.72%. The increase in interest expense of $682 thousand was primarily due to a $670 thousand increase in deposit-related interest expense resulting from average interest-bearing deposit increases of $233.7 million to $870.5 million for the three months ended June 30, 2017 from $636.9 million for the three months ended June 30, 2016. The increase in interest expense was primarily the result of increases in money market accounts as interest expense paid on these balances increased $575 thousand. The increase in the average rate paid on interest-bearing liabilities of 12 basis points was primarily due to a 12 basis point increase in the average cost of interest-bearing deposits to 0.80% for the three months ended June 30, 2017 from 0.68% for the three months ended June 30, 2016. This increase was the result of a 27 basis point increase in the average interest rate paid on money market accounts from 0.71% for the three months ended June 30, 2016 to 0.98% for the three months ended June 30, 2017.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$1,070,436	$13,024	4.88%	$914,121	$11,052	4.86%
Securities available for sale	135,795	735	2.17	80,498	344	1.72
Investment in subsidiary	93	—	—	93	1	4.32
Interest-bearing deposits in other banks	199,050	548	1.10	59,506	80	0.54
Total interest-earning assets	1,405,374	14,307	4.08	1,054,218	11,477	4.38
Allowance for loan losses	(9,117)			(7,604)
Noninterest-earning assets	104,819			92,179
Total assets	$1,501,076			$1,138,793
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$870,542	$1,742	0.80%	$636,875	$1,072	0.68%
Advances from FHLB	38,258	89	0.93	54,425	80	0.59
Other borrowings	8,067	100	4.97	8,077	97	4.83
Total interest-bearing liabilities	916,867	1,931	0.84	699,377	1,249	0.72
Noninterest-bearing liabilities:
Noninterest-bearing deposits	334,813			298,887
Other liabilities	3,156			2,687
Total noninterest-bearing liabilities	337,969			301,574
Stockholders’ equity	246,240			137,842
Total liabilities and stockholders’ equity	$1,501,076			$1,138,793
Net interest rate spread(2)			3.24%			3.66%
Net interest income		$12,376			$10,228
Net interest margin(3)			3.53%			3.90%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $3,169 and $5,192 and deferred loan fees of $42 and $60 for the three months ended June 30, 2017 and 2016, respectively.
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

	For the Three Months Ended
	June 30, 2017 vs. 2016
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,895	$77	$1,972
Securities available for sale	237	154	391
Investment in subsidiary	—	(1)	(1)
Interest-bearing deposits in other banks	188	280	468
Total increase in interest income	2,320	510	2,830
Interest-bearing liabilities:
Interest-bearing deposits	394	276	670
Advances from FHLB	(24)	33	9
Other borrowings	—	3	3
Total increase in interest expense	370	312	682
Increase (decrease) in net interest income	$1,950	$198	$2,148
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $943 thousand for the three months ended June 30, 2017 and $527 thousand for the same period in 2016, an increase of $416 thousand. The increase in provision expense was due primarily to loan growth as well as an increase in general reserves due to changes in qualitative factors around the nature, volume, and mix of the loan portfolio.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans, gains on the sale of other assets owned, gain on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which we generally recognize over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30,
	2017	2016	2017 vs. 2016
	(Dollars in thousands)

Service charges and fees on deposit accounts	$555	$443	$112
Gain on sales of loans	815	620	195
Loss on sales of other assets owned	(8)	—	(8)
Bank-owned life insurance	186	191	(5)
Other	218	158	60
Total noninterest income	$1,766	$1,412	$354

Noninterest income for the three months ended June 30, 2017 increased $354 thousand, or 25.1%, to $1.8 million compared to noninterest income of $1.4 million for the same period in 2016. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $555 thousand and $443 thousand for the three months ended June 30, 2017 and 2016, respectively. The increase of $112 thousand was attributable to growth in the number of deposit accounts and an increase transaction fees and service charges from new and existing customers.
Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $815 thousand for the three months ended June 30, 2017 compared to $620 thousand for the same period of 2016. The increase of $195 thousand was primarily due to increased sales of SBA-guaranteed loans resulting in incremental gains of $285 thousand, offset by a decrease in the gain on sale of mortgage loans by $90 thousand.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	June 30,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Salaries and employee benefits	$3,642	$3,589	$53
Non-staff expenses:
Occupancy and equipment	1,015	894	121
Professional fees	1,188	503	685
Data processing and software expense	372	270	102
FDIC assessment fees	393	132	261
Marketing	225	211	14
Other assets owned expenses and write-downs	13	55	(42)
Amortization of intangibles	95	95	—
Telephone and communications	106	100	6
Other	733	452	281
Total noninterest expense	$7,782	$6,301	$1,481
Noninterest expense for the three months ended June 30, 2017 increased $1.5 million, or 23.5%, to $7.8 million compared to noninterest expense of $6.3 million for the same period in 2016. The most significant components of the increase were as follows:
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $1.2 million for the three months ended June 30, 2017 compared to $503 thousand for the same period in 2016, an increase of $685 thousand or 136.2%. This increase was the result of an increase in legal services of $152 thousand primarily in connection with developing a corporate strategic plan in the second quarter of 2017 and from an increase in professional services of $336 thousand primarily for conversion planning in preparation of the acquisition of Sovereign.
FDIC assessment fees. FDIC assessment fees were $393 thousand for the three months ended June 30, 2017 and $132 thousand for the same period in 2016. The increase in FDIC assessment fees was primarily a result of a catch-up in prior period assessments.
Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $281 thousand, or 62.2%, to $733 thousand for the three months ended June 30, 2017, compared to $452 thousand for the same period in 2016 primarily related to increased dues and memberships of $122 thousand and increased ATM and interchange expense of $67 thousand.
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
Income tax expense for the three months ended June 30, 2017 totaled $1.8 million, an increase of $163 thousand, or 9.9%, compared to $1.6 million for the same period in 2016. The change in income tax expense from the three months ended June 30, 2016 was primarily due to the $605 thousand increase in net income from operations offset by the impact of the net discrete tax benefit of $83 thousand primarily associated with the recognition of excess tax benefit on share-based payment awards during the three months ended June 30, 2017 compared to no net discrete tax benefit during the three months ended June 30, 2016.

The Company’s effective tax rate, before the net impact of discrete items, was approximately 34.8% for the three months ended June 30, 2017 compared to 34.1% for the three months ended June 30, 2016. The Company’s effective tax rate, after the net impact of discrete items, was approximately 33.3% and 34.1% for the three months ended June 30, 2017 and 2016.
Financial Condition

Our total assets increased $100.1 million, or 7.1%, from $1.4 billion as of December 31, 2016 to $1.5 billion as of June 30, 2017. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2017, total loans were $1.1 billion, an increase of $130.6 million, or 13.2%, compared to $991.9 million as of December 31, 2016. These increases were primarily due to our continued penetration in our primary market area. In addition to these amounts, $4.1 million and $5.2 million in loans were classified as held for sale as of June 30, 2017 and December 31, 2016, respectively.

Total loans as a percentage of deposits were 92.7% and 88.6% as of June 30, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 74.4% and 70.4% as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$347,017	30.9%	$291,416	29.4%
Real estate:
Construction and land	136,332	12.1%	162,614	16.4%
Farmland	8,448	0.8%	8,262	0.8%
1 - 4 family residential	157,823	14.1%	140,137	14.1%
Multi-family residential	38,265	3.4%	14,683	1.5%
Commercial Real Estate	430,895	38.4%	370,696	37.4%
Consumer	3,688	0.3%	4,089	0.4%
Total loans held for investment	$1,122,468	100.0%	$991,897	100%
Total loans held for sale	$4,118		$5,208

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

The following table presents information regarding non-performing assets at the dates indicated:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans	$1,514	$941
Accruing loans 90 or more days past due	15	835
Total nonperforming loans	1,529	1,776
Other real estate owned:
Commercial real estate, construction, land and land development	493	493
Residential real estate	—	169
Total other real estate owned	493	662
Total nonperforming assets	$2,022	$2,438
Restructured loans—non-accrual	21	170
Restructured loans—accruing	632	652
Ratio of nonperforming loans to total loans	0.14%	0.18%
Ratio of nonperforming assets to total assets	0.13%	0.17%

We had $2.0 million and $2.4 million in nonperforming assets as of June 30, 2017 and December 31, 2016, respectively. We had $1.5 million in nonperforming loans as of June 30, 2017 compared to $1.8 million as of December 31, 2016.
The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	727	—
Commercial	778	930
Consumer	9	11
Total	$1,514	$941

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
The following tables summarize our internal ratings of our loans, including PCI loans, as of the dates indicated.

	As of June 30, 2017
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$136,332	$—	$—	$—	$136,332
Farmland	8,448	—	—	—	8,448
1 - 4 family residential	157,564	—	259	—	157,823
Multi-family residential	38,265	—	—	—	38,265
Commercial Real Estate	424,247	5,358	1,290	—	430,895
Commercial	338,701	6,990	1,210	116	347,017
Consumer	3,672	—	16	—	3,688
Total	$1,107,229	$12,348	$2,775	$116	$1,122,468

	As of December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897

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
As of June 30, 2017, the allowance for loan losses totaled $9.7 million, or 0.87%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $8.5 million, or 0.86%, of total loans. The increase in the allowance compared to December 31, 2016 was primarily due to loan growth and an increase in the general reserves from changes in qualitative factors around the nature, volume and mix of the loan portfolio. Ending balances for the purchase discount related to non-impaired acquired loans were $376 thousand and $566 thousand, as of June 30, 2017 and December 31, 2016, respectively. Purchased credit impaired loans are not considered nonperforming loans. Purchased credit impaired loans were insignificant as of June 30, 2017 and December 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Six Months Ended	For the Six Months Ended	For the Year Ended
	June 30, 2017	June 30, 2016	December 31, 2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,036,614	$881,185	$919,441
Gross loans outstanding at end of period(1)	$1,122,468	$928,000	$991,897
Allowance for loan losses at beginning of period	$8,524	$6,772	$6,772
Provision for loan losses	1,833	1,372	2,050
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—
Residential	(11)	—	—
Commercial Real Estate	—	—	—
Commercial	(611)	(240)	(314)
Consumer	—	(9)	(19)
Total charge-offs	(622)	(249)	(333)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Commercial Real Estate	—	—	—
Commercial	5	14	32
Consumer	—	1	3
Total recoveries	5	15	35
Net charge-offs	(617)	(234)	(298)
Allowance for loan losses at end of period	$9,740	$7,910	$8,524
Ratio of allowance to end of period loans	0.87%	0.85%	0.86%
Ratio of net charge-offs to average loans	0.06%	0.03%	0.03%
_______________________________

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2016 to June 30, 2017. Loan balances increased from $991.9 million as of December 31, 2016 to $1.1 billion as of June 30, 2017. Our allowance as a percentage of our total loan portfolio has increased as of June 30, 2017 from June 30, 2016 primarily due to loan growth and an increase in the general reserves from changes in qualitative factors around the nature, volume and mix of the loan portfolio.

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
The following table shows the allowance for loan losses by loan category and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of		As of
	June 30, 2017		December 31, 2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,056	10.8%	$1,346	15.8%
Farmland	68	0.7	69	0.8
1 - 4 family residential	1,150	11.8	999	11.7
Multi-family residential	325	3.3	117	1.4
Commercial Real Estate	3,557	36.5	3,003	35.2
Total real estate	$6,156	63.1%	$5,534	64.9%
Commercial	3,554	36.6	2,955	34.7
Consumer	30	0.3	35	0.4
Total allowance for loan losses	$9,740	100.0%	$8,524	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2017, the carrying amount of investment securities totaled $134.7 million, an increase of $32.1 million or 31.3% compared to $102.6 million as of December 31, 2016. Securities represented 8.9% and 7.3% of total assets as of June 30, 2017 and December 31, 2016, respectively.
Our investment portfolio consists entirely of securities classified as available for sale. As a result, the carrying values of our investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of accumulated other comprehensive income in stockholders’ equity. The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates shown:

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$691	$—	$10	$681
Corporate securities	7,500	197	—	7,697
Municipal securities	14,914	42	126	14,830
Mortgage-backed securities	65,814	115	340	65,589
Collateralized mortgage obligations	45,370	158	316	45,212
Asset-backed securities	688	11	—	699
Total	$134,977	$523	$792	$134,708

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
Total	$104,450	$128	$2,019	$102,559

All of our mortgage-backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of June 30, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of June 30, 2017
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$338	1.83%	$343	2.05%	$—	—%	$681	1.94%
Corporate securities	—	—	7,697	5.28	—	—	—	5.24	7,697	5.28
Municipal securities	—	—	3,614	2.11	4,092	2.00	7,124	2.55	14,830	2.29
Mortgage-backed securities	—	—	49,888	1.98	15,621	2.42	80	2.71	65,589	2.09
Collateralized mortgage obligations	170	2.84	35,126	1.97	9,916	2.26	—	—	45,212	2.04
Asset-backed securities	—	—	—	—	699	1.85	—	—	699	1.85
Total	$170	2.84%	$96,663	1.82%	$30,671	2.30%	$7,204	2.55%	$134,708	1.97%

	As of December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$345	1.62%	$351	2.02%	$—	—%	$696	1.82%
Municipal securities	—	—	3,630	2.13	2,995	1.96	7,417	2.51	14,042	2.29
Mortgage-backed securities	—	—	37,307	1.63	11,731	2.22	81	2.10	49,119	1.77
Collateralized mortgage obligations	262	2.98	36,850	1.73	815	2.42	—	—	37,927	1.75
Asset-backed securities	—	—	775	1.40	—	—	—	—	775	1.40
Total	$262	2.98%	$78,907	1.70%	$15,892	2.18%	$7,498	2.51%	$102,559	1.83%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 4.18 years and 4.39 years with an estimated effective duration of 3.01 years and 3.30 years as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of June 30, 2017 were $1.2 billion, an increase of $91.5 million, or 8.2%, compared to $1.1 billion as of December 31, 2016. The increase from December 31, 2016 was primarily due to an increase of $101.3 million in savings accounts, $9.4 million in non-interest bearing deposits, and $6.4 million in business checking. The increase was partially offset by a decrease of $18.2 million in time deposits as well as a decrease of $9.0 million in wholesale deposits. The increase in deposits was primarily due to a single customer deposit of $101.9 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2017 and December 31, 2016, total borrowing capacity of $412.9 million and $369.4 million, respectively, was available under this arrangement and $38.2 million and $38.3 million, respectively, was outstanding with a weighted average interest rate of 0.93% for the three months ended June 30, 2017 and 0.60% for the year ended December 31, 2016. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
June 30, 2017
Amount outstanding at period-end	$38,235
Weighted average interest rate at period-end	1.26%
Maximum month-end balance during the period	38,294
Average balance outstanding during the period	38,275
Weighted average interest rate during the period	0.84%
December 31, 2016
Amount outstanding at period-end	$38,306
Weighted average interest rate at period-end	0.77%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	43,649
Weighted average interest rate during the period	0.60%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2017 and December 31, 2016, $170.1 million and $197.3 million, respectively, were available under this arrangement. As of June 30, 2017, approximately $228.2 million in commercial loans were pledged as collateral. As of June 30, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
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
The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of June 30, 2017 and December 31, 2016 was 3.10% and 2.70%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Junior subordinated debentures	$3,093	$3,093
Subordinated notes	4,946	4,942
Total	$8,039	$8,035

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2017 and the year ended December 31, 2016, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of June 30, 2017 and December 31, 2016. There were no advances under these lines of credit outstanding as of June 30, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.5 billion for the six months ended June 30, 2017 and $1.2 billion for the year ended December 31, 2016.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	23.3%	25.5%
Interest-bearing	57.3	57.9
Advances from FHLB	2.5	3.7
Other borrowings	0.5	0.7
Other liabilities	0.2	0.2
Stockholders’ equity	16.2	12.0
Total	100.0%	100.0%
Uses of Funds:
Loans	68.2%	77.2%
Securities available for sale	8.5	7.1
Interest-bearing deposits in other banks	16.4	7.8
Other noninterest-earning assets	6.9	7.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	28.9%	30.5%
Average loans to average deposits	84.7%	92.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 17.3% for the six months ended June 30, 2017 compared to the same period in 2016. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of June 30, 2017, we had outstanding $269.9 million in commitments to extend credit and $5.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $236.9 million in commitments to extend credit and $6.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2017, we had cash and cash equivalents of $173.1 million compared to $234.8 million as of December 31, 2016. The decrease was primarily due to the funding of loan and investment growth over the period. Additionally, in December 31, 2016 we received $94.5 million net proceeds from the sale of common stock in an underwritten public offering of which $58.0 million is to pay the aggregate cash consideration for the Sovereign merger which is expected to close during the third quarter of 2017.
Capital Resources
Total stockholders’ equity increased to $247.6 million as of June 30, 2017, compared to $239.1 million as of December 31, 2016, an increase of $8.5 million, or 3.6%. The increase from December 31, 2016 was primarily the result of $6.7 million in net income for the period.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2017 and December 31, 2016, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$236,955	18.92%	$228,566	22.02%
Tier 1 capital (to risk-weighted assets)	222,269	17.75	215,057	20.72
Common equity tier 1 (to risk-weighted assets)	219,176	17.50	211,964	20.42
Tier 1 capital (to average assets)	222,269	15.09	215,057	16.82
Veritex Community Bank
Total capital (to risk-weighted assets)	$139,381	11.14%	$130,237	12.55%
Tier 1 capital (to risk-weighted assets)	129,642	10.36	121,713	11.73
Common equity tier 1 (to risk-weighted assets)	129,642	10.36	121,713	11.73
Tier 1 capital (to average assets)	129,642	8.81	121,713	9.52
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $269.9 million and $5.9 million, respectively, as of June 30, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of June 30, 2017		As of December 31, 2016
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	9.27%	8.16%	12.60%	11.67%
+ 200	7.21%	9.98%	9.63%	12.04%
+ 100	4.67%	8.62%	6.14%	9.29%
Base	0.23%	—%	0.99%	—%
−100	(3.56)%	(11.17)%	(2.56)%	(11.22)%
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
The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared to our book value per common share:

	As of June 30,		As of December 31,
	2017	2016	2016
	(Dollars in thousands, except share data)
Tangible Common Equity
Total stockholders’ equity	$247,602	$138,850	$239,088
Adjustments:
Goodwill	(26,865)	(26,865)	(26,865)
Intangible assets	(2,171)	(2,264)	(2,181)
Total tangible common equity	$218,566	$109,721	$210,042
Common shares outstanding(1)	15,233,010	10,727,863	15,195,328
Book value per common share	$16.25	$12.94	$15.73
Tangible book value per common share	$14.35	$10.23	$13.82

(1)
Excludes the dilutive effect, if any, of 499,000,  449,000 and 454,000 shares of common stock issuable upon exercise of outstanding stock options as of June 30, 2017, June 30, 2016 and December 31, 2016, respectively, and 170,000,  172,000, and 147,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of June 30, 2017, June 30, 2016 and December 31, 2016, respectively.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Tangible Common Equity
Total stockholders’ equity	$247,602	$239,088
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,171)	(2,181)
Total tangible common equity	$218,566	$210,042
Tangible Assets
Total assets	$1,508,589	$1,408,507
Adjustments:
Goodwill	(26,865)	(26,865)
Intangible assets	(2,171)	(2,181)
Total tangible assets	$1,479,553	$1,379,461
Tangible Common Equity to Tangible Assets	14.77%	15.23%
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At June 30, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2*	Third Amended and Restated Bylaws of Veritex Holdings, Inc.

3.3*	Third Amended and Restated Bylaws of Veritex Holdings, Inc., marked to show amendments effective as of May 18, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: July 25, 2017	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2017	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)