Form 10-Q
period 2017-09-30
Veritex Holdings, Inc.
filed 2017-10-26
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

As of October 25, 2017, there were 22,648,718 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2017 and December 31, 2016
(Dollars in thousands, except par value information)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$21,879	$15,631
Interest bearing deposits in other banks	129,497	219,160
Total cash and cash equivalents	151,376	234,791
Investment securities	204,788	102,559
Loans held for sale	2,179	5,208
Loans, net of allowance for loan losses of $10,492 and $8,524, respectively	1,896,989	983,318
Accrued interest receivable	6,387	2,907
Bank-owned life insurance	20,517	20,077
Bank premises, furniture and equipment, net	40,129	17,413
Non-marketable equity securities	10,283	7,366
Investment in unconsolidated subsidiary	352	93
Other real estate owned	738	662
Intangible assets, net of accumulated amortization of $2,783 and $2,198, respectively	10,531	2,181
Goodwill	135,832	26,865
Other assets	14,760	5,067
Total assets	$2,494,861	$1,408,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$495,627	$327,614
Interest-bearing	1,490,031	792,016
Total deposits	1,985,658	1,119,630
Accounts payable and accrued expenses	4,017	2,914
Accrued interest payable and other liabilities	4,368	534
Advances from Federal Home Loan Bank	38,200	38,306
Junior subordinated debentures	11,702	3,093
Subordinated notes	4,987	4,942
Total liabilities	2,048,932	1,169,419
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2017 and December 31, 2016; 22,643,713 and 15,195,328 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (excluding 10,000 shares held in treasury)	227	152
Additional paid-in capital	404,900	211,173
Retained earnings	41,143	29,290
Unallocated Employee Stock Ownership Plan shares; 18,783 shares at September 30, 2017 and December 31, 2016	(209)	(209)
Accumulated other comprehensive loss	(62)	(1,248)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	445,929	239,088
Total liabilities and stockholders’ equity	$2,494,861	$1,408,507
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$20,706	$11,589	$45,613	$32,996
Interest on investment securities	941	335	2,251	1,014
Interest on deposits in other banks	629	129	1,787	302
Interest on other	3	1	4	2
Total interest income	22,279	12,054	49,655	34,314
Interest expense:
Interest on deposit accounts	2,812	1,381	6,201	3,388
Interest on borrowings	338	156	696	491
Total interest expense	3,150	1,537	6,897	3,879
Net interest income	19,129	10,517	42,758	30,435
Provision for loan losses	752	238	2,585	1,610
Net interest income after provision for loan losses	18,377	10,279	40,173	28,825
Noninterest income:
Service charges and fees on deposit accounts	669	433	1,733	1,309
Gain on sales of investment securities	205	—	205	15
Net gain on sales of loans and other assets owned	705	1,036	2,259	2,318
Bank-owned life insurance	188	193	561	577
Other	210	231	520	460
Total noninterest income	1,977	1,893	5,278	4,679
Noninterest expense:
Salaries and employee benefits	5,921	3,920	13,471	10,683
Occupancy and equipment	1,596	923	3,622	2,718
Professional fees	1,973	785	3,959	1,861
Data processing and software expense	719	296	1,451	850
FDIC assessment fees	410	179	1,061	447
Marketing	436	293	905	704
Other assets owned expenses and write-downs	71	9	109	139
Amortization of intangibles	223	95	413	285
Telephone and communications	230	98	438	295
Other	943	431	2,325	1,323
Total noninterest expense	12,522	7,029	27,754	19,305
Net income from operations	7,832	5,143	17,697	14,199
Income tax expense	2,650	1,768	5,802	4,837
Net income	$5,182	$3,375	$11,895	$9,362
Preferred stock dividends	42	—	42	—
Net income available to common stockholders	$5,140	$3,375	$11,853	$9,362
Basic earnings per share	$0.26	$0.32	$0.70	$0.88
Diluted earnings per share	$0.25	$0.31	$0.69	$0.85

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,182	$3,375	$11,895	$9,362
Other comprehensive income:
Unrealized gains (losses) on securities available for sale arising during the period, net	378	(9)	2,000	653
Reclassification adjustment for net gains included in net income	205	—	205	15
Other comprehensive income (loss) before tax	173	(9)	1,795	638
Income tax expense (benefit)	60	(3)	609	217
Other comprehensive income (loss), net of tax	113	(6)	1,186	421
Comprehensive income	$5,295	$3,369	$13,081	$9,783

See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net of 7,667 shares withheld to cover tax withholdings	27,744	—	(206)	—	—	—	—	(206)
Exercise of employee stock options, net of 1,095 shares withheld to cover tax withholdings	17,949	—	169	—	—	—	—	169
Issuance of common stock for acquisition of Sovereign Bancshares, Inc., net of offering costs of $426	5,117,642	51	135,908	—	—	—	—	135,959
Sale of common stock in public offering, net of offering costs of $304	2,285,050	24	56,657					56,681
Issuance of preferred stock, series D in connection with the acquisition of Sovereign Bancshares, Inc.	—	—	24,500	—	—	—	—	24,500
Redemption of preferred stock, series D	—	—	(24,500)	—	—	—	—	(24,500)
Stock based compensation	—	—	1,199	—	—	—	—	1,199
Net income	—	—	—	11,895	—	—	—	11,895
Preferred stock, series D dividend	—	—	—	(42)	—	—	—	(42)
Other comprehensive income	—	—	—	—	1,186	—	—	1,186
Balance at September 30, 2017	22,643,713	$227	$404,900	$41,143	$(62)	$(209)	$(70)	$445,929

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2015	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net 6,398 shares withheld to cover tax withholdings	23,565	—	(108)	—	—	—	—	(108)
Stock based compensation	—	—	702	—	—	—	—	702
Net income	—	—	—	9,362	—	—	—	9,362
Other comprehensive income	—	—	—	—	421	—	—	421
Balance at September 30, 2016	10,736,037	$107	$116,315	$26,101	$279	$(309)	$(70)	$142,423
See accompanying notes to condensed consolidated financial statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,895	$9,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,588	1,212
Provision for loan losses	2,585	1,610
Accretion of loan purchase discount	(828)	(363)
Stock-based compensation expense	1,199	702
Excess tax benefit from stock compensation	(233)	—
Net amortization of premiums on investment securities	1,217	710
Change in cash surrender value of bank-owned life insurance	(440)	(463)
Net gain on sales of investment securities	(205)	(15)
Gain on sales of loans held for sale	(705)	(2,318)
Gain on sales of SBA loans	(1,562)	—
Net loss on sales of other real estate owned	8	—
Amortization of subordinated note discount	45	1
Net originations of loans held for sale	(30,975)	(50,673)
Proceeds from sales of loans held for sale	34,709	49,708
Write down on foreclosed assets	37	114
Increase in accrued interest receivable and other assets	(312)	(1,410)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(1,683)	339
Net cash provided by operating activities	16,340	8,516
Cash flows from investing activities:
Cash paid in excess of cash received for the acquisition of Sovereign Bancshares, Inc.	(11,440)	—
Purchases of securities available for sale	(70,621)	(34,420)
Sales of securities available for sale	118,165	8,378
Proceeds from maturities, calls and pay downs of investment securities	17,317	15,026
Sales of non-marketable equity securities, net	3,834	(3,191)
Net loans originated	(187,283)	(105,098)
Proceeds from sale of SBA loans	24,273	—
Net additions to bank premises and equipment	(2,208)	(879)
Proceeds from sales of other real estate owned	161	—
Net cash used in investing activities	(107,802)	(120,184)
Cash flows from financing activities:
Net change in deposits	56,662	208,807
Net (decrease) increase in advances from Federal Home Loan Bank	(80,106)	9,897
Net proceeds from sale of common stock in public offering	56,681	—
Redemption of preferred stock - series D	(24,500)	—
Dividends paid on preferred stock - series D	(227)	—
Proceeds from exercise of employee stock options	175	—
Payments to tax authorities for stock-based compensation	(212)	—
Offering costs paid in connection with acquisition	(426)	—
Net cash provided by financing activities	8,047	218,704
Net (decrease) increase in cash and cash equivalents	(83,415)	107,036
Cash and cash equivalents at beginning of period	234,791	71,551
Cash and cash equivalents at end of period	$151,376	$178,587
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
Veritex through its wholly-owned subsidiary, Veritex Community Bank, formerly known as Veritex Community Bank, National Association (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 21 branches and one mortgage office, 17 of which are located in the Dallas-Fort Worth metroplex, with two branches in the Austin, Texas metropolitan area and two branches in the Houston, Texas metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at September 30, 2017 and December 31, 2016, condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, condensed consolidated stockholders’ equity for the nine months ended September 30, 2017 and 2016 and condensed consolidated cash flows for the nine months ended September 30, 2017 and 2016.

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
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (numerator)
Net income	$5,182	$3,375	$11,895	$9,362
Less: preferred stock dividends	42	—	42	—
Net income available to common stockholders	$5,140	$3,375	$11,853	$9,362
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	19,976	10,705	16,813	10,698
Dilutive effect of employee stock-based awards	416	320	419	294
Adjusted weighted average shares outstanding	20,392	11,025	17,232	10,992
Earnings per share:
Basic	$0.26	$0.32	$0.70	$0.88
Diluted	$0.25	$0.31	$0.69	$0.85

For the three and nine months ended September 30, 2017 and 2016, there were no exclusions from the diluted EPS weighted average shares.

Recent Accounting Pronouncements
ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.
ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. For public companies, ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company early adopted ASU 2017-01 as of July 1, 2017, which had no significant impact on the Company's financial statements as of and for the three and nine months ended September 31, 2017.

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

ASU 2016-13 “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is continuing to evaluate the impact of the adoption of ASU 2016-13 and is uncertain of the impact on the consolidated financial statements at this point in time.
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
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The original effective date for ASU 2014-09 was for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year, therefore it is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the guidance in the first quarter of 2018 using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including net interest income. Our implementation efforts to date include identification of non-interest income revenue streams within the scope of the guidance and review of revenue contracts. Based on our evaluation, the Company does not believe the adoption of ASU 2014-09 will have a significant impact on our financial statements.

2. Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,714	$3,858
Cash paid for income taxes	6,025	6,100
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$—	$283
Non-cash assets acquired
Investment securities	$166,307	$—
Loans	750,856	—
Accrued interest receivable	3,437	—
Bank premises, furniture and equipment	21,512	—
Non-marketable equity securities	6,751	—
Other real estate owned	282	—
Intangible assets	8,662	—
Goodwill	108,967	—
Other assets	10,331	—
Total assets	$1,077,105	$—
Non-cash liabilities assumed
Deposits	$809,366	$—
Accounts payable and accrued expenses(1)	5,189	—
Accrued interest payable and other liabilities	1,616	—
Advances from Federal Home Loan Bank	80,000	—
Junior subordinated debentures	8,609	—
Total liabilities	$904,780	$—
Non-cash equity assumed
Preferred stock - series D	24,500	—
Total equity assumed	$24,500	$—
5,117,642 shares of common stock issued in connection with acquisition	$136,385	$—
(1) Accounts payable and accrued expenses includes accrued preferred stock dividends of $185.

3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,827	$92	$11	$10,908
Corporate bonds	7,500	330	—	$7,830
Municipal securities	52,392	269	141	52,520
Mortgage-backed securities	81,454	98	447	81,105
Collateralized mortgage obligations	52,062	99	395	51,766
Asset-backed securities	649	10	—	659
	$204,884	$898	$994	$204,788

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
	$104,450	$128	$2,019	$102,559
The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	September 30, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$—	$—	$633	$11	$633	$11
Municipal securities	7,059	76	5,118	65	12,177	141
Mortgage-backed securities	54,852	398	4,029	49	58,881	447
Collateralized mortgage obligations	32,784	372	1,412	23	34,196	395
	$94,695	$846	$11,192	$148	$105,887	$994

	December 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$696	$36	$696	$36
Municipal securities	12,060	478	518	22	12,578	500
Mortgage-backed securities	37,274	802	6,848	69	44,122	871
Collateralized mortgage obligations	29,618	584	1,618	28	31,236	612
	$78,952	$1,864	$9,680	$155	$88,632	$2,019

The number of investment positions in an unrealized loss position totaled 79 and 72 at September 30, 2017 and December 31, 2016, respectively. The Company does not believe these unrealized losses are “other than temporary” as (i) the Company does not have the intent to sell investment securities prior to recovery and (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2017. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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

	September 30, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	27,145	27,649
Due from five years to ten years	24,408	24,432
Due after ten years	19,166	19,177
	70,719	71,258
Mortgage-backed securities	81,454	81,105
Collateralized mortgage obligations	52,062	51,766
Asset-backed securities	649	659
	$204,884	$204,788

	December 31, 2016
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	4,009	3,974
Due from five years to ten years	3,522	3,346
Due after ten years	7,741	7,418
	15,272	14,738
Mortgage-backed securities	49,907	49,119
Collateralized mortgage obligations	38,507	37,927
Asset-backed securities	764	775
	$104,450	$102,559

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Proceeds from sales	$118,165	$8,378
Gross realized gains	335	43
Gross realized losses	130	40

There were no gross gains from calls of investment securities included in gain on sale of investment securities in the accompanying condensed consolidated statements for the nine months ended September 30, 2017 and $12 gross gains from calls of investment securities included in the condensed consolidated statements for the nine months ended September 30, 2016.

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of September 30, 2017 and December 31, 2016.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2017	December 31, 2016
Real estate:
Construction and land	$276,670	$162,614
Farmland	6,572	8,262
1 - 4 family residential	185,473	140,137
Multi-family residential	54,475	14,683
Commercial Real Estate	802,432	370,696
Commercial	577,758	291,416
Consumer	4,129	4,089
	1,907,509	991,897
Deferred loan fees	(28)	(55)
Allowance for loan losses	(10,492)	(8,524)
	$1,896,989	$983,318
Included in the net loan portfolio as of September 30, 2017 and December 31, 2016 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $6,432 and $566, respectively. The discount is being accreted into income using the interest method over the life of the loans.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of September 30, 2017 and December 31, 2016.
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
Non-accrual loans aggregated by class of loans, as of September 30, 2017 and December 31, 2016, are as follows:

	Non-Accrual Loans
	September 30, 2017 (1)	December 31, 2016
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	794	—
Commercial	1,048	930
Consumer	14	11
	$1,856	$941
(1) Excludes purchased credit impaired (“PCI”) loans measured at fair value at September 30, 2017. PCI loans are generally reported as accrual loans unless significant concerns exist related to the predictability of the timing and amount of future cash flows. The fair value on these PCI loans are subject to change based on management finalizing its purchase accounting adjustments.
An aging analysis of past due loans, aggregated by class of loans, as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current (1)	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$—	$—	$276,670	$276,670	$—
Farmland	—	—	—	—	6,572	6,572	—
1 - 4 family residential	366	—	54	420	185,053	185,473	54
Multi-family residential	—	—	—	—	54,475	54,475	—
Commercial Real Estate	66	—	727	793	801,639	802,432	—
Commercial	2,138	447	1,037	3,622	574,136	577,758
Consumer	27	15	6	48	4,081	4,129	—
	$2,597	$462	$1,824	$4,883	$1,902,626	$1,907,509	$54
(1) Includes PCI loans measured at fair value as of September 30, 2017. The fair value on these PCI loans are subject to change based on management finalizing its purchase accounting adjustments.
(2) Loans 90 days past due and still accruing excludes $3.3 million of PCI loans as of September 30, 2017. No PCI loans were considered non-performing loans as of September 30, 2017.

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

Loans past due 90 days and still accruing decreased from $835 as of December 31, 2016 to $54 as of September 30, 2017. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
Impaired loans, including TDRs, at September 30, 2017 and December 31, 2016 are summarized in the following tables.

	September 30, 2017 (1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	162	162	—	162	—	191
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	1,169	1,169	—	1,169	—	1,191
Commercial	1,071	855	216	1,071	156	1,122
Consumer	83	83	—	83	—	94
Total	$2,485	$2,269	$216	$2,485	$156	$2,598
(1) Excludes PCI loans measured at fair value at September 30, 2017 that have not experienced further deterioration in credit quality subsequent to the acquisition date. The fair value on these PCI loans are subject to change based on management finalizing its purchase accounting adjustments.

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
During the nine months ended September 30, 2017 and 2016, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $626 and $822 as of September 30, 2017 and December 31, 2016, respectively.
There were no loans restructured during the nine months ended September 30, 2017 and two loans restructured during the nine months ended September 30, 2016. The terms of certain loans modified as TDRs during the nine months ended September 30, 2016 are summarized in the following table:

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

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2017 and 2016. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2017 or December 31, 2016.
Credit Quality Indicators
From a credit risk standpoint, the Company classifies its non-PCI loans in the following categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Non-PCI loans classified as loss are charged-off.
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
Credits classified as purchased credit impaired are those that, at acquisition date, had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

The following tables summarize the Company’s internal ratings of its loans, including purchased credit impaired loans, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI(1)	Total
Real estate:
Construction and land	$276,060	$610	$—	$—	—	$276,670
Farmland	6,572	—	—	—	—	6,572
1 - 4 family residential	185,216	—	257	—	—	185,473
Multi-family residential	54,475	—	—	—	—	54,475
Commercial Real Estate	775,129	8,142	13,403	—	5,758	802,432
Commercial	528,803	16,328	6,065	116	26,446	577,758
Consumer	4,043	—	86	—	—	4,129
Total	$1,830,298	$25,080	$19,811	$116	$32,204	$1,907,509
(1) Management is continuing to evaluate the fair value of Sovereign acquired PCI loans. The fair value on these PCI loans are subject to change based on management finalizing its purchase accounting adjustments.

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897
An analysis of the allowance for loan losses for the nine months ended September 30, 2017 and 2016 and year ended December 31, 2016 is as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016
Balance at beginning of year	$8,524	$6,772	$6,772
Provision charged to earnings	2,585	2,050	1,610
Charge-offs	(622)	(333)	(309)
Recoveries	5	35	29
Net charge-offs	(617)	(298)	(280)
Balance at end of year	$10,492	$8,524	$8,102
The allowance for loan losses as a percentage of total loans was 0.55%,  0.86% and 0.87% as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Nine Months Ended September 30, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(252)	415	973	1,462	(13)	2,585
Charge-offs	—	(11)	—	(611)	—	(622)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	(11)	—	(606)	—	(617)
Balance at end of period	$1,163	$1,520	$3,976	$3,811	$22	$10,492
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$156	$—	$156
Total specific reserves	—	—	—	156	—	156
General reserves	1,163	1,520	3,976	3,655	22	10,336
Total	$1,163	$1,520	$3,976	$3,811	$22	$10,492

	For the Year Ended December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$246	$4	$250
Total specific reserves	—	—	—	246	4	250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

	For the Nine Months Ended September 30, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	368	(38)	532	741	7	1,610
Charge-offs	—	—	—	(300)	(9)	(309)
Recoveries	—	—	—	28	1	29
Net charge-offs (recoveries)	—	—	—	(272)	(8)	(280)
Balance at end of year	$1,472	$1,086	$2,721	$2,793	$30	$8,102
Period-end amount allocated to:
Specific reserves:
Impaired loans	$—	$—	$—	$221	$4	$225
Total specific reserves	—	—	—	221	4	225
General reserves	1,472	1,086	2,721	2,572	26	7,877
Total	$1,472	$1,086	$2,721	$2,793	$30	$8,102
The Company’s recorded investment in loans as of September 30, 2017 and December 31, 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$162	$1,169	$1,071	$83	$2,485
Loans collectively evaluated for impairment	283,242	239,786	795,505	550,241	4,046	$1,872,820
PCI loans	—	—	5,758	26,446	—	32,204
Total	$283,242	$239,948	$802,432	$577,758	$4,129	$1,907,509

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$382	$955	$92	$1,593
Loans collectively evaluated for impairment	170,876	154,656	370,314	290,461	3,997	990,304
PCI loans	—	—	—	—	—	—
Total	$170,876	$154,820	$370,696	$291,416	$4,089	$991,897
The Company has acquired certain loans which experienced credit deterioration since origination which are PCI loans. Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

Servicing Assets
At September 30, 2017, the Company was servicing loans of approximately $70,392. A summary of the changes in the related servicing assets are as follows:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of year	$601	$426
Servicing asset acquired through acquisition	454	—
Increase from loan sales	273	231
Amortization charged to income	(130)	(81)
Balance at end of period	$1,198	$576
The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2017, December 31, 2016, and September 30, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2017 and December 31, 2016.
5. Income Taxes
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 34.4% and 34.2% for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 32.8% and 34.1%, respectively, for the nine months ended September 30, 2017 and 2016. The Company’s provision was impacted by a net discrete tax benefit of $285 primarily associated with the recognition of excess tax benefit on share-based payment awards for the nine months ended September 30, 2017.
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 34.2% and 34.4% for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 33.8% and 34.4%, respectively, for the three months ended September 30, 2017 and 2016. The Company’s provision was impacted by a net discrete tax benefit of $30 primarily associated with the recognition of excess tax benefit on share-based payment awards for the three months ended September 30, 2017.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying condensed consolidated balance sheet as of September 30, 2017 is a current tax receivable of approximately $4,878 and a net deferred tax asset of approximately $7,566 in other assets. Included in the accompanying condensed consolidated balance sheets as of December 31, 2016 is a current tax receivable of $91 and a net deferred tax asset of $3,467 in other assets.
6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Operating Leases
The Company leases several of its banking facilities under operating leases. Rental expense related to these leases was approximately $1,595 and $1,051 for the nine months ended September 30, 2017 and 2016, respectively.

Qualified Affordable Housing Investment
On July 26, 2017, the Company began investing in a qualified housing project. At September 30, 2017, the balance of the investment for qualified affordable housing projects was $1,991. This balance is reflected in non-marketable equity securities on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1,875 at September 30, 2017. The Company expects to fulfill this commitment during the year ending 2031.
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
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2017
Investment securities available for sale	$—	$204,788	$—	$204,788
As of December 31, 2016
Investment securities available for sale	$—	$102,559	$—	$102,559
There were no liabilities measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2017 and 2016.
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

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2017
Assets:
Impaired loans	$—	$—	$2,329	$2,329
As of December 31, 2016
Assets:
Impaired loans	$—	$—	$1,343	$1,343
At September 30, 2017, impaired loans had a carrying value of $2,485, with $156 specific allowance for loan loss allocated.
At December 31, 2016, impaired loans had a carrying value of $1,593, with $250 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2017 or December 31, 2016.
For Level 3 financial assets measured at fair value as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$2,329	Collateral Method	Adjustments for selling costs	8%

December 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,343	Collateral Method	Adjustments for selling costs	8%
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
Servicing assets:  The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2017 and December 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At September 30, 2017 and December 31, 2016 no valuation allowance was recorded.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2017 and December 31, 2016 were as follows:

	September 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$151,376	$151,376	$234,791	$234,791
Level 2 inputs:
Loans held for sale	2,179	2,179	5,208	5,208
Accrued interest receivable	6,387	6,387	2,907	2,907
Bank-owned life insurance	20,517	20,517	20,077	20,077
Servicing asset	1,198	1,198	601	601
Non-marketable equity securities	10,283	10,283	7,366	7,366
Level 3 inputs:
Loans, net	1,896,989	1,907,203	983,318	987,021
Financial liabilities:
Level 2 inputs:
Deposits	$1,985,658	$1,986,342	$1,119,630	$1,085,888
Advances from FHLB	38,200	38,244	38,306	38,570
Accrued interest payable	324	324	141	141
Junior subordinated debentures	11,702	11,702	3,093	3,093
Subordinated notes	4,987	4,987	4,942	4,942

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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Commitments to extend credit	$545,999	$236,919
Standby and commercial letters of credit	6,417	6,933
	$552,416	$243,852

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
9. Employee Benefits

Defined Contribution Plan
The Company maintains a retirement savings 401(k) profit sharing plan (“Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the nine months ended September 30, 2017 and 2016.
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
Compensation expense attributed to the ESOP contributions recorded in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016 was approximately $171 and $143, respectively.
The following is a summary of ESOP shares as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Allocated shares	44,257	44,257
Unearned shares	18,783	18,783
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$506	$502

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
During the nine months ended September 30, 2017 and 2016, the Company did not award any restricted stock units, non-performance-based stock options or performance-based stock options under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $20 and $62 for the three and nine months ended September 30, 2017 and $29 and $86 for the three and nine months ended September 30, 2016, respectively.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2017 and 2016, and changes during the period then ended is presented below:

	For the Nine Months Ended September 30, 2017
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	4.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Canceled during the period	—	—
Exercised during the period	(17,500)	10.00
Outstanding at the end of period	308,000	$10.16	3.84 years
Options exercisable at end of period	300,000	$10.12	3.77 years
Weighted average fair value of options granted during the period		$—

	For the Nine Months Ended September 30, 2016
	Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	325,500	$10.15	5.56 years
Granted during the period	—	—
Forfeited during the period	—	—
Exercised during the period	—	—
Outstanding at the end of period	325,500	$10.15	4.81 years
Options exercisable at end of period	303,700	$10.09	4.68 years
Weighted average fair value of options granted during the period		$—
As of September 30, 2017, December 31, 2016 and September 30, 2016, the aggregate intrinsic value was $5,174, $5,390 and $2,357, respectively, for outstanding non-performance-based stock options, and $5,052,  $5,086 and $2,217, respectively, for exercisable non-performance-based stock options.
As of September 30, 2017, December 31, 2016 and September 30, 2016, there was approximately $12, $21 and $28, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense at September 30, 2017 is expected to be recognized over the remaining weighted average requisite service period of 1.44 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of September 30, 2017 and 2016, and changes during the nine months then ended is as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	27,750	$11.92	39,750	$11.34
Granted during the period	—	—	—	—
Vested during the period	(1,000)	10.85	(12,000)	10.00
Forfeited during the period	(500)	10.85	—	—
Nonvested at September 30,	26,250	$11.98	27,750	$11.92
As of September 30, 2017, December 31, 2016 and September 30, 2016, there was $37,  $90, and $111, respectively, of total unrecognized compensation expense related to nonvested restricted stock units. The unamortized compensation expense as of September 30, 2017 is expected to be recognized over the remaining weighted average requisite service period of 0.49 years.
The fair value of non-performance-based stock options that were exercised during the nine months ended September 30, 2017 and 2016 was $488 and $0, respectively. The fair value of restricted stock units that vested during the nine months ended September 30, 2017 and 2016 was $26 and $194, respectively.
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

During the nine months ended September 30, 2017, the Company awarded 37,625 non-performance restricted stock units, 25,522 performance based restricted stock units, and 70,440 non-performance-based stock options under the 2014 Omnibus Plan. During the nine months ended September 30, 2016, the Company awarded 25,060 non-performance based restricted stock units, and 34,190 market condition restricted stock units, and 76,286 non-performance-based stock options under the 2014 Omnibus Plan.

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

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the three and nine months ended September 30, 2017, compensation expense for option awards granted under the 2014 Omnibus Plan was approximately $102 and $296, respectively. For the three and nine months ended September 30, 2017, compensation expense for restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $286 and $841 respectively.
For the three and nine months ended September 30, 2016, compensation expense for option awards granted under the 2014 Omnibus Plan was approximately $55 and $159, respectively. For the three and nine months ended September 30, 2016, compensation expense for restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $198 and $302, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

	For the Nine Months Ended September 30,
	2017	2016
Dividend yield	0.00%	0.00%
Expected life	5.0 to 7.5 years	5.0 to 6.5 years
Expected volatility	31.60% to 37.55%	33.37% to 37.55%
Risk-free interest rate	1.06% to 2.32%	1.06% to 2.01%
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

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of September 30, 2017 and 2016, and changes during the nine months ended is as follows:

	2017			2016
	Non-performance-based Stock Options			Non-performance-based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at beginning of year	128,366	$15.32	8.69 years	52,080	$14.35	9.12 years
Granted during the period	70,440	26.87		76,286	15.98
Forfeited during the period	(3,465)	21.24		—	—
Canceled during the period	—	—		—	—
Exercised during the period	(1,544)	15.00		—	—
Outstanding at the end of period	193,797	$19.34	8.45 years	128,366	$15.32	8.94 years
Options exercisable at end of period	53,804	$15.01	7.74 years	16,293	$14.28	8.33 years
Weighted average fair value of options granted during the period		$11.38			$5.69

As of September 30, 2017, December 31, 2016 and September 30, 2016 the aggregate intrinsic value was $1,482,  $1,462 and $266, respectively, for outstanding stock options under the 2014 Omnibus Plan. As of September 30, 2017, December 31, 2016 and September 30, 2016 the aggregate intrinsic value was $643, $203, and $51, respectively, for exercisable stock options outstanding under the 2014 Omnibus Plan.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2017 and 2016, and changes during the nine months ended is as follows:

	2017		2016
	Non-performance Based		Non-performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	67,956	$13.79	70,919	$13.29
Granted during the period	37,625	27.37	25,060	15.83
Vested during the period	(14,550)	24.67	(9,716)	16.04
Forfeited during the period	(2,250)	27.93	—	—
Nonvested at September 30,	88,781	$17.41	86,263	$13.72

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2017 and 2016, and changes during the nine months ended is as follows:

	2017		2016
	Performance Based		Performance Based
	Restricted Stock Units		Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1,	51,197	$8.72	25,474	$9.45
Granted during the period	25,522	24.34	34,190	9.52
Vested during the period	(19,861)	15.34	(8,467)	14.17
Forfeited during the period	(2,014)	15.68	—	—
Nonvested at September 30,	54,844	$13.33	51,197	$8.72

As of September 30, 2017, December 31, 2016 and September 30, 2016 there was $832,  $425 and $478 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. As of September 30, 2017, December 31, 2016 and September 30, 2016 there was $1,805, $1,089 and $1,373 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.
The fair value of the exercised non-performance-based stock options, vested non-performance restricted stock units, and vested performance based restricted stock units during the nine months ended September 30, 2017 was $41, $395, and $530, respectively. For the same period in 2016 the fair value of exercised non-performance-based stock options, vested non-performance restricted stock units, and vested performance based restricted stock units was $0, $159, and $137, respectively.
The compensation expense related to these options and restricted stock units is expected to be recognized over the remaining weighted average requisite service periods of 2.28 years and 2.21 years, respectively.
11. Significant Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the Dallas-Fort Worth metroplex and Houston metropolitan area. Such customers are normally also depositors of the Company.
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

Management believes, as of September 30, 2017 and December 31, 2016 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of September 30, 2017 and December 31, 2016, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2017 that management believes have changed the Company’s categorization as “well capitalized.”
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
Total capital (to risk-weighted assets)
Company	$328,915	14.87%	$176,955	8.0%	n/a	n/a
Bank	255,756	11.57%	176,841	8.0%	$221,051	10.0%
Tier 1 capital (to risk-weighted assets)
Company	313,437	14.17%	132,719	6.0%	n/a	n/a
Bank	245,264	11.10%	132,575	6.0%	176,767	8.0
Common equity tier 1 to risk-weighted assets
Company	301,735	13.65%	99,473	4.5%	n/a	n/a
Bank	245,264	11.10%	99,431	4.5%	143,623	6.5
Tier 1 capital (to average assets)
Company	313,437	15.26%	82,159	4.0%	n/a	n/a
Bank	245,264	11.95%	82,097	4.0%	102,621	5.0
As of December 31, 2016
Total capital (to risk-weighted assets)
Company	$228,566	22.02%	$83,039	8.0%	n/a	n/a
Bank	130,237	12.55%	83,020	8.0%	$103,775	10.0%
Tier 1 capital (to risk-weighted assets)
Company	215,057	20.72%	62,275	6.0%	n/a	n/a
Bank	121,713	11.73%	62,257	6.0%	83,010	8.0
Common equity tier 1 to risk-weighted assets
Company	211,964	20.42%	46,711	4.5%	n/a	n/a
Bank	121,713	11.73%	46,693	4.5%	67,445	6.5
Tier 1 capital (to average assets)
Company	$215,057	16.82%	51,143	4.0%	n/a	n/a
Bank	121,713	9.52%	51,140	4.0%	63,925	5.0

13. Business Combinations
Merger with Sovereign Bancshares, Inc.
On August 1, 2017, the Company acquired Sovereign Bancshares, Inc. (“Sovereign”), a Texas corporation and parent company of Sovereign Bank (“the Merger”). The Company issued 5,117,642 shares of its common stock and paid out $56,215 in cash to Sovereign in consideration for the Merger. Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, (“Sovereign Series C Preferred Stock”) no par value issued and outstanding immediately prior to the effective time was converted into one share of Senior Non-Cumulative Perpetual, Series D Preferred Stock of the Company (“Veritex Series D Preferred Stock”).
The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Sovereign exceeded the provisional value of the net assets acquired, goodwill of $108,967 was recorded related to the Merger. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth and Houston metroplexes. Goodwill is not tax deductible. The Merger also resulted in a core deposit intangible of $8,662, which will be amortized on an accelerated basis over the estimated life, currently expected to be 10 years.
Fair Value
The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for loans, goodwill, intangible assets, deferred tax assets and deposits have been recorded for the acquisition as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

As of August 1, 2017
Assets
Cash and cash equivalents	$44,775
Investment securities	166,307
Loans	750,856
Accrued interest receivable	3,437
Bank premises, furniture and equipment	21,512
Non-marketable equity securities	6,751
Other real estate owned	282
Intangible assets	8,662
Goodwill	108,967
Other assets	10,331
Total Assets	$1,121,880

Liabilities
Deposits	$809,366
Accounts payable and accrued expenses	5,189
Accrued interest payable and other liabilities	1,616
Advances from Federal Home Loan Bank	80,000
Junior subordinated debentures	8,609
Total liabilities	$904,780

Preferred stock - series D	24,500
Total stockholders’ equity	24,500

Consideration
Market value of common stock issued	$136,385
Cash paid	56,215
Total fair value of consideration	$192,600
Merger-related Expenses
For the nine months ended September 31, 2017 and 2016, the Company incurred $1,435 and $195, respectively, of pre-tax merger and acquisition expenses related to the Merger. Merger and acquisition expenses are included in other non-interest expense on the Company’s statement of income.
Acquired Loans and Purchased Credit Impaired Loans
Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from Sovereign.
The Company has identified certain acquired loans as PCI. PCI loan identification considers payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchase discounts on PCI loans is based on estimated future cash flows, regardless of contractual maturities, that include undiscounted expected principal and interest payments and use credit risk, interest rate and prepayment risk models to incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. Accretion of purchase discounts on acquired non-impaired loans will be recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.

The following table discloses the preliminary fair value and contractual value of loans acquired from Sovereign on August 1, 2017:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$5,906	$532,119	$538,025
Commercial	27,115	184,473	211,588
Consumer	—	1,243	1,243
Total fair value	33,021	717,835	750,856
Contractual principal balance	$50,527	$724,529	$775,056

The following table presents additional preliminary information about PCI loans acquired from Sovereign on August 1, 2017:

PCI Loans
Contractually required principal and interest	$56,809
Non-accretable and accretable difference (1)	23,788
Fair value of PCI loans	$33,021
(1) Management is still evaluating the non-accretable and accretable difference. The values allocated to accretable and non-accretable are subject to change.
Intangible Assets
The following table discloses the preliminary fair value of intangible assets acquired from Sovereign on August 1, 2017:

Gross
Intangible
Asset
Core deposit intangibles	$7,703
Servicing asset	454
Intangible lease assets	505
$8,662
Advances from Federal Home Loan Bank
The Company assumed from Sovereign $80,000 in advances from the Federal Home Loan Bank as of August 1, 2017 that matured in full from August 1, 2017 to September 30, 2017.
Junior Subordinated Debentures
In connection with the acquisition of Sovereign on August 1, 2017, the Company assumed $8,609 in floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities, issued by SovDallas Capital Trust I (“Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the Trust.
The Trust invested the total proceeds from the sale of the Trust Securities and the investment in common shares in floating rate Junior Subordinated Debentures (the “Debentures”) originally issued by Sovereign. Interest on the Trust Securities is payable quarterly at a rate equal to three-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

The Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Redemption of Veritex Series D Preferred Stock
On August 8, 2017, the Company redeemed all 24,500 shares of the Veritex Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24,727. The Company assumed $185 of accrued dividends in connection with the acquisition of Sovereign on August 1, 2017 out of the $227 in dividends paid in the quarter ended September 30, 2017. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. The redemption terminates the Company’s participation in the Small Business Lend Fund (“SBLF”) program.
Pending Merger with Liberty Bancshares, Inc.
On August 1, 2017, the Company entered into a definitive agreement ("the merger agreement") with Fort Worth-based Liberty Bancshares, Inc. ("Liberty") and its wholly-owned subsidiary Liberty Bank. The merger agreement provides for the merger of Freedom Merger Sub, Inc., a wholly owned subsidiary of the Company, with and into Liberty. Following the merger, Liberty will merge with and into the Company with the Company surviving and Liberty Bank will merge with and into Veritex Community Bank with Veritex Community Bank surviving. As of June 30, 2017, Liberty reported, on a consolidated basis, total assets of $459.3 million and total deposits of $389.4 million. Upon the completion of the proposed merger with Liberty, the Company expects to acquire Liberty’s five branches in the Dallas-Forth Worth metroplex. Under the terms of the merger agreement, the Company will issue 1,450,000 shares of its common stock and will pay approximately $25.0 million in cash for all of the shares of Liberty’s common stock, subject to certain conditions and potential adjustments as described in the merger agreement. The merger agreement contains customary representations, warranties and covenants by the Company and Liberty. The transaction received regulatory approval on October 18, 2017 and is subject to customary closing conditions, including approval of the merger agreement by the shareholders of Liberty and the approval by the shareholders of the Company of issuance of the shares of the Company’s common stock. The transaction is expected to close during the fourth quarter of 2017.
14. Intangible Assets and Goodwill
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	September 30, 2017
	Weighted	Gross			Net
	Amortization	Intangible	Accumulated		Intangible
	Period	Assets	Amortization		Assets
Core deposit intangibles	9.4 years	$11,162	$2,340		$8,822
Servicing asset	6.7 years	1,541	343		1,198
Intangible lease assets	3.8 years	611	100	—	511
		$13,314	$2,783		$10,531

	December 31, 2016
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	6.2 years	$3,459	$1,914	$1,545
Servicing asset	7.9 years	814	213	601
Intangible lease assets	4.3 years	106	71	35
		$4,379	$2,198	$2,181

For the nine months ended September 30, 2017 and September 30, 2016, amortization expense related to intangible assets of approximately $585 and $421, respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the consolidated statements of income.

Changes in the carrying amount of goodwill are summarized as follows:

	September 30, 2017	December 31, 2016
Beginning of year	$26,865	$26,865
Effect of acquisition	108,967	—
End of period	$135,832	$26,865

15. Subsequent Events
On October 23, 2017, the Company announced that Veritex Community Bank entered into a Purchase and Assumption Agreement with Horizon Bank, SSB to sell certain assets associated with its Austin and Cedar Park branches located in Austin, Texas, which is expected to close in the fourth quarter of 2017.
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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Since our inception, we have targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our acquisition of Sovereign, our primary market includes the broader Dallas-Fort Worth metroplex, which also encompasses Fort Worth and Arlington, as well as the Houston and Austin metropolitan areas. We currently operate twenty-one branches and one mortgage office, 17 of which are located in the Dallas-Fort Worth metroplex, with two branches in the Austin, Texas metropolitan area and two branches in the Houston, Texas metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas.

On August 1, 2017, we acquired Sovereign, a Texas corporation and parent company of Sovereign Bank. We issued 5,117,642 shares of its common stock and paid out $56.2 million in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C into one share of our Senior Non-Cumulative Perpetual, Series D Preferred Stock. We acquired an estimated $1.1 billion in assets and assumed $904.8 million of liabilities as a result of this acquisition as of the closing date. As of September 30, 2017, we had total assets of $2.5 billion, total loans of $1.9 billion, total deposits of $2.0 billion and total stockholders’ equity of $445.9 million, which includes the fair value estimates from the Sovereign acquisition.

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

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas-Fort Worth metroplex, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the State of Texas.
Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016

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

For the nine months ended September 30, 2017, net interest income totaled $42.8 million and net interest margin and net interest spread were 3.54% and 3.24%, respectively. For the nine months ended September 30, 2016, net interest income totaled $30.4 million and net interest margin and net interest spread were 3.82% and 3.58%, respectively. The increase in net interest income of $12.4 million was due to $12.6 million in increased interest income on loans resulting from organic growth, increased volumes in all loan categories resulting from loans acquired from Sovereign during the third quarter of 2017, as well as the associated increases in the targeted Fed Funds rate which resulted in increases in yields in prime-based loans since September 30, 2016. The increase of $12.6 million in interest income on loans also included $585 thousand in estimated accretion during the third quarter of 2017 on loans acquired from Sovereign. Average loan balances increased $334.2 million compared to the nine months ended September 30, 2016. The decline in net interest margin and net interest spread was primarily attributable to a 20 basis point decrease in the average yield on interest-earning assets. This decrease was due to a change in the mix of interest-earning assets as average interest-earning deposits in other banks as a percentage of total average interest-earning assets represented 13.7% for the nine months ended September 30, 2017 compared to 7.0% for the nine months ended September 30, 2016. Interest-earning deposits in other banks traditionally provide lower average yields than other interest earning assets such as loans and investment securities.

For the nine months ended September 30, 2017, interest expense totaled $6.9 million and the average rate paid on interest-bearing liabilities was 0.87%. For the nine months ended September 30, 2016, interest expense totaled $3.9 million and the average rate paid on interest-bearing liabilities was 0.73%. The increase in interest expense of $3.0 million was primarily due to a $2.8 million increase in deposit-related interest expense resulting from average interest-bearing deposit increases of $352.5 million to $1.0 billion for the nine months ended September 30, 2017 from $656.8 million for the nine months ended September 30, 2016.

The increase in interest expense was primarily the result of increases in money market accounts as balances increased $240.1 million and interest expense paid on these balances increased $2.2 million. The increase in the average rate paid on interest-bearing liabilities of 14 basis points was primarily due to a 13 basis point increase in the average cost of interest-bearing deposits to 0.82% for the nine months ended September 30, 2017 from 0.69% for the nine months ended September 30, 2016. This increase was the result of a 17 basis point increase in the average interest rate paid on money market accounts from 0.77% for the nine months ended September 30, 2016 to 0.94% for the nine months ended September 30, 2017.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income, however the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$1,242,706	$45,613	4.91%	$908,512	$32,996	4.85%
Securities available for sale	149,026	2,251	2.02	80,443	1,014	1.68
Investment in subsidiary	151	4	3.54	93	2	2.87
Interest-earning deposits in other banks	221,595	1,787	1.08	74,807	302	0.54
Total interest-earning assets	1,613,478	49,655	4.11	1,063,855	34,314	4.31
Allowance for loan losses	(9,200)			(7,539)
Noninterest-earning assets	137,315			92,797
Total assets	$1,741,593			$1,149,113
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,009,313	$6,201	0.82%	$656,811	$3,388	0.69%
Advances from FHLB	43,313	319	0.98	45,435	202	0.59
Other borrowings	9,995	377	5.04	8,077	289	4.78
Total interest-bearing liabilities	1,062,621	6,897	0.87	710,323	3,879	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	385,428			298,035
Other liabilities	4,438			2,866
Total noninterest-bearing liabilities	389,866			300,901
Stockholders’ equity	289,106			137,889
Total liabilities and stockholders’ equity	$1,741,593			$1,149,113
Net interest rate spread(2)			3.24%			3.58%
Net interest income		$42,758			$30,435
Net interest margin(3)			3.54%			3.82%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $2,270 and $4,931 and deferred loan fees of $25 and $55 for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Nine Months Ended
	September 30, 2017 vs. 2016
	Increase
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$12,126	$491	$12,617
Securities available for sale	864	373	1,237
Investment in subsidiary	1	1	2
Interest-earning deposits in other banks	593	892	1,485
Total increase in interest income	13,584	1,757	15,341
Interest-bearing liabilities:
Interest-bearing deposits	1,817	996	2,813
Advances from FHLB	(9)	126	117
Other borrowings	69	19	88
Total increase in interest expense	1,877	1,141	3,018
Increase in net interest income	$11,707	$616	$12,323
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.6 million for the nine months ended September 30, 2017, compared to $1.6 million for the same period in 2016, an increase of $975 thousand, or 60.6%. The increase in provision expense was due mainly to loan growth as well as an increase in general reserves due to changes in qualitative factors around the nature, volume and mix of the loan portfolio, which includes a qualitative risk factor adjustment related to the potential impact of Hurricane Harvey, for the nine months ended September 30, 2017 as compared to the same period in 2016. In addition, net charge-offs increased $337 thousand for the nine months ended September 30, 2017 compared to the same period in 2016.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans, gains on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which we generally recognize over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,733	$1,309	$424
Gain on sales of investment securities	205	15	190
Gain on sales of loans	2,259	2,318	(59)
Bank-owned life insurance	561	577	(16)
Other	520	460	60
Total noninterest income	$5,278	$4,679	$599
Noninterest income for the nine months ended September 30, 2017 increased $599 thousand, or 12.8%, to $5.3 million compared to noninterest income of $4.7 million for the same period in 2016. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitute a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $1.7 million for the nine months ended September 30, 2017, an increase of $424 thousand over the same period in 2016. The increase was primarily attributable to organic growth in the number of deposit accounts and accounts acquired from Sovereign.

Gain on sales of investment securities. Gain on sales of investment securities were $205 thousand for the nine months ended September 30, 2017 compared to $15 thousand for the same period of 2016. The increase of $190 thousand resulted from the sale of Sovereign investment securities that did not fit our investment strategy.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $2.3 million for the nine months ended September 30, 2017 compared to $2.3 million for the same period of 2016. This decrease of $59 thousand was primarily due to a decrease in gain on sale of mortgage loans by $355 thousand and the absence of a one-time $193 thousand gain on sale of loans acquired with the IBT loan portfolio which was recorded in March 31, 2016, offset by an increase in sales of SBA-guaranteed loans resulting in incremental gains of $496 thousand.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended		Increase
	September 30,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Salaries and employee benefits	$13,471	$10,683	$2,788
Non-staff expenses:
Occupancy and equipment	3,622	2,718	904
Professional fees	3,959	1,861	2,098
Data processing and software expense	1,451	850	601
FDIC assessment fees	1,061	447	614
Marketing	905	704	201
Other assets owned expenses and write-downs	109	139	(30)
Amortization of intangibles	413	285	128
Telephone and communications	438	295	143
Other	2,325	1,323	1,002
Total noninterest expense	$27,754	$19,305	$8,449

Noninterest expense for the nine months ended September 30, 2017 increased $8.5 million, or 43.8%, to $27.8 million compared to noninterest expense of $19.3 million for the nine months ended September 30, 2016. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $13.5 million for the nine months ended September 30, 2017, an increase of $2.8 million, or 26.1%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $2.9 million resulting from higher headcount including the addition of 100 full-time equivalent employees related to the merger with Sovereign that closed during the third quarter of 2017 and annual merit increases given to employees during the nine months ended September 30, 2017. Incentive costs also increased $948 thousand which included lender incentive increases of $527 thousand as a result of organic loan growth during the period and employee stock compensation increases of $322 thousand. Employee benefits and payroll taxes also increased $213 thousand and $284 thousand, respectively, compared to the same period in 2016. These increases in salaries and employee benefits were partially offset by direct origination costs which increased $1.6 million as a result of the growth in loans during the nine months ended September 30, 2017 compared to the same period in 2016.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.6 million for the nine months ended September 30, 2017 compared to $2.7 million for the same period in 2016. The increase of $904 thousand was primarily due to the leasing of additional office space beginning June 1, 2016 at the corporate headquarters location, additional lease expense associated with the opening of the Turtle Creek branch beginning January 2017 and the addition of six owned buildings and five property leases from the Sovereign acquisition.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $4.0 million for the nine months ended September 30, 2017 compared to $1.9 million for the same period in 2016, an increase of $2.1 million or 112.7%. This increase was primarily the result of $1.7 million of legal and other professional services associated with the Sovereign and Liberty mergers.

 FDIC assessment fees. FDIC assessment fees were $1.1 million for the nine months ended September 30, 2017 and $447 thousand for the same period in 2016. The increase in FDIC assessment fees is primarily a result of a catch-up in prior period assessments, the Sovereign acquisition and the resulting increase in average assets for the nine months ended September 30, 2017.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $1.0 million, or 75.7%, to $2.3 million for the nine months ended September 30, 2017, compared to $1.3 million for the same period in 2016 primarily related to increases in ATM and interchange expense of $183 thousand, corporate insurance of $178 thousand and dues and memberships of $164 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2017, the Company did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2017, income tax expense totaled $5.8 million, an increase of $965 thousand, or 20.0%, compared to $4.8 million for the same period in 2016. The change in income tax expense from the nine months ended September 30, 2016 was primarily due to the $3.5 million increase in net income from operations offset by the impact of the net discrete tax benefit of $285 primarily associated with the recognition of excess tax benefit on share-based payment awards during the nine months ended September 30, 2017 compared to no net discrete tax benefit during the nine months ended September 30, 2016.

The Company’s estimated annual effective tax rate, before reporting the net impact of discrete items, was approximately 34.4% and 34.2% for the nine months ended September 30, 2017 and 2016, respectively. The Company’s estimated effective tax rate, after including the net impact of discrete tax items, was approximately 32.8% and 34.1% for the nine months ended September 30, 2017 and 2016, respectively.
Results of Operations for the Three Months Ended September 30, 2017 and September 30, 2016
Net Interest Income
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

Compared to the three months ended September 30, 2016, net interest income increased by $8.6 million from $10.5 million to $19.1 million for the three months ended September 30, 2017. The increase in net interest income before provision for loan losses was primarily due to a $9.1 million increase in interest income on loans resulting from average loan balance increases of $689.0 million compared to the three months ended September 30, 2016. The net interest margin increased to 3.78% for the three months ended September 30, 2017 from 3.70% for the same three-month period in 2016. The 8 basis point increase in net interest margin was primarily due to a change in mix of interest-earning assets resulting from increases in loan balances. The average yield on loan balances increased to 5.00% from 4.83% for the three months ended September 30, 2017 compared to the same period during 2016. The increase in the average yield for loans was primarily driven by $585 thousand in estimated accretion during the third quarter of 2017 on loans acquired from Sovereign. The estimated accretion on the estimated purchase discount for loans acquired from Sovereign increased the average yield on loans by approximately 14 basis points for the three months ended September 30, 2017.
For the three months ended September 30, 2017, interest expense totaled $3.2 million and the average rate paid on interest-bearing liabilities was 0.92%. For the three months ended September 30, 2016, interest expense totaled $1.5 million and the average rate paid on interest-bearing liabilities was 0.79%. The increase in interest expense of $1.7 million was primarily due to a $1.4 million increase in deposit-related interest expense resulting from average interest-bearing deposit increases of $567.2 million to $1.3 billion for the three months ended September 30, 2017 from $727.0 million for the three months ended September 30, 2016. The increase in interest expense was primarily the result of increases in money market accounts as interest expense paid on these balances increased $828 thousand. The increase in the average rate paid on interest-bearing liabilities of 13 basis points was primarily due to a 10 basis point increase in the average cost of interest-bearing deposits to 0.86% for the three months ended September 30, 2017 from 0.76% for the three months ended September 30, 2016. This increase was the result of a 18 basis point increase in the average interest rate paid on money market accounts from 0.82% for the three months ended September 30, 2016 to 1.00% for the three months ended September 30, 2017.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$1,643,077	$20,706	5.00%	$954,053	$11,589	4.83%
Securities available for sale	191,265	941	1.95	83,233	335	1.60
Investment in subsidiary	265	3	4.49	93	1	4.28
Interest-bearing deposits in other banks	171,461	629	1.46	94,596	129	0.54
Total interest-earning assets	2,006,068	22,279	4.41	1,131,975	12,054	4.24
Allowance for loan losses	(9,910)			(8,115)
Noninterest-earning assets	202,352			95,901
Total assets	$2,198,510			$1,219,761
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,294,187	$2,812	0.86%	$726,958	$1,381	0.76%
Advances from FHLB	53,222	160	1.19	38,363	59	0.61
Other borrowings	13,793	178	5.12	8,078	97	4.78
Total interest-bearing liabilities	1,361,202	3,150	0.92	773,399	1,537	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	452,426			301,740
Other liabilities	6,898			3,284
Total noninterest-bearing liabilities	459,324			305,024
Stockholders’ equity	377,984			141,338
Total liabilities and stockholders’ equity	$2,198,510			$1,219,761
Net interest rate spread(2)			3.49%			3.45%
Net interest income		$19,129			$10,517
Net interest margin(3)			3.78%			3.70%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,553 and $6,047 and deferred loan fees of $18 and $46 for the three months ended September 30, 2017 and 2016, respectively.
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

	For the Three Months Ended
	September 30, 2017 vs. 2016
	Increase
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$8,393	$724	$9,117
Securities available for sale	436	170	606
Investment in subsidiary	2	—	2
Interest-bearing deposits in other banks	105	395	500
Total increase in interest income	8,936	1,289	10,225
Interest-bearing liabilities:
Interest-bearing deposits	1,081	350	1,431
Advances from FHLB	23	78	101
Other borrowings	69	12	81
Total increase in interest expense	1,173	440	1,613
Increase in net interest income	$7,763	$849	$8,612
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $752 thousand for the three months ended September 30, 2017 and $238 thousand for the same period in 2016, an increase of $514 thousand. The increase in provision expense was due primarily to loan growth as well as an increase in general reserves due to changes in qualitative factors around the nature, volume, and mix of the loan portfolio, which includes a qualitative risk factor adjustment related to the potential impact of Hurricane Harvey.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of loans, gain on the sale of investment securities, and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed direct loan origination costs, which we generally recognize over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		Increase
	September 30,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)

Service charges and fees on deposit accounts	$669	$433	$236
Gain on sales of investment securities	205	—	205
Gain on sales of loans	705	1,036	(331)
Bank-owned life insurance	188	193	(5)
Other	210	231	(21)
Total noninterest income	$1,977	$1,893	$84

Noninterest income for the three months ended September 30, 2017 increased $84 thousand, or 4.4%, to $2.0 million compared to noninterest income of $1.9 million for the same period in 2016. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn fees from our customers for deposit-related services, and these fees constitute a significant and predictable component of our noninterest income. Service charges on deposit accounts were $669 thousand and $433 thousand for the three months ended September 30, 2017 and 2016, respectively. The increase of $236 thousand was attributable to growth in the number of deposit accounts, accounts acquired from Sovereign and an increase transaction fees and service charges from new and existing customers.
Gain on sales of investment securities. Gain on sales of investment securities were $205 thousand for the nine months ended September 30, 2017 with no comparative gain for the same period of 2016. The increase of $205 thousand resulted from the sale of Sovereign investment securities that did not fit our investment strategy.

Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $705 thousand for the three months ended September 30, 2017 compared to $1.0 million for the same period of 2016. The decrease of $331 thousand was primarily due to a decrease in gain on sale of mortgage loans by $287 thousand and decrease in gain on sale of SBA-guaranteed loans by $44 thousand.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	September 30,		(Decrease)
	2017	2016	2017 vs. 2016
	(Dollars in thousands)
Salaries and employee benefits	$5,921	$3,920	$2,001
Non-staff expenses:
Occupancy and equipment	1,596	923	673
Professional fees	1,973	785	1,188
Data processing and software expense	719	296	423
FDIC assessment fees	410	179	231
Marketing	436	293	143
Other assets owned expenses and write-downs	71	9	62
Amortization of intangibles	223	95	128
Telephone and communications	230	98	132
Other	943	431	512
Total noninterest expense	$12,522	$7,029	$5,493
Noninterest expense for the three months ended September 30, 2017 increased $5.5 million, or 78.1%, to $12.5 million compared to noninterest expense of $7.0 million for the same period in 2016. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $5.9 million for the three months ended September 30, 2017, an increase of $2.0 million, or 51.0%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $2.7 million due to the addition of 100 full-time equivalent employees related to the merger with Sovereign. This increase in salaries and employee benefits was partially offset by the deferral of direct origination costs which increased $665 thousand as a result of the growth in loans during the three months ended September 30, 2017 compared to the same period in 2016.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $1.6 million for the three months ended September 30, 2017 compared to $923 thousand for the same period in 2016. The increase of $673 thousand was primarily due to the additional lease expense associated with the opening of the Turtle Creek branch beginning January 2017 and the addition of six owned buildings and five property leases from the Sovereign merger.

Data processing and software expenses. Data processing expenses were $719 thousand for the three months ended September 30, 2017, an increase of $423 thousand, or 142.9%, compared to the same period in 2016. The increase was attributable to the Company converting Sovereign’s operating systems into the Veritex information technology infrastructure.
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional services expenses were $2.0 million for the three months ended September 30, 2017 compared to $785 thousand for the same period in 2016, an increase of $1.2 million or 151.3%. This increase was primarily the result of $1.4 million of legal and other professional services associated with the Sovereign and Liberty mergers.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $512 thousand, or 118.8%, to $943 thousand for the three months ended September 30, 2017, compared to $431 thousand for the same period in 2016 primarily related to increases in corporate insurance of $93 thousand, auto and travel of $72 thousand and ATM and interchange expense of $68 thousand.
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
Income tax expense for the three months ended September 30, 2017 totaled $2.7 million, an increase of $882 thousand, or 49.9%, compared to $1.8 million for the same period in 2016. The change in income tax expense from the three months ended September 30, 2016 was primarily due to the $2.7 million increase in net income from operations offset by the impact of the net discrete tax benefit of $30 thousand primarily associated with the recognition of excess tax benefit on share-based payment awards during the three months ended September 30, 2017 compared to no net discrete tax benefit during the three months ended September 30, 2016.
The Company’s effective tax rate, before the net impact of discrete items, was approximately 34.2% for the three months ended September 30, 2017 compared to 34.4% for the three months ended September 30, 2016. The Company’s effective tax rate, after the net impact of discrete items, was approximately 33.8% and 34.4% for the three months ended September 30, 2017 and 2016, respectively.
Financial Condition

Our total assets increased $1.1 billion, or 77.1%, from $1.4 billion as of December 31, 2016 to $2.5 billion as of September 30, 2017. Our asset growth was due to the successful acquisition of Sovereign in which we acquired $1.1 billion in assets. Additionally, our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas-Fort Worth metroplex. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market area. Our loan portfolio represents the highest yielding component of our earning asset base.

As of September 30, 2017, total loans were $1.9 billion, an increase of $915.6 million, or 92.3%, compared to $991.9 million as of December 31, 2016, with $750.9 million of growth resulting from loans acquired from Sovereign. In addition to these amounts, $2.2 million and $5.2 million in loans were classified as held for sale as of September 30, 2017 and December 31, 2016, respectively.

Total loans held for investment as a percentage of deposits were 96.1% and 88.6% as of September 30, 2017 and December 31, 2016, respectively. Total loans held for investment as a percentage of assets were 76.5% and 70.4% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$577,758	30.3%	$291,416	29.4%
Real estate:
Construction and land	276,670	14.5%	162,614	16.4%
Farmland	6,572	0.3%	8,262	0.8%
1 - 4 family residential	185,473	9.7%	140,137	14.1%
Multi-family residential	54,475	2.9%	14,683	1.5%
Commercial Real Estate	802,432	42.1%	370,696	37.4%
Consumer	4,129	0.2%	4,089	0.4%
Total loans held for investment	$1,907,509	100.0%	$991,897	100%
Total loans held for sale	$2,179		$5,208

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

The following table presents information regarding non-performing assets at the dates indicated:

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans(1)	$1,856	$941
Accruing loans 90 or more days past due(1)	54	835
Total nonperforming loans	1,910	1,776
Other real estate owned:
Commercial real estate, construction, land and land development	738	493
Residential real estate	—	169
Total other real estate owned	738	662
Total nonperforming assets	$2,648	$2,438
Restructured loans—non-accrual	19	170
Restructured loans—accruing	607	652
Ratio of nonperforming loans to total loans	0.10%	0.18%
Ratio of nonperforming assets to total assets	0.11%	0.17%
(1) Excludes PCI loans measured at fair value at September 30, 2017.

We had $2.6 million and $2.4 million in nonperforming assets as of September 30, 2017 and December 31, 2016, respectively. We had $1.9 million in nonperforming loans as of September 30, 2017 compared to $1.8 million as of December 31, 2016.
The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	794	—
Commercial	1,048	930
Consumer	14	11
Total	$1,856	$941

Potential Problem Loans

From a credit risk standpoint, we classify non-PCI loans in one of four categories: pass, special mention, substandard or doubtful. Non-PCI loans classified as loss are charged-off. Non-PCI loans not rated special mention, substandard, doubtful or loss are classified as pass loans. The classifications of loans reflect a judgment about the risks of default and loss associated with the loan. We review the ratings on credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. Our methodology is structured so that specific allocations are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).
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
Credits classified as purchased credit impaired are those that, at acquisition date, had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI(1)	Total
Real estate:
Construction and land	$276,060	$610	$—	$—	—	$276,670
Farmland	6,572	—	—	—	—	6,572
1 - 4 family residential	185,216	—	257	—	—	185,473
Multi-family residential	54,475	—	—	—	—	54,475
Commercial Real Estate	775,129	8,142	13,403	—	5,758	802,432
Commercial	528,803	16,328	6,065	116	26,446	577,758
Consumer	4,043	—	86	—	—	4,129
Total	$1,830,298	$25,080	$19,811	$116	$32,204	$1,907,509
(1) Includes PCI loans measured at fair value as of September 30, 2017. The fair value on these PCI loans are subject to change based on management finalizing its purchase accounting adjustments.

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	—	$162,614
Farmland	8,262	—	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	—	140,137
Multi-family residential	14,683	—	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	—	370,696
Commercial	289,589	686	1,034	107	—	291,416
Consumer	4,078	—	11	—	—	4,089
Total	$986,808	$3,722	$1,260	$107	—	$991,897

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
As of September 30, 2017, the allowance for loan losses totaled $10.5 million, or 0.55%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $8.5 million, or 0.86%, of total loans. The increase in the allowance compared to December 31, 2016 was primarily due to loan growth and an increase in the general reserves from changes in qualitative factors around the nature, volume and mix of the loan portfolio. Ending balances for the purchase discount related to non-impaired acquired loans were $6.4 million and $566 thousand, as of September 30, 2017 and December 31, 2016, respectively. Purchased credit impaired loans are not considered nonperforming loans.
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Nine Months Ended	For the Nine Months Ended	For the Year Ended
	September 30, 2017	September 30, 2016	December 31, 2016
	(Dollars in thousands)
Average loans outstanding(1)	$1,240,461	$903,581	$919,441
Gross loans outstanding at end of period(1)	$1,907,509	$926,712	$991,897
Allowance for loan losses at beginning of period	$8,524	$6,772	$6,772
Provision for loan losses	2,585	1,610	2,050
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—
Residential	(11)	—	—
Commercial Real Estate	—	—	—
Commercial	(611)	(300)	(314)
Consumer	—	(9)	(19)
Total charge-offs	(622)	(309)	(333)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—
Residential	—	—	—
Commercial Real Estate	—	—	—
Commercial	5	28	32
Consumer	—	1	3
Total recoveries	5	29	35
Net charge-offs	(617)	(280)	(298)
Allowance for loan losses at end of period	$10,492	$8,102	$8,524
Ratio of allowance to end of period loans	0.55%	0.87%	0.86%
Ratio of net charge-offs to average loans	0.05%	0.03%	0.03%
_______________________________

(1)	Excluding loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions, including Sovereign, and organic growth is demonstrated by the upward trend in loan balances from December 31, 2016 to September 30, 2017. Loan balances increased from $991.9 million as of December 31, 2016 to $1.9 billion as of September 30, 2017. The allowance for loan losses as a percentage of total loans was determined by the qualitative factors around the nature, volume and mix of the loan portfolio. The decrease in the allowance for loan loss as a percentage of loans as of September 30, 2017 from December 31, 2016 and September 30, 2016 was attributable to the Sovereign acquisition as acquired loans are recorded at fair value.

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

	As of		As of
	September 30, 2017		December 31, 2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,125	10.7%	$1,346	15.8%
Farmland	39	0.4	69	0.8
1 - 4 family residential	1,223	11.7	999	11.7
Multi-family residential	296	2.8	117	1.4
Commercial Real Estate	3,976	37.9	3,003	35.2
Total real estate	$6,659	63.5%	$5,534	64.9%
Commercial	3,811	36.3	2,955	34.7
Consumer	22	0.2	35	0.4
Total allowance for loan losses	$10,492	100.0%	$8,524	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2017, the carrying amount of investment securities totaled $204.8 million, an increase of $102.2 million or 99.7% compared to $102.6 million as of December 31, 2016 which is primarily due to securities purchases of $70.6 million during 2017 and $48.1 million of acquired Sovereign securities remaining as of September 30, 2017. This increase is partially offset by paydowns and maturities of $17.3 million during 2017. Securities represented 8.2% and 7.3% of total assets as of September 30, 2017 and December 31, 2016, respectively.
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

	As of September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$10,827	$92	$11	$10,908
Corporate bonds	7,500	330	—	7,830
Municipal securities	52,392	269	141	52,520
Mortgage-backed securities	81,454	98	447	81,105
Collateralized mortgage obligations	52,062	99	395	51,766
Asset-backed securities	649	10	—	659
Total	$204,884	$898	$994	$204,788

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
Total	$104,450	$128	$2,019	$102,559

All of our mortgage-backed securities and collateralized mortgage obligations are agency securities. We do not hold any Fannie Mae or Freddie Mac preferred stock, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of September 30, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

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

	As of September 30, 2017
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$10,595	2.45%	$313	2.05%	$—	—%	$10,908	2.44%
Corporate securities	—	—	7,830	5.63	—	—	—	—	7,830	5.63
Municipal securities	—	—	9,224	2.32	24,119	2.79	19,177	3.05	52,520	2.80
Mortgage-backed securities	—	—	48,789	1.87	32,316	2.32	—	—	81,105	2.05
Collateralized mortgage obligations	267	2.17	37,826	2.00	13,673	2.34	—	—	51,766	2.09
Asset-backed securities	—	—	659	2.18	—	—	—	—	659	2.18
Total	$267	2.17%	$114,923	1.88%	$70,421	2.48%	$19,177	3.05%	$204,788	2.20%

	As of December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$345	1.62%	$351	2.02%	$—	—%	$696	1.82%
Municipal securities	—	—	3,630	2.13	2,995	1.96	7,417	2.51	14,042	2.29
Mortgage-backed securities	—	—	37,307	1.63	11,731	2.22	81	2.10	49,119	1.77
Collateralized mortgage obligations	262	2.98	36,850	1.73	815	2.42	—	—	37,927	1.75
Asset-backed securities	—	—	775	1.40	—	—	—	—	775	1.40
Total	$262	2.98%	$78,907	1.70%	$15,892	2.18%	$7,498	2.51%	$102,559	1.83%

The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our investment portfolio was 3.90 years and 4.39 years with an estimated effective duration of 3.00 years and 3.30 years as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, we did not own securities of any one issuer for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of September 30, 2017 were $2.0 billion, an increase of $866.0 million, or 77.3%, compared to $1.1 billion as of December 31, 2016. The increase from December 31, 2016 was primarily due to $809.4 million of deposits assumed from Sovereign.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank (FHLB) advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2017 and December 31, 2016, total borrowing capacity of $484.1 million and $369.4 million, respectively, was available under this arrangement and $38.2 million and $38.3 million, respectively, was outstanding with a weighted average interest rate of 1.19% for the three months ended September 30, 2017 and 0.60% for the year ended December 31, 2016. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
September 30, 2017
Amount outstanding at period-end	$38,200
Weighted average interest rate at period-end	1.26%
Maximum month-end balance during the period	38,294
Average balance outstanding during the period	43,313
Weighted average interest rate during the period	0.98%
December 31, 2016
Amount outstanding at period-end	$38,306
Weighted average interest rate at period-end	0.77%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	43,649
Weighted average interest rate during the period	0.60%

Federal Reserve Bank of Dallas. The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2017 and December 31, 2016, $214.7 million and $197.3 million, respectively, were available under this arrangement. As of September 30, 2017, approximately $282.2 million in commercial loans were pledged as collateral. As of September 30, 2017 and December 31, 2016, no borrowings were outstanding under this arrangement.
Junior subordinated debentures. As of September 30, 2017, we have $11.7 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Trust Securities. In connection with the acquisition of Fidelity Resource Company during 2011, we assumed $3.1 million in Trust Securities issued by Parkway National Capital Trust I, a statutory business trust and acquired wholly-owned subsidiary. We assumed the guarantor position and as such, unconditionally guarantee payment of accrued and unpaid distributions required to be paid on the Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.
We own all of the outstanding common securities of each trust. Parkway National Capital Trust I used the proceeds from the issuance of its Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the trust’s only assets and the interest payments from the debentures finance the distributions paid on the Trust Securities.
The Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.85% percent. The effective rate as of September 30, 2017 and December 31, 2016 was 1.67% and 2.70%, respectively. The Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
The remaining $8.6 million in Trust Securities was assumed in the acquisition of Sovereign. Sovereign issued $8.4 million of Floating Rate Cumulative Trust Preferred Securities (TruPS) through a newly formed, unconsolidated, wholly-owned subsidiary, SovDallas Capital Trust I (the Trust). The Company had an investment of 100% of the common shares of the Trust, totaling $0.2 million.
The Trust invested the total proceeds from the sale of the TruPS and the investment in common shares in floating rate Junior Subordinated Debentures (the Debentures) issued by the Company. Interest on the TruPS is payable quarterly at a rate equal to three-month LIBOR plus 4.0%. Principal payments are due to maturity in July 2038. The TruPS are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.

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

	As of September 30,	As of December 31,
	2017	2016
	(Dollars in thousands)
Junior subordinated debentures	$11,702	$3,093
Subordinated notes	4,987	4,942
Total	$16,689	$8,035

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2017 and the year ended December 31, 2016, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank of Dallas are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $14.6 million as of September 30, 2017 and December 31, 2016. There were no advances under these lines of credit outstanding as of September 30, 2017 and December 31, 2016.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.7 billion for the nine months ended September 30, 2017 and $1.2 billion for the year ended December 31, 2016.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Sources of Funds:
Deposits:
Noninterest-bearing	22.1%	25.5%
Interest-bearing	58.0	57.9
Advances from FHLB	2.4	3.7
Other borrowings	0.6	0.7
Other liabilities	0.3	0.2
Stockholders’ equity	16.6	12.0
Total	100.0%	100.0%
Uses of Funds:
Loans	70.7%	77.2%
Securities available for sale	8.6	7.1
Interest-bearing deposits in other banks	12.7	7.8
Other noninterest-earning assets	8.0	7.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	27.6%	30.5%
Average loans to average deposits	88.4%	92.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 36.9% for the nine months ended September 30, 2017 compared to the same period in 2016. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of September 30, 2017, we had outstanding $546.0 million in commitments to extend credit and $6.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $236.9 million in commitments to extend credit and $6.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2017, we had cash and cash equivalents of $151.4 million compared to $234.8 million as of December 31, 2016. The decrease was primarily due to the $56.2 million of cash consideration paid related to the Sovereign acquisition and due to funding loan and investment growth over the period.
Capital Resources
Total stockholders’ equity increased to $445.9 million as of September 30, 2017, compared to $239.1 million as of December 31, 2016, an increase of $206.8 million, or 86.5%. The increase from December 31, 2016 was primarily the result of the Company’s issuance of 5,117,642 shares for $136.0 million, net of offering costs, in connection to the Sovereign acquisition, the Company raise of $56.7 million of common stock in our public offering, net of offering costs, and $11.9 million in net income during the nine months ended September 30, 2017.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2017 and December 31, 2016, the Bank and we complied with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$328,915	14.87%	$228,566	22.02%
Tier 1 capital (to risk-weighted assets)	313,437	14.17	215,057	20.72
Common equity tier 1 (to risk-weighted assets)	301,735	13.65	211,964	20.42
Tier 1 capital (to average assets)	313,437	15.26	215,057	16.82
Veritex Community Bank
Total capital (to risk-weighted assets)	$255,756	11.57%	$130,237	12.55%
Tier 1 capital (to risk-weighted assets)	245,264	11.10	121,713	11.73
Common equity tier 1 (to risk-weighted assets)	245,264	11.10	121,713	11.73
Tier 1 capital (to average assets)	245,264	11.95	121,713	9.52
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $546.0 million and $6.4 million, respectively, as of September 30, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the date indicated:

	As of September 30, 2017		As of December 31, 2016
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	14.67%	4.11%	12.60%	11.67%
+ 200	10.95%	4.51%	9.63%	12.04%
+ 100	7.13%	3.51%	6.14%	9.29%
Base	2.89%	—%	0.99%	—%
−100	(1.28)%	(6.48)%	(2.56)%	(11.22)%
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
Our policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At September 30, 2017 and December 31, 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
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

Certain Acquired Loans
As part of its business acquisitions, we evaluated each of the acquired loans under ASC 310-30 to determine whether (i) there was evidence of credit deterioration since origination, and (ii) it was probable that we would not collect all contractually required payments receivable. We determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified based on a review of each individual loan. Therefore, generally each individual loan that should have been or was on non-accrual at the acquisition date and each individual loan that was deemed impaired were included subject to ASC 310-30 accounting. These loans were recorded at the discounted expected cash flows of the individual loan.
Loans that were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. We apply the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If, at acquisition, we identified loans that they could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non-accrual and accounted for under the cost recovery method. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually.
We estimate the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income.
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
Special Cautionary Notice Regarding Forward-Looking Statements
Forward-looking statements included in this Report are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
risks related to the concentration of our business within the Dallas-Fort Worth metroplex and Houston metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas-Fort Worth metroplex and Houston metropolitan area;

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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•	market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex and Texas;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	potential fluctuations in the market value and liquidity of our investment securities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	risks associated with data processing system failures and errors;

•	our actual cost savings resulting from the acquisition of Liberty are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the Liberty acquisition are less than expected;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Hurricanes or other adverse weather events in Texas can have an adverse impact on Veritex’s and/or Liberty’s business, financial condition and operations.

Hurricanes, tropical storms, natural disasters and other adverse weather events can have an adverse impact on Veritex’s and/or Liberty’s business, financial condition and operations, cause widespread property damage and significantly depress the local economies in which Veritex and Liberty operate. Veritex operates one branch and a loan production office in Houston, an area which is susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane, caused extensive and costly damage across Southeast Texas. Most notably, the Houston metropolitan area in Texas received over 40 inches of rainfall, which resulted in catastrophic flooding and unprecedented damage to residences and businesses.

Veritex continues to evaluate Hurricane Harvey’s impact on its customers and its business, including its properties, assets and loan portfolios. While Veritex does not anticipate that Hurricane Harvey will have significant long-term effects on its business, financial condition or operations, Veritex is unable to predict with certainty the short- and long-term impact that Hurricane Harvey may have on the local region in which it operates, including the impact on loan and deposit activities and credit exposures. Veritex will continue to monitor the residual effects of Hurricane Harvey on its business and customers.

Similar future adverse weather events in Texas could potentially result in extensive and costly property damage to businesses and residences, force the relocation of residents and significantly disrupt economic activity in the region. Veritex and Liberty cannot predict the extent of damage that may result from such adverse weather events, which will depend on a variety of factors that are beyond the control of Veritex and Liberty, including, but not limited to, the severity and duration of the event, the timing and level of government responsiveness and the pace of economic recovery. If a significant adverse weather event were to occur, it could have a materially adverse impact on Veritex’s and/or Liberty’s financial condition, results of operations and business, as well as potentially increase Veritex’s and/or Liberty’s exposure to credit and liquidity risks.

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

3.2	Third Amended and Restated Bylaws of Veritex Holdings, Inc.
3.3	Third Amended and Restated Bylaws of Veritex Holdings, Inc., marked to show amendments effective as of May 18, 2017.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 26, 2017	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2017	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)