Form 10-K
period 2017-12-31
Veritex Holdings, Inc.
filed 2018-03-14
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2017 was approximately $350,195,000.

At March 13, 2018, the Company had outstanding 24,134,748 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

VERITEX HOLDINGS, INC.
Annual Report on Form 10‑K
December 31, 2017

PART I
ITEM 1.  BUSINESS
Our Company
Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Veritex” refer to Veritex Holdings, Inc. and our wholly-owned banking subsidiary, Veritex Community Bank, and the term “Bank” refers to Veritex Community Bank.
Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our recent acquisitions of Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares, Inc. (“Liberty”), our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, as well as the Houston metropolitan area. We currently operate twenty branches and one mortgage office located in the Dallas-Fort Worth metroplex and one branch in the Houston metropolitan area.
Our business is conducted through one reportable segment, community banking, where we generate the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Our primary customers are small and medium-sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision-making and relationship-driven, quality service we provide and our deep, long-term understanding of Texas community banking. As a result of consolidation, we believe that few locally-based banks are dedicated to providing this level of service to small and medium-sized businesses. Our management team’s long-standing presence and experience in Texas gives us unique insight into local market opportunities and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long-term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit talented bankers and strategically source potential acquisitions in our target markets.
We completed an initial public offering of our common stock in October 2014, as an Emerging Growth Company under the JOBS act. Our common stock is listed on the Nasdaq Global Market under the symbol “VBTX.”
Our History and Growth
We have experienced significant growth since commencing banking operations in 2010 through our strategy of pursuing organic growth and strategic acquisitions. Since inception, we have completed six whole-bank acquisitions that increased our market presence within the Dallas-Fort Worth metroplex, including an acquisition that resulted in us entering the Houston metropolitan market in 2017. On August 1, 2017, we acquired Sovereign Bancshares, Inc. (“Sovereign”), a Texas corporation and parent company of Sovereign Bank. We issued 5,117,642 shares of common stock and paid out $56.2 million in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C was converted into one share of our Senior Non-Cumulative Perpetual, Series D Preferred Stock at the consummation of the acquisition. For further information, see Note 22 - Preferred Stock in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report. On December 1, 2017, we acquired Liberty Bancshares Inc. (“Liberty”), a Texas corporation and parent company of Liberty Bank. We issued approximately 1,449,944 shares of common stock and paid out $25.0 million in cash to Liberty in consideration for the acquisition.

As of December 31, 2017, we had total assets of $2.9 billion, total loans of $2.2 billion, total deposits of $2.3 billion and total stockholders’ equity of $488.9 million, which includes the fair value estimates from the Sovereign and Liberty acquisitions. In order to focus our growth efforts in the Dallas-Fort Worth and Houston markets and upon the completion of the Sovereign acquisition, we made the strategic decision to exit the Austin market. As of December 31, 2017, two branches in the Austin area, which are classified as held for sale on our consolidated balance sheets as of December 31, 2017, were sold on January 1, 2018.
Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes our six completed acquisitions since inception:

	Date	Acquired	Acquired	Number of
	Completed	Assets(1)	Loans(1)	Branches	Locations
Bank Acquired		(Dollars in millions)
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	$181.8	$91.7	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	166.3	108.1	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	53.8	40.4	1	Las Colinas
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	124.4	88.5	2	Irving and Frisco
Sovereign Bank through Sovereign Bancshares, Inc.	August 2017	1,122.2	752.5	9	Dallas, Fort Worth, Houston and Austin
Liberty Bank through Liberty Bancshares, Inc.	December 2017	467.3	312.6	5	Fort Worth
(1) Acquired assets and acquired loans amounts for Sovereign and Liberty represent provisional estimates as the independent valuations for certain assets acquired and liabilities assumed have not been finalized. For more information about these provisional estimates, please see Note 24 of the Notes to Consolidated Financial Statements contained in Item 15 of this report.
We have established a record of steady growth and profitable operations since our inception while preserving our strong credit culture. As indicated by the graphs below, for the year ended December 31, 2017, we continued this trend by focusing on growing our total loans and deposits organically by increasing our commercial lending relationships through further expansion in the Dallas-Fort Worth metroplex and Houston metropolitan area. On January 1, 2018, we completed the sale of two Austin branches acquired as part of the Sovereign acquisition. The completion of this branch sale resulted in us fully exiting the Austin market.

(1) Impact of the Tax Cuts and Jobs Act resulted in a $3.1 million one-time reduction to net income in 2017.
Our Strategy
Our business strategy consists of the following components:

•
Organic Growth.  Our organic growth strategy focuses on more deeply penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers are an important driver of our organic growth by further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect continued success adding to our team of experienced bankers in order to grow our market presence. Preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

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

Our Banking Services
We focus on delivering a wide variety of relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. A general discussion of the range of commercial banking products and other services we offer follows.
Lending Activities. As of December 31, 2017, loans totaled $2.2 billion, representing 75.8% of our total assets. Our loan portfolio consists of commercial real estate and general commercial loans, residential real estate loans, construction and land loans, farmland loans and consumer loans.
Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Loan Committee and Executive Loan Committee provides company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.
Deposits. Deposits are our principal source of funds for our interest earning assets. We believe that a critical component of our success is the importance we place on our deposit services. Our services include the usual deposit functions of commercial banks, safe deposit facilities and commercial and personal banking services, in addition to our loan offerings. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including high net worth individuals and small to medium-sized businesses. The types of deposit accounts we offer consist of demand, savings, money market and time deposit accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers. We also pursue commercial deposit and financial institution money market accounts that will benefit from the utilization of our treasury management services.
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks, and letters of credit.
We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, automated clearinghouse origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts, including loan sweep.
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  As of December 31, 2017, the book value of our investment portfolio totaled $228.1 million, with an average yield of 2.03% and an estimated effective duration of approximately 2.69 years.

Our Market Area
We currently operate in the Dallas-Fort Worth metroplex area, which is part of the broader Dallas-Fort Worth-Arlington metroplex statistical area, and the Houston metropolitan area. The economy in these areas is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. These market areas are among the most vibrant in the United States with rapidly growing populations, a high level of job growth, an affordable cost of living and a pro-growth business climate. On January 1, 2018, we completed the sale of the Austin branches acquired as part of the Sovereign acquisition and as a result have exited the Austin metropolitan area.
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
Employees
As of December 31, 2017, we had 315 full-time employees and 9 part-time employees. None of our employees are represented by a union. In August 2017, the Bank was named one of the “Best Banks to Work For 2017” by the American Banker Magazine, and in November 2017 the Bank was named in the list of “Top 100 Places to Work 2017” by The Dallas Morning News. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of the Company.
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
A company that acquires ownership or control of 25% or more of any class of voting securities of a bank or bank holding company, that controls the election of a majority of the board of directors of such an institution, or that exercises a controlling influence over the affairs of such an institution is a bank holding company and must obtain the prior approval of and later register with the Federal Reserve under the Bank Holding Company Act of 1956 as amended (the “BHC Act”). A company that acquires less than 25% but more than 5% of a class of voting securities may be required to enter into passivity commitments with the Federal Reserve. Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.
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
Various provisions of the Dodd-Frank Act may affect our business and include, but may not be limited to the following:

•
Source of strength.  Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress and in circumstances in which we might not otherwise do so.

•
Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules set conditions for “qualified mortgages,” including underwriting standards-for example, a borrower’s debt to income ratio may not exceed 43%-and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and are defined to include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

•
Risk retention. The Federal Reserve, together with the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a final rule in 2014 to implement the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying securitizations of commercial loans, commercial real estate loans and auto loans.

•
Imposition of restrictions on swaps activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. This framework covers any person required to register as a “major swap participant,” “swap dealer,” “major security-based swap participant” or a “security-based swap dealer.” We are treated as an end user and are not subject directly to many of these requirements, but the requirements may affect the nature of the business we conduct with persons required to register.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. With the recent change in leadership at the CFPB, the agency has released a new strategic plan and published formal requests for information on possible changes to its general supervisory program and its enforcement program. Taken together, these developments suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws, but the agency has not proposed specific changes to its regulations.

•
Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. For a discussion of the assessments the Bank pays to the FDIC, see “Deposit Insurance and Deposit Insurance Assessments” below.

•
Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

•
Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the Securities and Exchange Commission (the “SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the Jumpstart Our Business Startups Act, (the “JOBS Act”), allowing us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

The Volcker Rule
Section 619 of the Dodd-Frank Act, popularly known as the “Volcker Rule,” generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with private equity funds and hedge funds. These prohibitions apply to banking entities of any size, including us and the Bank. In 2013, the Federal Reserve, together with the FDIC, the OCC, the SEC and the CFTC, issued regulations to implement the Volcker Rule, but full compliance was not required until July 21, 2017. We have reviewed the scope of the Volcker Rule and have determined that we do not have any activities or investments that are subject to the requirements of the rule at this time.

Notice and Approval Requirements Related to Control
Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. In addition to requirements that may apply under the BHC Act, described above under “Bank and Bank Holding Company Regulation,” the Change in Bank Control Act and the Texas Banking Act require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person is presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. The holdings of certain affiliated persons, or persons acting in concert, are typically aggregated for the purpose of applying the 10% and 25% thresholds.
In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, control of any other bank or bank holding company or all or substantially all the assets thereof; or more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.
Permissible Activities and Investments
Banking laws generally restrict our ability to engage in, or acquire more than 5% of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities to include those that are financial in nature or incidental or complementary to a financial activity for a bank holding company that elects to be a financial holding company, which requires the satisfaction of certain conditions. We have not elected financial holding company status.
In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a non-bank entity.
The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), has operated to limit such activities. FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.
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
Regulatory Capital Requirements and Capital Adequacy
The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors.  As a bank holding company and a state-chartered member bank, we and the Bank are subject to several regulatory capital requirements.
Capital requirements have evolved over the last thirty years. The current requirement took effect on January 1, 2015, with phase-in periods for certain requirements. The requirements are based on a set of international standards popularly known as Basel III. By virtue of the Dodd-Frank Act, the Company is broadly subject to the same requirements that apply to the Bank.

Under the current capital rules, the Bank must maintain “tangible” capital equal to 1.5% of average total assets, common equity Tier 1 equal to 4.5% of risk-weighted assets, Tier 1 capital equal to 6% of risk-weighted assets, total capital (a combination of Tier 1 and Tier 2 capital) equal to 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets equal to 4%. The regulations also modified the thresholds necessary for a savings association to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”
Under the rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A bank must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. The required deductions for banks include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital (subject to certain limitations). Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (“ALLL”). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital. Tangible capital has the same definition as Tier 1 capital.    Under the final rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.
The risk weights used for the risk-based capital calculations range from 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, to 600% for certain equity exposures. Loans that are past due by 90 days or more and commercial real estate loans either with a loan-to-value ratio in excess of the supervisory ceilings or without a certain amount of contributed capital from the borrower must be risk-weighted at 150%. Mortgage servicing assets and deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with the adjustment stated above are risk-weighted at 250%.
At December 31, 2017, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements.
The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. As of December 31, 2017, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2017, the Company met all the requirements to be deemed well-capitalized.
In addition, the rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. This requirement is still phasing in and will take full effect on January 1, 2019. In 2017, the necessary buffer was 1.25%; in 2018, it will be 1.875%. The effect of the capital conservation buffer , once fully phased in, will be to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.
The capital requirements are minimum supervisory ratios generally applicable to banking organizations. The Federal Reserve (and the other federal bank regulatory agencies) may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.  Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Prompt Corrective Action
In addition to the capital rules, the Bank is subject to the “prompt corrective action” regime. This regime subjects an insured depository institution to increasingly stringent restrictions and supervisory actions by its primary federal regulator, if the institution becomes undercapitalized and its financial condition continues to deteriorate. Each U.S. insured depository institution falls within one of five assigned capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An insured depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A well-capitalized institution is not subject to any restrictions on its activities and enjoys certain regulatory advantages such as streamlined processing of many applications. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater; a Tier 1 risk-based capital ratio of 6.0% or greater; a leverage ratio of 4.0% or greater; and does not meet the criteria for a “well capitalized” bank. Adequately-capitalized status is necessary in order to undertake a variety of regulated activities. An institution that is adequately capitalized but not well capitalized may be restricted in its ability to rely on brokered deposits, discussed below under “Brokered Deposits.”
A depository institution is “under-capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. A depository institution is “ significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%. an institution is critically undercapitalized if its ratio of tangible equity to total assets is equal to or less than 2.0%. Significantly undercapitalized institutions are subject to a wider array of adverse agency actions than undercapitalized institutions. A critically undercapitalized institution is likely to be place in receivership if it does not find a merger partner. Under certain circumstances, an institution may be treated as if the institution were in the next lower capital category.
A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution provides a performance guarantee of the subsidiary’s compliance with the capital restoration plan up to the lesser of 5% of the bank’s total assets or the amount necessary to bring the bank into compliance with capital requirements as of the time it fell out of compliance.
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2017, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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
Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. Bank dividend activity is governed by federal and state laws, regulations and policies.
Under Federal Reserve guidelines, the Bank may pay dividends to us only from net income and retained earnings and may not impair its permanent capital, subject to certain exceptions. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the final capital rules, when fully implemented, may also have the effect of limiting the payment of capital distributions from the Bank.

Reserve Requirements
Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.
Limits on Transactions with Affiliates and Insiders
Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral standards on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.
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
The Federal Reserve’s Regulation O regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests. Section 18(z) of the FDIA limits purchases and sales of assets between an insured depository institution and its executivie officers, directors, and principal shareholders.
Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction. An “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit.
Concentrated Commercial Real Estate Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2017, total reported loans for construction, land development and other land represented over 100% of total capital indicating a concentration in commercial real estate lending. At December 31, 2017, our management believes that it is in compliance with the requirements and guidance of federal banking agencies including the Federal Reserve for institutions with concentrations in commercial real estate lending.

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
Deposit Insurance and Deposit Insurance Assessments
The Bank’s deposits are insured by the Deposit Insurance Fund, or DIF, to the maximum extent permitted by the FDIC. This amount is $250,000 per depositor per account. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. The agency also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action.
Insured depository institutions fund the DIF through quarterly assessments. The FDIC has adopted a risk-based premium system to calculate the assessments. All institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.
The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the Deposit Insurance Fund exceeds 2.0% and higher thresholds.
Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.
The FDIC may terminate the deposit insurance of any insured depository institution, including us, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.
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

Anti-Money Laundering and OFAC
Insured depository institutions and several other classes of financial institutions are subject to regulations under the Bank Secrecy Act and the USA PATRIOT Act of 2001 designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator, in the Bank's case, the OCC.
Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Compliance with these requirements has been a special focus of the Federal Reserve and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputation damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.
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
Consumer Laws and Regulations
Banking organizations are subject to numerous Federal laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Act;

•	The GLB Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	Section 5 of the Federal Trade Commission Act and section 1031 of the Dodd-Frank Act protecting against unfair, deceptive or abusive acts and practices; and

•	state usury laws.
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
Privacy and Cybersecurity
Several Federal statutes and regulations require insured depository institutions to take several steps to protect nonpublic consumer financial information. The Bank has prepared a privacy policy, which it must disclose to consumers annually. In some cases, the Bank must obtain a consumer's consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank's sharing of information with its affiliates for marketing and certain other purposes. Additional conditions come into play in the Bank's information exchanges with credit reporting agencies. The Bank's privacy practices and the effectiveness of its systems to protect consumer privacy are one of the subjects covered in the OCC's periodic compliance examinations.
The Federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber attacks.

The Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage insured depository institutions to help meet the credit needs of low to moderate-income communities and individuals within their institutions’ assessment areas. CRA does not impose specific lending requirements, and it does not contemplate that an insured depository institution would take any action inconsistent with safety and soundness.
The Federal banking agencies evaluate the performance of each of their regulated institutions periodically to determine whether an institution’s performance is “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” Each evaluation is made public, together with the underlying report. Outstanding or Satisfactory ratings often are a condition to qualify for certain regulatory benefits.
The CRA requires the federal bank regulators to take into account an insured depository institution’s record in meeting the convenience and needs of the communities that the institution serves when considering an application by a bank to establish or relocate a branch or to enter into certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s subsidiary bank (or banks) when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA performance of the target institutions and our depository institution subsidiaries. An evaluation of “Needs to Improve” or “Substantial Noncompliance” may block or impede regulatory approvals of our applications. The Bank received an overall CRA rating of “Satisfactory” as an intermediate small bank on its most recent CRA examination as of January 23, 2017.

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
Risks Related to Veritex’s Business
Veritex’s business concentration in Texas, and specifically the Dallas-Fort Worth metroplex and the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas-Fort Worth metroplex and the Houston metropolitan area, including any downturn in the real estate sector.
Veritex primarily conducts operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2017, the substantial majority of the loans in Veritex’s loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, Veritex is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have a material adverse impact on Veritex’s business, financial condition and results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in Veritex’s portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect Veritex and its profitability more significantly and more adversely than its competitors whose operations are less geographically focused.

Uncertain market conditions and economic trends could adversely affect Veritex’s business, financial condition and results of operations.
Veritex operates in an uncertain economic environment, including generally uncertain conditions nationally and locally in its industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. Veritex retains direct exposure to the residential and commercial real estate market in Texas, particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area, and is affected by these events.
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
The majority of Veritex’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, Veritex’s earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Veritex’s interest sensitivity profile was asset sensitive as of December 31, 2017, meaning that it estimates net interest income would increase more from rising interest rates than from falling interest rates.
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

Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when Veritex places a loan on nonaccrual status, Veritex reverses any accrued but unpaid interest receivable, which decreases interest income. At the same time, Veritex continues to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on Veritex’s net interest income.
Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.
Veritex’s nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (TDRs) adversely affect our net income in various ways. Veritex does not record interest income on nonaccrual loans and assets acquired through foreclosure. Veritex must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, Veritex also writes down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if Veritex’s estimate of the allowance for loan losses is inadequate, Veritex will have to increase the allowance for loan losses accordingly, which will have an adverse effect on Veritex’s earnings. Significant increases in the level of Veritex’s nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.

The small to medium-sized businesses that Veritex lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect Veritex’s results of operations and financial condition.
Veritex focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Dallas-Fort Worth metroplex, Houston metropolitan area, or Texas generally and small to medium-sized businesses are adversely affected or Veritex’s borrowers are otherwise affected by adverse business developments, Veritex’s business, financial condition and results of operations could be adversely affected.
Veritex’s allowance for loan losses may prove to be insufficient to absorb potential losses in its loan portfolio, which could adversely affect Veritex’s business, financial condition and results of operations.
Veritex establishes an allowance for loan losses and maintains it at a level considered adequate by management to absorb probable loan losses based on its analysis of the loan portfolio and market environment. The allowance for loan losses represents Veritex’s estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to Veritex. Veritex’s allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on various factors including historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Veritex’s control, and any such differences may be material.

As of December 31, 2017, Veritex’s allowance for loan losses was 0.57% of its total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses may occur in the future and may occur at a rate greater than Veritex has previously experienced. Veritex may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by its banking regulators. In addition, bank regulatory agencies will periodically review the allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require Veritex to recognize future charge-offs. These adjustments could adversely affect Veritex’s business, financial condition and results of operations.
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
Veritex’s success is dependent upon the continued service and skills of its executive management team. Veritex’s goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of its executive management team. Veritex’s success is also dependent in part on the continued service of its market presidents and relationship managers. The loss of any of these key personnel could adversely affect Veritex’s business because of their skills, years of industry experience, relationships with customers and the difficulty of promptly finding qualified replacement personnel. Veritex cannot guarantee that these executive officers or key employees will continue to be employed with them in the future.
The relatively unseasoned nature of a significant portion of Veritex’s loan portfolio may expose it to increased credit risks.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover Veritex’s outstanding exposure. Veritex’s loan portfolio has grown to $2.2 billion as of December 31, 2017, from $100.9 million as of December 31, 2010.This growth is related to both organic growth and loans acquired in connection with acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because Veritex’s relatively limited experience with such loans does not provide it with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than Veritex’s historical loan portfolio experience, which could adversely affect Veritex’s business, financial condition and results of operations.

A large portion of Veritex’s loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.
As of December 31, 2017, $684.6 million or 30.6% of Veritex’s total loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than Veritex anticipates exposing it to increased credit risk. A significant portion of Veritex’s commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which Veritex’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose Veritex to credit losses and could adversely affect its business, financial condition and results of operations.
Veritex’s commercial real estate and construction and land loan portfolios expose it to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2017, $909.3 million, or 40.7% of total loans, consisted of commercial real estate loans (including owner occupied commercial real estate loans) and $277.8 million, or 12.4% of total loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of Veritex’s non-owner occupied commercial real estate loan portfolio could require it to increase the allowance for loan losses, which would reduce profitability and could have a material adverse effect on Veritex’s business, financial condition and results of operations.
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
As of December 31, 2017, $1.5 billion, or 68.9% of total loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with Veritex’s real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of Veritex’s markets could increase the credit risk associated with Veritex’s loan portfolio, and could result in losses that adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in Veritex’s market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on Veritex’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that Veritex would be required to increase the allowance for loan losses, which could adversely affect its business, financial condition and results of operations.

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
Veritex has extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2017, the aggregate amount of loans to its 10 and 25 largest borrowers (including related entities) amounted to $212.5 million, or 9.5% of total loans, and $437.8 million, or 19.6% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in Veritex’s loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to Veritex is more likely to have a material adverse effect on its business, financial condition and results of operations.
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
Veritex’s most important source of funds is core deposits. Core deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, Veritex would lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of Veritex equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from Veritex’s brokered deposit network, which includes the Federal Home Loan Bank of Dallas, or the FHLB, and the Federal Reserve Bank of Dallas, or the FRB. Veritex also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize its activities, or on acceptable terms, could be impaired by factors that affect Veritex directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Veritex’s access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas-Fort Worth metroplex or by one or more adverse regulatory actions against it.
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
While Veritex attempts to invest a significant percentage of its assets in loans (its loan to deposit ratio was 98.0% as of December 31, 2017), it also invests a percentage of its total assets in investment securities (7.7% as of December 31, 2017) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2017, the fair value of Veritex’s securities portfolio was $228.1 million, which included a net unrealized loss of $1.6 million. Factors beyond Veritex’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, Veritex may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.

Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.
Veritex conducts operations exclusively in Texas and particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area. Many of Veritex’s competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. Veritex also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than Veritex can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in its market area. Increased competition in Veritex’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, Veritex may not be able to compete successfully against current and future competitors. If it is unable to attract and retain banking customers, Veritex may be unable to continue to grow loan and deposit portfolios, and its business, financial condition and results of operations could be adversely affected.
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
Ensuring that Veritex has adequate disclosure controls and procedures, including internal control over financial reporting, in place so that it can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. Veritex is in the process of documenting, reviewing and, if appropriate, improving its internal controls and procedures since becoming a public company and being subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal control over financial reporting and, when Veritex ceases to be an emerging growth company under the JOBS Act, a report by its independent auditors addressing these assessments. Veritex’s management may conclude that its internal control over financial reporting is not effective due to its failure to cure any identified material weakness or otherwise. Moreover, even if Veritex’s management concludes that its internal control over financial reporting is effective, Veritex’s independent registered public accounting firm may not conclude that its internal control over financial reporting is effective. In the future, Veritex’s independent registered public accounting firm may not be satisfied with its internal control over financial reporting or the level at which its controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from Veritex. In addition, during the course of the evaluation, documentation and testing of Veritex’s internal control over financial reporting, Veritex may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject Veritex to adverse regulatory consequences. If Veritex fails to achieve and maintain the adequacy of its internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, Veritex may be unable to report its financial information on a timely basis, it may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and it may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of Veritex’s financial statements.
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
Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

If the goodwill that Veritex has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely effect its business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. Veritex reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Veritex utilizes a two-step process to test for impairment of goodwill. Under the first step, the estimation of fair value of Veritex’s one reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in Veritex’s results of operations in the periods in which they become known. As of December 31, 2017, goodwill totaled $159.5 million. Although Veritex has not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect Veritex’s business, financial condition and results of operations.

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
As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased deposit insurance assessment rates, which in turn raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Veritex is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the Deposit Insurance Fund, Veritex may be required to pay FDIC premiums higher than current levels. Veritex’s FDIC insurance related costs were $1.2 million for the year ended December 31, 2017, compared to $661 thousand for the year ended December 31, 2016 and $448 thousand for the year ended December 31, 2015. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect Veritex’s earnings and results of operations.

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
As of December 31, 2017, Veritex had approximately $4.9 million outstanding in aggregate principal amount of subordinated promissory notes held by investors, and, in the aggregate, $11.7 million of junior subordinated debentures issued to two statutory trusts that, in turn issued $11.4 million in the aggregate of trust preferred securities. In the future, Veritex may incur additional indebtedness. Upon Veritex’s liquidation, dissolution or winding up, holders of its common stock will not be entitled to receive any payment or other distribution of assets until after all of Veritex’s obligations to its debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, Veritex is required to pay interest on its outstanding indebtedness before it pays any dividends on its common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond Veritex’s control, the amount, timing, nature or success of Veritex’s future capital raising efforts is uncertain. Thus, holders of Veritex’s common stock bear the risk that Veritex’s future issuances of debt securities or its incurrence of other borrowings will negatively affect the market price of its common stock.
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

For as long as Veritex is an emerging growth company, Veritex will not be required to comply with certain reporting requirements, including disclosure about its executive compensation, that apply to other public companies.
Veritex is classified as an “emerging growth company” under the JOBS Act. For as long as Veritex is an emerging growth company, unlike other public companies, it will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements proposed by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies, (4) hold nonbinding advisory votes on executive compensation, or (5) obtain shareholder approval of any golden parachute payments not previously approved. Veritex will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of its initial public offering, which was completed in October 2014, although Veritex will lose that status sooner if it has more than $1.07 billion of revenues in a fiscal year, has more than $700.0 million in market value of its common stock held by non-affiliates, or issues more than $1.0 billion of non-convertible debt over a 3-year period.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
At December 31, 2017, our executive offices were located at 8214 Westchester Drive, Suite 400, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2017, we had twenty full-service branches and one mortgage office located in the Dallas-Fort Worth metroplex, two full-service branches in the Austin metropolitan area and one full-service branch in the Houston metropolitan area. On January 1, 2018, the Company sold the two full-service branches in the Austin metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2017, we owned thirteen of our branch locations and leased the mortgage office and remaining ten branch locations. The remaining terms of our leases on our full-services branches range from one to five years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $77.0 million, which includes $5.1 million of premises and equipment classified as held for sale, at December 31, 2017. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
For more information about our bank premises and equipment and operating leases, please see Note 6 and Note 15 of the Notes to Consolidated Financial Statements contained in Item 15 of this report.
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

The following table presents the range of high and low sales price per share reported on The Nasdaq Global Market for the period indicated.

	2017		2016
	High	Low	High	Low
First Quarter	$29.25	$25.64	$17.00	$12.35
Second Quarter	28.47	25.39	16.25	14.35
Third Quarter	27.54	24.22	17.48	13.91
Fourth Quarter	28.60	25.75	27.76	15.46
Holders of Record
As of March 13, 2018, there were 333 holders of record of our common stock.
Dividend Policy
We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
There are regulatory requirements related to our ability and the ability of the Bank to pay dividends. See “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions”.
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2017. The following reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016	December 31, 2016	June 30, 2017	December 31, 2017
Veritex Holdings, Inc.	$100.00	$101.58	$107.06	$116.20	$114.84	$191.47	$188.75	$197.78
S&P 500	100.00	106.78	107.00	106.00	108.85	116.11	125.68	138.66
Nasdaq Bank	100.00	110.05	118.56	117.34	112.44	158.44	154.46	164.00
Comparison of Cumulative Total Return
Stock Repurchases
No purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2017.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$2,945,583	$1,408,507	$1,039,551	$802,231	$664,946
Cash and cash equivalents	149,044	234,791	71,551	93,251	76,646
Investment securities	228,117	102,559	75,813	45,127	45,604
Total loans(1)	2,233,518	991,897	820,567	603,310	495,270
Allowance for loan losses	12,808	8,524	6,772	5,981	5,018
Goodwill	159,452	26,865	26,865	19,148	19,148
Intangibles	20,441	2,181	2,410	1,261	1,567
Noninterest-bearing deposits	612,830	327,614	301,367	251,124	218,990
Interest-bearing deposits	1,665,800	792,016	567,043	387,619	354,948
Total deposits	2,278,630	1,119,630	868,410	638,743	573,938
Advances from FHLB	71,164	38,306	28,444	40,000	15,000
Other borrowings	31,689	8,035	8,027	8,019	8,047
Total stockholders’ equity	488,929	239,088	132,046	113,312	66,239
Selected Income Statement Data:
Net interest income	$68,508	$40,955	$31,459	$25,340	$21,041
Provision for loan losses	5,114	2,050	868	1,423	1,883
Net interest income after provision for loan losses	63,394	38,905	30,591	23,917	19,158
Noninterest income	7,576	6,503	3,704	2,496	2,391
Noninterest expense	42,789	26,390	21,388	18,503	16,364
Income before income tax	28,181	19,018	12,907	7,910	5,185
Income tax expense	13,029	6,467	4,117	2,705	1,777
Net income	15,152	12,551	8,790	5,205	3,408
Preferred dividends	42	—	98	80	60
Net income available to common stockholders	$15,110	$12,551	$8,692	$5,125	$3,348
Share Data:
Basic earnings per common share	$0.82	$1.16	$0.86	$0.73	$0.58
Diluted earnings per common share	0.80	1.13	0.84	0.72	0.57
Book value per common share(2)	20.28	15.73	12.33	11.12	10.03
Tangible book value per common share(3)	12.82	13.82	9.59	8.96	6.46
Basic weighted average common shares outstanding	18,403,894	10,849,331	10,061,015	6,991,585	5,787,810
Diluted weighted average common shares outstanding	18,809,894	11,058,118	10,332,158	7,152,328	5,848,810
Performance Ratios:
Return on average assets(4)	0.76%	1.06%	0.98%	0.75%	0.58%
Return on average equity(4)	4.55	8.80	6.94	6.28	5.27
Net interest margin(5)	3.77	3.72	3.80	3.78	4.0
Efficiency ratio(6)	56.24	55.61	60.83	66.47	69.84
Loans to deposits ratio	98.02	88.59	94.50	94.45	86.3
Noninterest expense to average assets(4)	2.16	2.22	2.38	2.71	2.80
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.03%	0.17%	0.11%	0.07%	0.44%
Nonperforming loans to total loans	0.02	0.18	0.08	0.07	0.23
Allowance for loan losses to nonperforming loans	2,651.76	479.95	1,003.26	1,371.79	445.65
Allowance for loan losses to total loans	0.57	0.86	0.83	0.99	1.01
Net charge-offs to average loans outstanding	0.06	0.03	0.01	0.08	0.02
Capital Ratios:
Total stockholders’ equity to total assets	16.60%	16.97%	12.70%	14.12%	10.0%
Tangible common equity to tangible assets(7)	11.12	15.23	10.17	10.86	5.82
Tier 1 capital to average assets(4)	12.92	16.82	10.75	12.66	8.06
Tier 1 capital to risk-weighted assets	12.48	20.72	12.85	15.45	9.75
Common equity tier 1 (to risk-weighted assets)	11.41	20.42	12.48	n/a	n/a
Total capital to risk-weighted assets	13.16	22.02	14.25	17.21	11.74

(1)
Total loans does not include loans held for sale and deferred fees. Loans held for sale were $0.8 million as of December 31, 2017, $5.2 million as of December 31, 2016,  $2.8 million as of December 31, 2015, $8.9 million as of December 31, 2014 and $2.1 million as of December 31, 2013. Deferred fees were $28 thousand as of December 31, 2017, $55 thousand of December 31, 2016, $62 thousand as of December 31, 2015, $51 thousand as of December 31, 2014 and $94 thousand as of December 31, 2013.

(2)
We calculate book value per common share as stockholders’ equity less preferred stock at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)
We calculate tangible book value per common share as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is total stockholders’ equity per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

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

(7)
We calculate tangible common equity as total stockholders’ equity less preferred stock, goodwill, and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

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
Overview
We are a bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our recent acquisitions of Sovereign and Liberty, our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, as well as the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas.
Our business is conducted through one reportable segment, community banking, where we generate the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
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
2017 Highlights

Sovereign Bancshares, Inc.

On August 1, 2017, we acquired Sovereign, a Texas corporation and parent company of Sovereign Bank. We issued 5,117,642 shares of its common stock and paid out $56.2 million in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each of Sovereign’s 24,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C was converted into one share of our Senior Non-Cumulative Perpetual, Series D Preferred Stock at the consummation of the acquisition. For further information, see Note 22 - Preferred Stock in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report. We acquired an estimated $1.1 billion in assets and assumed $905.1 million of liabilities as a result of this acquisition as of the closing date.

On August 8, 2017, we redeemed all 24,500 shares of the Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24.7 million. For further information, see Note 24 – Business Combinations in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.

Common Stock Offering

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2,285,050 shares of the Company’s common stock with $56.7 million in net proceeds after underwriting discounts and offering expenses. The Company used a portion of the net proceeds of the offering to fund a portion of the consideration paid for the acquisition of Liberty Bancshares, Inc. and for general corporate purposes.

Liberty Bancshares, Inc.

On December 1, 2017, we acquired Liberty, a Texas corporation and parent company of Liberty Bank. We issued approximately 1,450,000 shares of its common stock and paid out $25.0 million in cash to Liberty in consideration for the acquisition. We acquired an estimated $467.3 million in assets and assumed $401.9 million of liabilities as a result of this acquisition as of the closing date. For further information, see Note 24 – Business Combinations in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.

Anticipated Trends

This discussion of trends expected to impact our business in 2018 is based on information presently available and reflects certain assumptions, including assuming a continuation of the current economic and low rate environment. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2018:

•	Continued emphasis on credit quality and relationship banking.

•	Continue to leverage our strong capital through accretive organic growth and merger and acquisition opportunities.

•
Continued meaningful costs savings from the recent acquisitions of Sovereign and Liberty, the consolidation of our back office functions into one operations center and the sale of our two non-core Austin branches on January 1, 2018.

•	Net interest income higher, reflecting full-year benefits from the 2017 rate increases and loan growth.

•	Net charge-offs to remain low, with continued solid performance of the overall loan portfolio.

•
Income tax expense to approximate 21% of pre-tax income reflecting the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) excluding discrete tax impact from the re-measurement of deferred taxes upon finalization of the provisional estimates for certain assets acquired and liabilities assumed in the Sovereign and Liberty acquisitions as well as discrete tax impact from deferred employee stock transactions.

Results of operations for the Fiscal Years Ended December 31, 2017 and December 31, 2016
General
Net income available to common stockholders for the year ended December 31, 2017 was $15.1 million, an increase of $2.5 million, or 20.4%, from net income available to common stockholders of $12.6 million for the year ended December 31, 2016. Net income available to common stockholders for the 2017 period was negatively impacted by a $3.1 million re-measurement of our deferred tax assets and deferred tax liabilities due to our new effective tax rate under the Tax Act.
Basic earnings per share (“EPS”) for the year ended December 31, 2017 was $0.82, a decrease of $0.34 from $1.16 for the year ended December 31, 2016. Diluted earnings per share for the year ended December 31, 2017 was $0.80, a decrease of $0.33 from $1.13 for the year ended December 31, 2016.
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
For the year ended December 31, 2017, net interest income totaled $68.5 million compared with net interest income of $41.0 million for the year ended December 31, 2016, an increase of $27.5 million, or 67.3%. This increase was primarily due to a $32.9 million, or 70.7%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $5.4 million, or 95.7%, for the year ended December 31, 2017. Interest income was $79.5 million compared to $46.6 million for the years ended December 31, 2017 and 2016, respectively. The primary driver of increased interest income was the growth on interest earned on average loans. Interest earned on average loans outstanding for the year ended December 31, 2017 compared to average loans outstanding for the year ended December 31, 2016 increased $29.1 million, or 65.2%. The growth in average loans was the result of the acquisitions of Sovereign and Liberty, new loan originations and growth of existing customer loan balances. Average loan balances grew from $924.5 million for the year ended December 31, 2016 to $1.4 billion for the year ended December 31, 2017, an increase of $516.8 million, or 55.9%.

Interest expense for the year ended December 31, 2017 was $11.0 million compared to $5.6 million for the year ended December 31, 2016, an increase of $5.4 million, or 95.8%. The year-over-year increase was due to growth of average interest bearing-liabilities of $475.4 million, or 64.2%, primarily due to the increase in interest bearing liabilities assumed from Sovereign and Liberty and organic growth in average interest bearing deposits, advances from FHLB, and other borrowings.
Net interest margin and net interest spread were 3.77% and 3.48%, respectively, for the year ended December 31, 2017 compared to 3.72% and 3.47%, respectively, for the year ended December 31, 2016. The increase in net interest margin by 5 basis points and increase in net interest spread by 1 basis point was due to an increase in the average yield earned on interest-bearing assets by 16 basis points which was offset by an increase in the average yield paid on interest-bearing liabilities by 15 basis points. The average interest earned on interest-bearing assets increased to 4.39% during the year ended December 31, 2017 from 4.23% for the year ended December 31, 2016. The average interest paid on interest-bearing liabilities increased to 0.91% during the year ended December 31, 2017 from 0.76% for the year ended December 31, 2016.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the years ended December 31, 2017 and 2016, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)(4)	$1,441,295	$73,795	5.12%	$924,465	$44,681	4.83%
Securities available for sale	170,253	3,462	2.03	84,558	1,409	1.67
Investment in subsidiary	202	8	3.96	93	2	2.15
Interest-earning deposits in financial institutions	202,314	2,287	1.13	93,199	503	0.54
Total interest-earning assets	1,814,064	79,552	4.39	1,102,315	46,595	4.23
Allowance for loan losses	(9,567)			(7,743)
Noninterest-earning assets(4)	176,471			94,200
Total assets	$1,980,968			$1,188,772
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits(4)	$1,151,033	$9,878	0.86%	$688,978	$4,988	0.72%
Advances from FHLB	51,196	531	1.04	43,649	260	0.60
Other borrowings	13,878	635	4.58	8,077	392	4.85
Total interest-bearing liabilities	1,216,107	11,044	0.91	740,704	5,640	0.76
Noninterest-bearing liabilities:
Noninterest-bearing deposits(4)	425,124			302,548
Other liabilities(4)	6,802			2,937
Total noninterest-bearing liabilities	431,926			305,485
Stockholders’ equity	332,935			142,583
Total liabilities and stockholders’ equity	$1,980,968			$1,188,772
Net interest rate spread(2)			3.48%			3.47%
Net interest income		$68,508			$40,955
Net interest margin(3)			3.77%			3.72%

__________________

(1)	Includes average outstanding balances of loans held for sale of $2,493, and $5,078 and deferred loan fees of $19 and $54 for the years ended December 31, 2017 and 2016, respectively.

(2)	Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.

(4)
Includes average outstanding balances of branch assets and liabilities held for sale in total loans, noninterest-bearing assets, interest-bearing deposits, noninterest-bearing deposits and other liabilities.

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

	For the Year Ended December 31, 2017
	Compared to 2016
	Increase (Decrease) Due To
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$26,462	$2,652	$29,114
Securities available for sale	1,740	313	2,053
Other investments	4	2	6
Interest-earning deposits in other banks	1,233	551	1,784
Total increase in interest income	29,439	3,518	32,957
Interest-bearing liabilities:
Interest-bearing deposits	3,974	916	4,890
Advances from FHLB	78	193	271
Other borrowings	266	(23)	243
Total increase in interest expense	4,318	1,086	5,404
Increase (decrease) in net interest income	$25,121	$2,432	$27,553
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $5.1 million for the year ended December 31, 2017, compared to $2.1 million for the same period in 2016, an increase of $3.0 million or 149.5%. The increase in provision expense was primarily due to the general provision required for purchased Sovereign loans that were refinanced and re-underwritten at maturity as well as an increase in organic loan growth. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology. In addition, net charge-offs increased $532 thousand for the year ended December 31, 2017 compared to the same period in 2016.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, gains on the sale of investment securities, gains on the sale of loans and income from bank-owned life insurance. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended
	December 31,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$2,502	$1,846	$656
Gain on sales of investment securities	222	15	207
Gain on sales of loans	3,141	3,288	(147)
Bank-owned life insurance	753	771	(18)
Other	958	583	375
Total noninterest income	$7,576	$6,503	$1,073
Noninterest income for the year ended December 31, 2017 increased $1.1 million, or 16.5%, to $7.6 million compared to noninterest income of $6.5 million for the same period in 2016. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $2.5 million for the year ended December 31, 2017, an increase of $656 thousand, or 35.5%, over the same period in 2016. This increase was primarily attributable to organic growth in the number of deposit accounts and accounts assumed from the Sovereign and Liberty acquisitions.
Gain on sales of investment securities. Gain on sales of investment securities were $222 thousand for the year ended December 31, 2017 compared to $15 thousand for the same period in 2016. The increase of $207 thousand primarily resulted from the sale of $190 thousand Sovereign investment securities during the third quarter of 2017 that did not fit our investment strategy.
Gain on sales of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from sale on loans was $3.1 million for the year ended December 31, 2017 compared to $3.3 million for the same period in 2016. The decrease of $147 thousand, or 4.5%, was primarily due to a decrease in gain on sale of mortgage loans by $463 thousand offset by an increase in sales of SBA-guaranteed loans resulting in incremental gains of $250 thousand.
Other. Other noninterest income was $958 thousand for the year ended December 31, 2017, an increase of $375 thousand, or 64.3%, compared to the same period in 2016. The increase was primarily due to a $271 thousand increase in SBA service fee income resulting from an increase in SBA loans of $20.6 million, the introduction of rental revenue derived from the purchase of our corporate office of $139 thousand, and a $90 thousand increase in dividend income as a result of bi-annual Federal Reserve Bank stock dividends attributable to additional purchases of Federal Reserve Bank stock during the year ended December 31, 2017. These increases were partially offset by a reduction in income on late charges of $99 thousand for the year ended December 31, 2017.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$20,828	$14,332	$6,496
Non-staff expenses:
Occupancy and equipment	5,618	3,667	1,951
Professional fees	5,672	2,804	2,868
Data processing and software expense	2,217	1,158	1,059
FDIC assessment fees	1,177	661	516
Marketing	1,293	983	310
Other assets owned expenses and write-downs	182	163	19
Amortization of intangibles	964	380	584
Telephone and communications	720	402	318
Other	4,118	1,840	2,278
Total noninterest expense	$42,789	$26,390	$16,399
Noninterest expense for the year ended December 31, 2017 increased $16.4 million, or 62.1%, to $42.8 million compared to noninterest expense of $26.4 million for the same period in 2016. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $20.8 million for the year ended December 31, 2017, an increase of $6.5 million, or 45.3%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $5.9 million resulting from higher headcount including the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions and merit increases given to employees during the year ended December 31, 2017. Incentive costs also increased $1.9 million which primarily included lender incentive increases of $573 thousand as a result of organic loan growth during the period and employee stock compensation increases of $711 thousand. Employee benefits and payroll taxes also increased $391 thousand and $522 thousand, respectively, compared to the same period in 2016. These increases in salaries and employee benefits were partially offset by direct origination costs previously mentioned which increased $2.2 million as a result of the growth in loans during the year ended December 31, 2017 compared to the same period in 2016.
Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $5.6 million for the year ended December 31, 2017 compared to $3.7 million for the same period in 2016. The increase of $1.9 million, or 53.2%, was primarily due to the leasing of additional office space beginning June 1, 2016 at the corporate headquarters location, additional lease expense associated with the opening of the Turtle Creek branch beginning in January 2017, the addition of eight owned buildings and eight property leases from our acquisitions of Sovereign and Liberty in 2017 and one month of depreciation associated with the purchase of our corporate headquarters building in December 2017.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $5.7 million for the year ended December 31, 2017, an increase of $2.9 million, or 102.3%, compared to the same period in 2016. This increase was primarily the result of legal and other professional services associated with the Sovereign and Liberty acquisitions.

FDIC assessment fees. FDIC assessment fees were $1.2 million for the year ended December 31, 2017 compared to $661 thousand for the same period during 2016. The increase in FDIC assessment fees is a result of the Sovereign and Liberty acquisitions and the resulting increase in average assets for the year ended December 31, 2017.
Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $2.3 million, or 123.8%, to $4.1 million for the year ended December 31, 2017, compared to $1.8 million for the same period in 2016 primarily related to an increase in loan and collection expense of $652 thousand resulting from an increase in loan originations and renewals during 2017. Additionally, ATM and interchange expenses increased $247 thousand, insurance expenses increased $293 thousand and dues and memberships increased $225 thousand primarily as result of the Sovereign and Liberty acquisitions.

Income Tax Expense. The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2017, the Company did not believe a valuation allowance was necessary.

For the year ended December 31, 2017, income tax expense totaled $13.0 million, an increase of $6.6 million, or 101.5%, compared to $6.5 million for the same period in 2016. The increase was primarily attributable to the $9.2 million increase in net operating income from $19.0 million for the year ended December 31, 2016 to $28.2 million for the same period in 2017 as well as a $3.1 million income tax expense adjustment to the Company's deferred tax asset related to the December 22, 2017 enactment of the Tax Act. The SEC issued Staff Accounting Bulletin No. 118(“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period for up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Company has made reasonable estimates of the impact of the reduction in the corporate tax rate and re-measurement of certain deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future. The Company is still analyzing certain provisional estimates for the Liberty and Sovereign acquisitions with respect to loans, bank premises, furniture and equipment, goodwill, intangible assets, deposits and deferred taxes. Any changes to these provisional estimates and re-measurement of deferred taxes could potentially have an impact on our future earnings and our effective tax rate.
Results of Operations for the Fiscal Years Ended December 31, 2016 and December 31, 2015
General
Net income available to common stockholders for the year ended December 31, 2016 was $12.6 million, an increase of $3.9 million, or 44.4%, from net income available to common stockholders of $8.7 million for the year ended December 31, 2015. Basic earnings per share for the year ended December 31, 2016 was $1.16, an increase of $0.30 from $0.86 for the year ended December 31, 2015. Diluted earnings per share for the year ended December 31, 2016 was $1.13, an increase of $0.29 from $0.84 for the year ended December 31, 2015.

Net Interest Income
For the year ended December 31, 2016, net interest income totaled $41.0 million compared with net interest income of $31.5 million for the year ended December 31, 2015, an increase of $9.5 million, or 30.2%. This increase was primarily due to a $11.7 million, or 33.4%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $2.2 million, or 63.0%, for the year ended December 31, 2016. Interest income was $46.6 million compared to $34.9 million for the years ended December 31, 2016 and 2015, respectively. The primary driver of increased interest income was the growth on interest earned on average loans. Interest earned on average loans outstanding for the year ended December 31, 2016 compared to average loans outstanding for the year ended December 31, 2015 increased $11.0 million, or 32.7%. The growth in average loans was the result of the acquisition of IBT Bancorp, Inc. (“IBT”), which closed on July 1, 2015, new loan originations, and growth of existing customer loan balances. Average loan balances grew from $697.4 million for the year ended December 31, 2015 to $924.5 million for the year ended December 31, 2016, an increase of $227.0 million, or 32.6%.
Interest expense for the year ended December 31, 2016 was $5.6 million compared to $3.5 million for the year ended December 31, 2015, an increase of $2.2 million, or 63.0%. The year-over-year increase was due to growth of average interest bearing-liabilities of $238.4 million, or 47.5%, primarily due to the increase in interest bearing liabilities acquired in the IBT acquisition and organic growth in average interest bearing deposits, advances from FHLB and other borrowings.
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

	For the Year Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$924,465	$44,681	4.83%	$697,439	$33,680	4.83%
Securities available for sale	84,558	1,409	1.67	59,088	997	1.69
Investment in subsidiary	93	2	2.15	93	2	2.15
Interest-earning deposits in financial institutions	93,199	503	0.54	70,630	241	0.34
Total interest-earning assets	1,102,315	46,595	4.23	827,250	34,920	4.22
Allowance for loan losses	(7,743)			(6,419)
Noninterest-earning assets	94,199			78,006
Total assets	$1,188,771			$898,837
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$688,978	$4,988	0.72%	$475,034	$2,918	0.61%
Advances from FHLB	43,649	260	0.60%	18,055	159	0.88
Other borrowings	8,077	392	4.85%	9,212	384	4.17
Total interest-bearing liabilities	740,704	5,640	0.76	502,301	3,461	0.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	302,548			267,550
Other liabilities	2,937			2,408
Total noninterest-bearing liabilities	305,485			269,958
Stockholders’ equity	142,582			126,578
Total liabilities and stockholders’ equity	$1,188,771			$898,837
Net interest rate spread(2)			3.47%			3.53%
Net interest income		$40,955			$31,459
Net interest margin(3)			3.72%			3.80%

__________________

(1)	Includes average outstanding balances of loans held for sale of $5,078, and $3,134 for the years ended December 31, 2016 and 2015, respectively.

(2)	Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest-earning assets.

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
	December 31, 2016 vs. 2015
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

Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “-Financial Condition-Allowance for Loan Losses.” The provision for loan losses was $2.1 million for the year ended December 31, 2016, compared to $868 thousand for the same period in 2015, an increase of $1.2 million or 136.2%. The increase in provision expense was due mainly to loan growth as well an increase in general reserves due to changes in qualitative factors around the nature, volume and mix of the loan portfolio for the year ended December 31, 2016 as compared to the same period in 2015. In addition, loans totaling approximately $88.5 million were acquired as part of the IBT acquisition in July of 2015. No provision was recorded for these loans as they were recorded at the purchase date fair value and there has been no significant credit deterioration since the acquisition date, requiring additional credit loss provision. In addition, net charge-offs increased $221 thousand for the year ended December 31, 2016 compared to the same period in 2015.
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Year Ended
	December 31,
			Increase
	2016	2015	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,846	$1,326	$520
Gain on sales of investment securities	15	7	8
Gain on sales of loans	3,288	1,273	2,015
Gain on sales of other assets owned	—	—	—
Bank-owned life insurance	771	747	24
Other	583	351	232
Total noninterest income	$6,503	$3,704	$2,799
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
Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, including FDIC assessments, data processing expenses, and advertising and promotion expenses.

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

Financial Condition
Our total assets were $2.9 billion and $1.4 billion as of December 31, 2017 and 2016 , respectively. Assets increased $1.5 billion, or 109.1%, from December 31, 2016 to December 31, 2017.  Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex as well as successfully closing the Sovereign and Liberty acquisitions with fair value acquired assets of $1.1 billion and $401.9 million, respectively. We believe these relationships and acquisitions will bring in new customer accounts and grow balances from existing loan and deposit customers.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas-Fort Worth metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our earning asset base.
As of December 31, 2017, total loans were $2.2 billion, an increase of $1.2 billion, or 125.2%, compared to $991.9 million as of December 31, 2016. These increases were primarily due the acquired loans from Sovereign and Liberty with an acquisition date fair value of $752.5 million and $312.6 million, respectively, as well as organic growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market areas. In addition to these amounts, $841 thousand and $5.2 million were loans classified as held for sale as of December 31, 2017 and 2016, respectively.
Total loans as a percentage of deposits were 98.0% and 94.5% as of December 31, 2017 and December 31, 2016, respectively. Total loans as a percentage of assets were 75.8% and 78.9% as of December 31, 2017 and December 31, 2016, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$684,551	30.6%	$291,416	29.4%	$246,124	30.0%	$207,101	34.3%	$160,823	32.5%
Real estate:
Construction and land	277,825	12.4	162,614	16.4	126,422	15.4	69,966	11.6	47,643	9.6
Farmland	9,385	0.4	8,262	0.8	11,696	1.4	10,528	1.7	11,656	2.4
1 - 4 family residential	251,665	11.3	140,137	14.1	137,704	16.8	105,788	17.5	86,908	17.5
Multi-family residential	91,152	4.1	14,683	1.5	8,695	1.1	9,964	1.7	11,862	2.4
Commercial Real Estate	909,292	40.7	370,696	37.4	284,622	34.7	195,839	32.5	171,451	34.6
Consumer	9,648	0.4	4,089	0.4	5,304	0.6	4,124	0.7	4,927	1.0
Total loans held for investment	$2,233,518	100%	$991,897	100%	$820,567	100%	$603,310	100%	$495,270	100%
Total loans held for sale	$841		$5,208		$2,831		$8,858		$2,051
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
Commercial loans increased $393.1 million, or 134.9%, to $684.6 million as of December 31, 2017 from $291.4 million as of December 31, 2016. The increase was due to the acquisition of commercial loans in our acquisitions with Sovereign and Liberty as well as growth in origination volumes in the Dallas-Fort Worth metroplex.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout north Texas and are generally diverse in terms of type.
Construction and land loans increased $115.2 million, or 70.8%, to $277.8 million as of December 31, 2017 from $162.6 million as of December 31, 2016. This increase was due to the acquisition of construction and land loans in our acquisitions with Sovereign and Liberty as well as a robust business environment in the Dallas-Fort Worth metroplex.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $111.5 million, or 79.6%, to $251.7 million as of December 31, 2017 from $140.1 million as of December 31, 2016. This increase is a result of the acquisition of 1-4 family residential loans in our acquisitions with Sovereign and Liberty as well as strong housing demand in our primary market areas.
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
Commercial real estate loans increased $538.6 million, or 145.3%, to $909.3 million as of December 31, 2017 from $370.7 million as of December 31, 2016. The increase is due to the acquisition of commercial loans in our acquisitions with Sovereign and Liberty as well as continued demand within our primary market areas.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2017
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$309,400	$296,078	$79,073	$684,551
Real estate:
Construction and land	156,681	105,943	15,201	277,825
Farmland	1,596	7,695	94	9,385
1 - 4 family residential	23,327	65,562	162,776	251,665
Multi-family residential	59,289	27,155	4,708	91,152
Commercial Real Estate	146,159	560,715	202,418	909,292
Consumer	2,430	6,403	815	9,648
Total loans	$698,882	$1,069,551	$465,085	$2,233,518
Amounts with fixed rates	$196,492	$478,764	$126,149	$801,405
Amounts with floating rates	$502,390	$590,787	$338,936	$1,432,113

	December 31, 2016
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$192,357	$65,793	$33,266	$291,416
Real estate:
Construction and land	100,766	48,813	13,035	162,614
Farmland	5,692	2,549	20	8,261
1 - 4 family residential	16,211	98,945	24,981	140,137
Multi-family residential	2,860	11,824	—	14,684
Commercial Real Estate	90,547	210,628	69,521	370,696
Consumer	1,094	2,583	412	4,089
Total loans	$409,527	$441,135	$141,235	$991,897
Amounts with fixed rates	$93,468	$223,068	$82,953	$399,489
Amounts with floating rates	$316,059	$218,067	$58,282	$592,408
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

We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $0.9 million in nonperforming assets as of December 31, 2017 compared to $2.4 million in nonperforming assets as of December 31, 2016. We had $0.5 million in nonperforming loans as of December 31, 2017 compared to $1.8 million as of December 31, 2016.
After the year ended December 31, 2017 and within the measurement period to determine fair values of acquired identified assets and assumed liabilities from the Sovereign acquisition, we obtained new information on an acquired loan regarding conditions that existed as of the acquisition date and determined that the loan met the criteria to be classified as purchased credit impaired (“PCI”). PCI loans are generally reported as accrual loans unless significant concerns exist related to the predictability of the timing and amount of future cash flows. As a result of this change in loan classification, there was a $13.4 million decrease in non-accrual loans after the year-ended December 31, 2017 since there are not significant concerns that exist regarding the predictability of the timing and amount of future cash flows for this acquired loan.
The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans(1)	$465	$941	$591	$436	$1,117
Accruing loans 90 or more days past due	18	835	84	—	9
Total nonperforming loans	483	1,776	675	436	1,126
Other real estate owned:
Commercial real estate, construction, land and land development	449	493	493	55	1,797
Residential real estate	—	169	—	50	—
Total other assets owned	449	662	493	105	1,797
Total nonperforming assets	$932	$2,438	$1,168	$541	$2,923
Restructured loans—non-accrual	$15	$170	$288	$597	$1,611
Restructured loans—accruing	$603	$652	$1,439	$1,080	$2,465
Ratio of nonperforming loans to total loans	0.02%	0.18%	0.08%	0.07%	0.23%
Ratio of nonperforming assets to total assets	0.03%	0.17%	0.11%	0.07%	0.44%

(1) Does not include PCI loans.

The following table presents non-accrual loans by category at the dates indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—	$—	$—	$76
1 - 4 family residential	—	—	187	—	1,041
Nonfarm residential	61	—	—	375	—
Commercial	398	930	383	34	—
Consumer	6	11	21	27	—
Total	$465	$941	$591	$436	$1,117

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
The following table summarizes our internal loan ratings, including PCI loans, as of the dates indicated.

	As of December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	PCI	Total
	(Dollars in thousands)
Real estate:
Construction and land	$277,186	$639	$—	$—	—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	250,904	462	200	—	99	251,665
Multi-family residential	91,152	—	—	—	—	91,152
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518

	As of December 31, 2016
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897
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

As of December 31, 2017, the allowance for loan losses totaled $12.8 million, or 0.57%, of total loans. As of December 31, 2016, the allowance for loan losses totaled $8.5 million, or 0.86%, of total loans. The decrease in the percentage of allowance of loan losses to total loans compared to December 31, 2016 was primarily was attributable to the completion of the Sovereign acquisition on August 1, 2017 and the Liberty acquisition on December 1, 2017, as acquired loans are recorded at fair value. Ending balances for the purchase discount related to non-impaired acquired loans were $12.1 million, and $0.5 million as of December 31, 2017 and 2016, respectively. PCI loans are not considered nonperforming loans. PCI loans were $47.6 million as of December 31, 2017 and insignificant as of December 31, 2016. The increase in PCI loans during 2017 were the result of our acquisitions of Sovereign and Liberty.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Average loans outstanding(1)	$1,441,295	$919,387	$694,305	$546,041	$433,612
Gross loans outstanding at end of period(1)	$2,233,518	$991,897	$820,567	$603,310	$495,270

Allowance for loan losses at beginning of period	$8,524	$6,772	$5,981	$5,018	$3,238
Provision for loan losses	5,114	2,050	868	1,423	1,883
Charge-offs:
Real estate:
Construction, land and farmland	—	—	(48)	(28)	—
Residential	(11)	—	—	(30)	(85)
Nonfarm non-residential	—	—	—	—	—
Commercial	(828)	(314)	(87)	(448)	(110)
Consumer	—	(19)	(5)	(4)	(45)
Total charge-offs	(839)	(333)	(140)	(510)	(240)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	—	—	—	—	60
Nonfarm non-residential	—	—	5	2	—
Commercial	9	32	57	46	32
Consumer	—	3	1	2	45
Total recoveries	9	35	63	50	137
Net charge-offs	(830)	(298)	(77)	(460)	(103)
Allowance for loan losses at end of period	$12,808	$8,524	$6,772	$5,981	$5,018
Ratio of allowance to end of period loans	0.57%	0.86%	0.83%	0.99%	1.01%
Ratio of net charge-offs to average loans	0.06%	0.03%	0.01%	0.08%	0.02%

(1)	Excluding loans held for sale and deferred loan fees.
We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2013 to December 31, 2017. Loan balances increased from $495.3 million as of December 31, 2013, to $2.2 billion as of December 31, 2017. Our allowance has increased consistently with the growth in our loan portfolio during the same period. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances from December 31, 2013 to December 31, 2017.
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

	As of December 31,
	2017		2016		2015		2014		2013 (1)
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,269	9.9%	$1,346	15.8%	$1,007	14.9%	$675	11.3%	660	13.2
Farmland	46	0.4	69	0.8	97	1.4	94	1.6	n/a	n/a
1 - 4 family residential	1,192	9.3	999	11.7	1,058	16	1,077	18.0	861	17.1
Multi-family residential	281	2.2	117	1.4	66	1.0	89	1.5	109	2.2
Commercial Real Estate	4,410	34.4	3,003	35.2	2,189	32.3	1,890	31.6	1,726	34.4
Total real estate	$7,198	56.2%	$5,534	64.9%	$4,417	65.2%	$3,825	64.0%	$3,356	66.9%
Commercial	5,588	43.6	2,955	34.7	2,324	34.3	2,092	34.9	1,585	31.6
Consumer	22	0.2	35	0.4	31	0.5	64	1.1	77	1.5
Total allowance for loan losses	$12,808	100%	$8,524	100%	$6,772	100%	$5,981	100%	$5,018	100%

(1)	In 2013, allowance for loan loss related to farmland was included in the construction and land category.
Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2017, the carrying amount of investment securities totaled $228.1 million, an increase of $125.5 million, or 122.4%, compared to $102.6 million as of December 31, 2016. The increases in our investment securities in 2017 primarily resulted from our acquisitions of Sovereign and Liberty during 2017. Securities represented 7.7% and 7.3% of total assets as of December 31, 2017 and 2016, respectively.
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

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
Total	$229,737	$602	$2,222	$228,117

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
Total	$104,450	$128	$2,019	$102,559

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2017, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not (i) have the intent to sell any investment securities prior to recovery and/or maturity and, (ii) believe it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) believe that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at December 31, 2017 is temporary and no credit impairment has been realized in the Company’s consolidated financial statements.
The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2017
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$10,509	2.46%	$311	2.05%	$—	—%	$10,820	2.45%
Corporate bonds	—	—	7,830	5.62	10,000	5.15	—	—	17,830	5.36
Municipal securities	2,330	2.27	11,652	1.98	24,163	2.32	17,332	2.72	55,477	2.37
Mortgage-backed securities	—	—	52,461	1.90	34,595	2.51	3,668	3.07	90,724	2.18
Collateralized mortgage obligations	208	2.25	39,408	2.05	13,027	2.34	—	—	52,643	2.12
Asset-backed securities	—	—	623	2.16	—	—	—	—	623	2.16
Total	$2,538	2.27%	$122,483	1.88%	$82,096	2.12%	$21,000	2.78%	$228,117	2.06%

	As of December 31, 2016
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$345	1.62%	$351	2.02%	$—	—%	$696	1.82%
Municipal securities	—	—	3,630	2.13	2,995	1.96	7,417	2.51	$14,042	2.29
Mortgage-backed securities	—	—	37,307	1.63	11,731	2.22	81	2.10	$49,119	1.77
Collateralized mortgage obligations	262	2.98	36,850	1.73	815	2.42	—	—	$37,927	1.75
Asset-backed securities	—	—	775	1.40	—	—	—	—	$775	1.40
Total	$262	2.98%	$78,907	1.70%	$15,892	2.18%	$7,498	2.51%	$102,559	1.83%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to pre-pay. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 4.35 years with an estimated effective duration of 2.69 years as of December 31, 2017.  The average yield of the securities portfolio was 2.03% during 2017 compared to 1.67% during 2016.
As of December 31, 2017 and December 31, 2016, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2017 were $2.3 billion, an increase of $1.2 billion, or 103.5%, compared to $1.1 billion as of December 31, 2016, due primarily to increases of $380.2 million, $302.6 million, and $334.0 million in money market accounts, noninterest-bearing deposit accounts, and certificates of deposit, respectively. Our deposit growth was primarily due to the acquisitions of Sovereign and Liberty in 2017 as well as our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Noninterest-bearing deposits as of December 31, 2017 were $612.8 million compared to $327.6 million as of December 31, 2016, an increase of $285.2 million, or 87.1%.
Money market accounts as of December 31, 2017 were $960.1 million compared to $580.0 million as of December 31, 2016, an increase of $380.2 million, or 65.6%.
Average deposits for the year ended December 31, 2017 were $1.6 billion, an increase of $584.6 million, or 59.0% over the year average for the year ended December 31, 2016 of $991.5 million. The average rate paid on total interest-bearing deposits increased this period from 0.72% for the year ended December 31, 2016 to 0.86% for the year ended December 31, 2017. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, the introduction of our correspondent banking division, an increase in the prime rate during 2017, as well as an increase in time deposits which typically pay a higher rate.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$98,177	0.20%	$71,026	0.22%
Savings accounts	87,565	0.10	10,309	0.10
Money market accounts	690,225	0.98	489,793	0.76
Certificates and other time deposits > $100k	230,143	1.08	101,170	0.91
Certificates and other time deposits < $100k	44,923	0.79	16,680	0.88
Total interest-bearing deposits	1,151,033	0.86	688,978	0.72
Noninterest-bearing demand accounts	425,124		302,548
Total deposits	$1,576,157	0.63%	$991,526	0.50%
Our ratio of average noninterest-bearing deposits to average total deposits was 27.0% and 30.5% for the years ended December 31, 2017 and December 31, 2016, respectively.
Factors affecting the cost of funding our interest-bearing assets include the volume of noninterest and interest-bearing deposits, changes in market interest rates and economic conditions in our target markets and their impact on interest paid on our deposits, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.63% in 2017, 0.50% in 2016 and 0.39% in 2015. Average rates on interest-bearing deposits were 0.86% in 2017, 0.72% in 2016 and 0.61% in 2015.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2017,  December 31, 2016 and December 31, 2015, total borrowing capacity of $721.6 million, $369.4 million and $300.5 million, respectively, was available under this arrangement and $71.2 million, $38.3 million and $28.4 million, respectively, was outstanding with an average interest rate of 1.04% as of December 31, 2017, 0.60% as of December 31, 2016 and 0.88% as of December 31, 2015. Our current FHLB advances mature within six years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2017
Amount outstanding at period-end	$71,164
Weighted average interest rate at period-end	1.36%
Maximum month-end balance during the period	71,164
Average balance outstanding during the period	51,196
Weighted average interest rate during the period	1.04%
December 31, 2016
Amount outstanding at period-end	$38,306
Weighted average interest rate at period-end	0.77%
Maximum month-end balance during the period	88,398
Average balance outstanding during the period	43,649
Weighted average interest rate during the period	0.60%
Federal Reserve Bank of Dallas.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2017, 2016 and 2015, $338.6 million, $197.3 million, and $162.9 million, respectively, were available under this arrangement. As of December 31, 2017, approximately $423.1 million in commercial loans were pledged as collateral. As of December 31, 2017, 2016 and 2015, no borrowings were outstanding under this arrangement.
Junior subordinated debentures.  The Company assumed in a previous acquisition $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Parkway Trust Securities, issued by Parkway National Capital Trust I (“Parkway Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Parkway Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common securities of the Parkway Trust. The Parkway Trust used the proceeds from the issuance of its Parkway Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Parkway Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Parkway Trust Securities.
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2017 and 2016 was 3.44% and 2.70%, respectively. The Parkway Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
In connection with the acquisition of Sovereign on August 1, 2017, the Company assumed $8.6 million in floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the SovDallas Trust Securities, issued by SovDallas Capital Trust I (“SovDallas Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the SovDallas Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the SovDallas Trust.

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2017 was 5.34%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities and SovDallas Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Subordinated notes.  During 2013, the Company issued, in the aggregate principal amount of $5.0 million, subordinated promissory notes (“Notes”) via a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company for the purpose of using the proceeds to support the growth of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest on the notes is due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, we may redeem the Notes in whole or in part on any interest payment date that occurs on or after December 23, 2018 subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.
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

	As of December 31,
	2017	2016	2015
Junior subordinated debentures	$11,702	$3,093	$3,093
Subordinated notes (1)	4,987	4,942	4,934
Total	$16,689	$8,035	$8,027

(1) Excludes discount of $13, $15, and $19 and issuance costs of $36, $43, and $55 as of December 31, 2017, 2016, and 2015 respectively.

Branch assets and liabilities held for sale

On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB. The Company determined that this transaction met the criteria for held for sale as of December 31, 2017 with branch assets held for sale primarily comprised of $26.3 million in loans held for sale and branch liabilities primarily comprised of $64.3 million in deposits held for sale. The completion of this sale resulted in the Company exiting the Austin market. For further information, see Note 1 – Summary of Significant Accounting Policies and Note 25 – Branch Assets and Liabilities Held for Sale in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2017, 2016 and 2015, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $55 million as of December 31, 2017 and $14.6 million as of December 31, 2016 and 2015. There were no advances under these lines of credit outstanding as of December 31, 2017, 2016 and 2015.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $2.0 billion for the year ended December 31, 2017, $1.2 billion for the year ended December 31, 2016 and $898.8 million for the year ended December 31, 2015.

	For the Years Ended
	December 31,
	2017	2016	2015
Sources of Funds:
Deposits:
Noninterest-bearing	21.5%	25.5%	29.8%
Interest-bearing	58.0	57.9	52.8
Advances from FHLB	2.6	3.7	2.0
Other borrowings	0.7	0.7	1.0
Other liabilities	0.3	0.2	0.3
Stockholders’ equity	16.9	12.0	14.1
Total	100%	100%	100%
Uses of Funds:
Loans	72.3%	77.2%	77.6%
Securities available for sale	8.6	7.1	6.6
Interest-bearing deposits in other banks	10.2	7.8	7.9
Other noninterest-earning assets	8.9	7.9	7.9
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	27.0%	30.5%	36.0%
Average loans to average deposits	90.8%	92.5%	93.9%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 56.2% for the year ended December 31, 2017 compared to the same period in 2016 and 32.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2017, we had outstanding $606.5 million in commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2016, we had outstanding $236.9 million in commitments to extend credit and $6.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2017, we had cash and cash equivalents of $149.0 million compared to $234.8 million at December 31, 2016. We had net cash provided by operating activities of $26.7 million and $10.9 million, net cash used in investing activities of $124.9 million and $203.3 million and net cash provided by financing activities of $12.4 million and $355.7 million for the years ended December 31, 2017 and December 31, 2016, respectively. Items impacting net cash provided by operating activities year-over-year was primarily related to a $2.6 million increase in net income and a $22.2 million decrease in loan originations held for sale partially offset by an increase in proceeds from the sale of loans held for sale of $15.9 million. Items impacting net cash used by investing activities year-over-year was primarily attributable to a $151.5 million increase in sales of securities available for sale and $20.9 million in net cash received in excess of cash paid for 2017 acquisitions. Items impacting net cash provided by financing activities year-over-year was primarily related to a $233.2 million decrease in fundings from deposits. As of December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of December 31, 2016, we had cash and cash equivalents of $234.8 million compared to $71.6 million at December 31, 2015. We had net cash provided by operating activities of $10.9 million and $16.2 million, net cash used in investing activities of $203.3 million and $146.0 million and net cash provided by financing activities of $355.7 million and $108.1 million for the years ended December 31, 2016 and December 31, 2015, respectively. Items impacting net cash provided by operating activities year-over-year was primarily related to a $31.2 million increase in loan originations held for sale offset by a $23.5 million increase in proceeds from sales of loans held for sale. Items impacting net cash used by investing activities year-over-year was primarily attributable to a $54.2 million increase in net loans originated. Items impacting net cash provided by financing activities year-over-year was primarily related to a $119.0 million increase in fundings from deposits and $94.5 million of net proceeds from the sale of common stock in public offering. As of December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $488.9 million as of December 31, 2017, compared to $239.1 million as of December 31, 2016, an increase of $249.8 million, or 104.5%. The increase from December 31, 2016 was primarily the result of $135.9 million in common stock related to the acquisition of Sovereign, $56.7 million net proceeds from the sale of common stock in an underwritten public offering that closed in August 2017, $40.3 million in common stock related to the acquisition of Liberty and $15.2 million in net income.
For the year ended December 31, 2017, we paid cash dividends on preferred stock of $227 thousand which included $185 thousand of accrued dividends in connection with acquisition of Sovereign. For the year ended December 31, 2016, we did not declare or pay cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. For the year ended December 31, 2015, we declared and paid cash dividends on our SBLF Series C preferred stock of $98 thousand. See Note 22 “Preferred Stock” to our consolidated financial statements in this report. We did not purchase any of our common stock during the years ended December 31, 2017, 2016 and 2015.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2017 and 2016, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$342,521	13.16%	$228,566	22.02%
Tier 1 capital (to risk-weighted assets)	324,726	12.48	215,057	20.72
Common equity tier 1 (to risk-weighted assets)	313,024	12.03	211,964	20.42
Tier 1 capital (to average assets)	324,726	12.92	215,057	16.82
Veritex Community Bank
Total capital (to risk-weighted assets)	$296,207	11.37%	$130,237	12.55%
Tier 1 capital (to risk-weighted assets)	283,399	10.88	121,713	11.73
Common equity tier 1 (to risk-weighted assets)	283,399	10.88	121,713	11.73
Tier 1 capital (to average assets)	283,399	11.28	121,713	9.52
Contractual Obligations
The following tables summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017 and 2016, which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances, non-cancelable future operating leases and qualified affordable housing investment. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $71.2 million and $38.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.36% and mature on various dates during 2018 and 2022.
On July 26, 2017, the Company began investing in a qualified housing project. At December 31, 2017, the balance of the investment for qualified affordable housing projects was $2.0 million. This balance is reflected in non-marketable equity securities on the consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1.8 million at December 31, 2017. The Company expects to fulfill this commitment during the year ending 2031.

	As of December 31, 2017
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,349	$3,918	$1,580	$2,134	$9,981
Time deposits	413,269	48,296	3,748	—	465,313
Advances from FHLB	68,000	—	—	3,164	71,164
Junior subordinated debentures	—	—	—	11,702	11,702
Subordinated debt	—	—	—	4,987	4,987
Other borrowings	15,000	—	—	—	15,000
Qualified affordable housing agreement	$794	$897	$22	$52	$1,765
Total	$499,412	$53,111	$5,350	$22,039	$579,912

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

	As of December 31, 2017
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$8,345	$668	$—	$286	$9,299
Commitments to extend credit	298,137	154,594	83,840	69,880	606,451
Total	$306,482	$155,262	$83,840	$70,166	$615,750
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
The non-GAAP financial measures that we discuss herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed herein when comparing such non-GAAP financial measures. The non-GAAP measures used by the Company include the following:

•	Tangible common equity is defined as total stockholders’ equity less goodwill and other intangible assets

•	Tangible assets is defined as total assets less goodwill and other intangible assets

•	Tangible common equity to tangible assets is a ratio that is determined by dividing tangible common equity by tangible assets

•	Tangible book value per common share is determined by dividing tangible common equity by common shares outstanding

•	Core net interest income adjusts net interest income as determined in accordance with GAAP to exclude income recognized on acquired loans

•	Core noninterest expense adjusts noninterest expense as determined in accordance with GAAP to exclude merger and acquisition costs

•
Core income tax expense adjusts income tax expense as determined in accordance with GAAP to exclude the tax impact of the adjustments to core net interest income and core noninterest expense, the re-measurement of our deferred tax asset as a result of the Tax Act and the tax impact of other M&A discrete items

•
Core net income adjusts net income as determined in accordance with GAAP to exclude the impact of income recognized on acquired loans, merger and acquisition costs and the tax impact of the adjustments to core net interest income and core noninterest expense, exclude the re-measurement of our deferred tax asset as a result of the Tax Act and exclude the tax impact of other M&A discrete items

•	Core diluted earnings per share (EPS) divides (i) core net income by (ii) weighted average diluted shares of common stock outstanding for the applicable period

•	Core efficiency ratio is determined by dividing core noninterest expense by the sum of core net interest income and noninterest income

•	Core net interest margin is determined by dividing core net interest income by average interest bearing assets
The following reconciliation tables provides a more detailed analysis of the non-GAAP financial measure

	As of December 31,
	2017	2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders’ equity	$488,929	$239,088
Adjustments:
Goodwill	(159,452)	(26,865)
Intangible assets(1)	(22,165)	(2,181)
Total tangible common equity	$307,312	$210,042
Tangible Assets
Total assets	$2,945,583	$1,408,507
Adjustments:	(159,452)	(26,865)
Goodwill	(22,165)	(2,181)
Intangible assets(1)	$2,763,966	$1,379,461
Tangible Common Equity to Tangible Assets	11.12%	15.23%
Common shares outstanding(2)	24,109,515	15,195,328
Book value per common share	$20.28	$15.73
Tangible book value per common share	$12.75	$13.82

(1)	Intangible assets as of December 31, 2017 include branch intangible assets held for sale of $1.7 million.

(2)
Excludes the dilutive effect, if any, of 514,000 and 454,000 shares of common stock issuable upon exercise of outstanding stock options as of December 31, 2017and 2016, respectively, and 152,000 and 147,000 shares of common stock issuable upon vesting of outstanding restricted stock units as of December 31, 2017 and 2016, respectively.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net interest income (as reported)	$68,508	$40,955	$31,459
Adjustment:
Income recognized on acquired loans	3,782	425	194
Core net interest income	64,726	40,530	31,265
Provision for loan losses (as reported)	5,114	2,050	868
Noninterest income (as reported)	7,576	6,503	3,704
Noninterest expense (as reported)	42,789	26,390	21,388
Adjustment:
Merger and acquisition ("M&A") costs	(2,691)	(472)	(416)
Core noninterest expense	40,098	25,918	20,972
Core net income from operations	27,090	19,065	13,129
Income tax expense (as reported)	13,029	6,467	4,117
Adjustments:
Tax impact of adjustments	(382)	16	78
Tax Act re-measurement	(3,051)	—	—
Other M&A discrete tax items	(398)	—	—
Core income tax expense	9,198	6,483	4,195
Core net income	$17,892	$12,582	$8,934
Preferred stock dividends (as reported)	42	—	98
Core net income available to common stockholders	$17,850	$12,582	$8,836

Weighted average diluted shares outstanding	18,810	11,058	10,332

Diluted earnings per share (as reported)	0.80	1.13	0.84
Core diluted earnings per share	0.95	1.14	0.86

Efficiency Ratio
Efficiency ratio (as reported)	56.24%	55.61%	60.83%
Core efficiency ratio	55.46%	55.11%	59.97%

Net Interest Margin
Net interest margin (as reported)	3.77%	3.72%	3.80%
Core net interest margin	3.56%	3.68%	3.78%
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

Loans and Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of incurred losses in the loan portfolio at the report date. The allowance for loan losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Loans and Allowance for Loan Losses” in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion of the factors considered by management in establishing the allowance for loan loss.
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

Special Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
risks related to the concentration of our business in Texas, and specifically within the Dallas-Fort Worth metroplex and the Houston metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area;

•	uncertain market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex and Texas;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;

•	our ability to implement our growth strategy, including identifying and consummating suitable acquisitions;

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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•	risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	potential fluctuations in the market value and liquidity of our investment securities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with difficulties and/or terminations with third-party service providers and the services they provide;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2017		As of December 31, 2016
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	9.45%	3.61%	12.60%	11.67%
+200	7.07%	4.82%	9.63%	12.04%
+100	4.13%	4.10%	6.14%	9.29%
Base	—	—	0.99%	—
−100	(3.77)%	(5.69)%	(2.56)%	(11.22)%
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
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence on page F-1 of this Annual Report on Form 10-K. See Item 15.  Exhibits and Financial Statement Schedules.
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
Changes in internal control over financial reporting.  We acquired Liberty on December 1, 2017 and due to the timing of the acquisition, and as allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired business, which is relevant to our 2017 consolidated financial statements as of and for the year ended December 31, 2017.
Except as disclosed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of Liberty because it was acquired by us in December 2017. Liberty had total assets of $438.6 million as of December 31, 2017, and generated $1.7 million of interest income since its acquisition date for the year ended December 31, 2017. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.
Grant Thornton LLP, an independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2017, 2016 and 2015 included in this Annual Report on Form 10‑K. Their report is included in “Item 15. Exhibits and Financial Statement Schedules” under the heading Report of Independent Registered Public Accounting Firm. This Annual Report on Form 10‑K does not include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the SEC for an Emerging Growth Company.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2018 Proxy Statement, and is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements

2.
Financial Statement Schedules: All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 14, 2018

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$38,243	$15,631
Interest bearing deposits in other banks	110,801	219,160
Total cash and cash equivalents	149,044	234,791
Investment securities	228,117	102,559
Loans held for sale	841	5,208
Loans, net of allowance for loan losses of $12,808 and $8,524, respectively	2,220,682	983,318
Accrued interest receivable	7,676	2,907
Bank-owned life insurance	21,476	20,077
Bank premises, furniture and equipment, net	75,251	17,413
Non-marketable equity securities	13,732	7,366
Investment in unconsolidated subsidiary	352	93
Other real estate owned	449	662
Intangible assets, net of accumulated amortization of $3,468 and $2,198, respectively	20,441	2,181
Goodwill	159,452	26,865
Other assets	14,518	5,067
Branch assets held for sale	33,552	—
Total assets	$2,945,583	$1,408,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$612,830	$327,614
Interest-bearing	1,665,800	792,016
Total deposits	2,278,630	1,119,630
Accounts payable and accrued expenses	5,098	2,914
Accrued interest payable and other liabilities	5,446	534
Advances from Federal Home Loan Bank	71,164	38,306
Junior subordinated debentures	11,702	3,093
Subordinated notes	4,987	4,942
Other borrowings	15,000	—
Branch liabilities held for sale	64,627	—
Total liabilities	2,456,654	1,169,419
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2017 and December 31, 2016, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2017 and December 31, 2016; 24,109,515 and 15,195,328 shares issued and outstanding at December 31, 2017 and December 31, 2016, (excluding 10,000 shares held in treasury)	241	152
Additional paid-in capital	445,517	211,173
Retained earnings	44,627	29,290
Unallocated Employee Stock Ownership Plan shares; 9,771 and 18,783 shares at December 31, 2017 and 2016, respectively	(106)	(209)
Accumulated other comprehensive loss	(1,280)	(1,248)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	488,929	239,088
Total liabilities and stockholders’ equity	$2,945,583	$1,408,507
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$73,795	$44,681	$33,680
Interest on investment securities	3,462	1,409	997
Interest on deposits in other banks	2,287	503	241
Interest on other	8	2	2
Total interest income	79,552	46,595	34,920
Interest expense:
Interest on deposit accounts	9,878	4,988	2,918
Interest on borrowings	1,166	652	543
Total interest expense	11,044	5,640	3,461
Net interest income	68,508	40,955	31,459
Provision for loan losses	5,114	2,050	868
Net interest income after provision for loan losses	63,394	38,905	30,591
Noninterest income:
Service charges and fees on deposit accounts	2,502	1,846	1,326
Gain on sales of investment securities	222	15	7
Gain on sales of loans and other assets owned	3,141	3,288	1,273
Bank-owned life insurance	753	771	747
Other	958	583	351
Total noninterest income	7,576	6,503	3,704
Noninterest expense:
Salaries and employee benefits	20,828	14,332	11,265
Occupancy and equipment	5,618	3,667	3,477
Professional fees	5,672	2,804	2,023
Data processing and software expense	2,217	1,158	1,216
FDIC assessment fees	1,177	661	448
Marketing	1,293	983	799
Other assets owned expenses and write-downs	182	163	53
Amortization of intangibles	964	380	338
Telephone and communications	720	402	263
Other	4,118	1,840	1,506
Total noninterest expense	42,789	26,390	21,388
Net income from operations	28,181	19,018	12,907
Income tax expense	13,029	6,467	4,117
Net income	$15,152	$12,551	$8,790
Preferred stock dividends	$42	$—	$98
Net income available to common stockholders	$15,110	$12,551	$8,692
Basic earnings per share	$0.82	$1.16	$0.86
Diluted earnings per share	$0.80	$1.13	$0.84
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$15,152	$12,551	$8,790
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the period, net	493	(1,661)	(469)
Reclassification adjustment for net gains included in net income	222	15	7
Other comprehensive income (losses) before tax	271	(1,676)	(476)
Income tax expense (benefit)	76	(570)	(162)
Other comprehensive income (loss), net of tax	195	(1,106)	(314)
Comprehensive income	$15,347	$11,445	$8,476

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
		Shares	Amount						Total
Balance at January 1, 2015	$8,000	9,470,832	$95	$97,469	$8,047	$172	$(401)	(70)	$113,312
Restricted stock units vested, net of 10,025 shares withheld to cover tax withholdings	—	26,426	—	(159)	—	—	—	—	(159)
Exercise of employee stock options	—	21,000	—	210	—	—	—	—	210
Preferred stock dividend Series C	—	—	—	—	(98)	—	—	—	(98)
Redemption of SBLF preferred stock Series C	(8,000)	—	—	—	—	—	—	—	(8,000)
Issuance of shares to ESOP	—	9,147	—	115	—	—	(5)	—	110
ESOP Shares Allocated	—	—	—	12	—	—	97	—	109
Common stock issued for acquisition of IBT Bancorp, Inc., net of offering costs of $252	—	1,185,067	12	17,441	—	—	—	—	17,453
Stock based compensation	—	—	—	633	—	—	—	—	633
Net income	—	—	—	—	8,790	—	—	—	8,790
Other comprehensive loss	—	—	—	—	—	(314)	—	—	(314)
Balance at December 31, 2015	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	$(70)	$132,046
Restricted stock units vested, net of 10,384 shares withheld to cover tax withholdings	—	38,106	—	(175)	—	—	—	—	(175)
Stock issued for acquisition of bank, net offering cost of $489	—	4,444,750	45	94,473	—	—	—	—	94,518
Stock based compensation	—	—	—	983	—	—	—	—	983
Excess tax benefit from stock compensation	—	—	—	162	—	—	—	—	162
ESOP Shares Allocated	—	—	—	9	—	—	100	—	109
Net income	—	—	—	—	12,551	—	—	—	12,551
Other comprehensive loss	—	—	—	—	—	(1,106)	—	—	(1,106)
Balance at December 31, 2016	$—	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net of 11,601 shares withheld to cover tax withholdings	—	43,602	—	(312)	—	—	—	—	(312)
Exercise of employee stock options, net of 1,095 shares withheld to cover taxes	—	17,949	—	169	—	—	—	—	169
Issuance of common shares in connection to Sovereign Bancshares, Inc. merger, net of offering costs of $438	—	5,117,642	51	135,896	—	—	—	—	135,947
Issuance of common shares in connection to Liberty merger, net of offering costs of $334	—	1,449,944	14	39,989	—	—	—	—	40,003
Sale of common stock in public offering, net of offering costs of $288	—	2,285,050	24	56,657	—	—	—	—	56,681
Issuance of preferred stock, series D in connection with the acquisition of Sovereign Bancshares, Inc.	24,500	—	—	24,500	—	—	—	—	49,000
Redemption of preferred stock, series D	(24,500)	—	—	(24,500)	—	—	—	—	(49,000)
Stock based compensation	—	—	—	1,939	—	—	—	—	1,939
ESOP Shares Allocated	—	—	—	6	—	—	103	—	109
Net income	—	—	—	—	15,152	—	—	—	15,152
Preferred stock, series D dividend	—	—	—	—	(42)	—	—	—	(42)
Reclassification of certain deferred tax effects	—	—	—	—	227	(227)	—	—	—
Other comprehensive income	—	—	—	—		195	—	—	195
Balance at December 31, 2017	$—	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$15,152	$12,551	$8,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,836	1,704	1,418
Provision for loan losses	5,114	2,050	868
Accretion of loan purchase discount	(3,783)	(425)	(194)
Stock-based compensation expense	1,939	983	633
Excess tax benefit from stock compensation	(268)	(162)	—
Deferred tax expense (benefit)	5,143	(1,366)	(375)
Net amortization of premiums on investment securities	1,771	1,025	498
Change in cash surrender value of bank-owned life insurance	(589)	(618)	(613)
Net gain on sales of investment securities	(222)	(15)	(7)
Gain on sales of loans held for sale	(942)	(3,288)	(1,254)
Gain on sales of SBA loans	(1,940)	—	—
Net gain on sales of other real estate owned	(259)	—	(19)
Amortization of subordinated note discount and debt issuance costs	45	8	2
Net originations of loans held for sale	(48,567)	(70,773)	(39,614)
Proceeds from sale of loans held for sale	53,876	69,801	46,344
Write down on real estate owned	37	114	—
Decrease (increase) in accrued interest receivable and other assets	(1,204)	(1,728)	(342)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(1,477)	999	72
Net cash provided by operating activities	26,662	10,860	16,207
Cash flows from investing activities:
Cash paid in excess of cash received for the acquisition of Sovereign Bancshares, Inc.	(11,440)	—	—
Cash received in excess of cash paid for the acquisition of Liberty Bancshares, Inc.	32,375	—	—
Cash received in excess of cash paid for the acquisition of IBT Bancorp, Inc.	—	—	11,150
Purchases of securities available for sale	(839,963)	(357,187)	(344,813)
Sales of securities available for sale	159,869	8,378	3,779
Proceeds from maturities, calls and pay downs of investment securities	773,702	319,377	314,029
Sales (purchases) of non-marketable equity securities, net	2,481	(3,199)	762
Net loans originated	(229,402)	(190,184)	(135,977)
Proceeds from sale of SBA loans	30,355	20,574	7,365
Net additions to bank premises and equipment	(40,571)	(1,075)	(2,392)
Net intangible assets and lease obligations related to the purchase of our corporate building	(4,181)	—	—
Proceeds from sales of other real estate owned	1,920	—	124
Net cash used in investing activities	(124,855)	(203,316)	(145,973)
Cash flows from financing activities:
Net change in deposits	18,065	251,220	132,241
Net (decrease) increase in advances from Federal Home Loan Bank	(47,142)	9,862	(15,059)
Net proceeds from sale of common stock in public offering	56,681	94,518	—
Net change in other borrowings	10,375	—	(926)
Redemption of preferred stock	(24,500)	—	(8,000)
Dividends paid on preferred stock	(227)	—	(98)
Proceeds from exercise of employee stock options	175	—	210
Payments to tax authorities for stock-based compensation	(318)	(175)	(159)
Excess tax benefit from stock compensation	—	162	—
Proceeds from payments on ESOP Loan	109	109	109
Offering costs paid in connection with acquisitions	(772)	—	(252)
Net cash provided by financing activities	12,446	355,696	108,066
Net (decrease) increase in cash and cash equivalents	(85,747)	163,240	(21,700)
Cash and cash equivalents at beginning of year	234,791	71,551	93,251
Cash and cash equivalents at end of year	$149,044	$234,791	$71,551
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidated Financial Statements
The consolidated financial statements include Veritex Holdings, Inc. (“Veritex” or the “Company”), whose business at December 31, 2017 primarily consisted of the operations of its wholly owned subsidiary, Veritex Community Bank (the “Bank”).
The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
Veritex is a Texas state banking organization with corporate offices in Dallas, Texas, and currently operates twenty branches and one mortgage office located in the Dallas-Fort Worth metroplex and one branch in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.
Accounting Standards Codification
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
Segment Reporting
The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s chief operating decision-maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Reclassifications
Effective January 1, 2017, the Company adopted ASU 2016-09. Per ASU 2016-09, cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity and for presentation purposes be applied retrospectively. We have retrospectively reclassified $175 and $159 of shares withheld for tax-withholding purposes from an operating activity to a financing activity in our consolidated statements of cash flows for December 31, 2016 and December 31, 2015, respectively.

The Company also early adopted ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) in the fourth quarter 2017. ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (“AOCI”) to retained earnings resulting from the Tax Cuts and Jobs Act (the “Tax Act”) of 2017. As a result, the Company reclassified $227 from AOCI to retained earnings.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, realization of deferred tax assets, and the status of contingencies are particularly subject to change.

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
Restrictions on Cash
The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2017 and 2016 were approximately $64.3 million and $26.4 million, respectively.
Investment Securities
Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss), net of taxes. Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2017, 2016 and 2015 there were no other-than-temporary impairment losses reflected in earnings as realized losses.
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. If a loan is impaired, a specific valuation allowance is recorded, if necessary. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
The Company’s policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2017 and 2016, all significant impaired loans have been determined to be collateral dependent and the allowance for loss has been measured utilizing the estimated fair value of the collateral.
From time to time, the Company modifies its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. All troubled debt restructurings are considered impaired loans. The Company reviews each troubled debt restructured loan and determines on a case by case basis if a specific valuation allowance is required. A specific valuation allowance is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.
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
Real estate loans are also subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas-Fort Worth metroplex and Houston metropolitan area. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry.
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
Loans which were evaluated under ASC 310-30, and where the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and the loans are excluded from non-accrual. If, at acquisition, the Company identified loans that they could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non-accrual and accounted for under the cost recovery method. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income. Accretion of purchase discounts on PCI loans is based on estimated future cash flows, regardless of contractual maturities, that include undiscounted expected principal and interest payments and use credit risk, interest rate and prepayment risk models to incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. Accretion of purchase discounts on acquired non-impaired loans is recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.
Loans to which ASC 310-30 accounting is applied are deemed purchased credit impaired (“PCI”) loans. Revolving loans, including lines of credit, are excluded from PCI loan accounting.
For acquired loans not deemed to be PCI loans at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, a provision for loan losses will be recorded only to the extent the required allowance exceeds any remaining purchase discounts.

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
Bank Premises and Equipment
Buildings and improvements, furniture and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements	10 - 40 years
Site improvements	15 years
Tenant improvements	Lease term
Leasehold improvements	Lease term
Furniture and equipment	3 - 10 years
Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in the consolidated statements of income as incurred.
Non-Marketable Equity Securities
The Bank is a member of its regional Federal Reserve Bank (“FRB”) and of the Federal Home Loan Bank system (“FHLB”). FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at cost which approximates fair value.
Other Real Estate Owned
Other real estate owned represents properties acquired through or in lieu of loan foreclosure and are initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in noninterest income in the accompanying consolidated statements of income.
Goodwill and Intangible Assets
Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on December 31 or when a triggering event occurs. The Company’s goodwill test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. Intangible assets consist of core deposit intangibles, intangible assets related to operating leases with favorable market terms acquired in business combinations, and in-place lease intangibles associated with the purchase of our corporate office.

Intangible assets are initially recognized based on a valuation performed as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives of the respective intangible asset as follows::

Core deposit intangible	7 - 10 years
Operating lease intangible	Lease term
In-place lease intangible	Lease term

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2017, 2016 and 2015.
Servicing Assets
The Company accounts for its servicing assets at amortized cost in accordance with ASC 860, “Servicing Assets and Liabilities.” The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets. Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment. The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates. Servicing rights are amortized over their estimated lives.
Branch Assets and Liabilities Held for Sale
The Company reports long-lived assets including other assets and liabilities as part of a disposal group as held for sale when management has approved or received approval to sell the assets and liabilities, the Company is committed to a formal plan, the assets and liabilities are available for immediate sale, the assets and liabilities are being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specific criteria are met. Assets and liabilities held for sale are recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the assets and liabilities exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense is not recorded on the assets held for sale after it is classified as held for sale.
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $1,293, $983 and $799 in 2017, 2016 and 2015, respectively.
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

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. On December 23, 2017, the Securities and Exchange Commission’s Office of the Chief Accountant ("SEC staff") issued SAB 118, which expresses the views of the SEC staff regarding the application of the FASB ASC Topic 740 (Income Taxes), in the reporting period that includes December 22, 2017, the date on which the Tax Act was signed into law. SAB 118 provides guidance for registrants under three scenarios: (1) When measurement of certain income tax effects is complete. Registrants must reflect the tax effects of the Tax Act for which the accounting is complete; (2) When measurement of certain income tax effects can be reasonably estimated. Registrants must report provisional amounts for those specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and (3) When measurement of certain income tax effects cannot be reasonably estimated. Registrants are not required to report provisional amounts for any specific income tax effects of the Tax Act for which a reasonable estimate cannot be determined, and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. Registrants would report the provisional amounts of the tax effects of the Tax Act in the first reporting period in which a reasonable estimate can be determined. SAB 118 further provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. A registrant may be able to complete the accounting for some provisions earlier than others. As a result, it may need to apply all three scenarios in determining the accounting for the Tax Act based on the information that is available. The ultimate impact of the Tax Act on our consolidated financial statements and related disclosures for 2017 and beyond may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Act that differ from those presently contemplated. Based on the information available and current interpretation of the rules, the Company has made reasonable estimates of the impact of the reduction in the corporate tax rate and re-measurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21 percent. The Company is still analyzing certain provisional estimates for the Liberty and Sovereign acquisitions with respect to loans, bank premises, furniture and equipment, goodwill, intangible assets, deposits and deferred taxes. Any changes to these provisional estimates and re-measurement of deferred taxes could potentially have an impact on our future earnings and effective tax rate. The provisional amount recorded related to the re-measurement of the Corporation's deferred tax balance was $3,051 for the year ended December 31, 2017.
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2017 and 2016, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2017, 2016, and 2015. With few exceptions, such as state examinations, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2014.
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
Employee Stock Ownership Plan
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
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Earnings (numerator)
Net income	$15,152	$12,551	$8,790
Less: preferred stock dividends	42	—	98
Net income allocated to common stockholders	$15,110	$12,551	$8,692
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	18,404	10,849	10,061
Dilutive effect of employee stock-based awards	406	209	271
Adjusted weighted average shares outstanding	18,810	11,058	10,332
Earnings per share:
Basic	$0.82	$1.16	$0.86
Diluted	$0.80	$1.13	$0.84

For the years ended December 31, 2017, 2016 and 2015, there were no antidilutive shares excluded from the diluted EPS weighted average shares.
2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,680	$5,607	$3,520
Cash paid for income taxes	$9,761	$8,250	$4,100
Supplemental Disclosures of Non-Cash Flow Information:
Issuance of stock to ESOP	$—	$—	$110
Net issuance of common stock for vesting of restricted stock units	$312	$175	$159
Net foreclosure of other real estate owned	$1,037	$283	$493
Transfers to assets held for sale	$33,552	$—	$—
Transfers to liabilities held for sale	$64,627	$—	$—

	Year Ended December 31,
	2017	2016	2015
Noncash assets acquired
Investment securities	$220,444	$—	$5,436
Loans	1,065,058	—	88,459
Accrued interest receivable	4,293	—	250
Bank premises, furniture and equipment	23,950	—	4,947
Non-marketable equity securities	8,847	—	—
Other real estate owned	448	—	—
Intangible assets	15,973	—	1,078
Goodwill	132,587	—	7,717
Other assets	15,657	—	1,347
Total assets	$1,487,257	$—	$109,234
Noncash liabilities assumed:
Deposits	$1,205,217	$—	$97,426
Accounts payable and accrued expenses(1)	7,571	—
Accrued interest payable and other liabilities	948	—	824
Advances from FHLB	80,000		3,503
Other borrowings	13,234	—	926
Total liabilities	$1,306,970	$—	$102,679
Non-cash equity assumed
Preferred stock - series D	$24,500	$—	$—
Total equity assumed	$24,500	$—	$—
5,117,642 shares of common stock exchanged in connection with the Sovereign acquisition	$136,385	$—	$—
1,449,944 shares of common stock exchanged in connection with the Liberty acquisition	$40,337	$—
1,185,067 shares of common stock exchanged in connection with the IBT acquisition	$—	$—	$17,705
(1) Accounts payable and accrued expenses includes accrued preferred stock dividends of $185.
3. Recent Accounting Pronouncements
ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within AOCI to retained earnings resulting from the Tax Act. The Company early adopted ASU No. 2018-02 in the fourth quarter of 2017. As a result, the Company reclassified $227 from AOCI to retained earnings.
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
ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. For public companies, ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company early adopted ASU 2017-01 as of July 1, 2017 and the new definition is used for accounting purposes.
ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public companies, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company determined the adoption of ASU 2016-18 will not have a significant impact on the consolidated financial statements.

ASU 2016-13 “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is continuing to evaluate the impact of the adoption of ASU 2016-13 and is uncertain of the impact on the consolidated financial statements at this point in time.
ASU 2016-09 “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. For public business entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.

Effective January 1, 2017, the Company adopted ASU 2016-09. The Company prospectively applied the guidance for the presentation of excess tax benefits as an operating cash flow and included the $268 excess income tax benefit as an operating activity on the consolidated statement of cash flows for the year ended December 31, 2017. In addition, the Company retrospectively applied the guidance for the presentation of the cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity on the consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015. Finally, the Company elected to account for forfeitures as they occur.
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
ASU 2016-01 “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. This update will be effective for the Company on January 1, 2018. The Company does not expect the adoption of ASU 2016-01 to have a significant impact on the consolidated financial statements.
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The original effective date for ASU 2014-09 was for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year, therefore it is now effective for interim and annual reporting periods beginning after December 15, 2017. Our revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income and have not found any significant changes to our methodology of recognizing revenue. As required by ASU 2014-09, we will adopt the standard in the first quarter of 2018 and, at the time of this filing, there will be no cumulative effect adjustment to opening retained earnings. We will include newly applicable revenue disclosures in our Form 10-Q for the quarter ended March 31, 2018.

4. Investment Securities
Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
	$229,737	$602	$2,222	$228,117

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$732	$—	$36	$696
Municipal securities	14,540	2	500	14,042
Mortgage-backed securities	49,907	83	871	49,119
Collateralized mortgage obligations	38,507	32	612	37,927
Asset-backed securities	764	11	—	775
	$104,450	$128	$2,019	$102,559

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$3,470	$4	$629	$14	$4,099	$18
Municipal securities	14,593	79	7,092	132	21,685	211
Mortgage-backed securities	52,075	513	29,485	555	81,560	1,068
Collateralized mortgage obligations	31,581	395	20,305	530	51,886	925
	$101,719	$991	$57,511	$1,231	$159,230	$2,222

	December 31, 2016
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$—	$—	$696	$36	$696	$36
Municipal securities	12,060	478	518	22	12,578	500
Mortgage-backed securities	37,274	802	6,848	69	44,122	871
Collateralized mortgage obligations	29,618	584	1,618	28	31,236	612
	$78,952	$1,864	$9,680	$155	$88,632	$2,019

The number of investment positions in an unrealized loss position totaled 118 and 72 at December 31, 2017 and December 31, 2016, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, management does not (i) have the intent to sell investment securities prior to recovery and/or maturity and, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2017 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.
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

	December 31, 2017
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,328	$2,330
Due from one year to five years	29,654	29,991
Due from five years to ten years	34,480	34,474
Due after ten years	17,366	17,332
	83,828	84,127
Mortgage-backed securities	91,734	90,724
Collateralized mortgage obligations	53,559	52,643
Asset-backed securities	616	623
	$229,737	$228,117

	December 31, 2016
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from one year to five years	4,009	3,974
Due from five years to ten years	3,522	3,346
Due after ten years	7,741	7,418
	15,272	14,738
Mortgage-backed securities	49,907	49,119
Collateralized mortgage obligations	38,507	37,927
Asset-backed securities	764	775
	$104,450	$102,559

Proceeds from sales of investment securities available for sale and gross gains and losses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
Proceeds from sales	$159,869	$8,378	$3,779
Gross realized gains	398	43	42
Gross realized losses	176	40	35
The increase in proceeds from sales for the year ended December 31, 2017 compared to December 31, 2016 and December 31, 2015 resulted from the sale of Sovereign investment securities that did not fit our investment strategy. There were no gross gains from calls of investment securities included in gain on sale of investment securities in the accompanying consolidated statements of income for the year ended December 31, 2017, $12 in gross gains from calls of investment securities included in the consolidated statements of income for the year ended December 31, 2016 and no gross gains from calls of investment securities included in the consolidated statements of income for the year ended December 31, 2015.
As further explained in Note 11, there was a blanket floating lien on all securities to secure FHLB advances as of December 31, 2017 and December 31, 2016.

5. Loans and Allowance for Loan Losses
Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,	December 31,
	2017	2016
Real estate:
Construction and land	$277,825	$162,614
Farmland	9,385	8,262
1 - 4 family residential	251,665	140,137
Multi-family residential	91,152	14,683
Commercial Real Estate	909,292	370,696
Commercial	684,551	291,416
Consumer	9,648	4,089
	2,233,518	991,897
Deferred loan fees	(28)	(55)
Allowance for loan losses	(12,808)	(8,524)
	$2,220,682	$983,318
Included in the net loan portfolio as of December 31, 2017 and 2016 is an accretable discount related to loans acquired within a business combination in the approximate amounts of $12,135 and $469, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of December 31, 2017 and 2016 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $1,189 and $832, respectively.
An institution which has reported loans for construction, land development, and other land loans representing 100% or more of total risk-based capital, or total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the outstanding balance of commercial real estate loan portfolio has increased by 50% or more during the prior 36 months, may be identified for further supervisory analysis by regulators to assess the nature and risk posed by the concentration. As of December 31, 2017, the Company had total commercial real estate loans (CRE) representing 328% of total risk-based capital. Included in these amounts, the Company had construction, land development, and other land loans representing 94% of total risk-based capital at December 31, 2017 indicating a concentration in commercial real estate lending. Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of CRE exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on CRE concentrations describes sound risk management practices, which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. At December 31, 2017, management believes that it has implemented these practices in order to monitor its CRE lending program and that it is in compliance with the requirements and guidance of federal banking agencies including the federal reserve for institutions with concentrations in commercial real estate lending.
The majority of the loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2017 and 2016.

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
Non-accrual loans aggregated by class of loans, as of December 31, 2017 and 2016, are as follows:

	December 31,	December 31,
	2017(1)	2016
Real estate:
Construction and land	$—	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	61	—
Commercial	398	930
Consumer	6	11
	$465	$941
(1) Excludes PCI loans. PCI loans are generally reported as accrual loans unless significant concerns exist related to the predictability of the timing and amount of future cash flows.
During the years ended December 31, 2017 and 2016, interest income not recognized on non-accrual loans was minimal.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2017 and 2016 is as follows:

	December 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current(1)	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$320	$—	$—	$320	$277,505	$277,825	$—
Farmland	104	—	—	104	9,281	9,385	—
1 - 4 family residential	1,274	139	—	1,413	250,252	251,665	—
Multi-family residential	—	—	—	—	91,152	91,152	—
Commercial Real Estate	1,830	—	—	1,830	907,462	909,292	—
Commercial	1,849	389	389	2,627	681,924	684,551	—
Consumer	39	51	18	108	9,540	9,648	18
	$5,416	$579	$407	$6,402	$2,227,116	$2,233,518	$18
(1) Includes PCI loans.
(2) Loans 90 days past due and still accruing excludes $3.3 million of PCI loans as of December 31, 2017. No PCI loans were considered non-performing loans as of December 31, 2017.

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

Loans past due 90 days and still accruing, decreased from $835 as of December 31, 2016 to $18 as of December 31, 2017. These loans are also considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Impaired Loans
Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (“TDRs”) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price; or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Impaired loans, including PCI loans that have experienced further deterioration in credit quality subsequent to the acquisition date and TDRs, at December 31, 2017 and 2016 are summarized in the following tables.

	December 31, 2017(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	163
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	434	434	—	434	—	445
Commercial	398	282	116	398	12	499
Consumer	75	75	—	75	—	87
Total	$1,068	$952	$116	$1,068	$12	$1,194
(1) Excludes PCI loans that have not experienced further deterioration in credit quality subsequent to the acquisition date.

	December 31, 2016
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	164	164	—	164	—	265
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	382	382	—	382	—	440
Commercial	955	381	574	955	246	463
Consumer	92	81	11	92	4	12
Total	$1,593	$1,008	$585	$1,593	$250	$1,180

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

During the years ended December 31, 2017, 2016 and 2015, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $618 and $822 as of December 31, 2017 and 2016, respectively.
There were no new TDRs during the year ended December 31, 2017, three new TDRs during the year ended December 31, 2016 and two new TDRs during the year ended December 31, 2015. The terms of certain loans modified as TDRs during the year ended December 31, 2016 and December 31, 2015 are summarized in the following tables:

			During the year ended December 31, 2016
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	2	$175	$—	$—	$169	$—
Consumer	1	81	—	—	81	—
Total	3	$256	$—	$—	$250	$—

			During the year ended December 31, 2015
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial Real Estate	1	$399	$—	$—	$—	$391
Commercial	1	268	—	—	246	—
Total	2	$667	$—	$—	$246	$391
All TDRs are measured individually for impairment. Of the three new TDR loans during the year ended December 31, 2016, two are past due and one is performing as agreed to modified terms. A specific allowance for loan losses of $38 is recorded for one of the loans as of December 31, 2016.  One of the three loans is on non-accrual status as of December 31, 2016.
Of the two new TDR loans during the year ended December 31, 2015, both are performing as agreed to the modified terms. A specific allowance for loan losses of $132 is recorded for one of the loans as of December 31, 2015. One of the two loans were on non-accrual status as of December 31, 2015.
Interest income recorded during 2017, 2016 and 2015 on TDR loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.
There were no loans modified as a troubled debt restructured loan for which there was a payment default during the year ended December 31, 2017 or December 31, 2016. A default for purposes of this disclosure is a troubled debt restructured loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2017 and 2016.
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
Credits classified as PCI are those that, at acquisition date, had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of December 31, 2017 and 2016:

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	250,904	462	200	—	99	251,665
Multi-family residential	91,152	—	—	—	—	91,152
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Real estate:
Construction and land	$162,614	$—	$—	$—	$162,614
Farmland	8,262	—	—	—	8,262
1 - 4 family residential	139,212	710	215	—	140,137
Multi-family residential	14,683	—	—	—	14,683
Commercial Real Estate	368,370	2,326	—	—	370,696
Commercial	289,589	686	1,034	107	291,416
Consumer	4,078	—	11	—	4,089
Total	$986,808	$3,722	$1,260	$107	$991,897

An analysis of the allowance for loan losses for the years ended December 31, 2017 , 2016 and 2015 is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of year	$8,524	$6,772	$5,981
Provision charged to earnings	5,114	2,050	868
Charge-offs	(839)	(333)	(140)
Recoveries	9	35	63
Net charge-offs	(830)	(298)	(77)
Balance at end of year	$12,808	$8,524	$6,772

The allowance for loan losses as a percentage of total loans was 0.57%, 0.86% and 0.83% as of December 31, 2017, 2016 and 2015, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs (recoveries)	—	(11)	—	(819)	—	(830)
Balance at end of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$12	$—	$12
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$246	$4	$250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

	December 31, 2015
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$769	$1,166	$1,890	$2,092	$64	$5,981
Provision (recapture) charged to earnings	383	(42)	294	262	(29)	868
Charge-offs	(48)	—	—	(87)	(5)	(140)
Recoveries	—	—	5	57	1	63
Net charge-offs (recoveries)	(48)	—	5	(30)	(4)	(77)
Balance at end of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$186	$7	$193
General reserves	1,104	1,124	2,189	2,138	24	6,579
Total	$1,104	$1,124	$2,189	$2,324	$31	$6,772

The Company’s recorded investment in loans as of December 31, 2017 and 2016 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$161	$434	$398	$75	$1,068
Loans collectively evaluated for impairment	287,161	342,557	891,541	654,006	9,573	2,184,838
PCI loans	49	99	17,317	30,147	—	47,612
Total	$287,210	$342,817	$909,292	$684,551	$9,648	$2,233,518

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$164	$382	$955	$92	$1,593
Loans collectively evaluated for impairment	170,876	154,656	370,314	290,461	3,997	990,304
Total	$170,876	$154,820	$370,696	$291,416	$4,089	$991,897

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of PCI loans for the year ended December 31, 2016 was minimal and has been excluded from the table below.

Year Ended December 31, 2017
Carrying amount	$47,612
Outstanding balance	63,940
Changes in the accretable yield for PCI loans for the year ended December 31, 2017 are included in table below. There was no accretable yield balance for PCI loans for the years ended December 31, 2016 and 2015.

Year Ended December 31, 2017
Balance at beginning of period	$—
Additions through acquisitions	3,927
Accretion	(1,204)
Balance at year-end	$2,723
Servicing Assets
The Company was servicing loans of approximately $74,737 and $32,905 as of December 31, 2017 and 2016. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$601	$426
Servicing assets acquired through acquisition	313	—
Increase from loan sales	522	365
Amortization charged to income	(193)	(190)
Transfer of servicing assets to held for sale	(28)	—
Balance at year-end	$1,215	$601
The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2017. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2017 and 2016, there were no valuation allowances recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2017 and 2016.
During the fiscal year ended December 31, 2017, 2016 and 2015, the Bank sold $27,747, $18,704 and $6,724, respectively, of SBA loans resulting in a gain of $1,940, $1,690 and $550, respectively. The gain on sale of SBA loans is recorded in Gain on sales of loans in the Consolidated Statements of Income.

6. Bank Premises and Equipment
Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2017	2016
Building and improvements	$35,239	$7,673
Site improvements	140	—
Tenant improvements	744	—
Leasehold improvements	5,132	3,119
Land	33,002	6,671
Furniture, fixtures and equipment	7,588	5,106
Construction in Progress	456	365
	82,301	22,934
Less accumulated depreciation	7,050	5,521
	$75,251	$17,413
The Company recorded depreciation expense of approximately $1,566, $1,111 and $1,040 for the years ended December 31, 2017, 2016 and 2015, respectively.
7. Non-marketable Equity Securities
Investments in non-marketable equity securities in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2017	2016
FHLB of Dallas stock	$6,431	$3,846
FRB of Dallas stock	3,482	3,470
Other non-marketable equity securities	3,819	50
	$13,732	$7,366
8. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2017
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	8.7 years	$17,007	$2,694	$14,313
Servicing asset	6.8 years	1,621	406	1,215
Intangible lease assets	3.3 years	5,281	368	4,913
		$23,909	$3,468	$20,441

	December 31, 2016
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	6.2 years	$3,459	$1,914	$1,545
Servicing asset	7.9 years	814	213	601
Other intangible assets	4.3 years	106	71	35
		$4,379	$2,198	$2,181

For the years ended December 31, 2017, 2016 and 2015, amortization expense related to intangible assets of approximately $1,270, $595 and $378 respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2017 was as follows:

Year	Amount
2018	$3,744
2019	2,981
2020	2,692
2021	2,147
2022	1,896
Thereafter	6,981
$20,441

9. Goodwill
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2017	2016
Balance as of December 31, 2016	$26,865	$26,865
Sovereign acquisition	109,091	—
Liberty acquisition	23,496	—
Balance as of December 31, 2017	$159,452	$26,865

10. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2017	2016
Noninterest-bearing demand accounts	$612,830	$327,614
Interest-bearing demand accounts	187,516	69,570
Savings accounts	52,822	11,166
Limited access money market accounts	960,149	579,950
Certificates of deposit, greater than $100	419,888	115,214
Certificates of deposit, less than $100	45,425	16,116
Total	$2,278,630	$1,119,630

As of December 31, 2017, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2018	$413,269
2019	37,788
2020	10,508
2021	2,120
2022	1,628
2023	—
Total	$465,313
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $203 and $30 as of December 31, 2017 and 2016, respectively. Brokered deposits at December 31, 2017 and 2016 totaled approximately $88,195 and $27,035, respectively.
11. Advances from the Federal Home Loan Bank
Advances from the FHLB totaled $71,164 and $38,306 at December 31, 2017 and 2016, respectively. As of December 31, 2017, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.36% and mature on various dates in 2018 and 2022. The Company had the availability to borrow additional funds of approximately $721,594 as of December 31, 2017.
Contractual maturities of FHLB advances at December 31, 2017 were as follows:

2018	$68,000
2022	3,164
Thereafter	—
Total	$71,164

12. Other Credit Extensions
As of December 31, 2017 and 2016, the Company maintained two credit facilities with commercial banks which provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $55,000 and $14,600, respectively. There were no borrowings against these lines as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $338,592 and $197,262, respectively. Approximately $423,062 and $265,001 of commercial loans were pledged as collateral at December 31, 2017 and 2016, respectively. There were no borrowings against this line as of December 31, 2017 and 2016.
13. Borrowed Funds
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2017	2016
Junior subordinated debentures	$11,702	$3,093
Subordinated notes (1)	4,987	4,942
Federal funds purchased	15,000	—

(1)	Subordinated notes are net of discount of $13 and $15 and issuance costs of $36 and $43 as of December 31, 2017 and 2016, respectively.

Junior Subordinated Debentures
The Company assumed in a previous acquisition $3,093 in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the Parkway Trust Securities, issued by Parkway National Capital Trust I (“Parkway Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Parkway Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common securities of the Parkway Trust. The Parkway Trust used the proceeds from the issuance of its Parkway Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Parkway Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Parkway Trust Securities.
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85% percent. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2017 and 2016 was 3.44% and 2.70%, respectively. The Parkway Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
In connection with the acquisition of Sovereign Bancshares, Inc. (“Sovereign”) on August 1, 2017, the Company assumed $8,609 in floating rate junior subordinated debentures underlying common securities and preferred capital securities, or the SovDallas Trust Securities, issued by SovDallas Capital Trust I (“SovDallas Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company assumed the guarantor position and as such, unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the SovDallas Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if a trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the SovDallas Trust.
The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2017 was 5.34%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities and SovDallas Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Subordinated Notes
During 2013 the Company issued, in the aggregate principal amount of $5,000, subordinated promissory notes (“Notes”) via a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company for the purpose of using the proceeds to support the growth of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, the Notes may be redeemed in whole or in part on any interest payment date that occurs on or after December 23, 2018 subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.
In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid-in capital and the related debt discount is being accreted into interest expense.

Federal Funds Purchased
Federal funds purchased are unsecured overnight borrowings from other financial institutions. At December 31, 2017, the Company had $15,000 in federal funds purchased carried at a rate of 2.00% which matured and was paid off on January 1, 2018. At December 31, 2016, the Company had no federal funds purchased.
14. Income Taxes
The Tax Act, enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%. Also on December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Based on the information available and current interpretation of the rules, the Company has made reasonable estimates of the impact of the reduction in the corporate tax rate and re-measurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. The Company is still analyzing certain provisional estimates for the Sovereign and Liberty acquisitions as specified in Note 24 - Business Combinations. Any changes to these provisional estimates and re-measurement of deferred taxes could potentially have an impact on our future earnings and effective tax rate. The provisional amount recorded related to the re-measurement of the Company's deferred tax balance was $3,051 for the year ended December 31, 2017.
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit):
Current	$7,886	$7,833	$4,492
Deferred	5,143	(1,366)	(375)
	$13,029	$6,467	$4,117

The table below reconciles income tax expense for the years ended December 31, 2017, 2016 and 2015 computed by applying the applicable U.S. Federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense rate at 35% for December 31, 2017 and 2016 and 34% for December 31, 2015	$9,863	$6,656	$4,388
Bank-owned life insurance	(206)	(216)	(208)
Non-deductible dues and memberships	132	59	56
Non-deductible meals and entertainment	80	49	46
Excess tax benefit from stock compensation(1)	(268)	—	—
Deferred tax asset re-measurement due to the Tax Act(1)	3,051	—	—
Other	377	(81)	(165)
Total income tax expense	$13,029	$6,467	$4,117
Effective tax rate	46.2%	34.0%	31.9%
 (1) Discrete tax item.

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss	$—	$165
Organizational costs	64	405
Allowance for loan losses	2,592	2,918
Capital loss carryforward	57	95
FHLB Borrowing	28	57
Deferred rent expenses	302	90
Restricted stock	201	182
Stock options	334	399
Accrued bonuses	22	437
Loan discounts	4,805	211
Deferred compensation	115	—
Other real estate owned	219	—
Net unrealized gain on securities available for sale	340	643
Other	137	214
Total deferred tax assets	9,216	5,816
Deferred tax liabilities:
Core deposit intangibles	3,034	541
Partnership investments	497	—
Bank premises and equipment	912	1,795
Other	163	13
Total deferred tax liabilities	4,606	2,349
Net deferred tax asset	$4,610	$3,467
Included within other assets in the accompanying consolidated balance sheets as of December 31, 2017 is a current tax receivable of $7,085 and a deferred tax asset of $4,937. The Company also has a deferred tax liability of $327 classified as branch liabilities held for sale in the accompany consolidated balance sheets as of December 31, 2017. See Note 25 - Branch Assets and Liabilities Held for Sale for additional information. Included in the accompanying consolidated balance sheets as of December 31, 2016 is a current tax receivable of $91 and a net deferred tax asset of $3,467 in other assets.
15. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Lessee: Operating Leases
The Company leases several of its banking facilities under operating leases expiring in various years through 2022 and sublets one operating lease which expired in February of 2018. Certain of the operating leases have rent escalation clauses based on pre-determined annual rate increases and provide for renewal options at their fair value at the time of renewal.

As of December 31, 2017, future minimum rental payments, exclusive of taxes and other charges, under non-cancelable operating leases for each of the next five years were:

Year End December 31,	Future Minimum Rentals
2018	$2,349
2019	2,215
2020	1,703
2021	889
2022	691
Thereafter	2,134
Total	$9,981
Rental expense was approximately $2,298, $1,432 and $1,399 for the years ended December 31, 2017, 2016 and 2015, respectively. Sublease rental income was approximately $139, $58 and $30 for the years ended December 31, 2017, 2016 and 2015. The total minimum sublease rental to be received in 2018 under the non-cancelable sublease is approximately $5.
As part of the Sovereign acquisition and our evaluation of acquired facilities owned or leased for ongoing economic benefit, a decision was made to cease using two acquired leases during the current year that expire between 2026 and 2029. In accordance with accounting for exit and disposal activities, the Company recognized a liability for lease exit costs incurred when it no longer derived economic benefits from the related leases. A cease-use liability of $1,407 is included in accrued interest payable and other liabilities in the consolidated balance sheets as of December 31, 2017. The liability was recognized and measured based on a discounted cash flow model when the cease use date occurred. The liability to be recorded as of the cease use date was determined based on the remaining lease rental due, reduced by (1) estimated sublease rental income that could be reasonably obtained for the properties and (2) the associated $1,290 lease intangible liability recorded for unfavorable lease terms on these two acquired leases given the market conditions as of the Sovereign acquisition date. The total expense related to the cease-use liability for the year ended December 31, 2017 was $117, which was recorded in the noninterest expense line item "other" in the consolidated statements of income.
Lessor: Operating Leases
The Company has multiple operating leases with various tenants for partial use of our owned corporate building space, which was purchased by the Company during the year ended December 31, 2017. The rest of the building is used by the Company for corporate offices. These operating leases expire in various years through 2023.
As of December 31, 2017, future minimum payments receivable under non-cancelable operating leases for each of the next five years were:

Year End December 31,	Future Minimum Rentals
2018	$1,546
2019	1,244
2020	1,076
2021	471
2022	100
Thereafter	100
Total	$4,537
Rental income was approximately $158 for the year ended December 31, 2017 which is included within other noninterest income in the accompanying consolidated statements of income. No rental income was recognized for the years ended December 31, 2016 and 2015.

The below table summarizes the costs, accumulated amortization/depreciation and carrying amount of the corporate building asset and liability components as they are presented on the consolidated balance sheets as of December 31, 2017.

	Cost	Accumulated Amortization/ Depreciation	Net Carrying Amount
Bank premises, furniture and equipment:
Building and improvements	$19,872	$(33)	$19,839
Site and tenant improvements	884	(32)	852
Land	16,781	—	16,781
	37,537	(65)	37,472
Intangible assets:
Intangible lease assets	4,765	(241)	4,524

Accrued interest payable and other liabilities:
Intangible lease obligations	584	(19)	565

Total	$41,718	$(287)	$41,431
Qualified Affordable Housing Investment
On July 26, 2017, the Company began investing in a qualified housing project. At December 31, 2017, the balance of the investment for qualified affordable housing projects was $1,982. This balance is reflected in non-marketable equity securities on the consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1,765 at December 31, 2017 which is reflected in accrued interest payable and other liabilities on the consolidated balance sheets. The Company expects to fulfill this commitment during the year ending 2031.
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
Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government agencies, corporate bonds, municipal securities, mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.
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
Assets and liabilities measured at fair value on a recurring basis include the following:
Investment Securities Available For Sale:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2017
Investment securities available for sale	$—	$228,117	$—	$228,117
As of December 31, 2016
Investment securities available for sale	$—	$102,559	$—	$102,559
There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2017 and 2016.
Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include impaired loans and other real estate owned. Impaired loans and other real estate owned that are collateral dependent are measured for impairment using the fair value of the collateral adjusted by additional Level 3 inputs, such as estimated costs to sell. Impaired loans and other real estate owned secured by real estate, receivables or inventory had discounts determined by management on an individual loan basis. Impaired loans and other real estate owned that are not collateral dependent are measured for impairment by a discounted cash flow analysis using a net present value calculation that utilizes data from the loan file. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.
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
The Company records other real estate owned at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate owned is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate owned.
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2017
Assets:
Impaired loans	$—	$—	$116	$116
Other real estate owned	$—	$—	$449	$449
As of December 31, 2016
Assets:
Impaired loans	$—	$—	$1,593	$1,593
Other real estate owned	$—	$—	$662	$662
At December 31, 2017, impaired loans had a carrying value of $116 with $12 specific allowance for loan loss allocated. At December 31, 2016, impaired loans had a carrying value of $1,593, with $250 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2017 and 2016.
For Level 3 financial assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

December 31, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$116	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$449	Collateral Method	Adjustments for selling costs	8%

December 31, 2016
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$1,593	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$662	Collateral Method	Adjustments for selling costs	8%
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
Servicing Assets:  The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2017 and December 31, 2016. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At December 31, 2017 and December 31, 2016 no valuation allowance was recorded.
Non-marketable equity securities:  The carrying value of restricted securities such as stock in the FHLB of Dallas, FRB of Dallas and other non-marketable equity securities approximates fair value.
Branch assets held for sale: This includes loans, accrued interest, bank premises, furniture and equipment, intangible assets and the cash balances related to branches that were held for sale. The carrying amount of cash and cash equivalents, accrued interest and intangible assets approximates their fair value. The fair value of the bank premises, furniture and equipment is determined based on third party appraisals of similar properties. The fair value of the loans held-for-sale are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Advances from Federal Home Loan Bank:  The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.
Junior subordinated debentures, subordinated notes and other borrowings:  The fair values are based upon prevailing rates on similar debt in the market place.
Branch liabilities held for sale: This includes deposits and accrued interest related to branches that were held for sale. The carrying amount of accrued interest approximates its fair value. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate CDs approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Off-balance sheet instruments:  Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s consolidated financial statements.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of December 31, 2017 and 2016 were as follows:

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3
December 31, 2017
Financial assets:
Cash and cash equivalents	$149,044	$—	$149,044	$—
Loans held for sale	841	—	841	—
Loans	2,220,682	—	—	2,234,094
Accrued interest receivable	7,676	—	7,676	—
Bank-owned life insurance	21,476	—	21,476	—
Servicing asset	1,243	—	1,243	—
Non-marketable equity securities	13,732	—	13,732	—
Financial instruments assets held for sale	31,828	—	5,515	26,313
Financial liabilities:
Deposits	$2,278,630	$—	$2,164,498	$—
Advances from FHLB	71,164	—	70,110	—
Accrued interest payable	445	—	445	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,987	—	4,987	—
Other borrowings	15,000	—	15,000	—
Financial instruments liabilities held for sale	64,300	—	64,300	—

December 31, 2016
Financial assets:
Cash and cash equivalents	$234,791	$—	$234,791	$—
Loans held for sale	5,208	—	5,208	—
Loans	983,318	—	—	987,021
Accrued interest receivable	2,907	—	2,907	—
Bank-owned life insurance	20,077	—	20,077	—
Servicing asset	601	—	601	—
Non-marketable equity securities	7,366	—	7,366	—
Financial liabilities:
Deposits	$1,119,630	$—	$1,085,888	$—
Advances from FHLB	38,306	—	38,570	—
Accrued interest payable	141	—	141	—
Junior subordinated debentures	3,093	—	3,093	—
Subordinated notes	4,942	—	4,942	—

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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Commitments to extend credit	$606,451	$236,919
Standby and commercial letters of credit	9,299	6,933
	$615,750	$243,852
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
18. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan provides for “before tax” employee contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the years ending December 31, 2017 and 2016.

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

In January 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt is secured by shares of the Company. The loan will be repaid from contributions to the ESOP from the Company. As the debt is repaid, shares are released from collateral and allocated to employees’ accounts. As of December 31, 2017 and 2016, the Company received a $109 debt payment from the ESOP and released 9,012 and 9,210 shares from collateral.  The released shares were allocated to employee accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets.

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2017, 2016 and 2015 was approximately $240, $204 and $154, respectively.

The following is a summary of the ESOP shares as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
Allocated shares	53,269	44,257
Unearned shares	9,771	18,783
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$256	$502
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

During the years ending December 31, 2017 , 2016, and 2015, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2017, 2016 and 2015, approximately $63, $125 and $224 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income.
A summary of option activity under the 2010 Incentive Plan at December 31, 2017, 2016, and 2015 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	352,500	$10.14	6.58 years
Forfeited	(6,000)	10.00
Exercised	(21,000)	10.00		130
Outstanding at December 31, 2015 and 2016	325,500	$10.15	4.56 years
Forfeited	(3,000)	10.00
Exercised	(17,500)	10.00		308
Outstanding at December 31, 2017	305,000	$10.16	3.59 years	$5,316
Options exercisable at December 31, 2017	298,000	$10.12	3.53 years	$5,206
As of December 31, 2017, 2016, 2015, there was approximately $8, $21, and $51, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense as of December 31, 2017 is expected to be recognized over the remaining weighted average requisite service period of 1.25 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of December 31, 2017, 2016, and 2015 and changes during the years is presented below:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	62,250	$10.86
Forfeited	(2,500)	10.17
Vested	(20,000)	10.00
Outstanding at December 31, 2015	39,750	$11.34
Exercised	(12,000)	10.00
Outstanding at December 31, 2016	27,750	$11.92
Forfeited	(2,500)	10.85
Vested	(1,000)	10.85
Outstanding at December 31, 2017	24,250	$13.19
As of December 31, 2017, 2016, and 2015 there was $15, $90 and $174, respectively, of total unrecognized compensation expense related to non-vested restricted stock units.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of December 31, 2017, 2016 and 2015 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2017	2016	2015
Nonperformance-based stock options exercised	488	—	9
Nonperformance-based restricted stock units vested	26	194	287
2014 Omnibus Plan
In September 2014, the Company adopted an omnibus incentive plan (the “2014 Omnibus Plan”). The purpose of the 2014 Omnibus Plan is to align the long-term financial interests of the employees, directors, consultants and other service providers with those of the shareholders, to attract and retain those employees, directors, consultants and other service providers by providing compensation opportunities that are competitive with other companies and to provide incentives to those individuals who contribute significantly to the Company’s long-term performance and growth. To accomplish these goals, the 2014 Omnibus Plan permits the issuance of shares, stock options, share appreciation rights, restricted shares, restricted share units, deferred shares, unrestricted shares and cash-based awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the 2014 Omnibus Plan is 1,000,000.

During the year ended December 31, 2017, the Company awarded 121,125 non-performance restricted stock units, 26,398 performance based restricted and 212,983 non-performance-based stock options under the 2014 Omnibus Plan. During the year ended December 31, 2016, the Company awarded 25,060 non-performance based restricted stock units, 34,190 performance based restricted stock units, and 76,286 non-performance-based stock options under the 2014 Omnibus Plan. During the year ended December 31, 2015, the Company awarded 8,000 non-performance based restricted stock units, 25,474 performance based restricted stock units and 52,080 non-performance-based stock options under the 2014 Omnibus Plan.

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

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the year ended December 31, 2017, compensation expense for option awards and restricted stock unity awards granted under the 2014 Omnibus Plan was approximately $503 and $1,373, respectively. For the year ended December 31, 2016, compensation expense for option awards and restricted stock unity awards granted under the 2014 Omnibus Plan was approximately $224 and $633, respectively. For the year ended December 31, 2015, compensation expense for option awards and restricted stock unity awards granted under the 2014 Omnibus Plan was approximately $83 and $326, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

For the Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Expected life	6.13 to 7.5 years	5.0 to 6.5 years	6.0 to 6.5 years
Expected volatility	30.56% to 33.19%	33.37% to 37.55%	37.00% to 37.55%
Risk-free interest rate	1.96% to 2.32%	1.06% to 2.01%	1.76% to 1.81%

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

A summary of the status of the Company’s options under the 2014 Omnibus Plan as of December 31, 2017, 2016, and 2015 changes during the year then ended, is as follows:

	2014 Omnibus Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—	—
Granted	52,080	14.35
Outstanding at December 31, 2015	52,080	$14.35	9.12 years
Granted	76,286	15.98
Outstanding at December 31, 2016	128,366	$15.32	8.69 years
Granted	212,983	26.97
Forfeited	(9,082)	19.45
Exercised	(1,544)	15.00		$19
Outstanding at December 31, 2017	330,723	$22.71	8.86 years	$1,614
Options exercisable at end of period	51,821	$15.01	7.49 years	$652
Weighted average fair value of options granted during the period		$9.88

As of December 31, 2017, 2016, and 2015 there was $1,958, $425 and $187 of total unrecognized compensation expense related to stock options awarded under the 2014 Omnibus Plan, respectively.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2017, 2016 and 2015, and changes during the year then ended is as follows:

	2014 Omnibus Plan
	Nonperformance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	82,903	$13.00
Granted	8,000	15.58
Vested	(16,451)	13.00
Forfeited	(3,533)	13.00
Outstanding at December 31, 2015	70,919	$13.29
Granted	25,060	15.83
Vested	(28,023)	14.35
Outstanding at December 31, 2016	67,956	$13.79
Granted	121,125	27.19
Vested	(34,342)	19.74
Forfeited	(4,017)	21.36
Outstanding at December 31, 2017	150,722	$13.29

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2017, 2016 and 2015, and changes during the years then ended is as follows:

	2014 Omnibus Plan
	Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$9.45
Granted	25,474	9.52
Outstanding at December 31, 2015	25,474	$8.72
Granted	34,190	9.52
Vested	(8,467)	14.17
Outstanding at December 31, 2016	51,197	$8.72
Granted	26,398	24.43
Vested	(19,861)	15.34
Forfeited	(4,140)	17.91
Outstanding at December 31, 2017	53,594	$8.72

As of December 31, 2017, 2016, and 2015 there was $3,592, $1,089 and $979 of total unrecognized compensation expense related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of December 31, 2017, 2016 and 2015 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2017	2016	2015
Nonperformance-based stock options exercised	41	—	200
Nonperformance-based restricted stock units vested	568	505	267
Performance-based restricted stock units vested	530	137	—

20. Significant Concentrations of Credit Risk
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

21. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amounts of such loans were approximately $44,134 and $27,296 as of December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, new advances of approximately $34,903 were made with approximately $18,065 principal payments received. During the year ended December 31, 2016, new advances of approximately $23,469 were made with approximately $4,586 principal payments received. There were $7,191 and $9,951 in unfunded commitments to related parties as of December 31, 2017 and 2016, respectively.
Deposits received from related parties as of December 31, 2017 and 2016 totaled approximately $16,023 and $25,994, respectively.
As disclosed in Note 13, the Company issued $5,000 in subordinated notes to two entities controlled by a certain affiliate of the Company.
22. Preferred Stock
On August 25, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“SBLF Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company (i) sold 8,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $8,000. The issuance was pursuant to the Small Business Lending Fund (“SBLF’) program, a fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks.
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
In connection with the acquisition of Sovereign on August 1, 2017, the Company assumed 24,500 shares of Sovereign’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, no par value (the “Sovereign SBLF Preferred Stock”), issued and outstanding immediately prior to the consummation of the acquisition. At the time of the consummation of the acquisition, each share of Sovereign SBLF Preferred Stock was converted into one share of Senior Non-Cumulative Perpetual, Series D Preferred Stock of the Company (“Veritex Series D Preferred Stock”).
On August 8, 2017, the Company redeemed all 24,500 shares of the Veritex Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24,727. The Company assumed $185 of accrued dividends in connection with the acquisition of Sovereign on August 1, 2017 out of the $227 in dividends paid in the year ended December 31, 2017. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. The redemption terminated the Company’s participation in the SBLF program.

23. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2017 and December 31, 2016, the Company’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2017 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk-weighted assets)
Company	$342,521	13.16%	$208,219	8.0%	n/a	n/a
Bank	$296,207	11.37%	$208,413	8.0%	$260,516	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$324,726	12.48%	$156,118	6.0%	n/a	n/a
Bank	$283,399	10.88%	$156,286	6.0%	$208,382	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	$313,024	12.03%	$117,091	4.5%	n/a	n/a
Bank	$283,399	10.88%	$117,215	4.5%	$169,310	6.5%
Tier 1 capital (to average assets)
Company	$324,726	12.92%	$100,534	4.0%	n/a	n/a
Bank	$283,399	11.28%	$100,496	4.0%	$125,620	5.0%
As of December 31, 2016
Total capital (to risk-weighted assets)
Company	$228,566	22.02%	$83,039	8.0%	n/a	n/a
Bank	$130,237	12.55%	$83,020	8.0%	$103,775	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$215,057	20.72%	$62,275	6.0%	n/a	n/a
Bank	$121,713	11.73%	$62,257	6.0%	$83,010	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	$211,964	20.42%	$46,711	4.5%	n/a	n/a
Bank	$121,713	11.73%	$46,693	4.5%	$67,445	6.5%
Tier 1 capital (to average assets)
Company	$215,057	16.82%	$51,143	4.0%	n/a	n/a
Bank	$121,713	9.52%	$51,140	4.0%	$63,925	5.0%
24. Business Combinations

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

Sovereign Bancshares, Inc.
On August 1, 2017, the Company acquired Sovereign Bancshares, Inc. (“Sovereign”), a Texas corporation and parent company of Sovereign Bank. The Company issued 5,117,642 shares of its common stock and paid out $56,215 in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each share of Sovereign SBLF Preferred Stock, no par value, issued and outstanding immediately prior to the effective time was converted into one share of Veritex Series D Preferred Stock. See Note 22 - Preferred Stock for additional information.
The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Sovereign exceeded the provisional value of the net assets acquired, goodwill of $109,091 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.
Fair Value
The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for certain PCI loans, bank premises, furniture and equipment, core deposit intangibles, goodwill and deferred taxes have been recorded for the acquisition as the Company is still waiting on final appraisals from independent third parties to complete valuations. The Company does not expect any significant differences from estimated values upon finalization of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

	Initial Estimate	Adjustments	Revised Fair Value
Assets
Cash and cash equivalents	$44,775	$—	$44,775
Investment securities	166,307	—	166,307
Loans	750,856	1,594	752,450
Accrued interest receivable	3,437	(335)	3,102
Bank premises, furniture and equipment	21,512	(3,707)	17,805
Non-marketable equity securities	6,751	—	6,751
Other real estate owned	282	—	282
Intangible assets	8,662	(208)	8,454
Goodwill	108,967	124	109,091
Other assets	10,331	2,817	13,148
Total assets	$1,121,880	$285	$1,122,165
Liabilities
Deposits	$809,366	$—	$809,366
Accounts payable and accrued expenses	5,189	1,095	6,284
Accrued interest payable and other liabilities	1,616	(810)	806
Advances from FHLB	80,000	—	80,000
Junior subordinated debentures	8,609	—	8,609
Total liabilities	$904,780	$285	$905,065

Preferred stock - series D	$24,500	$—	$24,500
Total stockholders’ equity	$24,500	$—	$24,500

Consideration
Market value of common stock issued	$136,385	$—	$136,385
Cash paid	$56,215	$—	$56,215
Total fair value of consideration	$192,600	$—	$192,600
Acquisition-related Expenses
For the years ended December 31, 2017 and 2016, the Company incurred $1,731 and $195, respectively, of pre-tax merger and acquisition expenses related to the Sovereign acquisition. Acquisition expenses are included in professional fees in the consolidated statements of income.
Acquired Loans and Purchased Credit Impaired Loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from Sovereign.
The Company has identified certain acquired loans as PCI. PCI loan identification considers payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination.

The following table discloses the fair value and contractual value of loans acquired from Sovereign on August 1, 2017:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$17,708	$518,261	$535,969
Commercial	34,507	180,722	215,229
Consumer	—	1,252	1,252
Total fair value	$52,215	$700,235	$752,450
Contractual principal balance	$67,985	$707,071	$775,056

The following table presents additional information about PCI loans acquired from Sovereign on August 1, 2017:

PCI Loans
Contractually required principal and interest	$85,000
Non-accretable difference	29,288
Cash flows expected to be collected	55,712
Accretable difference	3,497
Fair value of PCI loans	$52,215
Intangible Assets
The following table discloses the fair value of intangible assets acquired from Sovereign on August 1, 2017:

Gross Intangible Asset
Core deposit intangibles(1)	$7,703
Servicing asset(2)	317
Intangible lease assets(3)	434
$8,454
(1) The Company initially estimated a useful life of 10 years for core deposit intangibles. During the fourth quarter of 2017, the Company revised the estimated useful life of core deposit intangible to 7.7 years which will be amortized on a straight line basis.
(2) The Company initially estimated a weighted-average useful life of 6.1 years for servicing asset which will be amortized on a straight line basis.
(3) The Company initially estimated a weighted-average useful life of 5 years for intangible lease assets which will be amortized on a straight line basis.

Advances from Federal Home Loan Bank
The Company assumed from Sovereign $80,000 in advances from the FHLB as of August 1, 2017 that matured in full from August 1, 2017 to December 31, 2017.
Redemption of Veritex Series D Preferred Stock
On August 8, 2017, the Company redeemed all 24,500 shares of the Veritex Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24,727. The Company assumed $185 of accrued dividends in connection with the acquisition of Sovereign on August 1, 2017 out of the $227 in dividends paid in the year ended December 31, 2017. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. The redemption terminated the Company’s participation in the SBLF program.

Liberty Bancshares, Inc.
On December 1, 2017, the Company acquired Liberty Bancshares, Inc. (“Liberty”), a Texas corporation and parent company of Liberty Bank. The Company issued 1,449,944 shares of its common stock and paid out $25,009 in cash to Liberty in consideration for the acquisition.
The business combination was accounted for under the acquisition method of accounting. As the consideration paid for Liberty exceeded the provisional value of the net assets acquired, goodwill of $23,496 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in Tarrant County. Goodwill is not tax deductible.
Fair Value
The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for loans, bank premises, furniture and equipment, goodwill, intangible assets, accrued expenses, deposits and deferred taxes have been recorded for the acquisition, as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Initial Estimate
Assets
Cash and cash equivalents	$57,384
Investment securities	54,137
Loans	312,608
Accrued interest receivable	1,191
Bank premises, furniture and equipment	6,145
Non-marketable equity securities	2,096
Other real estate owned	166
Intangible assets	7,519
Goodwill	23,496
Other assets	2,509
Total assets	$467,251
Liabilities
Deposits	$395,851
Accounts payable and accrued expenses	1,287
Accrued interest payable and other liabilities	142
Subordinated notes(1)	4,625
Total liabilities	$401,905

Consideration
Market value of common stock issued	$40,337
Cash paid	$25,009
Total fair value of consideration	$65,346
(1) The subordinated note was paid off in full on December 1, 2017, subsequent to closing.

Acquisition-related Expenses
For the year ended December 31, 2017, the Company incurred $960 of pre-tax merger and acquisition expenses related to the Liberty acquisition. The Company incurred no acquisition expenses related to the Liberty acquisition in 2016. Acquisition expenses are included in professional fees in the consolidated statements of income.

Acquired Loans and Purchased Credit Impaired Loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from Liberty.
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
The following table discloses the fair value and contractual value of loans acquired from Liberty on December 1, 2017:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$868	$257,026	$257,894
Commercial	307	49,660	49,967
Consumer	—	4,747	4,747
Total fair value	1,175	311,433	312,608
Contractual principal balance	$1,748	$316,119	$317,867

The following table presents additional information about PCI loans acquired from Liberty on December 1, 2017:

PCI Loans
Contractually required principal and interest	$2,316
Non-accretable difference	711
Cash flows expected to be collected	1,605
Accretable difference	430
Fair value of PCI loans	$1,175
Intangible Assets
The acquisition also resulted in a core deposit intangible of $7,519, which will be amortized on an accelerated basis over the estimated life, currently expected to be 10 years.

Pro Forma Information (unaudited)
The following table presents unaudited supplemental pro forma financial information for the years ended December 31, 2017 and 2016 as if the Sovereign and Liberty acquisitions had occurred on January 1, 2016. The pro forma information includes adjustments for interest income on loans acquired, depreciation expense on property acquired, amortization of intangibles arising from the transaction, merger and acquisition costs incurred by the Company in 2017 to be reflected as incurred in 2016, merger and acquisition costs incurred by Sovereign and Liberty prior to the acquisition close date and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been completed on the assumed date.

	Year Ended December 31,
	2017	2016
Net interest income	$102,440	$98,701
Net income available to common stockholders	22,270	26,984

Basic earnings per share	$0.98	$1.55
Diluted earnings per share	0.96	1.53
The following net interest income and net income available to common stockholders for the Sovereign and Liberty transactions are included in the Company’s operating results for the year ended December 31, 2017.

Year Ended December 31,
2017
Net interest income	$14,825
Net income available to common stockholders	4,615
Deferred Taxes Related to Business Combinations
Due to the provisional estimates used for the Sovereign and Liberty acquisitions as indicated above, the Company has made a reasonable estimate related to amounts recorded for the re-measurement of deferred taxes acquired in accordance with SAB 118. These estimates may be refined in future periods as the valuation of all assets and liabilities acquired in acquisitions are finalized and recorded.
25. Branch Assets and Liabilities Held for Sale
On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB. The Company determined that this transaction met the criteria for held for sale as of December 31, 2017. The completion of this sale resulted in the Company exiting the Austin metropolitan market.
Additionally, in the fourth quarter of 2017, the Company ceased using one of our Dallas, Texas branch buildings. The Company entered into an agreement to sell the property in January 2018 and expects to close the sale in the first six months of 2018. The associated building and improvements are included in branch assets held for sale as of December 31, 2017.

The following table presents the assets and liabilities held for sale as of December 31, 2017.

December 31, 2017
Assets
Cash and cash equivalents	$334
Loans	26,313
Accrued interest receivable	63
Bank premises, furniture and equipment	5,118
Intangible assets	1,724
Total assets	$33,552
Liabilities
Deposits	$64,282
Accounts payable and accrued expenses	2
Deferred tax liability	327
Accrued interest payable and other liabilities	16
Total liabilities	$64,627

26. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$46,724	$98,366
Investment in subsidiaries	459,654	148,921
Other assets	2,267	438
Total assets	$508,645	$247,725
Liabilities and Stockholders’ Equity
Other liabilities	$3,027	$602
Other borrowings	16,689	8,035
Total liabilities	19,716	8,637
Stockholders’ equity
Preferred stock	—	—
Common stock	241	152
Additional paid-in capital	445,517	211,173
Retained earnings	44,627	29,290
Unallocated employee stock ownership plan shares	(106)	(209)
Accumulated other comprehensive income	(1,280)	(1,248)
Treasury stock	(70)	(70)
Total stockholders’ equity	488,929	239,088
Total liabilities and stockholders’ equity	$508,645	$247,725

Statements of Income

	Year Ended December 31,
	2017	2016	2015
Interest income:
Other	$8	$2	$2
Interest expense:
Interest on borrowings	598	388	376
Net interest expense	(590)	(386)	(374)
Noninterest expense:
Salaries and employee benefits	712	161	161
Professional fees	2,256	828	799
Other	—	1	2
Total noninterest expense	2,968	990	962
Loss before income tax benefit and equity in undistributed income of subsidiaries	(3,558)	(1,376)	(1,336)
Income tax benefit	(730)	(480)	(454)
Loss before equity in undistributed income of subsidiaries	(2,828)	(896)	(882)
Equity in undistributed income of bank	17,980	13,447	9,672
Net income	$15,152	$12,551	$8,790

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$15,152	$12,551	$8,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt costs	45	8	2
Equity in undistributed net income of Bank	(17,980)	(13,447)	(9,672)
Decrease (increase) in other assets	3,523	(155)	9
Increase (decrease) in other liabilities	1,353	270	(144)
Net cash provided by (used in) operating activities	2,093	(773)	(1,015)
Cash flows from investing activities:
Net cash paid in Sovereign acquisition	(55,949)	—	—
Net cash paid in Liberty acquisition	(24,812)	—	—
Net cash paid in IBT acquisition	—	—	(3,841)
Capital investment in subsidiary	—	(10,000)	—
Net cash used in investing activities	(80,761)	(10,000)	(3,841)
Cash flows from financing activities:
Net proceeds from sale of common stock in public offering	56,681	94,518	—
Redemption of preferred stock	(24,500)	—	—
Net change in other borrowings	(4,625)	—	—
Proceeds from exercise of employee stock options	175	—	210
Redemption of SBLF preferred stock series C	—	—	(8,000)
Proceeds from payments on ESOP loan	109	109	109
Offering costs paid in connection with acquisition	(772)	—	(252)
Dividends paid on preferred stock	(42)	—	(98)
Net cash provided by (used in) financing activities	27,026	94,627	(8,031)
Net (decrease) increase in cash and cash equivalents	(51,642)	83,854	(12,887)
Cash and cash equivalents at beginning of year	98,366	14,512	27,399
Cash and cash equivalents at end of year	$46,724	$98,366	$14,512

27. Summary of Quarterly Financial Statements (Unaudited)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2017
	Fourth Quarter (1)	Third Quarter (1)	Second Quarter	First Quarter
Interest Income	$29,897	$22,279	$14,307	$13,069
Interest Expense	4,147	3,150	1,931	1,816
Net interest income	25,750	19,129	12,376	11,253
Provision for loan losses	2,529	752	943	890
Noninterest income	2,298	1,977	1,766	1,535
Noninterest expense	15,035	12,522	7,782	7,450
Provision for income taxes	7,227	2,650	1,802	1,350
Net income	3,257	5,182	3,615	3,098
Less income available to common stockholders	—	42	—	—
Net income available to common stockholders	$3,257	$5,140	$3,615	$3,098
Earnings per share:
Basic	$0.14	$0.26	$0.24	$0.20
Diluted	0.14	0.25	0.23	0.20

(1) These results include the addition of Sovereign upon acquisition during the third quarter.

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$12,281	$12,054	$11,477	$10,783
Interest Expense	1,761	1,537	1,249	1,093
Net interest income	10,520	10,517	10,228	9,690
Provision for loan losses	440	238	527	845
Noninterest income	1,825	1,893	1,412	1,373
Noninterest expense	7,085	7,029	6,301	5,975
Provision for income taxes	1,630	1,768	1,639	1,430
Net income	3,190	3,375	3,173	2,813
Less income available to common stockholders	—	—	—	—
Net income available to common stockholders	$3,190	$3,375	$3,173	$2,813
Earnings per share:
Basic	$0.28	$0.32	$0.30	$0.26
Diluted	0.27	0.31	0.29	0.26

Exhibit Index
Each exhibit marked with an asterisk (*) is filed or furnished with this Annual Report on Form 10-K. Each exhibit marked with a “†” denotes a management contract or compensatory plan or arrangement.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization dated March 9, 2015, by and among Veritex Holdings, Inc., IBT Bancorp, Inc. and Independent Bank of Texas (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 9, 2015)

2.2
Agreement and Plan of Reorganization dated December 14, 2016, by and between Veritex Holdings, Inc., Spartan Merger Sub, Inc., and Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 14, 2016)

2.3
Agreement and Plan of Reorganization dated August 1, 2017, by and between Veritex Holdings, Inc., Freedom Merger Sub, Inc., and Liberty Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the ’s Current Report on Form 8-K filed August 1, 2017).

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

Date: March 14, 2018	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2018

/s/ William C. Murphy William C. Murphy	Vice Chairman	March 14, 2018

/s/ Noreen E. Skelly Noreen E. Skelly	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 14, 2018

/s/ Pat S. Bolin Pat S. Bolin	Director	March 14, 2018

/s/ April Box April Box	Director	March 14, 2018

/s/ Blake Bozman Blake Bozman	Director	March 14, 2018

/s/ T.J. Falgout T.J. Falgout	Director	March 14, 2018

/s/ Ned N. Fleming, III Ned N. Fleming, III	Director	March 14, 2018

/s/ Mark C. Griege Mark C. Griege	Director	March 14, 2018

/s/ Gordon Huddleston Gordon Huddleston	Director	March 14, 2018

/s/ Michael A. Kowalski Michael A. Kowalski	Director	March 14, 2018

/s/ Thomas J. Mastor Thomas J. Mastor	Director	March 14, 2018

/s/ Gregory B. Morrison Gregory B. Morrison	Director	March 14, 2018

/s/ John T. Sughrue John T. Sughrue	Director	March 14, 2018