Form 10-Q
period 2018-03-31
Veritex Holdings, Inc.
filed 2018-04-27
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

As of April 26, 2018, there were 24,148,706 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2018 and December 31, 2017
(Dollars in thousands, except par value information)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$26,861	$38,243
Interest bearing deposits in other banks	168,333	110,801
Total cash and cash equivalents	195,194	149,044
Investment securities	243,164	228,117
Loans held for sale	893	841
Loans, net of allowance for loan losses of $13,401 and $12,808, respectively	2,302,664	2,220,682
Accrued interest receivable	7,127	7,676
Bank-owned life insurance	21,620	21,476
Bank premises, furniture and equipment, net	76,045	75,251
Non-marketable equity securities	20,806	13,732
Investment in unconsolidated subsidiary	352	352
Other real estate owned	10	449
Intangible assets, net of accumulated amortization of $4,673 and $3,468, respectively	18,372	20,441
Goodwill	161,685	159,452
Other assets	13,634	14,518
Branch assets held for sale	1,753	33,552
Total assets	$3,063,319	$2,945,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$597,236	$612,830
Interest-bearing	1,896,558	1,665,800
Total deposits	2,493,794	2,278,630
Accounts payable and accrued expenses	3,862	5,098
Accrued interest payable and other liabilities	3,412	5,446
Advances from Federal Home Loan Bank	48,128	71,164
Junior subordinated debentures	11,702	11,702
Subordinated notes	4,988	4,987
Other borrowings	—	15,000
Branch liabilities held for sale	—	64,627
Total liabilities	2,565,886	2,456,654
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2018 and December 31, 2017; 24,148,484 and 24,109,515 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (excluding 10,000 shares held in treasury)	241	241
Additional paid-in capital	445,964	445,517
Retained earnings	55,015	44,627
Unallocated Employee Stock Ownership Plan shares; 9,771 shares at March 31, 2018 and December 31, 2017	(106)	(106)
Accumulated other comprehensive loss	(3,611)	(1,280)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	497,433	488,929
Total liabilities and stockholders’ equity	$3,063,319	$2,945,583
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$32,067	$11,883
Interest on investment securities	1,328	575
Interest on deposits in other banks	687	610
Interest on other	5	1
Total interest income	34,087	13,069
Interest expense:
Interest on deposit accounts	4,293	1,647
Interest on borrowings	692	169
Total interest expense	4,985	1,816
Net interest income	29,102	11,253
Provision for loan losses	678	890
Net interest income after provision for loan losses	28,424	10,363
Noninterest income:
Service charges and fees on deposit accounts	933	509
Gain on sales of investment securities	8	—
Net gain on sales of loans and other assets owned	581	747
Bank-owned life insurance	189	187
Other	1,070	92
Total noninterest income	2,781	1,535
Noninterest expense:
Salaries and employee benefits	7,930	3,908
Occupancy and equipment	3,234	1,011
Professional fees	1,802	798
Data processing and software expense	828	360
FDIC assessment fees	302	258
Marketing	461	244
Other assets owned expenses and write-downs	172	25
Amortization of intangibles	978	95
Telephone and communications	426	102
Other	1,173	649
Total noninterest expense	17,306	7,450
Net income from operations	13,899	4,448
Income tax expense	3,511	1,350
Net income	$10,388	$3,098
Basic earnings per share	$0.43	$0.20
Diluted earnings per share	$0.42	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$10,388	$3,098
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period, net	(2,943)	304
Reclassification adjustment for net gains included in net income	8	—
Other comprehensive income (loss) before tax	(2,951)	304
Income tax (benefit) expense	(620)	104
Other comprehensive (loss) income, net of tax	(2,331)	200
Comprehensive income	$8,057	$3,298

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2017	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
Restricted stock units vested, net of 9,704 shares withheld to cover tax withholdings	34,068	—	(269)	—	—	—	—	(269)
Exercise of employee stock options, net of 4,391 shares for cashless exercise and net of shares 1,691 withheld to cover tax withholdings	4,901	—	(55)	—	—	—	—	(55)
Stock based compensation	—	—	771	—	—	—	—	771
Net income	—	—	—	10,388	—	—	—	10,388
Other comprehensive loss	—	—	—	—	(2,331)	—	—	(2,331)
Balance at March 31, 2018	24,148,484	$241	$445,964	$55,015	$(3,611)	$(106)	$(70)	$497,433

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net 7,103 shares withheld to cover tax withholdings	34,108	—	(41)	—	—	—	—	(41)
Deferred offering costs	—	—	(16)	—	—	—	—	(16)
Stock based compensation	—	—	396	—	—	—	—	396
Net income	—	—	—	3,098	—	—	—	3,098
Other comprehensive income	—	—	—	—	200	—	—	200
Balance at March 31, 2017	15,229,436	$152	$211,512	$32,388	$(1,048)	$(209)	$(70)	$242,725
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$10,388	$3,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,986	446
Provision for loan losses	678	890
Accretion of loan purchase discount	(1,823)	(55)
Stock-based compensation expense	771	396
Excess tax benefit from stock compensation	(84)	(172)
Net amortization of premiums on investment securities	491	304
Change in cash surrender value of bank-owned life insurance	(144)	(147)
Net gain on sales of investment securities	(8)	—
Gain on sales of loans held for sale	(223)	(237)
Gain on sales of SBA loans	(358)	(510)
Amortization of subordinated note discount and debt issuance costs	1	2
Net originations of loans held for sale	(9,965)	(7,875)
Write down on other real estate owned	156	—
Proceeds from sales of loans held for sale	10,136	11,395
Gain on sale of branches	(355)	—
Decrease (increase) in accrued interest receivable and other assets	4,247	(409)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(2,625)	7,838
Net cash provided by operating activities	13,269	14,964
Cash flows from investing activities:
Cash settlement for sale of branches	(33,557)	—
Purchases of securities available for sale	(54,999)	(40,355)
Sales of securities available for sale	30,149	—
Proceeds from maturities, calls and pay downs of investment securities	6,369	4,216
Purchases of non-marketable equity securities, net	(7,074)	(9)
Net loans originated	(115,464)	(38,008)
Proceeds from sale of SBA loans	30,355	8,559
Net additions to bank premises and equipment	(295)	(397)
Proceeds from sales of other real estate owned	291	—
Net cash used in investing activities	(144,225)	(65,994)
Cash flows from financing activities:
Net change in deposits	215,466	102,066
Net decrease in advances from Federal Home Loan Bank	(23,036)	(35)
Net change in other borrowings	(15,000)	—
Payments to tax authorities for stock-based compensation	(324)	(41)
Offering costs paid in connection with acquisition	—	(16)
Net cash provided by financing activities	177,106	101,974
Net increase in cash and cash equivalents	46,150	50,944
Cash and cash equivalents at beginning of period	149,044	234,791
Cash and cash equivalents at end of period	$195,194	$285,735
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
Veritex through its wholly-owned subsidiary, Veritex Community Bank (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 20 branches and one mortgage office located in the Dallas-Fort Worth metroplex and one branch in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at March 31, 2018 and December 31, 2017, condensed consolidated results of operations for the three months ended March 31, 2018 and 2017, condensed consolidated stockholders’ equity for the three months ended March 31, 2018 and 2017 and condensed consolidated cash flows for the three months ended March 31, 2018 and 2017.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2018.

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
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation.

Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest income on financial assets that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Earnings (numerator)
Net income	$10,388	$3,098
Shares (denominator) in thousands
Weighted average shares outstanding for basic EPS	24,120	15,200
Dilutive effect of employee stock-based awards	419	432
Adjusted weighted average shares outstanding	24,539	15,632
Earnings per share:
Basic	$0.43	$0.20
Diluted	$0.42	$0.20

For the three months ended March 31, 2018 and 2017, there were no antidilutive shares excluded from the diluted EPS weighted average shares.

Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. However, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s condensed consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively as of March 31, 2018 using an exit price notion. See Note 7 – Fair Value Disclosures for further information regarding the valuation of these loans.
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
ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under ASU 2016-02, however, the majority of the Company’s properties and equipment are owned, not leased. We expect recorded assets and liabilities to increase upon adoption of the standard as it relates to operating leases in which we are the lessee.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,928	$1,834
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$8	$336
Non-cash assets acquired(1)
Loans	$(4,622)	$—
Bank premises, furniture and equipment	1,162	—
Intangible assets	(956)	—
Goodwill	2,233	—
Other assets	1,934	—
Non-cash liabilities assumed(1)
Deposits	$(303)	$—
Accrued interest payable and other liabilities	54	—
(1) Represents adjustments to provision estimates recorded for acquisitions of Sovereign Bancshares, Inc. and Liberty Bancshares, Inc.. Refer to Note 12. Business Combinations for further discussion.
3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), and the fair value of securities are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,362	$—	$181	$10,181
Corporate bonds	20,852	98	10	20,940
Municipal securities	44,878	44	445	44,477
Mortgage-backed securities	94,406	37	2,448	91,995
Collateralized mortgage obligations	76,651	6	1,678	74,979
Asset-backed securities	586	6	—	592
	$247,735	$191	$4,762	$243,164

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
	$229,737	$602	$2,222	$228,117
The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	March 31, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$9,606	$161	$576	$20	$10,182	$181
Corporate bonds	3,990	10	—	—	3,990	10
Municipal securities	27,412	257	5,406	188	32,818	445
Mortgage-backed securities	61,666	1,592	23,140	856	84,806	2,448
Collateralized mortgage obligations	28,317	756	23,024	922	51,341	1,678
	$130,991	$2,776	$52,146	$1,986	$183,137	$4,762

	December 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$3,470	$4	$629	$14	$4,099	$18
Municipal securities	14,593	79	7,092	132	21,685	211
Mortgage-backed securities	52,075	513	29,485	555	81,560	1,068
Collateralized mortgage obligations	31,581	395	20,305	530	51,886	925
	$101,719	$991	$57,511	$1,231	$159,230	$2,222

The number of investment positions in an unrealized loss position totaled 142 and 118 at March 31, 2018 and December 31, 2017, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) management does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2018 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

	March 31, 2018
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,265	$2,271
Due from one year to five years	23,624	23,548
Due from five years to ten years	27,624	27,449
Due after ten years	22,579	22,330
	76,092	75,598
Mortgage-backed securities	94,406	91,995
Collateralized mortgage obligations	76,651	74,979
Asset-backed securities	586	592
	$247,735	$243,164

	December 31, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,328	$2,330
Due from one year to five years	29,654	29,991
Due from five years to ten years	34,480	34,474
Due after ten years	17,366	17,332
	83,828	84,127
Mortgage-backed securities	91,734	90,724
Collateralized mortgage obligations	53,559	52,643
Asset-backed securities	616	623
	$229,737	$228,117

Proceeds from sales of investment securities available for sale and gross gains and losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$30,149	$—
Gross realized gains	323	—
Gross realized losses	315	—

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of March 31, 2018 and December 31, 2017.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2018	December 31, 2017
Real estate:
Construction and land	$301,023	$277,825
Farmland	9,366	9,385
1 - 4 family residential	246,806	236,542
Multi-family residential	122,482	106,275
Commercial Real Estate	955,541	909,292
Commercial	672,820	684,551
Consumer	8,051	9,648
	2,316,089	2,233,518
Deferred loan fees	(24)	(28)
Allowance for loan losses	(13,401)	(12,808)
	$2,302,664	$2,220,682
Included in the net loan portfolio as of March 31, 2018 and December 31, 2017 is an accretable discount related to purchased performing and purchased credit impaired (“PCI”) loans acquired within a business combination in the approximate amounts of $14,571 and $12,135, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2018 and December 31, 2017 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $1,771 and $1,189, respectively.
The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of March 31, 2018 and December 31, 2017.
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

Non-accrual loans aggregated by class of loans, as of March 31, 2018 and December 31, 2017, are as follows:

	Non-Accrual Loans(1)
	March 31, 2018	December 31, 2017
Real estate:
Construction and land	$2,769	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	59	61
Commercial	605	398
Consumer	5	6
	$3,438	$465
(1) Excludes PCI loans. PCI loans are generally reported as accrual loans unless significant concerns exist related to the predictability of the timing and amount of future cash flows.
During the three months ended March 31, 2018 and 2017, interest income not recognized on non-accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current (1)	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$2,769	$2,769	$298,254	$301,023	$—
Farmland	—	—	—	—	9,366	9,366	—
1 - 4 family residential	23	37	—	60	246,746	246,806	—
Multi-family residential	—	—	—	—	122,482	122,482	—
Commercial Real Estate	874	—	—	874	954,667	955,541	—
Commercial	982	49	451	1,482	671,338	672,820	374
Consumer	47	48	—	95	7,956	8,051	—
	$1,926	$134	$3,220	$5,280	$2,310,809	$2,316,089	$374
(1) Includes all PCI loans.
(2) Loans 90 days past due and still accruing excludes $2,000 of PCI loans as of March 31, 2018. No PCI loans were considered non-performing loans as of March 31, 2018.

	December 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current(1)(3)	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$320	$—	$—	$320	$277,505	$277,825	$—
Farmland	104	—	—	104	9,281	9,385	—
1 - 4 family residential	1,274	139	—	1,413	235,129	236,542	—
Multi-family residential	—	—	—	—	106,275	106,275	—
Commercial Real Estate	1,830	—	—	1,830	907,462	909,292	—
Commercial	1,849	389	389	2,627	681,924	684,551	—
Consumer	39	51	18	108	9,540	9,648	18
	$5,416	$579	$407	$6,402	$2,227,116	$2,233,518	$18
(1) Includes all PCI loans.
(2) Loans 90 days past due and still accruing excludes $3,300 of PCI loans as of December 31, 2017. No PCI loans were considered non-performing loans as of December 31, 2017.
(3) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the total current column.

Loans past due 90 days and still accruing increased from $18 as of December 31, 2017 to $374 as of March 31, 2018. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
Impaired loans, including PCI loans that have experienced further deterioration in credit quality subsequent to the acquisitions and TDRs, at March 31, 2018 and December 31, 2017, are summarized in the following tables.

	March 31, 2018 (1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,769	$2,769	$—	$2,769	$—	$2,769
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	161
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	429	429	—	429	—	434
Commercial	605	346	259	605	66	638
Consumer	74	74	—	74	—	78
Total	$4,038	$3,779	$259	$4,038	$66	$4,080
(1) Excludes PCI loans that have not experienced further deterioration in credit quality subsequent to the acquisition date.

	December 31, 2017(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	163
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	434	434	—	434	—	445
Commercial	398	282	116	398	12	499
Consumer	75	75	—	75	—	87
Total	$1,068	$952	$116	$1,068	$12	$1,194
(1) Excludes PCI loans that have not experienced further deterioration in credit quality subsequent to the acquisition date.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
During the three months ended March 31, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $613 and $618 as of March 31, 2018 and December 31, 2017, respectively.
There were no new TDRs during the three months ended March 31, 2018 and 2017.

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three months ended March 31, 2018 and 2017. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three months ended March 31, 2018 and 2017 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2018 or December 31, 2017.
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
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$297,572	$682	$2,769	$—	$—	$301,023
Farmland	9,328	—	—	—	38	9,366
1 - 4 family residential	246,103	410	197	—	96	246,806
Multi-family residential	122,482	—	—	—	—	122,482
Commercial Real Estate	929,170	8,608	762	—	17,001	955,541
Commercial	629,792	17,039	1,174	—	24,815	672,820
Consumer	7,952	—	99	—	—	8,051
Total	$2,242,399	$26,739	$5,001	$—	$41,950	$2,316,089

	December 31, 2017(1)
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518
(1) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the pass column. There were no reclassifications between internal rating buckets.

An analysis of the allowance for loan losses for the three months ended March 31, 2018 and 2017 and year ended December 31, 2017 is as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017
Balance at beginning of period	$12,808	$8,524	$8,524
Provision charged to earnings	678	5,114	890
Charge-offs	(94)	(839)	(603)
Recoveries	9	9	5
Net charge-offs	(85)	(830)	(598)
Balance at end of period	$13,401	$12,808	$8,816
The allowance for loan losses as a percentage of total loans was 0.58%, 0.57% and 0.86% as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	For the Three Months Ended March 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	111	117	552	(102)	—	678
Charge-offs	—	—	—	(94)	—	(94)
Recoveries	—	—	—	9	—	9
Net charge-offs (recoveries)	—	—	—	(85)	—	(85)
Balance at end of period	$1,426	$1,590	$4,962	$5,401	$22	$13,401
Period-end amount allocated to:
Specific reserves:	—	—	—	66	—	66
General reserves	1,426	1,590	4,962	5,335	22	13,335
Total	$1,426	$1,590	$4,962	$5,401	$22	$13,401

	For the Year Ended December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs (recoveries)	—	(11)	—	(819)	—	(830)
Balance at end of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Period-end amount allocated to:
Specific reserves:	—	—	—	12	—	12
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

	For the Three Months Ended March 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(114)	38	28	939	(1)	890
Charge-offs	—	—	—	(603)	—	(603)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	—	—	(598)	—	(598)
Balance at end of period	$1,301	$1,154	$3,031	$3,296	$34	$8,816
Period-end amount allocated to:
Specific reserves:	—	—	—	133	3	136
General reserves	1,301	1,154	3,031	3,163	31	8,680
Total	$1,301	$1,154	$3,031	$3,296	$34	$8,816
The Company’s recorded investment in loans as of March 31, 2018 and December 31, 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,769	$161	$429	$605	$74	$4,038
Loans collectively evaluated for impairment	307,582	369,031	938,111	647,400	7,977	2,270,101
PCI loans	38	96	17,001	24,815	—	41,950
Total	$310,389	$369,288	$955,541	$672,820	$8,051	$2,316,089

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$161	$434	$398	$75	$1,068
Loans collectively evaluated for impairment	287,161	342,557	891,541	654,006	9,573	2,184,838
PCI loans	49	99	17,317	30,147	—	47,612
Total	$287,210	$342,817	$909,292	$684,551	$9,648	$2,233,518
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at March 31, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2018	December 31, 2017
Carrying amount	$41,950	$47,612
Outstanding balance	54,690	63,940

Changes in the accretable yield for PCI loans for the three months ended March 31, 2018 are included in table below. There was no accretable yield balance for PCI loans for the three months ended March 31, 2017.

Three Months Ended March 31, 2018
Balance at beginning of period	$2,723
Purchase accounting adjustments	1,414
Reclassifications from nonaccretable	5,870
Accretion	(1,868)
Balance at end of period	$8,139
Servicing Assets
The Company was servicing loans of approximately $74,946 and $38,671 as of March 31, 2018 and 2017, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$1,215	$601
Increase from loan sales	92	137
Amortization charged to income	(102)	(56)
Balance at end of period	$1,205	$682
The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2018, December 31, 2017, and March 31, 2017. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2018 and 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2018 and December 31, 2017.
5. Income Taxes
The Company’s estimated annual effective tax rate, before the net impact of discrete items, was approximately 20.5% and 34.2% for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate, after including the net impact of discrete tax items, was approximately 25.3% and 30.4%, respectively, for the three months ended March 31, 2018 and 2017. The decrease in the effective tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018. Authoritative guidance and interpretation by regulatory bodies is ongoing and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated. The Company’s provision for the three months ended March 31, 2018 was primarily impacted by the re-measurement of the Company’s deferred taxes of $820 related to changes made to recorded provisional estimates for the Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares, Inc. (“Liberty”) acquisitions that were updated based on information obtained during the three months ended March 31, 2018. The tax re-measurement impact was partially offset by the recognition of excess tax benefits on share-based payment awards.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Included in the accompanying condensed consolidated balance sheet as of March 31, 2018 is a current tax receivable of approximately $4,048 and a net deferred tax asset of approximately $6,681 in other assets. Included in the accompanying condensed consolidated balance sheets as of December 31, 2017 is a current tax receivable of $7,085 and a net deferred tax asset of $4,937 in other assets. The Company also has a deferred tax liability of $327 classified as branch liabilities held for sale in the accompanying condensed consolidated sheets as of December 31, 2017. See Note 14 - Branch Assets and Liabilities Held for Sale for additional information.

6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Lessee: Cease-Use Liability

As part of the Sovereign acquisition and the Company’s evaluation of its acquired facilities owned or leased for ongoing economic benefit, a decision was made to cease using two acquired leases in the fourth quarter of 2017 for leases that expire between 2026 and 2029. In accordance with accounting for exit and disposal activities, the Company recognized a liability in 2017 for lease exit costs incurred when it no longer derived economic benefits from the related leases. In January 2018, the Company entered into an assignment agreement to assign one of our branch leases to a third party for one of the two leases that the Company ceased using during 2017. As a result of the lease assignment, the Company reversed $669 of the cease-use liability during the three months ended March 31, 2018.

A cease-use liability of $703 and $1,407 is included in accrued interest payable and other liabilities in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The below table is a roll-forward of the cease-use liability from December 31, 2017 to March 31, 2018.

Cease-Use Liability
Balance as of December 31, 2017	$1,407
Payments	(35)
Reversal upon lease assignment	(669)
Balance as of March 31, 2018	$703
Qualified Affordable Housing Investment
On July 26, 2017, the Company began investing in a qualified housing project. As of March 31, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $1,938 and $1,982, respectively. This balance is reflected in non-marketable equity securities on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1,652 and $1,765 as of March 31, 2018 and December 31, 2017, respectively. The Company expects to fulfill this commitment during the year ending 2031.
7. Fair Value Disclosures
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2018
Investment securities available for sale	$—	$243,164	$—	$243,164
As of December 31, 2017
Investment securities available for sale	$—	$228,117	$—	$228,117
There were no liabilities measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2018 and 2017.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2018
Assets:
Impaired loans	$—	$—	$259	$259
Other real estate owned	$—	$—	$10	$10
As of December 31, 2017
Assets:
Impaired loans	$—	$—	$116	$116
Other real estate owned	$—	$—	$449	$449
At March 31, 2018, impaired loans had a carrying value of $259, with $66 specific allowance for loan loss allocated. At December 31, 2017, impaired loans had a carrying value of $116, with $12 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2018 or December 31, 2017.
For Level 3 financial assets measured at fair value as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2018
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$259	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$10	Collateral Method	Adjustments for selling costs	8%

December 31, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$116	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$449	Collateral Method	Adjustments for selling costs	8%
Fair Value of Financial Instruments
Please refer to Note 16 of the Company’s 2017 Annual Report on Form 10-K for our methods of determining the fair value of financial instruments presented in this note. The methods are consistent with our methodologies disclosed in the Company’s 2017 Annual Report on Form 10-K, except for the valuation of loans which was impact by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 classification.
As of March 31, 2018, branch assets held for sale is solely comprised of bank premises, furniture and equipment with its fair value determined based on a third party appraisal of similar properties. As of December 31, 2017, branch assets held for sale included loans, accrued interest, bank premises, furniture and equipment, intangible assets and the cash balances related to branches that were held for sale. The carrying amount of cash and cash equivalents, accrued interest and intangible assets approximated their fair value. The fair value of the bank premises, furniture and equipment was determined based on third party appraisals of similar properties. The fair value of the loans held for sale was estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. See Note 14 - Branch Assets and Liabilities Held for Sale for for additional information.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2018 and December 31, 2017 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2018
Financial assets:
Cash and cash equivalents	$195,194	$—	$195,194	$—
Loans held for sale	893	—	893	—
Loans, net	2,302,664	—	—	2,316,438
Accrued interest receivable	7,127	—	7,127	—
Bank-owned life insurance	21,620	—	21,620	—
Servicing asset	1,205	—	1,205	—
Non-marketable equity securities	20,806	—	20,806	—
Financial instruments, assets held for sale	1,753	—	1,753	—
Financial liabilities:
Deposits	$2,493,794	$—	$2,425,559	$—
Advances from FHLB	48,128	—	48,173	—
Accrued interest payable	471	—	471	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,988	—	4,988	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$149,044	$—	$149,044	$—
Loans held for sale	841	—	841	—
Loans, net	2,220,682	—		2,234,094
Accrued interest receivable	7,676	—	7,676	—
Bank-owned life insurance	21,476	—	21,476	—
Servicing asset	1,243	—	1,243	—
Non-marketable equity securities	13,732	—	13,732	—
Financial instruments, assets held for sale	31,828		5,515	26,313
Financial liabilities:
Deposits	$2,278,630	$—	$2,164,498	$—
Advances from FHLB	71,164	—	70,110	—
Accrued interest payable	445	—	445	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,987	—	4,987	—
Other borrowings	15,000	—	15,000	—
Financial instruments, liabilities held for sale	64,300	—	64,300	—

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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Commitments to extend credit	$625,590	$606,451
Standby and commercial letters of credit	10,147	9,299
	$635,737	$615,750
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
9. Stock and Incentive Plans
2010 Stock Option and Equity Incentive Plan
During the three months ended March 31, 2018 and 2017, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 Incentive Plan. Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $5 and $22 for the three months ended March 31, 2018 and 2017, respectively.

A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2018 and 2017, and changes during the period then ended is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	325,500	$10.15	4.56 years
Exercised	(15,000)	10.00
Outstanding at March 31, 2017	310,500	$10.16	4.34 years

Outstanding at January 1, 2018	305,000	$10.16	3.59 years
Exercised	(9,000)	10.38		156
Outstanding at March 31, 2018	296,000	$10.16	3.31 years	$5,183
Options exercisable at March 31, 2018	290,000	$10.12	3.25 years	$5,091

As of March 31, 2018, December 31, 2017 and March 31, 2017, there was approximately $7, $8 and $18, respectively, of unrecognized compensation expense related to non-performance based stock options. The unrecognized compensation expense at March 31, 2018 is expected to be recognized over the remaining weighted average requisite service period of 1.02 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of March 31, 2018 and 2017, and changes during the three months then ended is as follows:

	2010 Incentive Plan
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	27,750	$11.92
Vested	(1,000)	10.85
Outstanding at March 31, 2017	26,750	$11.96

Outstanding at January 1, 2018	24,250	$13.19
Vested into shares	(8,750)	10.85
Forfeited	(500)	10.85
Outstanding at March 31, 2018	15,000	$14.99
As of March 31, 2018, December 31, 2017 and March 31, 2017 there was $12, $15 and $71 of total unrecognized compensation expense related to nonvested restricted stock units.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of March 31, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of March 31,
	2018	2017
Non-performance based stock options exercised	255	422
Non-performance based restricted stock units vested	245	26

2014 Omnibus Plan
During the three months ended March 31, 2018, the Company awarded 34,500 non-performance restricted stock units, 40,269 performance based restricted stock units, and 112,593 non-performance based stock options under the 2014 Omnibus Plan. During the three months ended March 31, 2017, the Company awarded 22,500 non-performance based restricted stock units, and 25,522 performance based restricted stock units, and 55,440 non-performance-based stock options under the 2014 Omnibus Plan.

The non-performance options granted during the three months ended March 31, 2018 vest equally over three years from the grant date. The performance based restricted stock units granted during the three months ended March 31, 2018 include a performance criteria based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant. The non-performance restricted stock units granted during the three months ended March 31, 2018 vest equally over a three-year period from the date of grant.

For the three months ended March 31, 2018 and 2017, compensation expense for option and restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $766 and $375, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Dividend yield	0.00%	0.00%
Expected life	5.0 to 7.5 years	5.0 to 7.5 years
Expected volatility	27.87% to 37.55%	32.82% to 37.55%
Risk-free interest rate	1.06% to 2.73%	1.06% to 2.32%
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
A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of March 31, 2018 and 2017, and changes during the three months ended is as follows:

	2014 Omnibus Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	128,366	$15.32	8.69 years
Granted	55,440	26.92
Outstanding at March 31, 2017	183,806	$18.82	8.85 years

Outstanding at January 1, 2018	332,706	$22.71	8.86 years	$1,614
Granted	112,593	27.63
Exercised	(1,983)	14.95		25
Outstanding at March 31, 2018	443,316	$23.95	8.89 years	$1,629
Options exercisable at March 31, 2018	104,396	$17.21	7.56 years	$1,092
Weighted average fair value of options granted during the period		$9.38

As of March 31, 2018 and December 31, 2017 there was $2,806 and  $1,958 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. The unrecognized compensation expense at March 31, 2018 is expected to be recognized over the remaining weighted average requisite service period of 2.68 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2018 and 2017, and changes during the three months ended is as follows:

	2014 Omnibus Plan
	Non-performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	67,956	$13.79
Granted	22,500	27.84
Vested into shares	(5,350)	4.38
Outstanding at March 31, 2017	85,106	$18.09

Outstanding at January 1, 2018	150,722	$13.29
Granted	34,500	28.05
Vested into shares	(8,399)	25.13
Outstanding at March 31, 2018	176,823	$15.61

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2018 and 2017, and changes during the three months ended is as follows:

	2014 Omnibus Plan
	Performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	51,197	$8.72
Granted	25,522	24.34
Vested into shares	(19,861)	15.34
Outstanding at March 31, 2017	56,858	$13.42

Outstanding at January 1, 2018	53,594	$8.72
Granted	40,269	27.59
Vested into shares	(26,623)	18.83
Outstanding at March 31, 2018	67,240	$16.01
As of March 31, 2018, December 31, 2017 and March 31, 2017 there was $5,097, $3,592 and $2,058 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of March 31, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of March 31,
	2018	2017
Non-performance based stock options exercised	54	—
Non-performance based restricted stock units vested	745	530
Performance based restricted stock units vested	234	150
10. Significant Concentrations of Credit Risk
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
11. Capital Requirements and Restrictions on Retained Earnings
Under U.S. banking law, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017 that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2018 and December 31, 2017, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2018 that management believes have changed the Company’s categorization as “well capitalized.”
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total capital (to risk-weighted assets)
Company	$351,078	13.17%	$213,259	8.0%	n/a	n/a
Bank	305,561	11.45%	213,492	8.0%	$266,866	10.0%
Tier 1 capital (to risk-weighted assets)
Company	332,690	12.48%	159,947	6.0%	n/a	n/a
Bank	292,160	10.94%	160,234	6.0%	213,645	8.0
Common equity tier 1 to risk-weighted assets
Company	320,987	12.04%	119,970	4.5%	n/a	n/a
Bank	292,160	10.94%	120,176	4.5%	173,587	6.5
Tier 1 capital (to average assets)
Company	332,690	11.84%	112,395	4.0%	n/a	n/a
Bank	292,160	10.39%	112,477	4.0%	140,597	5.0
As of December 31, 2017
Total capital (to risk-weighted assets)
Company	$342,521	13.16%	$208,219	8.0%	n/a	n/a
Bank	296,207	11.37%	208,413	8.0%	$260,516	10.0%
Tier 1 capital (to risk-weighted assets)
Company	324,726	12.48%	156,118	6.0%	n/a	n/a
Bank	283,399	10.88%	156,286	6.0%	208,382	8.0
Common equity tier 1 to risk-weighted assets
Company	313,024	12.03%	11,791	4.5%	n/a	n/a
Bank	283,399	10.88%	117,215	4.5%	169,310	6.5
Tier 1 capital (to average assets)
Company	324,726	12.92%	100,534	4.0%	n/a	n/a
Bank	283,399	11.28%	100,496	4.0%	125,620	5.0

12. Business Combinations
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
Sovereign Bancshares, Inc.
On August 1, 2017, the Company acquired Sovereign, a Texas corporation and parent company of Sovereign Bank. The Company issued 5,117,642 shares of its common stock and paid out $56,215 in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each share of Sovereign SBLF Preferred Stock, no par value, issued and outstanding immediately prior to the effective time was converted into one share of Veritex Series D Preferred Stock.
The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Sovereign exceeded the provisional value of the net assets acquired, goodwill of $111,301 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.

Fair Value
The following table presents the amounts recorded on the condensed consolidated balance sheets on the acquisition date of August 1, 2017, showing the estimated fair value as reported at December 31, 2017 and the revised final fair value at March 31, 2018.

	Initial Estimate	Adjustments	Revised Final Fair Value
Assets
Cash and cash equivalents	$44,775	$—	$44,775
Investment securities	166,307	—	166,307
Loans	752,450	(4,622)	747,828
Accrued interest receivable	3,102	—	3,102
Bank premises, furniture and equipment	17,805	474	18,279
Non-marketable equity securities	6,751	—	6,751
Other real estate owned	282	—	282
Intangible assets	8,454	749	9,203
Goodwill	109,091	2,210	111,301
Other assets	13,148	1,189	14,337
Total Assets	$1,122,165	$—	$1,122,165

Liabilities
Deposits	$809,366	$—	$809,366
Accounts payable and accrued expenses	6,284	—	6,284
Accrued interest payable and other liabilities	806	—	806
Advances from Federal Home Loan Bank	80,000	—	80,000
Junior subordinated debentures	8,609	—	8,609
Total liabilities	$905,065	$—	$905,065

Preferred stock - series D	24,500	—	24,500
Total stockholders’ equity	24,500	—	24,500

Consideration
Market value of common stock issued	$136,385	$—	$136,385
Cash paid	56,215	—	56,215
Total fair value of consideration	$192,600	$—	$192,600
Acquisition-related Expenses
For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $89 , respectively, of pre-tax merger and acquisition expenses related to the Sovereign acquisition. Acquisition expenses are included in professional fees in the condensed consolidated statements of income.
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

The following table discloses the fair value and contractual value of loans acquired from Sovereign on August 1, 2017:

	PCI loans	Other Acquired Loans	Total Acquired Loans
Real Estate	$17,708	$518,261	$535,969
Commercial	29,877	180,730	210,607
Consumer	—	1,252	1,252
Total fair value	47,585	700,243	747,828
Contractual principal balance	$67,985	$707,071	$775,056

The following table presents additional information about PCI loans acquired from Sovereign on August 1, 2017:

PCI Loans
Contractually required principal and interest	$85,125
Non-accretable difference	33,064
Cash flows expected to be collected	$52,061
Accretable difference	4,476
Fair value of PCI loans	$47,585
Intangible Assets
The following table discloses the fair value of intangible assets acquired from Sovereign on August 1, 2017:

Gross Intangible Assets
Core deposit intangibles(1)	$8,452
Servicing asset(2)	317
Intangible lease assets(3)	434
$9,203
(1) The Company estimated a useful life of 7.7 years for core deposit intangibles.
(2) The Company estimated a weighted-average useful life of 6.1 years for servicing asset which will be amortized on a straight line basis.
(3) The Company estimated a weighted-average useful life of 5.0 years for intangible lease assets which will be amortized on a straight line basis

Advances from Federal Home Loan Bank
The Company assumed from Sovereign $80,000 in advances from the Federal Home Loan Bank as of August 1, 2017 that matured in full from August 1, 2017 to December 31, 2017.
Redemption of Veritex Series D Preferred Stock
On August 8, 2017, the Company redeemed all 24,500 shares of the Veritex Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24,727. The Company assumed $185 of accrued dividends in connection with the acquisition of Sovereign on August 1, 2017 out of the $227 in dividends paid in 2017. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. The redemption terminates the Company’s participation in the Small Business Lend Fund (“SBLF”) program.

Liberty Bancshares, Inc.
On December 1, 2017, the Company acquired Liberty, a Texas corporation and parent company of Liberty Bank. The Company issued 1,449,944 shares of its common stock and paid out $25,009 in cash to Liberty in consideration for the acquisition.
The business combination was accounted for under the acquisition method of accounting. As the consideration paid for Liberty exceeded the provisional value of the net assets acquired, goodwill of $23,519 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in Tarrant County. Goodwill is not tax deductible.
Fair Value
The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for loans, goodwill, intangible assets, accrued expenses, deposits and deferred taxes have been recorded for the acquisition, as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

	Initial Estimate	Adjustments	Revised Fair Value
Assets
Cash and cash equivalents	$57,384	$—	$57,384
Investment securities	54,137	—	54,137
Loans	312,608	—	312,608
Accrued interest receivable	1,191	—	1,191
Bank premises, furniture and equipment	6,145	688	6,833
Non-marketable equity securities	2,096	—	2,096
Other real estate owned	166	—	166
Intangible assets	7,519	(1,705)	5,814
Goodwill	23,496	23	23,519
Other assets	2,509	745	3,254
Total assets	$467,251	$—	$467,002
Liabilities
Deposits	$395,851	$(303)	$395,548
Accounts payable and accrued expenses	1,287	54	1,341
Accrued interest payable and other liabilities	142	—	142
Subordinated notes(1)	4,625	—	4,625
Total liabilities	$401,905	$—	$401,656

Consideration
Market value of common stock issued	$40,337	$—	$40,337
Cash paid	25,009	—	25,009
Total fair value of consideration	$65,346	$—	$65,346
(1) The subordinated note was paid off in full on December 1, 2017, subsequent to closing.

Acquisition-related Expenses
For the three months ended March 31, 2018, the Company incurred $335 of pre-tax merger and acquisition expenses related to the Liberty acquisition. The Company incurred no acquisition expenses related to the Liberty acquisition for the three months ended March 31, 2017. Acquisition expenses are included in professional fees in the consolidated statements of income.
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
The following table discloses the preliminary fair value and contractual value of loans acquired from Liberty on December 1, 2017:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$868	$257,026	$257,894
Commercial	307	49,660	49,967
Consumer	—	4,747	4,747
Total fair value	1,175	311,433	312,608
Contractual principal balance	$1,748	$316,119	$317,867

The following table presents additional preliminary information about PCI loans acquired from Liberty on         December 1, 2017:

PCI Loans
Contractually required principal and interest	$2,316
Non-accretable difference	711
Cash flows expected to be collected	$1,605
Accretable difference	430
Fair value of PCI loans	$1,175
Intangible Assets
The acquisition also resulted in a core deposit intangible of $5,814, which will be amortized on an accelerated basis over the estimated life, currently expected to be 10.0 years.
Deferred Taxes Related to Business Combinations
Due to the provisional estimates used for the Liberty acquisition as indicated above, the Company has made a reasonable estimate related to amounts recorded for the re-measurement of deferred taxes acquired in accordance with SAB 118. These estimates may be refined in future periods as the valuation of all assets and liabilities acquired in acquisitions are finalized and recorded.

13. Intangible Assets and Goodwill
Intangible assets in the accompanying condensed consolidated balance sheets are summarized as follows:

	As of March 31, 2018
	Weighted	Gross			Net
	Amortization	Intangible	Accumulated		Intangible
	Period	Assets	Amortization		Assets
Core deposit intangibles	8.5 years	$16,051	$3,081		$12,970
Servicing asset	5.6 years	1,713	508		1,205
Intangible lease assets	3.1 years	5,281	1,084	—	4,197
		$23,045	$4,673		$18,372

	As of December 31, 2017
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	8.7 years	$17,007	$2,694	$14,313
Servicing asset	6.8 years	1,621	406	1,215
Intangible lease assets	3.3 years	5,281	368	4,913
		$23,909	$3,468	$20,441

For the three months ended March 31, 2018 and March 31, 2017, amortization expense related to intangible assets of approximately $1,205 and $157, respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the condensed consolidated statements of income.
Changes in the carrying amount of goodwill are summarized as follows for the three months ended March 31, 2018:

March 31, 2018
Beginning of period	$159,452
Effect of Sovereign acquisition	2,210
Effect of Liberty acquisition	23
End of period	$161,685
14. Branch Assets and Liabilities Held for Sale
On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB (“buyer”), resulting in a $33,557 cash settlement payment to the buyer for the three months ended March 31, 2018, which included the repayment of a $1,000 deposit liability recorded within other liabilities as of December 31, 2017, and the recognition of a $355 gain on the sale reported in other non-interest income for the three months ended March 31, 2018. The associated assets and liabilities are included in branch assets and liabilities held for sale as of December 31, 2017. The completion of this sale resulted in the Company exiting the Austin metropolitan market.
Additionally, in the fourth quarter of 2017, the Company ceased using one of its Dallas, Texas branch buildings. The Company currently expects to complete a sale of the building in the second or third quarter of 2018. The associated building and improvements are included in branch assets held for sale as of March 31, 2018 and December 31, 2017.

The following table presents the assets and liabilities held for sale as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$—	$334
Loans	—	26,313
Accrued interest receivable	—	63
Bank premises, furniture and equipment	1,753	5,118
Intangible assets	—	1,724
Total assets	$1,753	$33,552
Liabilities
Deposits	$—	$64,282
Accounts payable and accrued expenses	—	2
Deferred tax liability	—	327
Accrued interest payable and other liabilities	—	16
Total liabilities	$—	$64,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our condensed financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. Except where the content otherwise requires or when otherwise indicated, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our banking subsidiary, Veritex Community Bank.

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our recent acquisitions of Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares Inc. (“Liberty”), our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, as well as the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas.

Our business is conducted through one reportable segment, community banking, we generate the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.

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
Results of Operations for the Three Months Ended March 31, 2018 and 2017

General

Net income available to common stockholders for the three months ended March 31, 2018 was $10.4 million, an increase of $7.3 million, or 235.3%, from net income available to common stockholders of $3.1 million for the three months ended March 31, 2017.
Basic earnings per share (“EPS”) for the three months ended March 31, 2018 was $0.43, an increase of $0.23 from $0.20 for the three months ended March 31, 2017. Diluted earnings per share for the three months ended March 31, 2018 was $0.42, an increase of $0.22 from $0.20 for the three months ended March 31, 2017.

Net Interest Income

For the three months ended March 31, 2018, net interest income totaled $29.1 million and net interest margin and net interest spread were 4.46% and 4.14%, respectively. For the three months ended March 31, 2017, net interest income totaled $11.3 million and net interest margin and net interest spread were 3.21% and 2.92%, respectively. The increase in net interest income of $17.8 million was due to $20.2 million in increased interest income on loans resulting from organic growth, increased volumes in all loan categories resulting from loans acquired from Sovereign and Liberty during 2017, as well as the associated increases in the targeted Fed Funds rate which resulted in increases in yields in prime-based loans since March 31, 2017. The increase of $20.2 million in interest income on loans included $4.0 million in accretion during the first quarter of 2018 on loans acquired from Sovereign and Liberty. This increase was offset in part by a $2.6 million increase in interest-bearing deposits resulting from organic growth, deposits assumed from Sovereign and Liberty during 2017, as well as the associated increase in the targeted Fed Funds rate. Average loan balances increased $1.3 billion compared to the three months ended March 31, 2017. The increase in net interest margin and net interest spread was primarily attributable to a 149 basis point increase in the average yield on interest-earning assets. This increase was due to a change in the mix of interest-earning assets, as average loans as a percentage of total average interest-earning assets represented 85.4% for the three months ended March 31, 2018 compared to 70.8% for the three months ended March 31, 2017. Loans traditionally provide higher average yields than other interest earning assets such as investment securities and interest-bearing deposits in other banks.

For the three months ended March 31, 2018, interest expense totaled $5.0 million and the average rate paid on interest-bearing liabilities was 1.08%. For the three months ended March 31, 2017, interest expense totaled $1.8 million and the average rate paid on interest-bearing liabilities was 0.81%. The increase in interest expense of $3.2 million was due to growth in average interest bearing-liabilities of $974.9 million, or 107.8%, primarily due to the increase in interest bearing-liabilities assumed from Sovereign and Liberty and organic growth in average interest bearing deposits, advances from Federal Home Loan Bank (“FHLB”) and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2018 and 2017, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$2,261,133	$32,067	5.75%	$1,007,622	$11,883	4.78%
Securities available for sale	222,026	1,328	2.43	119,226	575	1.96
Investment in subsidiary	327	5	6.20	93	1	4.36
Interest-earning deposits in other banks	163,996	687	1.70	295,637	610	0.84
Total interest-earning assets	2,647,482	34,087	5.22	1,422,578	13,069	3.73
Allowance for loan losses	(13,133)			(8,558)
Noninterest-earning assets	355,625			103,692
Total assets	$2,989,974			$1,517,712
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,745,195	$4,293	1.00%	$858,420	$1,647	0.78%
Advances from FHLB	117,507	460	1.59	38,293	70	0.74
Other borrowings	16,926	232	5.56	8,064	99	4.98
Total interest-bearing liabilities	1,879,628	4,985	1.08	904,777	1,816	0.81
Noninterest-bearing liabilities:
Noninterest-bearing deposits	600,215			368,117
Other liabilities	17,262			3,209
Total noninterest-bearing liabilities	617,477			371,326
Stockholders’ equity	492,869			241,609
Total liabilities and stockholders’ equity	$2,989,974			$1,517,712
Net interest rate spread(2)			4.14%			2.92%
Net interest income		$29,102			$11,253
Net interest margin(3)			4.46%			3.21%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,336 and $2,094 and deferred loan fees of $24 and $48 for the three months ended March 31, 2018 and 2017, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended
	March 31, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$14,783	$5,401	$20,184
Securities available for sale	496	257	753
Investment in subsidiary	3	1	4
Interest-earning deposits in other banks	(273)	350	77
Total increase in interest income	15,009	6,009	21,018
Interest-bearing liabilities:
Interest-bearing deposits	1,701	945	2,646
Advances from FHLB	145	245	390
Other borrowings	109	24	133
Total increase in interest expense	1,955	1,214	3,169
Increase in net interest income	$13,054	$4,795	$17,849
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $678 thousand for the three months ended March 31, 2018, compared to $890 thousand for the same period in 2017, a decrease of $212 thousand, or 23.8%. The provision recorded for the three months ended March 31, 2018 was a result of continued organic loan growth. In addition, net charge-offs decreased $513 thousand for the three months ended March 31, 2018 compared to the same period in 2017.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$933	$509	$424
Gain on sales of investment securities	8	—	8
Gain on sales of loans and other assets owned	581	747	(166)
Bank-owned life insurance	189	187	2
Other	1,070	92	978
Total noninterest income	$2,781	$1,535	$1,246

Noninterest income for the three months ended March 31, 2018 increased $1.3 million, or 81.2%, to $2.8 million compared to noninterest income of $1.5 million for the same period in 2017. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $933 thousand for the three months ended March 31, 2018, an increase of $424 thousand, or 83.3%, over the same period in 2017. The increase was primarily attributable to organic growth in the number of deposit accounts and accounts assumed from the Sovereign and Liberty acquisitions.

Gain on sales of loans and other assets owned. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $581 thousand for the three months ended March 31, 2018 compared to $747 thousand for the same period of 2017. This decrease of $166 thousand was primarily due to a decrease in sales of SBA-guaranteed loans resulting in a decrease in incremental gains of $152 thousand.

Other. Other noninterest income was $1.1 million for the three months ended March 31, 2018, an increase of $978 thousand, compared to the same period of 2017. The increase was primarily due to $478 thousand of rental income resulting from the purchase of our corporate headquarters building and a $355 thousand gain on sale of assets resulting from the completion of the sale of certain assets and liabilities associated with two branch locations in the Austin market. The completion of the sale resulted in us exiting the Austin metropolitan market.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase
	March 31,
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Salaries and employee benefits	$7,930	$3,908	$4,022
Non-staff expenses:
Occupancy and equipment	3,234	1,011	2,223
Professional fees	1,802	798	1,004
Data processing and software expense	828	360	468
FDIC assessment fees	302	258	44
Marketing	461	244	217
Other assets owned expenses and write-downs	172	25	147
Amortization of intangibles	978	95	883
Telephone and communications	426	102	324
Other	1,173	649	524
Total noninterest expense	$17,306	$7,450	$9,856

Noninterest expense for the three months ended March 31, 2018 increased $9.8 million, or 132.3%, to $17.3 million compared to noninterest expense of $7.5 million for the three months ended March 31, 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $7.9 million for the three months ended March 31, 2018, an increase of $4.0 million, or 102.9%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $3.7 million resulting from higher headcount including the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions and annual merit increases given to employees compared to the three months ended March 31, 2017. Incentive costs also increased $565 thousand which included lender incentive increases of $221 thousand as a result of organic loan growth during the period and employee stock compensation increases of $358 thousand. Employee benefits and payroll taxes also increased $393 thousand and $341 thousand, respectively, compared to the same period in 2017. These increases in salaries and employee benefits were partially offset by direct origination costs, which increased $950 thousand as a result of organic growth in loans during the three months ended March 31, 2018 compared to the same period in 2017.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $3.2 million for the three months ended March 31, 2018 compared to $1.0 million for the same period in 2017. The increase of $2.2 million, or 219.9% was primarily due to a $1.5 million consent fee paid in connection with the execution of an assignment agreement entered into in January 2018 to assign one of our branch leases that we ceased using during 2017.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $1.8 million for the three months ended March 31, 2018 compared to $798 thousand for the same period in 2017, an increase of $1.0 million or 125.8%. This increase was primarily the result of increased legal fees associated with closing of the sale of two branches in Austin and the execution of an assignment agreement entered into in January 2018 to assign one of our branch leases that we ceased using during 2017.

Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $978 thousand for the three months ended March 31, 2018 compared to $95 thousand for the same period in 2017. The increase of $883 thousand was primarily due to intangible assets associated with Sovereign and Liberty acquisitions that closed on August 1, 2017 and December 1, 2017, respectively.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2018, the Company did not believe a valuation allowance was necessary.

For the three months ended March 31, 2018, income tax expense totaled $3.5 million, an increase of $2.1 million, or 160.1%, compared to $1.4 million for the same period in 2017. The increase was primarily attributable to the $9.5 million increase in net operating income from $4.4 million for the three months ended March 31, 2017 to $13.9 million for the same period in 2018. This increase was offset by a decrease in the effective tax rate was primarily due to the enactment of the Tax Act on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018. In accordance with accounting guidance, the Company made updates to provisional estimates for the deferred taxes of Sovereign and Liberty based on new information obtained during the three months ended March 31, 2018 and re-measured the updated provision estimates using the new effective tax rate under the Tax Act. The re-measurement resulted in a $820 thousand income tax expense adjustment recorded for the three months ended March 31, 2018. The Company is still analyzing certain provisional estimates for the Liberty acquisition with respect to loans, goodwill, intangible assets, accrued expenses, deposits and deferred taxes. Any changes to these provisional estimates and re-measurement of deferred taxes could potentially have an impact on our future earnings and our effective tax rate.

Financial Condition

Our total assets increased $117.7 million, or 4.0%, from $2.9 billion as of December 31, 2017 to $3.1 billion as of March 31, 2018. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2018, total loans were $2.3 billion. Excluding $26.3 million in loans that were sold in connection with the sale of two branch locations, total loans increased $82.6 million, or 3.7%, compared to $2.2 billion as of December 31, 2017. The increase was primarily due to continued organic growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market. In addition to these amounts, $893 thousand and $841 thousand in loans were classified as held for sale as of March 31, 2018 and December 31, 2017, respectively.

Total loans as a percentage of deposits were 92.9% and 98.0% as of March 31, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 75.6% and 75.8% as of March 31, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$672,820	29.0%	$684,551	30.6%
Real estate:
Construction and land	301,023	13.0%	277,825	12.4%
Farmland	9,366	0.4%	9,385	0.4%
1 - 4 family residential	246,806	10.7%	236,542	10.6%
Multi-family residential	122,482	5.3%	106,275	4.8%
Commercial Real Estate	955,541	41.3%	909,292	40.7%
Consumer	8,051	0.3%	9,648	0.5%
Total loans held for investment	$2,316,089	100%	$2,233,518	100%
Total loans held for sale	$893		$841

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of March 31,	As of December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans(1)	$3,438	$465
Accruing loans 90 or more days past due(1)	374	18
Total nonperforming loans	3,812	483
Other real estate owned:
Commercial real estate, construction, land and land development	10	449
Total other real estate owned	10	449
Total nonperforming assets	$3,822	$932
Restructured loans—non-accrual	12	15
Restructured loans—accruing	600	603
Ratio of nonperforming loans to total loans	0.16%	0.18%
Ratio of nonperforming assets to total assets	0.12%	0.17%
(1) Does not include purchased credit impaired (“PCI”) loans.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2018	2017
	(Dollars in thousands)
Real estate:
Construction and land	$2,769	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	59	61
Commercial	605	398
Consumer	5	6
Total	$3,438	$465

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$297,572	$682	$2,769	$—	$—	$301,023
Farmland	9,328	—	—	—	38	9,366
1 - 4 family residential	246,103	410	197	—	96	246,806
Multi-family residential	122,482	—	—	—	—	122,482
Commercial Real Estate	929,170	8,608	762	—	17,001	955,541
Commercial	629,792	17,039	1,174	—	24,815	672,820
Consumer	7,952	—	99	—	—	8,051
Total	$2,242,399	$26,739	$5,001	$—	$41,950	$2,316,089

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518

Allowance for loan losses
As of March 31, 2018, the allowance for loan losses totaled $13.4 million, or 0.58%, of total loans. As of December 31, 2017, the allowance for loan losses totaled $12.8 million, or 0.57%, of total loans. The increase in the allowance compared to December 31, 2017 was primarily due to loan growth. Ending balances for the purchase discount related to non-impaired acquired loans were $14.6 million and $12.1 million, as of March 31, 2018 and December 31, 2017, respectively. PCI loans are not considered nonperforming loans. PCI loans were $42.0 million and $47.6 million as of March 31, 2018 and December 31, 2017, respectively.
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$2,259,823	$1,005,528
Gross loans outstanding at end of period(1)	$2,316,089	$1,020,970
Allowance for loan losses at beginning of period	$12,808	$8,524
Provision for loan losses	678	890
Charge-offs:
Commercial	(94)	(603)
Total charge-offs	(94)	(603)
Recoveries:
Commercial	9	5
Total recoveries	9	5
Net charge-offs	(85)	(598)
Allowance for loan losses at end of period	$13,401	$8,816
Ratio of allowance to end of period loans	0.58%	0.86%
Ratio of net charge-offs to average loans	0.01%	0.07%

(1)	Excludes loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2017 to March 31, 2018. Loan balances increased from $2.2 billion as of December 31, 2017 to $2.3 billion as of March 31, 2018. Our allowance has increased consistently with the growth in our loan portfolio during the same period. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances for the three months ended March 31, 2018 and 2017.

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
The following table shows the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of		As of
	March 31, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,383	10.3%	$1,269	9.9%
Farmland	43	0.3	46	0.4
1 - 4 family residential	1,157	8.6	1,192	9.3
Multi-family residential	433	3.2	281	2.2
Commercial Real Estate	4,962	37.0	4,410	34.4
Total real estate	$7,978	59.4%	$7,198	56.2%
Commercial	5,401	40.4	5,588	43.6
Consumer	22	0.2	22	0.2
Total allowance for loan losses	$13,401	100.0%	$12,808	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2018, the carrying amount of investment securities totaled $243.2 million, an increase of $15.0 million or 6.6% compared to $228.1 million as of December 31, 2017 which is primarily due to security purchases of $55.0 million in the period ended March 31, 2018. This increase is partially offset by paydowns and maturities of $30.1 million during 2018. Securities represented 7.9% and 7.7% of total assets as of March 31, 2018 and December 31, 2017, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of March 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not (i) have the intent to sell any investment securities prior to recovery and/or maturity and, (ii) believe it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) believe that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at March 31, 2018 is temporary and no credit impairment has been realized in the Company’s condensed consolidated financial statements.
As of March 31, 2018 and December 31, 2017, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Deposits
Total deposits as of March 31, 2018 were $2.5 billion, an increase of $215.2 million, or 9.4%, compared to $2.3 billion as of December 31, 2017. The increase from December 31, 2017 was primarily due to an increase in financial institution money market accounts of $209.2 million, which includes organic growth in our correspondent money market accounts of $164.3 million. This growth was partially offset by a decrease in non-interest bearing deposits of $54.9 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2018 and December 31, 2017, total borrowing capacity of $883 thousand and $722 thousand, respectively, was available under this arrangement and $48.1 million and $71.2 million, respectively, was outstanding with a weighted average interest rate of 1.59% for the three months ended March 31, 2018 and 1.04% for the year ended December 31, 2017. The decrease in FHLB advances is due to maturities of $63.1 million offset by purchases of FHLB advances of $40.0 million during the three months ended March 31, 2018. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Funds Purchased. Federal funds purchased are unsecured overnight borrowings from other financial institutions. As December 31, 2017, the Company has $15 million in federal funds purchased carried at a rate of 2.00% which matured and was paid off on January 1, 2018. At March 31, 2018, the Company had no federal funds purchased.

Branch assets and liabilities held for sale

On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB resulting in a $355 thousand gain on sale reported in other non-interest income. The completion of this sale resulted in the Company exiting the Austin market. For further information, see Note 14 – Branch Assets and Liabilities Held for Sale in the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2018 and the year ended December 31, 2017, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $75.0 million and $55.0 million as of March 31, 2018 and December 31, 2017, respectively. There were no advances under these lines of credit outstanding as of March 31, 2018 and December 31, 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $3.0 billion for the three months ended March 31, 2018 and $2.0 billion for the year ended December 31, 2017.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	20.1%	21.5%
Interest-bearing	58.4	58.0
Advances from FHLB	3.8	2.6
Other borrowings	0.6	0.7
Other liabilities	0.6	0.3
Stockholders’ equity	16.5	16.9
Total	100.0%	100.0%
Uses of Funds:
Loans	75.1%	72.3%
Securities available for sale	7.4	8.6
Interest-bearing deposits in other banks	5.5	10.2
Other noninterest-earning assets	12.0	8.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	25.6%	27.0%
Average loans to average deposits	95.8%	90.8%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 57.0% for the three months ended March 31, 2018 compared to the year ended December 31, 2017. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2018, we had outstanding $625.6 million in commitments to extend credit and $10.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $606.5 million in commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2018, we had cash and cash equivalents of $195.2 million compared to $149.0 million as of December 31, 2017.
Analysis of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$13,269	$14,964
Net cash used in investing activities	(144,225)	(65,994)
Net cash provided by financing activities	177,106	101,974
Net change in cash and cash equivalents	$46,150	$50,944
Cash Flows Provided by Operating Activities
For the three months ended March 31, 2018, net cash provided by operating activities decreased by $1.7 million when compared to the same period in 2017. The decrease in cash from operating activities was primarily related to a $1.9 million increase in loan originations held for sale.

Cash Flows Used in Investing Activities
For the three months ended March 31, 2018, net cash used in investing activities increased by $78.2 million when compared to the same period in 2017. The increase in cash used in investing activities was primarily attributable to a $77.4 million increase in net loans originated and $33.5 million of cash used to settle the sale of two branches. This is offset by a $30.1 million increase in sales of securities sold in the normal course of business.
Cash Flows Used in Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities increased by $75.1 million when compared to the same period in 2017. The increase in cash provided by financing activities was primarily attributable to a $113.4 million increase in fundings from deposits.
As of the three months ended March 31, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $497.4 million as of March 31, 2018, compared to $488.9 million as of December 31, 2017, an increase of $8.5 million, or 1.7%. The increase from December 31, 2017 was primarily the result of $10.4 million in net income during the three months ended March 31, 2018 and was partially offset by other comprehensive loss of $2.3 million.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 11 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2018 and December 31, 2017, the we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$351,078	13.17%	$342,521	13.16%
Tier 1 capital (to risk-weighted assets)	332,690	12.48	324,726	12.48
Common equity tier 1 (to risk-weighted assets)	320,987	12.04	313,024	12.03
Tier 1 capital (to average assets)	332,690	11.84	324,726	12.92
Veritex Community Bank
Total capital (to risk-weighted assets)	$305,561	11.45%	$296,207	11.37%
Tier 1 capital (to risk-weighted assets)	292,160	10.94	283,399	10.88
Common equity tier 1 (to risk-weighted assets)	292,160	10.94	283,399	10.88
Tier 1 capital (to average assets)	292,160	10.39	283,399	11.28

Contractual Obligations
In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations, such as future cash payments associated with our contractual obligations pursuant to its FHLB advance, non-cancelable future operating leases and qualified affordable housing investment and other borrowed funds. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings”, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2017.
Off-Balance Sheet Items
In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its condensed consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheets.
The Company’s commitments to extend credit and outstanding standby letters of credit were $625.6 million and $10.1 million, respectively, as of March 31, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Impact of Inflation
Our condensed consolidated financial statements and related notes included elsewhere herein have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
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
Critical Accounting Policies
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and allowance for loan losses, business combinations, investment securities, and loans held for sale. Since December 31, 2017, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies” and in Note 1 to the Consolidated Financial Statements in our 2017 Form 10-K.
Special Cautionary Notice Regarding Forward-Looking Statements
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information contained in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	7.85%	(0.43)%	9.45%	3.61%
+ 200	5.75%	2.39%	7.07%	4.82%
+ 100	2.97%	3.08%	4.13%	4.10%
Base	(1.22)%	—%	—%	—%
−100	(5.24)%	(4.86)%	(3.77)%	(5.69)%
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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

2.2
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

VERITEX HOLDINGS, INC.
(Registrant)

Date: April 27, 2018	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)