Form 10-Q
period 2018-07-27
Veritex Holdings, Inc.
filed 2018-07-27
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

As of July 26, 2018, there were 24,182,127 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2018 and December 31, 2017
(Dollars in thousands, except par value information)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$30,130	$38,243
Interest bearing deposits in other banks	116,610	110,801
Total cash and cash equivalents	146,740	149,044
Investment securities	252,187	228,117
Loans held for sale	453	841
Loans, net of allowance for loan losses of $14,842 and $12,808, respectively	2,404,044	2,220,682
Accrued interest receivable	8,137	7,676
Bank-owned life insurance	21,767	21,476
Bank premises, furniture and equipment, net	76,348	75,251
Non-marketable equity securities	27,086	13,732
Investment in unconsolidated subsidiary	352	352
Other real estate owned	—	449
Intangible assets, net of accumulated amortization of $5,648 and $3,468, respectively	17,482	20,441
Goodwill	161,447	159,452
Other assets	15,831	14,518
Branch assets held for sale	1,753	33,552
Total assets	$3,133,627	$2,945,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$611,315	$612,830
Interest-bearing	1,879,103	1,665,800
Total deposits	2,490,418	2,278,630
Accounts payable and accrued expenses	4,130	5,098
Accrued interest payable and other liabilities	5,856	5,446
Advances from Federal Home Loan Bank	108,092	71,164
Junior subordinated debentures	11,702	11,702
Subordinated notes	4,988	4,987
Other borrowings	—	15,000
Branch liabilities held for sale	—	64,627
Total liabilities	2,625,186	2,456,654
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at June 30, 2018 and December 31, 2017; 24,181,401 and 24,109,515 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (excluding 10,000 shares held in treasury)	242	241
Additional paid-in capital	447,234	445,517
Retained earnings	65,208	44,627
Unallocated Employee Stock Ownership Plan shares; 9,771 shares at June 30, 2018 and December 31, 2017	(106)	(106)
Accumulated other comprehensive loss	(4,067)	(1,280)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	508,441	488,929
Total liabilities and stockholders’ equity	$3,133,627	$2,945,583
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$32,291	$13,024	$64,358	$24,907
Interest on investment securities	1,647	735	2,975	1,310
Interest on deposits in other banks	613	548	1,300	1,158
Interest on other	4	—	9	1
Total interest income	34,555	14,307	68,642	27,376
Interest expense:
Interest on deposit accounts	6,452	1,742	10,745	3,389
Interest on borrowings	479	189	1,171	358
Total interest expense	6,931	1,931	11,916	3,747
Net interest income	27,624	12,376	56,726	23,629
Provision for loan losses	1,504	943	2,182	1,833
Net interest income after provision for loan losses	26,120	11,433	54,544	21,796
Noninterest income:
Service charges and fees on deposit accounts	846	555	1,779	1,064
Gain on sales of investment securities	4	—	12	—
Net gain on sales of loans and other assets owned	416	807	997	1,554
Bank-owned life insurance	192	186	381	373
Other	1,134	218	2,204	310
Total noninterest income	2,592	1,766	5,373	3,301
Noninterest expense:
Salaries and employee benefits	7,902	3,642	15,832	7,550
Occupancy and equipment	2,143	1,015	5,377	2,026
Professional fees	1,703	1,188	3,505	1,986
Data processing and software expense	1,076	372	1,904	732
FDIC assessment fees	236	393	538	651
Marketing	446	225	907	469
Other assets owned expenses and write-downs	—	13	172	38
Amortization of intangibles	856	95	1,834	190
Telephone and communications	414	106	840	208
Other	1,393	733	2,566	1,382
Total noninterest expense	16,169	7,782	33,475	15,232
Net income from operations	12,543	5,417	26,442	9,865
Income tax expense	2,350	1,802	5,861	3,152
Net income	$10,193	$3,615	$20,581	$6,713
Basic earnings per share	$0.42	$0.24	$0.85	$0.44
Diluted earnings per share	$0.42	$0.23	$0.84	$0.43

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,193	$3,615	$20,581	$6,713
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period, net	(573)	1,318	(3,516)	1,622
Reclassification adjustment for net gains included in net income	4	—	12	—
Other comprehensive (loss) income before tax	(577)	1,318	(3,528)	1,622
Income tax (benefit) expense	(121)	445	(741)	549
Other comprehensive (loss) income, net of tax	(456)	873	(2,787)	1,073
Comprehensive income	$9,737	$4,488	$17,794	$7,786

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2017	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
Restricted stock units vested, net of 13,599 shares withheld to cover tax withholdings	64,485	1	(390)	—	—	—	—	(389)
Exercise of employee stock options, net of 4,391 and 1,691 of shares withheld for cashless exercise and to cover tax withholdings, respectively	7,401	—	(29)	—	—	—	—	(29)
Stock based compensation	—	—	2,136	—	—	—	—	2,136
Net income	—	—	—	20,581	—	—	—	20,581
Other comprehensive loss	—	—	—	—	(2,787)	—	—	(2,787)
Balance at June 30, 2018	24,181,401	$242	$447,234	$65,208	$(4,067)	$(106)	$(70)	$508,441

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net 7,103 shares withheld to cover tax withholdings	22,233	—	(191)	—	—	—	—	(191)
Exercise of employee stock options, net of 1,095 shares withheld to cover tax withholdings	15,449		144					144
Offering costs from sale of common stock	—	—	(16)	—	—	—	—	(16)
Stock based compensation	—	—	791	—	—	—	—	791
Net income	—	—	—	6,713	—	—	—	6,713
Other comprehensive income	—	—	—	—	1,073	—	—	1,073
Balance at June 30, 2017	15,233,010	$152	$211,901	$36,003	$(175)	$(209)	$(70)	$247,602
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2018 and 2017
(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$20,581	$6,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,719	877
Provision for loan losses	2,182	1,833
Accretion of loan purchase discount	(2,944)	(190)
Stock-based compensation expense	2,136	791
Excess tax benefit from stock compensation	(156)	(214)
Net amortization of premiums on investment securities	974	634
Change in cash surrender value of bank-owned life insurance	(291)	(292)
Net gain on sales of investment securities	(12)	—
Gain on sales of loans held for sale	(393)	(515)
Gain on sales of SBA loans	(604)	(1,047)
Net loss on sales of other real estate owned	—	8
Amortization of subordinated note discount and debt issuance costs	—	4
Net originations of loans held for sale	(19,361)	(20,336)
Write down on other real estate owned	156	—
Proceeds from sales of loans held for sale	20,142	21,941
Gain on sale of branches	(355)	—
Decrease (increase) in accrued interest receivable and other assets	1,165	(1,196)
(Decrease) increase in accounts payable, accrued expenses, accrued interest payable and other liabilities	(144)	158
Net cash provided by operating activities	26,795	9,169
Cash flows from investing activities:
Cash settlement for sale of branches	(33,557)	—
Purchases of securities available for sale	(74,405)	(40,354)
Sales of securities available for sale	30,961	—
Proceeds from maturities, calls and pay downs of investment securities	14,884	9,194
Purchases of non-marketable equity securities, net	(13,354)	(41)
Net loans originated	(193,998)	(145,758)
Proceeds from sale of SBA loans	7,952	15,792
Net additions to bank premises and equipment	(1,474)	(1,151)
Purchase of other real estate owned	—	(336)
Proceeds from sales of other real estate owned	291	497
Net cash used in investing activities	(262,700)	(162,157)
Cash flows from financing activities:
Net change in deposits	212,091	91,477
Net change in advances from Federal Home Loan Bank	36,928	(71)
Net change in other borrowings	(15,000)	—
Proceeds from exercise of employee stock options	27	150
Payments to tax authorities for stock-based compensation	(445)	(197)
Offering costs paid in connection with acquisition	—	(16)
Net cash provided by financing activities	233,601	91,343
Net decrease in cash and cash equivalents	(2,304)	(61,645)
Cash and cash equivalents at beginning of period	149,044	234,791
Cash and cash equivalents at end of period	$146,740	$173,146
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at June 30, 2018 and December 31, 2017, condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017, condensed consolidated stockholders’ equity for the six months ended June 30, 2018 and 2017 and condensed consolidated cash flows for the six months ended June 30, 2018 and 2017.

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
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (numerator)
Net income	$10,193	$3,615	$20,581	$6,713
Shares (denominator) in thousands
Weighted average shares outstanding for basic EPS	24,148	15,211	24,139	15,205
Dilutive effect of employee stock-based awards	398	426	388	428
Adjusted weighted average shares outstanding	24,546	15,637	24,527	15,633
Earnings per share:
Basic	$0.42	$0.24	$0.85	$0.44
Diluted	$0.42	$0.23	$0.84	$0.43

For the three and six months ended June 30, 2018 and 2017, there were no antidilutive shares excluded from the diluted EPS weighted average shares.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s condensed consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively using an exit price notion. See Note 7 – Fair Value Disclosures for further information regarding the valuation of these loans.
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

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,962	$3,745
Cash paid for income taxes	5,100	3,500
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$8	$—
Non-cash assets acquired(1)
Loans	$(4,050)	$—
Bank premises, furniture and equipment	1,162	—
Intangible assets	(956)	—
Goodwill	1,995	—
Other assets	1,806	—
Non-cash liabilities assumed(1)
Deposits	$303	$—
Accrued interest payable and other liabilities	(260)	—
(1) Represents adjustments to provisional estimates recorded for acquisitions of Sovereign Bancshares, Inc. and Liberty Bancshares, Inc.. Refer to Note 12. Business Combinations for further discussion.
3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive loss, and the fair value of securities are as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,365	$—	$221	$10,144
Corporate bonds	20,842	61	48	20,855
Municipal securities	43,792	37	391	43,438
Mortgage-backed securities	92,998	11	2,746	90,263
Collateralized mortgage obligations	88,781	18	1,872	86,927
Asset-backed securities	557	3	—	560
	$257,335	$130	$5,278	$252,187

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
	$229,737	$602	$2,222	$228,117
The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$9,572	$199	$572	$22	$10,144	$221
Corporate bonds	3,795	48	—	—	3,795	48
Municipal securities	24,582	220	5,395	171	29,977	391
Mortgage-backed securities	62,519	1,726	25,934	1,020	88,453	2,746
Collateralized mortgage obligations	42,031	874	23,231	998	65,262	1,872
	$142,499	$3,067	$55,132	$2,211	$197,631	$5,278

	December 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$3,470	$4	$629	$14	$4,099	$18
Municipal securities	14,593	79	7,092	132	21,685	211
Mortgage-backed securities	52,075	513	29,485	555	81,560	1,068
Collateralized mortgage obligations	31,581	395	20,305	530	51,886	925
	$101,719	$991	$57,511	$1,231	$159,230	$2,222

The number of investment positions in an unrealized loss position totaled 144 and 118 at June 30, 2018 and December 31, 2017, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) management does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) that the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at June 30, 2018 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

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

	June 30, 2018
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,135	$2,139
Due from one year to five years	33,878	33,677
Due from five years to ten years	22,924	22,753
Due after ten years	16,062	15,868
	74,999	74,437
Mortgage-backed securities	92,998	90,263
Collateralized mortgage obligations	88,781	86,927
Asset-backed securities	557	560
	$257,335	$252,187

	December 31, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,328	$2,330
Due from one year to five years	29,654	29,991
Due from five years to ten years	34,480	34,474
Due after ten years	17,366	17,332
	83,828	84,127
Mortgage-backed securities	91,734	90,724
Collateralized mortgage obligations	53,559	52,643
Asset-backed securities	616	623
	$229,737	$228,117

Proceeds from sales of investment securities available for sale and gross gains and losses for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Proceeds from sales	$30,961	$—
Gross realized gains	335	—
Gross realized losses	323	—

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of June 30, 2018 and December 31, 2017.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	June 30, 2018	December 31, 2017
Real estate:
Construction and land	$300,262	$277,825
Farmland	10,815	9,385
1 - 4 family residential	283,486	236,542
Multi-family residential	109,621	106,275
Commercial Real Estate	1,015,463	909,292
Commercial	691,718	684,551
Consumer	7,543	9,648
	2,418,908	2,233,518
Deferred loan fees	(22)	(28)
Allowance for loan losses	(14,842)	(12,808)
	$2,404,044	$2,220,682
Included in the net loan portfolio as of June 30, 2018 and December 31, 2017 is an accretable discount related to purchased performing and purchased credit impaired (“PCI”) loans acquired within a business combination in the approximate amounts of $12,033 and $12,135, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2018 and December 31, 2017 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $1,705 and $1,189, respectively.
The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of June 30, 2018 and December 31, 2017.
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

Non-accrual loans aggregated by class of loans, as of June 30, 2018 and December 31, 2017, are as follows:

	Non-Accrual Loans(1)
	June 30, 2018	December 31, 2017
Real estate:
Construction and land	$2,136	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	54	61
Commercial	2,058	398
Consumer	4	6
	$4,252	$465
(1) Excludes PCI loans. PCI loans are generally reported as accrual loans unless significant concerns exist related to the predictability of the timing and amount of future cash flows.
During the three and six months ended June 30, 2018, interest income not recognized on non-accrual loans was $7 and $33. During the three and six months ended June 30, 2017, interest income not recognized on non-accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current (1)	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$46	$356	$—	$402	$299,860	$300,262	$—
Farmland	—	—	—	—	10,815	10,815	—
1 - 4 family residential	1,571	101	—	1,672	281,814	283,486	—
Multi-family residential	—	—	—	—	109,621	109,621	—
Commercial Real Estate	1,443	—	—	1,443	1,014,020	1,015,463	—
Commercial	5,951	280	2,169	8,400	683,318	691,718	613
Consumer	122	8	—	130	7,413	7,543	—
	$9,133	$745	$2,169	$12,047	$2,406,861	$2,418,908	$613
(1) Includes all PCI loans.
(2) There were no PCI loans 90 days past due and still accruing as of June 30, 2018. No PCI loans were considered non-performing loans as of June 30, 2018.

	December 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current(1)(3)	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$320	$—	$—	$320	$277,505	$277,825	$—
Farmland	104	—	—	104	9,281	9,385	—
1 - 4 family residential	1,274	139	—	1,413	235,129	236,542	—
Multi-family residential	—	—	—	—	106,275	106,275	—
Commercial Real Estate	1,830	—	—	1,830	907,462	909,292	—
Commercial	1,849	389	389	2,627	681,924	684,551	—
Consumer	39	51	18	108	9,540	9,648	18
	$5,416	$579	$407	$6,402	$2,227,116	$2,233,518	$18
(1) Includes all PCI loans.
(2) Loans 90 days past due and still accruing excludes $3,300 of PCI loans as of December 31, 2017. No PCI loans were considered non-performing loans as of December 31, 2017.
(3) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the total current column.

Loans past due 90 days and still accruing increased from $18 as of December 31, 2017 to $613 as of June 30, 2018. These loans are also considered well-secured and in the process of collection with plans in place for the borrowers to bring the notes fully current. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
Impaired loans and TDRs, at June 30, 2018 and December 31, 2017, are summarized in the following tables.

	June 30, 2018 (1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,136	$2,136	$—	$2,136	$—	$2,298
Farmland	—	—	—	—	—	—
1 - 4 family residential	160	160	—	160	—	161
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	368	368	—	368	—	371
Commercial	2,128	2,081	258	2,339	65	2,226
Consumer	69	69	—	69	—	76
Total	$4,861	$4,814	$258	$5,072	$65	$5,132
(1) Loans reported exclude PCI loans.

	December 31, 2017(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	163
Multi-family residential	—	—	—	—	—	—
Commercial Real Estate	434	434	—	434	—	445
Commercial	398	282	116	398	12	499
Consumer	75	75	—	75	—	87
Total	$1,068	$952	$116	$1,068	$12	$1,194
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
During the six months ended June 30, 2018 and 2017, total interest income and cash-based interest income recognized on impaired loans was minimal.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $603 and $618 as of June 30, 2018 and December 31, 2017, respectively.
There were no new TDRs during the six months ended June 30, 2018 and 2017.

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the six months ended June 30, 2018 and 2017. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three and six months ended June 30, 2018 and 2017 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2018 or December 31, 2017.
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
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$297,819	$307	$2,136	$—	$—	$300,262
Farmland	10,783	—	—	—	32	10,815
1 - 4 family residential	282,767	309	318	—	92	283,486
Multi-family residential	109,621	—	—	—	—	109,621
Commercial Real Estate	985,302	10,251	2,890	—	17,020	1,015,463
Commercial	651,912	7,280	8,118	—	24,408	691,718
Consumer	7,453	—	90	—	—	7,543
Total	$2,345,657	$18,147	$13,552	$—	$41,552	$2,418,908

	December 31, 2017
	Pass(1)	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518
(1) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the pass column. There were no reclassifications between internal rating buckets.

An analysis of the allowance for loan losses for the six months ended June 30, 2018 and 2017 and year ended December 31, 2017 is as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017
Balance at beginning of period	$12,808	$8,524	$8,524
Provision charged to earnings	2,182	5,114	1,833
Charge-offs	(171)	(839)	(622)
Recoveries	23	9	5
Net charge-offs	(148)	(830)	(617)
Balance at end of period	$14,842	$12,808	$9,740
The allowance for loan losses as a percentage of total loans was 0.61%, 0.57% and 0.87% as of June 30, 2018, December 31, 2017, and June 30, 2017, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated. At June 30, 2018, the allowance for loan losses related to PCI loans totaled $333 which is included in the specific reserves amount in the table below. There were no allowance for loan losses related to PCI loans at December 31, 2017 and June 30, 2017.

	For the Six Months Ended June 30, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	275	172	1,189	525	21	2,182
Charge-offs	—	—	—	(150)	(21)	(171)
Recoveries	—	—	—	23	—	23
Net charge-offs	—	—	—	(127)	(21)	(148)
Balance at end of period	$1,590	$1,645	$5,599	$5,986	$22	$14,842
Period-end amount allocated to:
Specific reserves:	—	—	—	398	—	398
General reserves	1,590	1,645	5,599	5,588	22	14,444
Total	$1,590	$1,645	$5,599	$5,986	$22	$14,842

	For the Year Ended December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs	—	(11)	—	(819)	—	(830)
Balance at end of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Period-end amount allocated to:
Specific reserves:	—	—	—	12	—	12
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

	For the Six Months Ended June 30, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(291)	370	554	1,205	(5)	1,833
Charge-offs	—	(11)	—	(611)	—	(622)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	(11)	—	(606)	—	(617)
Balance at end of period	$1,124	$1,475	$3,557	$3,554	$30	$9,740
Period-end amount allocated to:
Specific reserves:	—	—	—	137	1	138
General reserves	1,124	1,475	3,557	3,417	29	9,602
Total	$1,124	$1,475	$3,557	$3,554	$30	$9,740
The Company’s recorded investment in loans as of June 30, 2018 and December 31, 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	June 30, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,136	$160	$368	$2,128	$69	$4,861
Loans collectively evaluated for impairment	308,909	392,855	998,075	665,182	7,474	2,372,495
PCI loans	32	92	17,020	24,408	—	41,552
Total	$311,077	$393,107	$1,015,463	$691,718	$7,543	$2,418,908

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$161	$434	$398	$75	$1,068
Loans collectively evaluated for impairment	287,161	342,557	891,541	654,006	9,573	2,184,838
PCI loans	49	99	17,317	30,147	—	47,612
Total	$287,210	$342,817	$909,292	$684,551	$9,648	$2,233,518
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at June 30, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	June 30, 2018	December 31, 2017
Carrying amount	$41,552	$47,612
Outstanding balance	53,330	63,940

Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2018 are included in table below. There was no accretable yield balance for PCI loans for the three or six months ended June 30, 2017.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance at beginning of period	$8,139	$2,723
Purchase accounting adjustments	45	1,459
Reclassifications from nonaccretable	351	6,221
Accretion	(1,200)	(3,068)
Balance at end of period	$7,335	$7,335
Servicing Assets
The Company was servicing loans of approximately $74,615 and $44,720 as of June 30, 2018 and 2017, respectively. A summary of the changes in the related servicing assets are as follows:

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$1,215	$601
Increase from loan sales	177	281
Amortization charged to income	(209)	(88)
Balance at end of period	$1,183	$794
The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2018, December 31, 2017, and June 30, 2017. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2018 and 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2018 and December 31, 2017.
5. Income Taxes
The Company’s tax provision was $5,861 and $3,152 resulting in an effective tax rate of 22.2% and 32.0%, respectively, for the six months ended June 30, 2018 and 2017. The Company’s effective tax rate, before the net impact of discrete items, was approximately 20.0% and 34.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the comparative periods was primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018. Authoritative guidance and interpretation by regulatory bodies is ongoing and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated. The Company’s provision for the six months ended June 30, 2018 was primarily impacted by discrete tax expense from the re-measurement of the Company’s deferred taxes totaling $722 as a result of changes made to recorded provisional estimates for the Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares, Inc. (“Liberty”) acquisitions that were updated based on information obtained during the six months ended June 30, 2018. The additional discrete tax provision from tax re-measurements was partially offset by a net discrete tax benefit of $156 from the recognition of excess tax benefits on share-based payment awards during the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company’s provision was impacted by a net discrete tax benefit of $255 primarily associated with the recognition of excess tax benefit on share-based payment awards.

The Company’s tax provision was $2,350 and $1,802 resulting in an effective tax rate of 18.7% and 33.3%, respectively, for the three months ended June 30, 2018 and 2017. The Company’s effective tax rate, before the net impact of discrete tax items, was approximately 19.7% and 34.8% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the comparative periods was primarily due to the enactment of the Tax Act, as discussed above. The Company’s provision for the three months ended June 30, 2018 was primarily impacted by discrete tax benefits from the re-measurement of the Company’s deferred taxes totaling $98 related to changes made to recorded provisional estimates for the Liberty acquisitions made in the second quarter of 2018. For the three months ended June 30, 2017, the Company’s provision was impacted by a net discrete tax benefit of $83 primarily associated with the recognition of excess tax benefit on share-based payment awards.
6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.
Lessee: Cease-Use Liability

As part of the Sovereign acquisition and the Company’s evaluation of its acquired facilities owned or leased for ongoing economic benefit, a decision was made to cease using two acquired leases in the fourth quarter of 2017 for leases that expire between 2026 and 2029. In accordance with accounting for exit and disposal activities, the Company recognized a liability in 2017 for lease exit costs incurred when it no longer derived economic benefits from the related leases. In January 2018, the Company entered into an assignment agreement to assign one of our branch leases to a third party for one of the two leases that the Company ceased using during 2017. As a result of the lease assignment, the Company reversed $669 of the cease-use liability during the six months ended June 30, 2018.

A cease-use liability of $695 and $1,407 is included in accrued interest payable and other liabilities in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The below table is a roll-forward of the cease-use liability from December 31, 2017 to June 30, 2018.

Cease-Use Liability
Balance at December 31, 2017	$1,407
Payments	(43)
Reversal upon lease assignment	(669)
Balance at June 30, 2018	$695
Qualified Affordable Housing Investment
Starting in 2017, the Company began investing in certain qualified housing projects. As of June 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3,719 and $1,982, respectively, which includes an additional $1,900 investment entered into during the second quarter of 2018. This balance is reflected in non-marketable equity securities on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in certain qualified housing projects totaled $3,149 and $1,765 as of June 30, 2018 and December 31, 2017, respectively. The Company expects to fulfill these commitments during the year ending 2034.

7. Fair Value Disclosures
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2018
Investment securities available for sale	$—	$252,187	$—	$252,187
As of December 31, 2017
Investment securities available for sale	$—	$228,117	$—	$228,117
There were no liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2018 and 2017.
The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2018
Assets:
Impaired loans	$—	$—	$258	$258
As of December 31, 2017
Assets:
Impaired loans	$—	$—	$116	$116
Other real estate owned	$—	$—	$449	$449
At June 30, 2018, impaired loans had a carrying value of $258, with $65 specific allowance for loan loss allocated. At December 31, 2017, impaired loans had a carrying value of $116, with $12 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2018 or December 31, 2017.
For Level 3 financial assets measured at fair value as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2018
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$258	Collateral Method	Adjustments for selling costs	8%

December 31, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$116	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$449	Collateral Method	Adjustments for selling costs	8%

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
As of June 30, 2018, branch assets held for sale is solely comprised of bank premises, furniture and equipment with its fair value determined based on a third party appraisal of similar properties. As of December 31, 2017, branch assets held for sale included loans, accrued interest, bank premises, furniture and equipment, intangible assets and the cash balances related to branches that were held for sale. The carrying amount of cash and cash equivalents, accrued interest and intangible assets approximated their fair value. The fair value of the bank premises, furniture and equipment was determined based on third party appraisals of similar properties. The fair value of the loans held for sale was estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. See Note 14 - Branch Assets and Liabilities Held for Sale for for additional information.
The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of June 30, 2018 and December 31, 2017 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2018
Financial assets:
Cash and cash equivalents	$146,740	$—	$146,740	$—
Loans held for sale	453	—	453	—
Loans, net	2,404,044	—	—	2,420,850
Accrued interest receivable	8,137	—	8,137	—
Bank-owned life insurance	21,767	—	21,767	—
Servicing asset	1,183	—	1,183	—
Non-marketable equity securities	27,086	—	27,086	—
Financial instruments, assets held for sale	1,753	—	1,753	—
Financial liabilities:
Deposits	$2,490,418	$—	$2,432,512	$—
Advances from FHLB	108,092	—	108,128	—
Accrued interest payable	900	—	900	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,988	—	4,988	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$149,044	$—	$149,044	$—
Loans held for sale	841	—	841	—
Loans, net	2,220,682	—	—	2,234,094
Accrued interest receivable	7,676	—	7,676	—
Bank-owned life insurance	21,476	—	21,476	—
Servicing asset	1,243	—	1,243	—
Non-marketable equity securities	13,732	—	13,732	—
Financial instruments, assets held for sale	31,828		5,515	26,313
Financial liabilities:
Deposits	$2,278,630	$—	$2,164,498	$—
Advances from FHLB	71,164	—	70,110	—
Accrued interest payable	445	—	445	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,987	—	4,987	—
Other borrowings	15,000	—	15,000	—
Financial instruments, liabilities held for sale	64,300	—	64,300	—

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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Commitments to extend credit	$707,679	$606,451
Standby and commercial letters of credit	6,654	9,299
	$714,333	$615,750
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
9. Stock and Incentive Plans
2010 Stock Option and Equity Incentive Plan
During the six months ended June 30, 2018 and 2017, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 Incentive Plan. Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $6 and $11 for the three and six months ended June 30, 2018 and $20 and $42 for the three and six months ended June 30, 2017, respectively.

A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2018 and 2017, and changes during the period then ended is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	325,500	$10.15	4.56 years
Exercised	(15,000)	10.00
Outstanding at June 30, 2017	310,500	$10.16	4.09 years
Options exercisable at June 30, 2017	297,000	$10.12	4.00 years

Outstanding at January 1, 2018	305,000	$10.16	3.59 years	$5,316
Exercised	(11,500)	10.48		237
Outstanding at June 30, 2018	293,500	$10.15	3.04 years	$6,139
Options exercisable at June 30, 2018	289,500	$10.13	3.00 years	$6,063

As of June 30, 2018, December 31, 2017 and June 30, 2017, there was approximately $5, $8 and $15, respectively, of unrecognized compensation expense related to non-performance based stock options. The unrecognized compensation expense at June 30, 2018 is expected to be recognized over the remaining weighted average requisite service period of 0.69 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of June 30, 2018 and 2017, and changes during the six months then ended is as follows:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	27,750	$11.92
Vested into shares	(1,000)	10.85
Forfeited	(500)	$10.85
Outstanding at June 30, 2017	26,250	$11.98

Outstanding at January 1, 2018	24,250	$13.19
Vested into shares	(23,750)	12.14
Forfeited	(500)	10.85
Outstanding at June 30, 2018	—	$—
As of June 30, 2018, December 31, 2017 and June 30, 2017 there was $8, $15 and $54 of total unrecognized compensation expense related to nonvested restricted stock units.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of June 30, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of June 30,
	2018	2017
Non-performance based stock options exercised	328	422
Non-performance based restricted stock units vested	713	26
2014 Omnibus Plan
During the six months ended June 30, 2018, the Company awarded 54,650 non-performance restricted stock units, 40,269 performance based restricted stock units, and 125,593 non-performance based stock options under the 2014 Omnibus Plan. During the six months ended June 30, 2017, the Company awarded 31,375 non-performance based restricted stock units, and 25,522 performance based restricted stock units, and 65,440 non-performance-based stock options under the 2014 Omnibus Plan.

The non-performance options granted during the six months ended June 30, 2018 vest equally over three years from the grant date. The performance based restricted stock units granted during the six months ended June 30, 2018 include a performance criteria based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant. The non-performance restricted stock units granted during the six months ended June 30, 2018 vest equally over a three-year period from the date of grant.

Compensation expense for option and restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $1,360 and $2,125 for the three and six months ended June 30, 2018 and $374 and $749 for the three and six months ended June 30, 2017, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	2018	2017
Dividend yield	0.00%	0.00%
Expected life	6.5 to 7.5 years	5.0 to 7.5 years
Expected volatility	27.87% to 30.36%	32.10% to 37.55%
Risk-free interest rate	2.30% to 2.94%	1.06% to 2.32%
The expected life is based on the amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of June 30, 2018 and 2017, and changes during the six months ended is as follows:

	2014 Omnibus Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	128,366	$15.32	8.69 years
Granted	65,440	26.89
Forfeited	(3,465)	21.24
Exercised	(1,544)	15.00
Outstanding at June 30, 2017	188,797	$19.22	8.63 years
Options exercisable at June 30, 2017	51,204	$14.96	7.93 years

Outstanding at January 1, 2018	332,706	$22.71	8.86 years	$1,614
Granted	125,593	27.95
Exercised	(1,983)	14.95		32
Outstanding at June 30, 2018	456,316	$24.14	8.68 years	$3,142
Options exercisable at June 30, 2018	106,729	$17.41	7.35 years	$1,457
Weighted average fair value of options granted during the period		$9.66

As of June 30, 2018, December 31, 2017, and June 30, 2017 there was $2,655, $1,958, and $881 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. The unrecognized compensation expense at June 30, 2018 is expected to be recognized over the remaining weighted average requisite service period of 2.51 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of June 30, 2018 and 2017, and changes during the six months ended is as follows:

	2014 Omnibus Plan
	Non-performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	67,956	$13.79
Granted	31,375	27.49
Vested into shares	(8,475)	25.42
Forfeited	(2,250)	27.93
Options exercisable at June 30, 2017	88,606	$17.17

Outstanding at January 1, 2018	150,722	$13.29
Granted	54,650	29.29
Vested into shares	(27,711)	27.99
Forfeited	(3,501)	28.35
Outstanding at June 30, 2018	174,160	$15.67

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of June 30, 2018 and 2017, and changes during the six months ended is as follows:

	2014 Omnibus Plan
	Performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	51,197	$8.72
Granted	25,522	24.34
Vested into shares	(19,861)	15.34
Forfeited	(2,014)	15.68
Options exercisable at June 30, 2017	54,844	$13.33

Outstanding at January 1, 2018	53,594	$8.72
Granted	40,269	27.59
Vested into shares	(26,623)	18.83
Outstanding at June 30, 2018	67,240	$16.01
As of June 30, 2018, December 31, 2017 and June 30, 2017 there was $4,577, $3,592 and $1,923 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of June 30, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of June 30,
	2018	2017
Non-performance based stock options exercised	54	41
Non-performance based restricted stock units vested	745	233
Performance based restricted stock units vested	810	530
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
11. Capital Requirements and Restrictions on Retained Earnings
The Company, on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of June 30, 2018 and December 31, 2017, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since June 30, 2018 that management believes have changed the Company’s categorization as “well capitalized.”
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total capital (to risk-weighted assets)
Company	$368,196	13.31%	$221,305	8.0%	n/a	n/a
Bank	323,627	11.70%	221,283	8.0%	$276,604	10.0%
Tier 1 capital (to risk-weighted assets)
Company	348,365	12.60%	165,888	6.0%	n/a	n/a
Bank	308,785	11.16%	166,013	6.0%	221,351	8.0
Common equity tier 1 to risk-weighted assets
Company	336,664	12.17%	124,485	4.5%	n/a	n/a
Bank	308,785	11.16%	124,510	4.5%	179,848	6.5
Tier 1 capital (to average assets)
Company	348,365	12.08%	115,353	4.0%	n/a	n/a
Bank	308,785	10.70%	115,434	4.0%	144,292	5.0
As of December 31, 2017
Total capital (to risk-weighted assets)
Company	$342,521	13.16%	$208,219	8.0%	n/a	n/a
Bank	296,207	11.37%	208,413	8.0%	$260,516	10.0%
Tier 1 capital (to risk-weighted assets)
Company	324,726	12.48%	156,118	6.0%	n/a	n/a
Bank	283,399	10.88%	156,286	6.0%	208,382	8.0
Common equity tier 1 to risk-weighted assets
Company	313,024	12.03%	11,791	4.5%	n/a	n/a
Bank	283,399	10.88%	117,215	4.5%	169,310	6.5
Tier 1 capital (to average assets)
Company	324,726	12.92%	100,534	4.0%	n/a	n/a
Bank	283,399	11.28%	100,496	4.0%	125,620	5.0

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

Fair Value
The following table presents the amounts recorded on the condensed consolidated balance sheets on the acquisition date of August 1, 2017, showing the estimated fair value as reported at December 31, 2017, the measurement period adjustments and the fair value determined to be final as of March 31, 2018.

	Estimate at December 31, 2017	Measurement Period Adjustments	Final Fair Value
Assets
Cash and cash equivalents	$44,775	$—	$44,775
Investment securities	166,307	—	166,307
Loans	752,450	(4,622)	747,828
Accrued interest receivable	3,102	—	3,102
Bank premises, furniture and equipment	17,805	474	18,279
Non-marketable equity securities	6,751	—	6,751
Other real estate owned	282	—	282
Intangible assets	8,454	749	9,203
Goodwill	109,091	2,210	111,301
Other assets	13,148	1,189	14,337
Total Assets	$1,122,165	$—	$1,122,165

Liabilities
Deposits	$809,366	$—	$809,366
Accounts payable and accrued expenses	6,284	—	6,284
Accrued interest payable and other liabilities	806	—	806
Advances from Federal Home Loan Bank	80,000	—	80,000
Junior subordinated debentures	8,609	—	8,609
Total liabilities	$905,065	$—	$905,065

Preferred stock - series D	24,500	—	24,500
Total stockholders’ equity	24,500	—	24,500

Consideration
Market value of common stock issued	$136,385	$—	$136,385
Cash paid	56,215	—	56,215
Total fair value of consideration	$192,600	$—	$192,600
Acquisition-related Expenses
For the three and six months ended June 30, 2018, the Company incurred no pre-tax merger and acquisition expenses related to the Sovereign acquisition. For the same periods in 2017, the company incurred $41 and $130, respectively, of pre-tax merger and acquisition expenses related to the Sovereign acquisition. Acquisition expenses are included in professional fees in the condensed consolidated statements of income.
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
The business combination was accounted for under the acquisition method of accounting. As the consideration paid for Liberty exceeded the provisional value of the net assets acquired, goodwill of $23,281 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in Tarrant County. Goodwill is not tax deductible.
Fair Value
The following table presents the amounts recorded on the condensed consolidated balance sheets on the acquisition date of December 1, 2017, showing the estimated fair value as reported at December 31, 2017, the measurement period adjustments and the revised final fair value.

	Estimate at December 31, 2017	Measurement Period Adjustments	Final Fair Value
Assets
Cash and cash equivalents	$57,384	$—	$57,384
Investment securities	54,137	—	54,137
Loans	312,608	572	313,180
Accrued interest receivable	1,191	—	1,191
Bank premises, furniture and equipment	6,145	688	6,833
Non-marketable equity securities	2,096	—	2,096
Other real estate owned	166	—	166
Intangible assets	7,519	(1,705)	5,814
Goodwill	23,496	(215)	23,281
Other assets	2,509	617	3,126
Total assets	$467,251	$(43)	$467,208
Liabilities
Deposits	$395,851	$(303)	$395,548
Accounts payable and accrued expenses	1,287	260	1,547
Accrued interest payable and other liabilities	142	—	142
Subordinated notes(1)	4,625	—	4,625
Total liabilities	$401,905	$(43)	$401,862

Consideration
Market value of common stock issued	$40,337	$—	$40,337
Cash paid	25,009	—	25,009
Total fair value of consideration	$65,346	$—	$65,346
(1) The subordinated note was paid off in full on December 1, 2017, subsequent to closing.

Acquisition-related Expenses
For the three and six months ended June 30, 2018, the Company incurred $0 and $335 of pre-tax merger and acquisition expenses related to the Liberty acquisition. The Company incurred no acquisition expenses related to the Liberty acquisition for the three and six months ended June 30, 2017. Acquisition expenses are included in professional fees in the consolidated statements of income.

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
The following table discloses the fair value and contractual value of loans acquired from Liberty on December 1, 2017:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$868	$257,578	$258,446
Commercial	307	49,695	50,002
Consumer	—	4,732	4,732
Total fair value	1,175	312,005	313,180
Contractual principal balance	$1,748	$316,119	$317,867

The following table presents additional information about PCI loans acquired from Liberty on December 1, 2017:

PCI Loans
Contractually required principal and interest	$2,316
Non-accretable difference	711
Cash flows expected to be collected	$1,605
Accretable difference	430
Fair value of PCI loans	$1,175
Intangible Assets
The acquisition also resulted in a core deposit intangible of $5,814, which will be amortized on an accelerated basis over the estimated life of 10.0 years.
13. Intangible Assets and Goodwill
Intangible assets in the accompanying condensed consolidated balance sheets are summarized as follows:

	As of June 30, 2018
	Weighted	Gross			Net
	Amortization	Intangible	Accumulated		Intangible
	Period	Assets	Amortization		Assets
Core deposit intangibles	8.3 years	$16,051	$3,513		$12,538
Servicing asset	6.8 years	1,798	615		1,183
Intangible lease assets	2.9 years	5,281	1,520	—	3,761
		$23,130	$5,648		$17,482

	As of December 31, 2017
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	8.7 years	$17,007	$2,694	$14,313
Servicing asset	6.8 years	1,621	406	1,215
Intangible lease assets	3.3 years	5,281	368	4,913
		$23,909	$3,468	$20,441

For the six months ended June 30, 2018 and June 30, 2017, amortization expense related to intangible assets of approximately $2,180 and $190, respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the condensed consolidated statements of income.
Changes in the carrying amount of goodwill are summarized as follows for the six months ended June 30, 2018:

June 30, 2018
Beginning of period	$159,452
Effect of Sovereign acquisition	2,210
Effect of Liberty acquisition	(215)
End of period	$161,447
14. Branch Assets and Liabilities Held for Sale
On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB (the “buyer”), resulting in a $33,557 cash settlement payment to the buyer during the three months ended March 31, 2018, which included the repayment of a $1,000 deposit liability recorded within other liabilities as of December 31, 2017, and the recognition of a $355 gain on the sale reported in other non-interest income for the six months ended June 30, 2018. The associated assets and liabilities are included in branch assets and liabilities held for sale as of December 31, 2017. The completion of this sale resulted in the Company exiting the Austin metropolitan market.
In the fourth quarter of 2017, the Company ceased using one of its Dallas, Texas branch buildings. The Company currently expects to complete a sale of the building in the third quarter of 2018. The associated building and improvements are included in branch assets held for sale as of June 30, 2018 and December 31, 2017.

The following table presents the assets and liabilities held for sale as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$—	$334
Loans	—	26,313
Accrued interest receivable	—	63
Bank premises, furniture and equipment	1,753	5,118
Intangible assets	—	1,724
Total assets	$1,753	$33,552
Liabilities
Deposits	$—	$64,282
Accounts payable and accrued expenses	—	2
Deferred tax liability	—	327
Accrued interest payable and other liabilities	—	16
Total liabilities	$—	$64,627

15. Subsequent Events
On July 23, 2018, the Company entered into a definitive agreement with Green Bancorp, Inc. (“Green”), the parent holding company for Green Bank, N.A. (“Green Bank”), in an all-stock merger valued at approximately $1,000,000. The agreement provides for the merger of Green and Green Bank with and into Veritex and Veritex Community Bank, respectively. Each share of Green common stock will be converted into the right to receive 0.79 shares of Veritex common stock upon closing. The closing of this transaction is subject to approval by the Company’s and Green’s shareholders, regulatory approvals and other customary closing conditions and is expected to occur in the first quarter of 2019.
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
On July 23, 2018, the Company entered into a definitive agreement with Green Bancorp, Inc. (“Green”), the parent holding company for Green Bank, N.A. (“Green Bank”), in an all-stock merger valued at approximately $1 billion. The agreement provides for the merger of Green and Green Bank with and into Veritex and Veritex Community Bank, respectively. Each share of Green common stock will be converted into the right to receive 0.79 shares of Veritex common stock upon closing. The closing of this transaction is subject to approval by the Company’s and Green’s shareholders, regulatory approvals and other customary closing conditions and is expected to occur in the first quarter of 2019.
Results of Operations for the Six Months Ended June 30, 2018 and 2017

General

Net income available to common stockholders for the six months ended June 30, 2018 was $20.6 million, an increase of $13.9 million, or 206.6%, from net income available to common stockholders of $6.7 million for the six months ended June 30, 2017.
Basic earnings per share (“EPS”) for the six months ended June 30, 2018 was $0.85, an increase of $0.41 from $0.44 for the six months ended June 30, 2017. Diluted EPS for the six months ended June 30, 2018 was $0.84, an increase of $0.41 from $0.43 for the six months ended June 30, 2017.
Net Interest Income

For the six months ended June 30, 2018, net interest income totaled $56.7 million and net interest margin and net interest spread were 4.26% and 3.90%, respectively. For the six months ended June 30, 2017, net interest income totaled $23.6 million and net interest margin and net interest spread were 3.37% and 3.07%, respectively. The increase in net interest income of $33.1 million was due to $39.5 million in increased interest income on loans resulting from organic loan growth, increased volumes in all loan categories resulting from loans acquired from the acquisitions of Sovereign and Liberty during 2017, as well as the associated increases in the targeted Fed Funds rate which resulted in increases in yields in prime-based loans since June 30, 2017. The increase of $39.5 million in interest income on loans included $5.7 million in accretion during the six months ended June 30, 2018 on loans acquired from Sovereign and Liberty. This increase was offset in part by a $7.3 million increase in interest-bearing deposits expense resulting from organic deposit growth, deposits assumed from the acquisitions of Sovereign and Liberty during 2017, as well as the associated increase in the targeted Fed Funds rate. Average loan balances increased $1.3 billion compared to the six months ended June 30, 2017. The increase in net interest margin and net interest spread was primarily attributable to a 126 basis point increase in the average yield on interest-earning assets. This increase was due to a change in the mix of interest-earning assets, as average loans as a percentage of total average interest-earning assets represented 85.6% for the six months ended June 30, 2018 compared to 73.5% for the six months ended June 30, 2017. Loans traditionally provide higher average yields than other interest earning assets such as investment securities and interest-bearing deposits in other banks.

For the six months ended June 30, 2018, interest expense totaled $11.9 million and the average rate paid on interest-bearing liabilities was 1.26%. For the six months ended June 30, 2017, interest expense totaled $3.7 million and the average rate paid on interest-bearing liabilities was 0.83%. The increase in interest expense of $8.2 million was due to growth in average interest bearing-liabilities of $999.8 million, or 109.8%, primarily due to the increase in interest bearing-liabilities assumed from the acquisitions of Sovereign and Liberty and organic growth in average interest bearing deposits, advances from Federal Home Loan Bank (“FHLB”) and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2018 and 2017, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$2,297,407	$64,358	5.65%	$1,039,202	$24,907	4.83%
Securities available for sale	235,422	2,975	2.55	127,557	1,310	2.07
Investment in subsidiary	327	9	5.55	93	1	2.17
Interest-earning deposits in other banks	150,324	1,300	1.74	247,077	1,158	0.95
Total interest-earning assets	2,683,480	68,642	5.16	1,413,929	27,376	3.90
Allowance for loan losses	(13,367)			(8,839)
Noninterest-earning assets	354,796			104,258
Total assets	$3,024,909			$1,509,348
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,805,398	$10,745	1.20%	$864,515	$3,389	0.79%
Advances from FHLB	88,475	695	1.58	38,275	159	0.84
Other borrowings	16,808	476	5.71	8,065	199	4.98
Total interest-bearing liabilities	1,910,681	11,916	1.26	910,855	3,747	0.83
Noninterest-bearing liabilities:
Noninterest-bearing deposits	603,003			351,373
Other liabilities	12,594			3,189
Total noninterest-bearing liabilities	615,597			354,562
Stockholders’ equity	498,631			243,931
Total liabilities and stockholders’ equity	$3,024,909			$1,509,348
Net interest rate spread(2)			3.90%			3.07%
Net interest income		$56,726			$23,629
Net interest margin(3)			4.26%			3.37%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,343 and $2,634 and deferred loan fees of $25 and $46 for the six months ended June 30, 2018 and 2017, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Six Months Ended
	June 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$30,156	$9,295	$39,451
Securities available for sale	1,108	557	1,665
Investment in subsidiary	3	5	8
Interest-earning deposits in other banks	(456)	598	142
Total increase in interest income	30,811	10,455	41,266
Interest-bearing liabilities:
Interest-bearing deposits	3,688	3,668	7,356
Advances from FHLB	209	327	536
Other borrowings	216	61	277
Total increase in interest expense	4,113	4,056	8,169
Increase in net interest income	$26,698	$6,399	$33,097
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $2.2 million for the six months ended June 30, 2018, compared to $1.8 million for the same period in 2017, an increase of $349 thousand, or 19.0%. The provision recorded for the six months ended June 30, 2018 was a result of continued organic loan growth as well as a recorded provision on purchased credit impaired (“PCI”) loans. In addition, net charge-offs decreased $469 thousand for the six months ended June 30, 2018 compared to the same period in 2017.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,779	$1,064	$715
Gain on sales of investment securities	12	—	12
Gain on sales of loans and other assets owned	997	1,554	(557)
Bank-owned life insurance	381	373	8
Other	2,204	310	1,894
Total noninterest income	$5,373	$3,301	$2,072

Noninterest income for the six months ended June 30, 2018 increased $2.1 million, or 62.8%, to $5.4 million compared to noninterest income of $3.3 million for the same period in 2017. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $1.8 million for the six months ended June 30, 2018, an increase of $715 thousand, or 67.2%, over the same period in 2017. The increase was primarily attributable to organic growth in the number of deposit accounts and accounts assumed from the Sovereign and Liberty acquisitions.

Gain on sales of loans and other assets owned. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $997 thousand for the six months ended June 30, 2018 compared to $1.6 million for the same period of 2017. This decrease of $557 thousand was primarily due to a decrease in sales of SBA-guaranteed loans resulting in a decrease in incremental gains of $443 thousand.

Other. Other noninterest income was $2.2 million for the six months ended June 30, 2018, an increase of $1.9 million, compared to the same period of 2017. The increase was primarily due to $930 thousand of rental income resulting from the purchase of our corporate headquarters building in December 2017, a $355 thousand gain on sale of assets resulting from the completion of the sale of certain assets and liabilities associated with two branch locations in the Austin market, and a $190 thousand increase in dividend income as a result of a bi-annual Federal Reserve Bank stock dividend attributable to additional purchases of Federal Reserve Bank stock received during the six months ended June 30, 2018.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended		Increase
	June 30,		(Decrease)
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Salaries and employee benefits	$15,832	$7,550	$8,282
Non-staff expenses:
Occupancy and equipment	5,377	2,026	3,351
Professional fees	3,505	1,986	1,519
Data processing and software expense	1,904	732	1,172
FDIC assessment fees	538	651	(113)
Marketing	907	469	438
Other assets owned expenses and write-downs	172	38	134
Amortization of intangibles	1,834	190	1,644
Telephone and communications	840	208	632
Other	2,566	1,382	1,184
Total noninterest expense	$33,475	$15,232	$18,243

Noninterest expense for the six months ended June 30, 2018 increased $18.2 million, or 119.8%, to $33.5 million compared to noninterest expense of $15.2 million for the six months ended June 30, 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $15.8 million for the six months ended June 30, 2018, an increase of $8.3 million, or 109.7%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $7.3 million resulting from a higher headcount of 327 employees as of June 30, 2018 as compared to 181 employees as of June 30, 2017. The increased headcount is primarily due to the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions. Incentive costs increased $1.6 million which included lender incentive increases of $399 thousand and employee stock compensation increases of $1.3 million. The increase in employee stock compensation included $421 thousand of share based compensation expense from awarding 50 shares to each Veritex employee, as announced in the first quarter of 2018, which were issued in the second quarter of 2018. Payroll taxes also increased $576 thousand as compared to the same period in 2017. These increases in salaries and employee benefits were partially offset by the deferral of direct origination costs which increased $2.0 million as a result of the growth in loans during the six months ended June 30, 2018 compared to the same period in 2017.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $5.4 million for the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The increase of $3.4 million, or 165.4% was primarily due to a $1.5 million consent fee paid in connection with the execution of an assignment agreement in the first quarter of 2018 to assign one of our branch leases that we ceased using during 2017. The increase was also related to amortization of our lease intangible of $640 thousand, depreciation expense of $565 thousand, and property taxes of $428 thousand recognized in the second quarter with the purchase of our corporate headquarters in December 2017.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $3.5 million for the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017, an increase of $1.5 million or 76.5%. This increase was primarily the result of increased legal fees associated with closing of the sale of two branches in Austin and the execution of an assignment agreement entered into in January 2018 to assign one of our branch leases.

Data processing and software expenses. Data processing expenses were $1.9 million for the six months ended June 30, 2018, an increase of $1.2 million, or 160.1%, compared to the same period in 2017. The increase was attributable to core processing expense incurred due to the increase in account transaction volumes and the expense associated with converting Liberty’s operating systems into the Veritex information technology infrastructure during the six months ended June 30, 2018.

Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $1.8 million for the six months ended June 30, 2018 compared to $190 thousand for the same period in 2017. The increase of $1.6 million was primarily due to intangible assets associated with Sovereign and Liberty acquisitions that closed on August 1, 2017 and December 1, 2017, respectively, as well as the purchase of our corporate headquarters in December 2017.

 Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $1.2 million, or 85.7%, to $2.6 million for the six months ended June 30, 2018, compared to $1.4 million for the same period in 2017. The increase was primarily related to increases in insurance expenses of $184 thousand, security expenses of $150 thousand, office supplies of $130 thousand, automobile and travel expenses of $130 thousand and ATM & interchange expenses of $125 thousand primarily as a result of the Sovereign and Liberty acquisitions. Amortization of the affordable housing investment also increased $102 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2018, the Company did not believe a valuation allowance was necessary.

For the six months ended June 30, 2018, income tax expense totaled $5.9 million, an increase of $2.7 million, or 85.9%, compared to $3.2 million for the same period in 2017. The increase was primarily attributable to the $7.1 million increase in net operating income from $9.9 million for the six months ended June 30, 2017 to $26.4 million for the same period in 2018. This increase was offset by a decrease in the effective tax rate was primarily due to the enactment of the Tax Act on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018. In accordance with accounting guidance, the Company made updates to provisional estimates for the deferred taxes of Sovereign and Liberty based on new information obtained during the six months ended June 30, 2018 and re-measured the updated provision estimates using the new effective tax rate under the Tax Act. The re-measurement resulted in a $722 thousand discrete income tax expense recorded in the six months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

General

Net income available to common stockholders for the three months ended June 30, 2018 was $10.2 million, an increase of $6.6 million, or 182.0%, from net income available to common stockholders of $3.6 million for the three months ended June 30, 2017.
Basic EPS for the three months ended June 30, 2018 was $0.42, an increase of $0.18 from $0.24 for the three months ended June 30, 2017. Diluted EPS for the three months ended June 30, 2018 was $0.42, an increase of $0.19 from $0.23 for the three months ended June 30, 2017.
Net Interest Income

For the three months ended June 30, 2018, net interest income totaled $27.6 million and net interest margin and net interest spread were 4.07% and 3.67%, respectively. For the three months ended June 30, 2017, net interest income totaled $12.4 million and net interest margin and net interest spread were 3.53% and 3.24%, respectively. The increase in net interest income of $15.2 million was due to $19.3 million in increased interest income on loans resulting from continued organic loan growth, increased volumes in all loan categories resulting from loans acquired from the acquisitions of Sovereign and Liberty and a $1.9 million increase in accretion during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was offset in part by a $4.8 million increase in interest-bearing deposits resulting from organic growth, deposits assumed from the acquisitions of Sovereign and Liberty, as well as the associated increase in the targeted Fed Funds rate. Average loan balances increased $1.3 billion compared to the three months ended June 30, 2017. The increase in net interest margin and net interest spread was primarily attributable to a 102 basis point increase in the average yield on interest-earning assets. This increase was due to a change in the mix of interest-earning assets, as average loans as a percentage of total average interest-earning assets represented 85.8% for the three months ended June 30, 2018 compared to 76.2% for the three months ended June 30, 2017. Loans traditionally provide higher average yields than other interest earning assets such as investment securities and interest-bearing deposits in other banks.

For the three months ended June 30, 2018, interest expense totaled $6.9 million and the average rate paid on interest-bearing liabilities was 1.43%. For the three months ended June 30, 2017, interest expense totaled $1.9 million and the average rate paid on interest-bearing liabilities was 0.84%. The increase in interest expense of $5.0 million was due to growth in average interest bearing-liabilities of $1.0 billion, or 111.7%, primarily due to the increase in interest bearing-liabilities assumed from the acquisitions of Sovereign and Liberty and organic growth in average interest bearing deposits, advances from FHLB and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2018 and 2017, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$2,333,283	$32,291	5.55%	$1,070,436	$13,024	4.88%
Securities available for sale	248,670	1,647	2.66	135,795	735	2.17
Investment in subsidiary	327	4	4.91	93	—	—
Interest-earning deposits in other banks	136,803	613	1.80	199,050	548	1.10
Total interest-earning assets	2,719,083	34,555	5.10	1,405,374	14,307	4.08
Allowance for loan losses	(13,600)			(9,117)
Noninterest-earning assets	353,973			104,819
Total assets	$3,059,456			$1,501,076
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,864,940	$6,452	1.39%	$870,542	$1,742	0.80%
Advances from FHLB	59,762	234	1.57	38,258	89	0.93
Other borrowings	16,690	245	5.89	8,067	100	4.97
Total interest-bearing liabilities	1,941,392	6,931	1.43	916,867	1,931	0.84
Noninterest-bearing liabilities:
Noninterest-bearing deposits	605,760			334,813
Other liabilities	7,976			3,156
Total noninterest-bearing liabilities	613,736			337,969
Stockholders’ equity	504,328			246,240
Total liabilities and stockholders’ equity	$3,059,456			$1,501,076
Net interest rate spread(2)			3.67%			3.24%
Net interest income		$27,624			$12,376
Net interest margin(3)			4.07%			3.53%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,349 and $3,169 and deferred loan fees of $24 and $42 for the three months ended June 30, 2018 and 2017, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$15,365	$3,902	$19,267
Securities available for sale	611	301	912
Investment in subsidiary	—	4	4
Interest-earning deposits in other banks	(171)	236	65
Total increase in interest income	15,805	4,443	20,248
Interest-bearing liabilities:
Interest-bearing deposits	1,990	2,720	4,710
Advances from FHLB	50	95	145
Other borrowings	107	38	145
Total increase in interest expense	2,147	2,853	5,000
Increase in net interest income	$13,658	$1,590	$15,248
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $1.5 million for the three months ended June 30, 2018, compared to $943 thousand for the same period in 2017, an increase of $561 thousand, or 59.5%. The provision recorded for the three months ended June 30, 2018 was a result of continued organic loan growth as well as a recorded provision on PCI loans. In addition, net charge-offs increased $44 thousand for the three months ended June 30, 2018 compared to the same period in 2017.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$846	$555	$291
Gain on sales of investment securities	4	—	4
Gain on sales of loans and other assets owned	416	807	(391)
Bank-owned life insurance	192	186	6
Other	1,134	218	916
Total noninterest income	$2,592	$1,766	$826

Noninterest income for the three months ended June 30, 2018 increased $826 thousand, or 46.8%, to $2.6 million compared to noninterest income of $1.8 million for the same period in 2017. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $846 thousand for the three months ended June 30, 2018, an increase of $291 thousand, or 52.4%, over the same period in 2017. The increase was primarily attributable to organic growth in the number of deposit accounts and accounts assumed from the Sovereign and Liberty acquisitions.

Gain on sales of loans and other assets owned. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $416 thousand for the three months ended June 30, 2018 compared to $807 thousand for the same period of 2017. This decrease of $391 thousand was primarily due to a decrease in sales of SBA-guaranteed loans resulting in a decrease in incremental gains of $291 thousand.

Other. Other noninterest income was $1.1 million for the three months ended June 30, 2018, an increase of $916 thousand, compared to the same period of 2017. The increase was primarily due to $452 thousand of rental income resulting from the purchase of our corporate headquarters building and a $190 thousand increase in dividend income as a result of a bi-annual Federal Reserve Bank stock dividend attributable to additional purchases of Federal Reserve Bank stock received during the three months ended June 30, 2018.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Salaries and employee benefits	$7,902	$3,642	$4,260
Non-staff expenses:
Occupancy and equipment	2,143	1,015	1,128
Professional fees	1,703	1,188	515
Data processing and software expense	1,076	372	704
FDIC assessment fees	236	393	(157)
Marketing	446	225	221
Other assets owned expenses and write-downs	—	13	(13)
Amortization of intangibles	856	95	761
Telephone and communications	414	106	308
Other	1,393	733	660
Total noninterest expense	$16,169	$7,782	$8,387

Noninterest expense for the three months ended June 30, 2018 increased $8.4 million, or 107.8%, to $16.2 million compared to noninterest expense of $7.8 million for the three months ended June 30, 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $7.9 million for the three months ended June 30, 2018, an increase of $4.3 million, or 117.0%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $3.6 million resulting from a higher headcount of 327 employees as of June 30, 2018 as compared to 181 employees as of June 30, 2017. The increased headcount is primarily due to the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions. Incentive costs increased $1.1 million which included lender incentive increases of $177 thousand and employee stock compensation increases of $932 thousand. The increase in employee stock compensation included $421 thousand of share based compensation expense from awarding 50 shares to each Veritex employee, as announced in the first quarter of 2018, which were issued in the second quarter of 2018. Payroll taxes also increased $234 thousand compared to the same period in 2017. These increases in salaries and employee benefits were partially offset by direct origination costs, which increased $1.1 million as a result of organic growth in loans during the three months ended June 30, 2018 compared to the same period in 2017.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $2.1 million for the three months ended June 30, 2018 compared to $1.0 million for the same period in 2017. The increase of $1.1 million, or 111.1% was primarily due to an increase in lease payments of $228 thousand from our acquisitions of Sovereign and Liberty in the third and fourth quarters of 2017. We also incurred higher property taxes and depreciation expense of $254 thousand and $275 thousand, respectively, as a result of our purchase of our corporate headquarters in December 2017.
Data processing and software expenses. Data processing expenses were $1.1 million for the three months ended June 30, 2018, an increase of $704 thousand, or 189.2%, compared to the same period in 2017. The increase was attributable to the Company converting Liberty’s operating systems into the Veritex information technology infrastructure.
Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $856 thousand for the three months ended June 30, 2018 compared to $95 thousand for the same period in 2017. The increase of $761 thousand was primarily due to intangible assets associated with Sovereign and Liberty acquisitions that closed on August 1, 2017 and December 1, 2017, respectively which increased our expense $337 thousand, as well as our lease commission related to our purchase of our corporate headquarters which increased our expense by $439 thousand.

 Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $660 thousand, or 90.0%, to $1.4 million for the three months ended June 30, 2018, compared to $733 thousand for the same period in 2017 primarily related to increases in insurance expenses of $108 thousand, security expenses of $106 thousand, automobile and travel expense of $118 thousand, ATM & interchange expenses of $87 thousand primarily as a result of the Sovereign and Liberty acquisitions and an increase of $58 thousand in amortization expense on our affordable housing investment.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2018, the Company did not believe a valuation allowance was necessary.

For the three months ended June 30, 2018, income tax expense totaled $2.4 million , an increase of $548 thousand, or 30.4%, compared to $1.8 million for the same period in 2017. The increase was primarily attributable to the $7.1 million increase in net operating income from $5.4 million for the three months ended June 30, 2018 to $12.5 million for the same period in 2018. This increase was partially offset due to the enactment of the Tax Act on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018. In accordance with accounting guidance, the Company made updates to provisional estimates for the deferred taxes of Liberty based on new information obtained during the three months ended June 30, 2018 and re-measured the updated provision estimates using the new effective tax rate under the Tax Act. The re-measurement resulted in a $98 thousand discrete income tax benefit recorded in the three months ended June 30, 2018.

Financial Condition

Our total assets increased $188.0 million, or 6.4%, from $2.9 billion as of December 31, 2017 to $3.1 billion as of June 30, 2018. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2018, total loans were $2.4 billion. Excluding $26.3 million in loans that were sold in connection with the sale of two branch locations during the first quarter of 2018, total loans increased $211.7 million, or 19.0%, compared to $2.2 billion as of December 31, 2017. The increase was primarily due to continued organic growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market. In addition to these amounts, $453 thousand and $841 thousand in loans were classified as held for sale as of June 30, 2018 and December 31, 2017, respectively.

Total loans as a percentage of deposits were 97.1% and 98.0% as of June 30, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 77.2% and 75.8% as of June 30, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$691,718	28.6%	$684,551	30.6%
Real estate:
Construction and land	300,262	12.4%	277,825	12.4%
Farmland	10,815	0.5%	9,385	0.4%
1 - 4 family residential	283,486	11.7%	236,542	10.6%
Multi-family residential	109,621	4.5%	106,275	4.8%
Commercial Real Estate	1,015,463	42.0%	909,292	40.7%
Consumer	7,543	0.3%	9,648	0.5%
Total loans held for investment	$2,418,908	100%	$2,233,518	100%
Total loans held for sale	$453		$841

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of June 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans(1)	$4,252	$465
Accruing loans 90 or more days past due(1)	613	18
Total nonperforming loans	4,865	483
Other real estate owned:
Commercial real estate, construction, land and land development	—	449
Total other real estate owned	—	449
Total nonperforming assets	$4,865	$932
Restructured loans—non-accrual	10	15
Restructured loans—accruing	593	603
Ratio of nonperforming loans to total loans	0.20%	0.02%
Ratio of nonperforming assets to total assets	0.16%	0.03%
(1) Does not include PCI loans.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
Real estate:
Construction and land	$2,136	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial Real Estate	54	61
Commercial	2,058	398
Consumer	4	6
Total	$4,252	$465

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$297,819	$307	$2,136	$—	$—	$300,262
Farmland	10,783	—	—	—	32	10,815
1 - 4 family residential	282,767	309	318	—	92	283,486
Multi-family residential	109,621	—	—	—	—	109,621
Commercial Real Estate	985,302	10,251	2,890	—	17,020	1,015,463
Commercial	651,912	7,280	8,118	—	24,408	691,718
Consumer	7,453	—	90	—	—	7,543
Total	$2,345,657	$18,147	$13,552	$—	$41,552	$2,418,908

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518

Allowance for loan losses
As of June 30, 2018, the allowance for loan losses totaled $14.8 million, or 0.61%, of total loans. As of December 31, 2017, the allowance for loan losses totaled $12.8 million, or 0.57%, of total loans. The increase in the allowance compared to December 31, 2017 was primarily due to loan growth. Ending balances for the purchase discount related to non-impaired acquired loans were $12.0 million and $12.1 million, as of June 30, 2018 and December 31, 2017, respectively. PCI loans are not considered nonperforming loans. PCI loans were $41.6 million and $47.6 million as of June 30, 2018 and December 31, 2017, respectively.
The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$2,296,089	$1,036,614
Gross loans outstanding at end of period(1)	$2,418,909	$1,122,468
Allowance for loan losses at beginning of period	$12,808	$8,524
Provision for loan losses	2,182	1,833
Charge-offs:
Residential	—	(11)
Commercial	(150)	(611)
Consumer	(21)	—
Total charge-offs	(171)	(622)
Recoveries:
Commercial	23	5
Total recoveries	23	5
Net charge-offs	(148)	(617)
Allowance for loan losses at end of period	$14,842	$9,740
Ratio of allowance to end of period loans	0.61%	0.87%
Ratio of net charge-offs to average loans	0.01%	0.06%

(1)	Excludes loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2017 to June 30, 2018. Loan balances increased from $2.2 billion as of December 31, 2017 to $2.4 billion as of June 30, 2018. Our allowance has increased consistently with the growth in our loan portfolio during the same period. In addition, our allowance for the six months ended June 30, 2018 was impacted by a recorded provision on PCI loans. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances for the six months ended June 30, 2018 and 2017.

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

	As of		As of
	June 30, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,531	10.3%	$1,269	9.9%
Farmland	59	0.4	46	0.4
1 - 4 family residential	1,313	8.8	1,192	9.3
Multi-family residential	332	2.2	281	2.2
Commercial Real Estate	5,599	37.7	4,410	34.4
Total real estate	$8,834	59.4%	$7,198	56.2%
Commercial	5,986	40.4	5,588	43.6
Consumer	22	0.2	22	0.2
Total allowance for loan losses	$14,842	100.0%	$12,808	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2018, the carrying amount of investment securities totaled $252.2 million, an increase of $24.1 million or 10.6% compared to $228.1 million as of December 31, 2017 which is primarily due to security purchases of $74.4 million in the period ended June 30, 2018. This increase is partially offset by sales, paydowns and maturities of $45.8 million during 2018. Securities represented 8.0% and 7.7% of total assets as of June 30, 2018 and December 31, 2017, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt– A, or second lien elements in our investment portfolio. As of June 30, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not (i) have the intent to sell any investment securities prior to recovery and/or maturity and, (ii) believe it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) believe that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at June 30, 2018 is temporary and no credit impairment has been realized in the Company’s condensed consolidated financial statements.
As of June 30, 2018 and December 31, 2017, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate adjusted cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Deposits
Total deposits as of June 30, 2018 were $2.5 billion, an increase of $211.8 million, or 9.3%, compared to $2.3 billion as of December 31, 2017. The increase from December 31, 2017 was primarily due to an increase in financial institution money market accounts of $116.4 million, which includes organic growth in our correspondent money market accounts of $188.6 million offset by a reduction in traditional money market accounts of $72.2 million as well as an increase in wholesale deposits of $138.3 million. This growth was partially offset by a decrease in non-interest bearing deposits of $40.9 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2018 and December 31, 2017, total borrowing capacity of $873.5 million and $721.6 million, respectively, was available under this arrangement and $108.1 million and $71.2 million, respectively, was outstanding with a weighted average interest rate of 1.57% for the three months ended June 30, 2018 and 1.04% for the year ended December 31, 2017. Our current FHLB advances mature within five years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Funds Purchased. Federal funds purchased are unsecured overnight borrowings from other financial institutions. As December 31, 2017, the Company has $15 million in federal funds purchased carried at a rate of 2.00% which matured and was paid off on January 1, 2018. At June 30, 2018, the Company had no federal funds purchased.

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

In the fourth quarter of 2017, the Company ceased using one of its Dallas, Texas branch buildings. The Company currently expects to complete a sale of the building in the third quarter of 2018. For further information, see Note 14 – Branch Assets and Liabilities Held for Sale in the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2018 and the year ended December 31, 2017, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $75.0 million and $55.0 million as of June 30, 2018 and December 31, 2017, respectively. There were no advances under these lines of credit outstanding as of June 30, 2018 and December 31, 2017.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $3.0 billion for the six months ended June 30, 2018 and $2.0 billion for the year ended December 31, 2017.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	19.9%	21.5%
Interest-bearing	59.7	58.0
Advances from FHLB	2.9	2.6
Other borrowings	0.6	0.7
Other liabilities	0.4	0.3
Stockholders’ equity	16.5	16.9
Total	100.0%	100.0%
Uses of Funds:
Loans	75.5%	72.3%
Securities available for sale	7.8	8.6
Interest-bearing deposits in other banks	5.0	10.2
Other noninterest-earning assets	11.7	8.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	25.0%	27.0%
Average loans to average deposits	94.8%	90.8%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 59.5% for the six months ended June 30, 2018 compared to the year ended December 31, 2017. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of June 30, 2018, we had outstanding $707.7 million in commitments to extend credit and $6.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $606.5 million in commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2018, we had cash and cash equivalents of $146.7 million compared to $149.0 million as of December 31, 2017.

Analysis of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$26,795	$9,169
Net cash used in investing activities	(262,700)	(162,157)
Net cash provided by financing activities	233,601	91,343
Net change in cash and cash equivalents	$(2,304)	$(61,645)
Cash Flows Provided by Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities increased by $17.6 million when compared to the same period in 2017. The increase in cash from operating activities was primarily related to a $13.9 million increase in net income and partially offset by a decrease in origination of held for sale loans.
Cash Flows Used in Investing Activities
For the six months ended June 30, 2018, net cash used in investing activities increased by $100.5 million when compared to the same period in 2017. The increase in cash used in investing activities was primarily attributable to an increase of $48.2 million in net loans originated, increase of $34.1 million cash paid to purchase available for sale securities and $33.6 million of cash used to settle the sale of two branches. This was partially offset by a $31.0 million increase in sales of securities sold in the normal course of business.
Cash Flows Provided in Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities increased by $142.3 million when compared to the same period in 2017. The increase in cash provided by financing activities was primarily attributable to a $120.6 million increase in fundings from deposits as well as an increase in advances from the Federal Home Loan Bank.
As of the six months ended June 30, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $508.4 million as of June 30, 2018, compared to $488.9 million as of December 31, 2017, an increase of $19.5 million, or 4.0%. The increase from December 31, 2017 was primarily the result of $20.6 million in net income during the three months ended June 30, 2018 and was partially offset by other comprehensive loss of $2.8 million.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 11 “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2018 and December 31, 2017, the we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$368,196	13.31%	$342,521	13.16%
Tier 1 capital (to risk-weighted assets)	348,365	12.60	324,726	12.48
Common equity tier 1 (to risk-weighted assets)	336,664	12.17	313,024	12.03
Tier 1 capital (to average assets)	348,365	12.08	324,726	12.92
Veritex Community Bank
Total capital (to risk-weighted assets)	$323,627	11.70%	$296,207	11.37%
Tier 1 capital (to risk-weighted assets)	308,785	11.16	283,399	10.88
Common equity tier 1 (to risk-weighted assets)	308,785	11.16	283,399	10.88
Tier 1 capital (to average assets)	308,785	10.70	283,399	11.28
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $707.7 million and $6.7 million, respectively, as of June 30, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	7.84%	(2.94)%	9.45%	3.61%
+ 200	5.22%	(0.31)%	7.07%	4.82%
+ 100	2.36%	0.82%	4.13%	4.10%
Base	(0.68)%	—%	—%	—%
−100	(4.84)%	(4.33)%	(3.77)%	(5.69)%
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

Changes in internal control over financial reporting —There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.3
Agreement and Plan of Reorganization dated July 23, 2018, by and among Veritex Holdings, Inc., MustMS, Inc. and Green Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 24, 2018).

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
101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: July 27, 2018	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)