Form 10-Q
period 2018-09-30
Veritex Holdings, Inc.
filed 2018-10-25
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-36682

VERITEX HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Texas	27-0973566
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

8214 Westchester Drive, Suite 800
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

As of October 24, 2018, there were 24,227,086 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2018 and December 31, 2017
(Dollars in thousands, except par value information)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$31,204	$38,243
Interest bearing deposits in other banks	230,586	110,801
Total cash and cash equivalents	261,790	149,044
Investment securities	256,237	228,117
Loans held for sale	1,425	841
Loans, net of allowance for loan losses of $17,909 and $12,808, respectively	2,426,590	2,220,682
Accrued interest receivable	8,291	7,676
Bank-owned life insurance	21,915	21,476
Bank premises, furniture and equipment, net	77,346	75,251
Non-marketable equity securities	27,417	13,732
Investment in unconsolidated subsidiary	352	352
Other real estate owned	—	449
Intangible assets, net of accumulated amortization of $6,555 and $3,468, respectively	16,603	20,441
Goodwill	161,447	159,452
Other assets	16,433	14,518
Branch assets held for sale	—	33,552
Total assets	$3,275,846	$2,945,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$661,754	$612,830
Interest-bearing	1,994,500	1,665,800
Total deposits	2,656,254	2,278,630
Accounts payable and accrued expenses	6,875	5,098
Accrued interest payable and other liabilities	5,759	5,446
Advances from Federal Home Loan Bank	73,055	71,164
Junior subordinated debentures	11,702	11,702
Subordinated notes	4,989	4,987
Other borrowings	—	15,000
Branch liabilities held for sale	—	64,627
Total liabilities	2,758,634	2,456,654
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at September 30, 2018 and December 31, 2017; 24,191,622 and 24,109,515 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (excluding 10,000 shares held in treasury)	242	241
Additional paid-in capital	448,117	445,517
Retained earnings	74,143	44,627
Unallocated Employee Stock Ownership Plan shares; 9,771 shares at September 30, 2018 and December 31, 2017	(106)	(106)
Accumulated other comprehensive loss	(5,114)	(1,280)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	517,212	488,929
Total liabilities and stockholders’ equity	$3,275,846	$2,945,583
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$35,074	$20,706	$99,432	$45,613
Interest on investment securities	1,722	941	4,697	2,251
Interest on deposits in other banks	1,016	629	2,316	1,787
Interest on other	6	3	15	4
Total interest income	37,818	22,279	106,460	49,655
Interest expense:
Interest on deposit accounts	7,762	2,812	18,507	6,201
Interest on borrowings	880	338	2,051	696
Total interest expense	8,642	3,150	20,558	6,897
Net interest income	29,176	19,129	85,902	42,758
Provision for loan losses	3,057	752	5,239	2,585
Net interest income after provision for loan losses	26,119	18,377	80,663	40,173
Noninterest income:
Service charges and fees on deposit accounts	809	669	2,588	1,733
(Loss) gain on sales of investment securities	(34)	205	(22)	205
Net gain on sales of loans and other assets owned	270	705	1,267	2,259
Bank-owned life insurance	194	188	575	561
Rental income	414	—	1,343	—
Other	857	210	2,132	520
Total noninterest income	2,510	1,977	7,883	5,278
Noninterest expense:
Salaries and employee benefits	7,394	5,921	23,225	13,471
Occupancy and equipment	2,890	1,596	8,267	3,622
Professional fees	4,297	1,973	7,803	3,959
Data processing and software expense	697	719	2,601	1,451
FDIC assessment fees	288	410	827	1,061
Marketing	306	436	1,213	905
Amortization of intangibles	798	223	2,632	413
Telephone and communications	236	230	1,076	438
Other	1,340	1,014	4,077	2,434
Total noninterest expense	18,246	12,522	51,721	27,754
Net income from operations	10,383	7,832	36,825	17,697
Income tax expense	1,448	2,650	7,309	5,802
Net income	$8,935	$5,182	$29,516	$11,895
Preferred stock dividends	$—	$42	$—	$42
Net income available to common stockholders	$8,935	$5,140	$29,516	$11,853
Basic earnings per share	$0.37	$0.26	$1.22	$0.70
Diluted earnings per share	$0.36	$0.25	$1.20	$0.69

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$8,935	$5,182	$29,516	$11,895
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period, net	(1,359)	378	(4,875)	2,000
Reclassification adjustment for (losses) gains included in net income	(34)	205	(22)	205
Other comprehensive (loss) income, before tax	(1,325)	173	(4,853)	1,795
Income tax (benefit) expense	(278)	60	(1,019)	609
Other comprehensive (loss) income, net of tax	(1,047)	113	(3,834)	1,186
Comprehensive income	$7,888	$5,295	$25,682	$13,081

See accompanying Notes to Condensed Consolidated Financial Statements.

Summary of VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2017	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
Restricted stock units vested, net of 14,978 shares withheld to cover tax withholdings	74,706	1	(446)	—	—	—	—	(445)
Exercise of employee stock options, net of 4,391 and 1,691 of shares withheld for cashless exercise and to cover tax withholdings, respectively	7,401	—	(29)	—	—	—	—	(29)
Stock based compensation	—	—	3,075	—	—	—	—	3,075
Net income	—	—	—	29,516	—	—	—	29,516
Other comprehensive loss	—	—	—	—	(3,834)	—	—	(3,834)
Balance at September 30, 2018	24,191,622	$242	$448,117	$74,143	$(5,114)	$(106)	$(70)	$517,212

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2016	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net 7,667 shares withheld to cover tax withholdings	27,744	—	(206)	—	—	—	—	(206)
Exercise of employee stock options, net of 1,095 shares withheld to cover tax withholdings	17,949	—	169	—	—	—	—	169
Issuance of common stock for acquisition of Sovereign Bancshares, Inc., net of offering costs of $426	5,117,642	51	135,908	—	—	—	—	135,959
Sale of common stock in public offering, net of offering costs of $304	2,285,050	24	56,657	—	—	—	—	56,681
Issuance of preferred stock, series D in connection with the acquisition of Sovereign Bancshares, Inc.	—	—	24,500	—	—	—	—	24,500
Redemption of preferred stock, series D	—	—	(24,500)	—	—	—	—	(24,500)
Stock based compensation	—	—	1,199	—	—	—	—	1,199
Net income	—	—	—	11,895	—	—	—	11,895
Preferred stock, series D dividend	—	—	—	(42)	—	—	—	(42)
Other comprehensive income	—	—	—	—	1,186	—	—	1,186
Balance at September 30, 2017	22,643,713	$227	$404,900	$41,143	$(62)	$(209)	$(70)	$445,929
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$29,516	$11,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,348	1,588
Provision for loan losses	5,239	2,585
Accretion of loan purchase discount	(6,882)	(828)
Stock-based compensation expense	3,075	1,199
Excess tax benefit from stock compensation	(168)	(233)
Net amortization of premiums on investment securities	1,478	1,217
Change in cash surrender value of bank-owned life insurance	(439)	(440)
Loss on sales of investment securities	(22)	(205)
Gain on sales of loans held for sale	(566)	(705)
Gain on sales of SBA loans	(701)	(1,562)
Net loss on sales of other real estate owned	—	8
Amortization of subordinated note discount and debt issuance costs	2	45
Net originations of loans held for sale	(28,361)	(30,975)
Write down on other real estate owned	156	37
Proceeds from sales of loans held for sale	28,343	34,709
Net gain on sale of branches	(349)	—
Decrease (increase) in accrued interest receivable and other assets	670	(312)
Increase (decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	2,502	(1,683)
Net cash provided by operating activities	38,841	16,340
Cash flows from investing activities:
Cash settlement for sale of held for sale branches	(31,810)	—
Purchases of securities available for sale	(90,005)	(70,621)
Sales of securities available for sale	30,961	118,165
Proceeds from maturities, calls and pay downs of investment securities	24,615	17,317
Cash paid in excess of cash received for acquisition of Sovereign Bancshares, Inc.	—	(11,440)
(Purchases) sales of non-marketable equity securities, net	(13,685)	3,834
Net loans originated	(217,055)	(187,283)
Proceeds from sale of SBA loans	9,443	24,273
Net additions to bank premises and equipment	(3,194)	(2,208)
Proceeds from sales of other real estate owned	291	161
Net cash used in investing activities	(290,439)	(107,802)
Cash flows from financing activities:
Net change in deposits	377,927	56,662
Net change in advances from Federal Home Loan Bank	1,891	(80,106)
Net proceeds from sale of common stock in public offering	—	56,681
Net change in other borrowings	(15,000)	—
Redemption of preferred stock - series D	—	(24,500)
Dividends paid on preferred stock - series D	—	(227)
Proceeds from exercise of employee stock options	27	175
Payments to tax authorities for stock-based compensation	(501)	(212)
Offering costs paid in connection with acquisition	—	(426)
Net cash provided by financing activities	364,344	8,047
Net increase (decrease) in cash and cash equivalents	112,746	(83,415)
Cash and cash equivalents at beginning of period	149,044	234,791
Cash and cash equivalents at end of period	$261,790	$151,376
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
Veritex, through its wholly-owned subsidiary, Veritex Community Bank (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 20 branches and one mortgage office located in the Dallas-Fort Worth metroplex and one branch in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, which perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at September 30, 2018 and December 31, 2017, condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, condensed consolidated stockholders’ equity for the nine months ended September 30, 2018 and 2017 and condensed consolidated cash flows for the nine months ended September 30, 2018 and 2017.

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
The Company’s primary sources of revenue are derived from interest income on financial assets that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Condensed Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations under its contracts with customers as services are rendered and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (numerator)
Net income	$8,935	$5,182	$29,516	$11,895
Less: preferred stock dividends	—	42	—	42
Net income available to common stockholders	$8,935	$5,140	$29,516	$11,853
Shares (denominator) in thousands
Weighted average shares outstanding for basic EPS	24,176	19,976	24,151	16,813
Dilutive effect of employee stock-based awards	437	416	436	419
Adjusted weighted average shares outstanding	24,613	20,392	24,587	17,232
Earnings per share:
Basic	$0.37	$0.26	$1.22	$0.70
Diluted	$0.36	$0.25	$1.20	$0.69

For the three and nine months ended September 30, 2018 and 2017, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

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
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s condensed consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively using an exit price notion. See Note 7 – “Fair Value Disclosures” for further information regarding the valuation of these loans.
Recent Accounting Pronouncements
ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods therein. The Company is continuing to evaluate the impact of the adoption of ASU 2016-13 and is uncertain of the impact on the consolidated financial statements at this point in time.
ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. Topic 842 was subsequently amended by ASU 2018-11, “Targeted Improvements.” ASU 2016-02 will require organizations that lease assets to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
ASU 2016-02 provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’ as both the lessee and lessor, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets and leases liabilities for any lease that has a lease term at commencement date of 12 months or less and does not include a purchase option. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all leases. We expect that this standard will have a material effect on our consolidated balance sheets but will not have a material impact on our consolidated statements of income. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on our balance sheet for our property and equipment operating leases and (ii) providing significant new disclosures about our lease activities. We do not expect a significant change in our leasing activities between now and adoption.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,939	$6,714
Cash paid for income taxes	6,025	6,025
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	$8	$—
Non-cash assets acquired(1)
Investment securities	$—	$166,307
Loans	(4,050)	750,856
Accrued interest receivable	—	3,437
Bank premises, furniture and equipment	1,162	21,512
Non-marketable equity securities	—	6,751
Other real estate owned	—	282
Intangible assets	(956)	8,662
Goodwill	1,995	108,967
Other assets	1,806	10,331
Total assets	$(43)	$1,077,105
Non-cash liabilities assumed(1)
Deposits	$303	$809,366
Accounts payable and accrued expenses (2)	—	5,189
Accrued interest payable and other liabilities	(260)	1,616
Advances from Federal Home Loan Bank	—	80,000
Junior subordinated debentures	—	8,609
Total liabilities	43	904,780
Non-cash equity assumed
Preferred stock - series D	—	24,500
Total equity	—	24,500
5,117,642 shares of common stock issued in connection with acquisition	$—	$136,385
(1) Represents adjustments to provisional estimates recorded for acquisitions of Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares, Inc. (“Liberty”). Refer to Note 12 Business Combinations for further discussion.
(2) Accounts payable and accrued expenses included in accrued preferred stock dividends of $185.

3. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive loss, and the fair value of securities are as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$9,094	$—	$241	$8,853
Corporate bonds	26,534	2	276	26,260
Municipal securities	43,309	12	543	42,778
Mortgage-backed securities	94,088	9	3,212	90,885
Collateralized mortgage obligations	89,162	12	2,238	86,936
Asset-backed securities	523	2	—	525
	$262,710	$37	$6,510	$256,237

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
	$229,737	$602	$2,222	$228,117
The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. government agencies	$8,352	$215	$501	$26	$8,853	$241
Corporate bonds	23,556	276	—	—	23,556	276
Municipal securities	30,524	299	7,052	244	37,576	543
Mortgage-backed securities	49,926	1,507	39,483	1,705	89,409	3,212
Collateralized mortgage obligations	50,214	986	26,223	1,252	76,437	2,238
	$162,572	$3,283	$73,259	$3,227	$235,831	$6,510

	December 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$3,470	$4	$629	$14	$4,099	$18
Municipal securities	14,593	79	7,092	132	21,685	211
Mortgage-backed securities	52,075	513	29,485	555	81,560	1,068
Collateralized mortgage obligations	31,581	395	20,305	530	51,886	925
	$101,719	$991	$57,511	$1,231	$159,230	$2,222

The number of investment positions in an unrealized loss position totaled 170 and 118 at September 30, 2018 and December 31, 2017, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other than temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) management does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at September 30, 2018 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns regarding these securities.
The amortized costs and estimated fair values of securities available for sale, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage-backed, collateralized mortgage obligations and asset-backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	September 30, 2018
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,401	$2,401
Due from one year to five years	18,848	18,534
Due from five years to ten years	42,543	42,137
Due after ten years	15,145	14,819
	78,937	77,891
Mortgage-backed securities	94,088	90,885
Collateralized mortgage obligations	89,162	86,936
Asset-backed securities	523	525
	$262,710	$256,237

	December 31, 2017
	Available For Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,328	$2,330
Due from one year to five years	29,654	29,991
Due from five years to ten years	34,480	34,474
Due after ten years	17,366	17,332
	83,828	84,127
Mortgage-backed securities	91,734	90,724
Collateralized mortgage obligations	53,559	52,643
Asset-backed securities	616	623
	$229,737	$228,117

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Proceeds from sales	$30,961	$118,165
Gross realized gains	335	335
Gross realized losses	357	130

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of September 30, 2018 and December 31, 2017.

4. Loans and Allowance for Loan Losses
Loans in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2018	December 31, 2017
Real estate:
Construction and land	$294,143	$277,825
Farmland	10,853	9,385
1 - 4 family residential	289,808	236,542
Multi-family residential	50,317	106,275
Commercial real estate	1,069,088	909,292
Commercial	723,140	684,551
Consumer	7,166	9,648
	2,444,515	2,233,518
Deferred loan fees	(16)	(28)
Allowance for loan losses	(17,909)	(12,808)
	$2,426,590	$2,220,682
Included in the net loan portfolio as of September 30, 2018 and December 31, 2017 was an accretable discount related to purchased performing and purchased credit impaired (“PCI”) loans acquired within a business combination in the approximate amounts of $10,899 and $12,135, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2018 and December 31, 2017 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $1,635 and $1,189, respectively.

The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of September 30, 2018 and December 31, 2017.
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
Non-accrual loans aggregated by class of loans, as of September 30, 2018 and December 31, 2017, are as follows:

	Non-Accrual Loans
	September 30, 2018	December 31, 2017
Real estate:
Construction and land	$2,107	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial real estate	—	61
Commercial	19,712	398
Consumer	3	6
	$21,822	$465
At September 30, 2018, non-accrual loans included PCI loans of $17,158 for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. There were no PCI loans classified as non-accrual at December 31, 2017.
During the three and nine months ended September 30, 2018, interest income not recognized on non-accrual loans was $331 and $371. During the three and nine months ended September 30, 2017, interest income not recognized on non-accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$795	$—	$795	$293,348	$—	$294,143	$—
Farmland	—	—	—	—	10,816	37	10,853	—
1 - 4 family residential	426	35	—	461	289,259	88	289,808	—
Multi-family residential	—	—	—	—	50,317	—	50,317	—
Commercial real estate	1,340	2,661	259	4,260	1,047,874	16,954	1,069,088	259
Commercial	3,092	320	3,998	7,410	692,957	22,773	723,140	3,998
Consumer	23	—	45	68	7,098	—	7,166	45
	$4,881	$3,811	$4,302	$12,994	$2,391,669	$39,852	$2,444,515	$4,302
(1) Loans 90 days past due and still accruing excludes $267 of PCI loans as of September 30, 2018.

	December 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current(1)	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$320	$—	$—	$320	$277,505	$—	$277,825	$—
Farmland	104	—	—	104	9,232	49	9,385	—
1 - 4 family residential	1,274	139	—	1,413	235,030	99	236,542	—
Multi-family residential	—	—	—	—	106,275	—	106,275	—
Commercial real estate	1,830	—	—	1,830	890,145	17,317	909,292	—
Commercial	1,849	389	389	2,627	651,777	30,147	684,551	—
Consumer	39	51	18	108	9,540	—	9,648	18
	$5,416	$579	$407	$6,402	$2,179,504	$47,612	$2,233,518	$18
(1) To conform to the current period presentation, $15,123 of loans were reclassified from 1-4 family residential to multi-family residential within the total current column. Additionally, PCI loan balances were reclassified from the total current column to the PCI column.
(2) Loans 90 days past due and still accruing excludes $3,300 of PCI loans as of December 31, 2017.

Loans past due 90 days and still accruing increased from $18 as of December 31, 2017 to $4,302 as of September 30, 2018. These loans are also considered well-secured, an are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Impaired Loans
Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (“TDRs”) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans and TDRs at September 30, 2018 and December 31, 2017 are summarized in the following tables.

	September 30, 2018(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,107	$2,107	$—	$2,107	$—	$2,284
Farmland	—	—	—	—	—	—
1 - 4 family residential	160	160	—	160	—	160
Multi-family residential	—	—	—	—	—	—
Commercial real estate	366	366	—	366	—	370
Commercial	2,929	295	2,634	2,929	378	3,057
Consumer	66	66	—	66	—	74
Total	$5,628	$2,994	$2,634	$5,628	$378	$5,945
(1) ) Loans reported exclude PCI loans.

	December 31, 2017(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	163
Multi-family residential	—	—	—	—	—	—
Commercial real estate	434	434	—	434	—	445
Commercial	398	282	116	398	12	499
Consumer	75	75	—	75	—	87
Total	$1,068	$952	$116	$1,068	$12	$1,194
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,207 and $618 as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 certain loans were modified as TDRs, the terms of which are summarized in the following table. During the same period in 2017, no loans were modified as TDRs.

During the nine months ended September 30, 2018
Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Real estate:
Construction and land	—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial	3	628	—	612	—	—
Consumer	—	—	—	—	—	—
Total	3	$628	$—	$612	$—	$—
All TDRs are measured individually for impairment. Of the three loans restructured during the nine months ended September 30, 2018, one was past due and two were performing as agreed to the modified terms. A specific allowance for loan loss of $68 was recorded for one of the three loans as of the nine months ended September 30, 2018. Two of the three loans are on non-accrual status as of September 30, 2018.
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the nine months ended September 30, 2018 and 2017. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three and nine months ended September 30, 2018 and 2017 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2018 or December 31, 2017.
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
Credits rated special mention show clear signs of financial weaknesses or deterioration in credit worthiness, however, such concerns are generally not so pronounced that the Company expects to experience significant loss within the short-term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.

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
Credits classified as PCI are those that, at acquisition date, had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans quarterly on a projected cash flow basis.
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$289,816	$2,220	$2,107	$—	$—	$294,143
Farmland	10,816	—	—	—	37	10,853
1 - 4 family residential	289,101	305	314	—	88	289,808
Multi-family residential	50,317	—	—	—	—	50,317
Commercial real estate	1,035,028	5,081	12,025	—	16,954	1,069,088
Commercial	685,727	7,022	7,618	—	22,773	723,140
Consumer	6,984	—	182	—	—	7,166
Total	$2,367,789	$14,628	$22,246	$—	$39,852	$2,444,515

	December 31, 2017
	Pass(1)	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial real estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518
(1) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the pass column. There were no reclassifications between internal rating buckets.

An analysis of the allowance for loan losses for the nine months ended September 30, 2018 and 2017 and year ended December 31, 2017 is as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017
Balance at beginning of period	$12,808	$8,524	$8,524
Provision charged to earnings	5,239	5,114	2,585
Charge-offs	(171)	(839)	(622)
Recoveries	33	9	5
Net charge-offs	(138)	(830)	(617)
Balance at end of period	$17,909	$12,808	$10,492
The allowance for loan losses as a percentage of total loans was 0.73%, 0.57% and 0.55% as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated. There were no allowance for loan losses related to PCI loans at December 31, 2017 and September 30, 2017.

	Nine Months Ended September 30, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	552	324	1,726	2,633	4	5,239
Charge-offs	—	—	—	(150)	(21)	(171)
Recoveries	—	—	—	33	—	33
Net charge-offs	—	—	—	(117)	(21)	(138)
Balance at end of period	$1,867	$1,797	$6,136	$8,104	$5	$17,909
Period-end amount allocated to:
Specific reserves	—	—	—	378	—	378
PCI reserves	—	—	—	1,302	—	1,302
General reserves	1,867	1,797	6,136	6,424	5	16,229
Total	$1,867	$1,797	$6,136	$8,104	$5	$17,909

	For the 12/31/2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs	—	(11)	—	(819)	—	(830)
Balance at end of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Period-end amount allocated to:
Specific reserves	—	—	—	12	—	12
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

	For the 9/30/2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(252)	415	973	1,462	(13)	2,585
Charge-offs	—	(11)	—	(611)	—	(622)
Recoveries	—	—	—	5	—	5
Net charge-offs (recoveries)	—	(11)	—	(606)	—	(617)
Balance at end of period	$1,163	$1,520	$3,976	$3,811	$22	$10,492
Period-end amount allocated to:
Specific reserves	—	—	—	156	—	156
General reserves	1,163	1,520	3,976	3,655	22	10,336
Total	$1,163	$1,520	$3,976	$3,811	$22	$10,492
The Company’s recorded investment in loans as of September 30, 2018 and December 31, 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,107	$160	$366	$2,929	$66	$5,628
Loans collectively evaluated for impairment	302,852	339,877	1,051,768	697,438	7,100	2,399,035
PCI loans	37	88	16,954	22,773	—	39,852
Total	$304,996	$340,125	$1,069,088	$723,140	$7,166	$2,444,515

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$161	$434	$398	$75	$1,068
Loans collectively evaluated for impairment	287,161	342,557	891,541	654,006	9,573	2,184,838
PCI loans	49	99	17,317	30,147	—	47,612
Total	$287,210	$342,817	$909,292	$684,551	$9,648	$2,233,518
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at September 30, 2018 and December 31, 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2018	December 31, 2017
Carrying amount	$39,852	$47,612
Outstanding balance	50,781	63,940

Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2018 are included in table below. There was no accretable yield balance for PCI loans for the three or nine months ended September 30, 2017 as management was still evaluating the non-accretable and accretable difference associated with the Sovereign acquisition.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Balance at beginning of period	$7,335	$2,723
Purchase accounting adjustments	—	1,459
Reclassifications from nonaccretable	278	6,499
Accretion	(820)	(3,888)
Balance at end of period	$6,793	$6,793
In addition, during the three and nine months ended September 30, 2018, the Company received cash collections in excess of expected cash flows on PCI loans of $1,999 and $3,759, respectively. There were no cash collections in excess of expected cash flows on PCI loans for the three or nine months ended September 30, 2017.
Servicing Assets
The Company was servicing loans of approximately $71,609 and $44,720 as of September 30, 2018 and 2017, respectively. A summary of the changes in the related servicing assets are as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$1,215	$601
Servicing asset acquired through acquisition	—	454
Increase from loan sales	204	273
Amortization charged to income	(278)	(130)
Balance at end of period	$1,141	$1,198
The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2018, December 31, 2017 and September 30, 2017. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of September 30, 2018 and 2017, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2018 and December 31, 2017.
5. Income Taxes
The Company’s tax provision was $7,309 and $5,802 resulting in an effective tax rate of 19.8% and 32.8%, respectively, for the nine months ended September 30, 2018 and 2017. The Company’s effective tax rate, before the net impact of discrete items, was approximately 20.2% and 34.4% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the comparative periods was primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which lowered the Company’s federal statutory tax rate, effective on January 1, 2018.
The Company’s provision for the nine months ended September 30, 2018 was primarily impacted by a discrete tax expense totaling $722 as a result of the Company re-measuring its deferred taxes upon finalization of the fair value estimates of the deferred tax assets acquired in the Sovereign and Liberty acquisitions during the nine months ended September 30, 2018. For further information, see Note 12 – “Business Combinations”. The discrete tax provision was partially offset by a net discrete tax benefit of $688 resulting from the Company’s revised estimate of deferred taxes based on the finalization of its 2017 U.S. federal income tax return and $168 of a discrete tax benefit from the recognition of excess tax benefits on share-based payment awards during the nine months ended September 30, 2018. The revision in the estimate of deferred taxes primarily related to bank premises and equipment as the Company completed a cost segregation study on its corporate building for the 2017 tax return during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company’s provision was impacted by a net discrete tax benefit of $285 primarily associated with the recognition of excess tax benefit on share-based payment awards.
The Company’s tax provision was $1,448 and $2,650, resulting in an effective tax rate of 13.9% and 33.8%, respectively, for the three months ended September 30, 2018 and 2017. The Company’s effective tax rate, before the net impact of discrete tax items, was approximately 20.7% and 34.2% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in the comparative periods was primarily due to the enactment of the Tax Act, as discussed above. The Company’s provision for the three months ended September 30, 2018 was primarily impacted by discrete tax benefits from the $688 revision in estimated deferred taxes discussed above and $12 from the recognition of excess tax benefits on share-based payment awards. For the three months ended September 30, 2017, the Company’s provision was impacted by a net discrete tax benefit of $30 primarily associated with the recognition of excess tax benefit on share-based payment awards.
The Company has finalized its evaluation of the authoritative guidance of the Tax Act and interpretation of the Tax Act by regulatory bodies and does not expect any additional material impact.
6. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from these actions will not materially affect the financial position or results of operations of the Company.
Lessee: Cease-Use Liability

As part of the Sovereign acquisition and the Company’s evaluation of its acquired facilities owned or leased for ongoing economic benefit, a decision was made to cease using two acquired leases in the fourth quarter of 2017 for leases that expire between 2026 and 2029. In accordance with accounting for exit and disposal activities, the Company recognized a liability in 2017 for lease exit costs incurred when it no longer derived economic benefits from the related leases. In January 2018, the Company entered into an assignment agreement to assign one of its branch leases to a third party for one of the two leases that the Company ceased using during 2017. As a result of the lease assignment, the Company reversed $669 of the cease-use liability during the nine months ended September 30, 2018.

A cease-use liability of $674 and $1,407 is included in accrued interest payable and other liabilities in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The below table is a roll-forward of the cease-use liability from December 31, 2017 to September 30, 2018.

Cease-Use Liability
Balance at December 31, 2017	$1,407
Payments	(64)
Reversal upon lease assignment	(669)
Balance at September 30, 2018	$674
Qualified Affordable Housing Investment
Starting in 2017, the Company began investing in certain qualified housing projects. As of September 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3,759 and $1,982, respectively. This balance is reflected in non-marketable equity securities on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in certain qualified housing projects totaled $3,020 and $1,765 as of September 30, 2018 and December 31, 2017, respectively. The Company expects to fulfill these commitments during the year ended 2034.

7. Fair Value Disclosures
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2018
Investment securities available for sale	$—	$256,237	$—	$256,237
As of December 31, 2017
Investment securities available for sale	$—	$228,117	$—	$228,117
There were no liabilities measured at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2018 and 2017.
The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2018
Assets:
Impaired loans(1)	$—	$—	$19,792	$19,792
As of December 31, 2017
Assets:
Impaired loans	$—	$—	$116	$116
Other real estate owned	$—	$—	$449	$449
(1) Impaired loans include $17,158 of PCI loans.
At September 30, 2018, impaired loans had a carrying value of $19,792, with $1,680 specific allowance for loan loss allocated. At December 31, 2017, impaired loans had a carrying value of $116, with $12 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2018 or December 31, 2017.
For Level 3 financial assets measured at fair value as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2018
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$19,792	Collateral Method	Adjustments for selling costs	8%

December 31, 2017
		Valuation	Unobservable	Weighted
Assets/Liabilities	Fair Value	Technique	Input(s)	Average
Impaired loans	$116	Collateral Method	Adjustments for selling costs	8%
Other real estate owned	$449	Collateral Method	Adjustments for selling costs	8%

Fair Value of Financial Instruments
Please refer to Note 16 of the Company’s 2017 Annual Report on Form 10-K for its methods of determining the fair value of financial instruments presented in this Note. The methods are consistent with its methodologies disclosed in the Company’s 2017 Annual Report on Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 classification.
The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2018 and December 31, 2017 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2018
Financial assets:
Cash and cash equivalents	$261,790	$—	$261,790	$—
Loans held for sale	1,425	—	1,425	—
Loans, net	2,426,590	—	—	2,443,749
Accrued interest receivable	8,291	—	8,291	—
Bank-owned life insurance	21,915	—	21,915	—
Servicing asset	1,141	—	1,141	—
Non-marketable equity securities	352	—	352	—
Financial liabilities:
Deposits	$2,656,254	$—	$2,576,838	$—
Advances from FHLB	73,055	—	73,100	—
Accrued interest payable	988	—	988	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,989	—	4,989	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$149,044	$—	$149,044	$—
Loans held for sale	841	—	841	—
Loans, net	2,220,682	—	—	2,234,094
Accrued interest receivable	7,676	—	7,676	—
Bank-owned life insurance	21,476	—	21,476	—
Servicing asset	1,243	—	1,243	—
Non-marketable equity securities	13,732	—	13,732	—
Financial instruments, assets held for sale	31,828		5,515	26,313
Financial liabilities:
Deposits	$2,278,630	$—	$2,164,498	$—
Advances from FHLB	71,164	—	70,110	—
Accrued interest payable	445	—	445	—
Junior subordinated debentures	11,702	—	11,702	—
Subordinated notes	4,987	—	4,987	—
Other borrowings	15,000	—	15,000	—
Financial instruments, liabilities held for sale	64,300	—	64,300	—

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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Commitments to extend credit	$860,931	$606,451
Standby and commercial letters of credit	7,367	9,299
	$868,298	$615,750
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
9. Stock and Incentive Plans
2010 Stock Option and Equity Incentive Plan
During the nine months ended September 30, 2018 and 2017, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options under the 2010 Incentive Plan. Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $11 and $21 for the three and nine months ended September 30, 2018 and $20 and $62 for the three and nine months ended September 30, 2017, respectively.

A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2018 and 2017, and changes during the periods then ended is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	325,500	$10.15	4.56 years
Exercised	(17,500)	10.00
Outstanding at September 30, 2017	308,000	$10.16	3.84 years
Options exercisable at September 30, 2017	297,000	$10.12	3.77 years

Outstanding at January 1, 2018	305,000	$10.16	3.59 years	$5,316
Exercised	(11,500)	10.48		204
Outstanding at September 30, 2018	293,500	$10.15	2.78 years	$5,315
Options exercisable at September 30, 2018	289,500	$10.13	2.75 years	$5,249

As of September 30, 2018, December 31, 2017 and September 30, 2017, there was approximately $4, $8 and $12, respectively, of unrecognized compensation expense related to non-performance based stock options. The unrecognized compensation expense at September 30, 2018 is expected to be recognized over the remaining weighted average requisite service period of 0.44 years.
A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of September 30, 2018 and 2017, and changes during the nine months then ended is as follows:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	27,750	$11.92
Vested into shares	(1,000)	10.85
Forfeited	(500)	10.85
Outstanding at September 30, 2017	26,250	$11.98

Outstanding at January 1, 2018	24,250	$13.19
Vested into shares	(23,750)	12.14
Forfeited	(500)	10.85
Outstanding at September 30, 2018	—	$—
As of September 30, 2018, December 31, 2017 and September 30, 2017 there was $4, $15 and $37 of total unrecognized compensation expense related to unvested restricted stock units.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of September 30, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of September 30,
	2018	2017
Non-performance based stock options exercised	328	488
Non-performance based restricted stock units vested	713	26
2014 Omnibus Plan
During the nine months ended September 30, 2018, the Company awarded 54,650 non-performance based restricted stock units, 40,269 performance based restricted stock units, and 125,593 non-performance based stock options under the 2014 Omnibus Plan. During the nine months ended September 30, 2017, the Company awarded 37,625 non-performance based restricted stock units, 25,522 performance based restricted stock units and 70,440 non-performance-based stock options under the 2014 Omnibus Plan.

The non-performance options granted during the nine months ended September 30, 2018 vest equally over three years from the grant date. The performance based restricted stock units granted during the nine months ended September 30, 2018 include a performance criteria based on the Company’s total stockholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three-year period from the date of grant. The non-performance restricted stock units granted during the nine months ended September 30, 2018 vest equally over a three-year period from the date of grant.

Compensation expense for option and restricted stock unit awards granted under the 2014 Omnibus Plan was approximately $928 and $3,054 for the three and nine months ended September 30, 2018 and $388 and $1,137 for the three and nine months ended September 30, 2017, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30
	2018	2017
Dividend yield	0.00%	0.00%
Expected life	5.0 to 7.5 years	5.0 to 7.5 years
Expected volatility	27.28% to 37.55%	31.60% to 37.55%
Risk-free interest rate	1.06% to 2.94%	1.06% to 2.32%
The expected life is based on the amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of September 30, 2018 and 2017, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	128,366	$15.32	8.69 years
Granted	70,440	26.87
Forfeited	(3,465)	21.24
Exercised	(1,544)	15.00
Outstanding at September 30, 2017	193,797	$19.34	8.45 years
Options exercisable at September 30, 2017	53,804	$15.01	7.74 years

Outstanding at January 1, 2018	332,706	$22.71	8.86 years	$1,614
Granted	125,593	27.95
Forfeited	(2,076)	27.59
Exercised	(1,983)	14.95		26
Outstanding at September 30, 2018	454,240	$24.12	8.42 years	$1,858
Options exercisable at September 30, 2018	122,329	$18.38	7.29 years	$1,209
Weighted average fair value of options granted during the period		$9.66

As of September 30, 2018, December 31, 2017 and September 30, 2017 there was $2,330, $1,958 and $832 of total unrecognized compensation expense related to options awarded under the 2014 Omnibus Plan, respectively. The unrecognized compensation expense at September 30, 2018 is expected to be recognized over the remaining weighted average requisite service period of 2.27 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2018 and 2017, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	67,956	$13.79
Granted	37,625	27.37
Vested into shares	(14,550)	24.67
Forfeited	(2,250)	27.93
Options exercisable at September 30, 2017	88,781	$17.41

Outstanding at January 1, 2018	150,722	$13.29
Granted	54,650	29.29
Vested into shares	(39,311)	27.19
Forfeited	(3,929)	26.85
Outstanding at September 30, 2018	162,132	$23.85

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2018 and 2017, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	51,197	$8.72
Granted	25,522	24.34
Vested into shares	(19,861)	15.34
Forfeited	(2,014)	15.68
Options exercisable at September 30, 2017	54,844	$13.33

Outstanding at January 1, 2018	53,594	$8.72
Granted	40,269	27.59
Vested into shares	(26,623)	18.83
Forfeited	(898)	27.59
Outstanding at September 30, 2018	66,342	$25.56
As of September 30, 2018, December 31, 2017 and September 30, 2017 there was $3,928, $3,592 and $1,805 of total unrecognized compensation related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of September 30, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of September 30,
	2018	2017
Non-performance based stock options exercised	54	41
Non-performance based restricted stock units vested	1,173	395
Performance based restricted stock units vested	745	530
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
The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

11. Capital Requirements and Restrictions on Retained Earnings
The Company, on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of September 30, 2018 and December 31, 2017, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since September 30, 2018 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total capital (to risk-weighted assets)
Company	$381,915	13.22%	$231,113	8.0%	n/a	n/a
Bank	340,023	11.75%	231,505	8.0%	$289,381	10.0%
Tier 1 capital (to risk-weighted assets)
Company	359,054	12.43%	173,316	6.0%	n/a	n/a
Bank	322,113	11.13%	173,646	6.0%	231,528	8.0%
Common equity tier 1 to risk-weighted assets
Company	347,353	12.02%	130,041	4.5%	n/a	n/a
Bank	322,113	11.13%	130,234	4.5%	188,116	6.5%
Tier 1 capital (to average assets)
Company	359,054	11.74%	122,335	4.0%	n/a	n/a
Bank	322,113	10.53%	122,360	4.0%	152,950	5.0%
As of December 31, 2017
Total capital (to risk-weighted assets)
Company	$342,521	13.16%	$208,219	8.0%	n/a	n/a
Bank	296,207	11.37%	208,413	8.0%	$260,516	10.0%
Tier 1 capital (to risk-weighted assets)
Company	324,726	12.48%	156,118	6.0%	n/a	n/a
Bank	283,399	10.88%	156,286	6.0%	208,382	8.0%
Common equity tier 1 to risk-weighted assets
Company	313,024	12.03%	11,791	4.5%	n/a	n/a
Bank	283,399	10.88%	117,215	4.5%	169,310	6.5%
Tier 1 capital (to average assets)
Company	324,726	12.92%	100,534	4.0%	n/a	n/a
Bank	283,399	11.28%	100,496	4.0%	125,620	5.0%

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
Acquisition-related Expenses
For the three and nine months ended September 30, 2018, the Company incurred no pre-tax merger and acquisition expenses related to the Sovereign acquisition. For the same periods in 2017, the company incurred $1,305 and $1,435, respectively, of pre-tax merger and acquisition expenses related to the Sovereign acquisition. Acquisition expenses are included in professional fees in the condensed consolidated statements of income.
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
Fair Value
The following table presents the amounts recorded on the condensed consolidated balance sheets on the acquisition date of December 1, 2017, showing the estimated fair value as reported at December 31, 2017, the measurement period adjustments and the fair value determined to be final as of June 30, 2018.

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

Acquisition-related Expenses
For the three months ended September 30, 2018, the Company incurred no pre-tax merger and acquisition expenses related to the Liberty acquisition and for the nine months ended September 30, 2018, incurred $335 of pre-tax merger and acquisition expenses related to the Liberty acquisition. The Company incurred $86 acquisition expenses related to the Liberty acquisition for the three and nine months ended September 30, 2017. Acquisition expenses are included in professional fees in the consolidated statements of income.

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
Pending Merger with Green Bancorp, Inc.
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

13. Intangible Assets
Intangible assets in the accompanying condensed consolidated balance sheets are summarized as follows:

	As of September 30, 2018
	Weighted	Gross			Net
	Amortization	Intangible	Accumulated		Intangible
	Period	Assets	Amortization		Assets
Core deposit intangibles	8.1 years	$16,051	$3,944		$12,107
Servicing asset	6.8 years	1,825	684		1,141
Intangible lease assets	2.8 years	5,282	1,927	—	3,355
		$23,158	$6,555		$16,603

	As of December 31, 2017
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	8.7 years	$17,007	$2,694	$14,313
Servicing asset	6.8 years	1,621	406	1,215
Intangible lease assets	3.3 years	5,281	368	4,913
		$23,909	$3,468	$20,441

For the nine months ended September 30, 2018 and September 30, 2017, amortization expense related to intangible assets of approximately $3,087 and $413, respectively, is included within amortization of intangibles, occupancy and equipment, and other income within the condensed consolidated statements of income.
14. Branch Assets and Liabilities Held for Sale
On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. The associated assets and liabilities were included in branch assets and liabilities held for sale as of December 31, 2017. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB (“Horizon”), resulting in a $33,557 cash settlement payment to Horizon during the three months ended March 31, 2018, which included the repayment of a $1,000 deposit liability recorded within other liabilities as of December 31, 2017, and the recognition of a $355 gain on the sale reported in other non-interest income for the nine months ended September 30, 2018. The completion of this sale resulted in the Company exiting the Austin metropolitan market.
In the fourth quarter of 2017, the Company ceased using one of its Dallas, Texas branch buildings. The associated building and improvements were included in branch assets held for sale as of December 31, 2017. On August 6, 2018, the Company completed the sale of the branch location to Texas Trust Credit Union (“Texas Trust”), resulting in a $1,747 cash settlement during the three months ended September 30, 2018, which included the recognition of a loss of $6 on the sale reported in other non-interest expenses.

The following table presents the assets and liabilities held for sale as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	—	334
Loans	—	26,313
Accrued interest receivable	—	63
Bank premises, furniture and equipment	—	5,118
Intangible assets	—	1,724
Total assets	—	33,552
Liabilities
Deposits	—	64,282
Accounts payable and accrued expenses	—	2
Deferred tax liability	—	327
Accrued interest payable and other liabilities	—	16
Total liabilities	—	64,627

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

Overview

We are a bank holding company headquartered in Dallas, Texas. Through our wholly-owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. As a result of our acquisitions of Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares Inc. (“Liberty”) in 2017, our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, as well as the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan markets within the State of Texas.

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

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General

Net income available to common stockholders for the nine months ended September 30, 2018 was $29.5 million, an increase of $17.6 million, or 149.0%, from net income available to common stockholders of $11.9 million for the nine months ended September 30, 2017.
Basic earnings per share (“EPS”) for the nine months ended September 30, 2018 was $1.22, an increase of $0.52 from $0.70 for the nine months ended September 30, 2017. Diluted EPS for the nine months ended September 30, 2018 was $1.20, an increase of $0.51 from $0.69 for the nine months ended September 30, 2017.
Net Interest Income

For the nine months ended September 30, 2018, net interest income totaled $85.9 million and net interest margin and net interest spread were 4.17% and 3.77%, respectively. For the nine months ended September 30, 2017, net interest income totaled $42.8 million and net interest margin and net interest spread were 3.54% and 3.24%, respectively. The increase in net interest income of $43.1 million was due to $53.8 million in increased interest income on loans resulting from organic loan growth, increased volumes in all loan categories resulting from loans acquired from the acquisitions of Sovereign and Liberty in 2017 and benefits of increases in the prime rate in new and renewed loans. The increase of $53.8 million in interest income on loans included $6.9 million in accretion during the nine months ended September 30, 2018 on loans acquired from Sovereign and Liberty. This increase was offset in part by a $12.3 million increase in interest-bearing deposits expense resulting from organic deposit growth and deposits assumed from the acquisitions of Sovereign and Liberty during 2017. Average loan balances increased $1.1 billion compared to the nine months ended September 30, 2017. The increase in net interest margin and net interest spread was primarily attributable to a 106 basis point increase in the average yield on interest-earning assets. This increase was due to a change in the mix of interest-earning assets, as average loans as a percentage of total average interest-earning assets represented 85.1% for the nine months ended September 30, 2018 compared to 77.0% for the nine months ended September 30, 2017. Loans traditionally provide higher average yields than other interest earning assets such as investment securities and interest-bearing deposits in other banks.

For the nine months ended September 30, 2018, interest expense totaled $20.6 million and the average rate paid on interest-bearing liabilities was 1.40%. For the nine months ended September 30, 2017, interest expense totaled $6.9 million and the average rate paid on interest-bearing liabilities was 0.87%. The increase in interest expense of $13.7 million was due to growth in average interest bearing-liabilities of $902.0 million, or 84.9%, primarily due to the increase in interest bearing-liabilities assumed from the acquisitions of Sovereign and Liberty and organic growth in average interest bearing deposits, advances from Federal Home Loan Bank (“FHLB”) and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2018 and 2017, interest income not recognized on non-accrual loans was $371 thousand . Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$2,342,797	$99,432	5.67%	$1,242,706	$45,613	4.91%
Securities available for sale	241,764	4,697	2.60	149,026	2,251	2.02
Interest-earning deposits in other banks	168,329	2,316	1.84	221,595	1,787	1.08
Investment in subsidiary	336	15	5.97	151	4	3.54
Total interest-earning assets	2,753,226	106,460	5.17	1,613,478	49,655	4.11
Allowance for loan losses	(14,309)			(9,200)
Noninterest-earning assets	356,190			137,315
Total assets	$3,095,107			$1,741,593
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,848,679	$18,507	1.34%	$1,009,313	$6,201	0.82%
Advances from FHLB	99,138	1,325	1.79	43,313	319	0.98
Other borrowings	16,768	727	5.80	9,995	377	5.04
Total interest-bearing liabilities	1,964,585	20,559	1.40	1,062,621	6,897	0.87
Noninterest-bearing liabilities:
Noninterest-bearing deposits	614,107			385,428
Other liabilities	12,310			4,438
Total noninterest-bearing liabilities	626,417			389,866
Stockholders’ equity	504,105			289,106
Total liabilities and stockholders’ equity	$3,095,107			$1,741,593
Net interest rate spread(2)			3.77%			3.24%
Net interest income		$85,901			$42,758
Net interest margin(3)			4.17%			3.54%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,258 and $2,270 and deferred loan fees of $23 and $25 for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Nine Months Ended
	September 30, 2018 vs. 2017
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$40,378	$13,441	$53,819
Securities available for sale	1,401	1,045	2,446
Investment in subsidiary	5	6	11
Interest-earning deposits in other banks	(430)	959	529
Total increase in interest income	41,354	15,451	56,805
Interest-bearing liabilities:
Interest-bearing deposits	5,157	7,149	12,306
Advances from FHLB	411	595	1,006
Other borrowings	255	95	350
Total increase in interest expense	5,823	7,839	13,662
Increase in net interest income	$35,531	$7,612	$43,143
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $5.2 million for the nine months ended September 30, 2018, compared to $2.6 million for the same period in 2017, an increase of $2.7 million, or 102.7%. The increase in provision recorded for the nine months ended September 30, 2018 was a result of continued organic loan growth as well as a recorded provision on purchased credit impaired (“PCI”) loans. In addition, net charge-offs decreased $479 thousand for the nine months ended September 30, 2018 compared to the same period in 2017.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$2,588	$1,733	$855
(Loss) gain on sales of investment securities	(22)	205	(227)
Net gain on sales of loans and other assets owned	1,267	2,259	(992)
Bank-owned life insurance	575	561	14
Rental Income	1,343	—	1,343
Other	2,132	520	1,612
Total noninterest income	$7,883	$5,278	$2,605

Noninterest income for the nine months ended September 30, 2018 increased $2.6 million, or 49.4%, to $7.9 million compared to noninterest income of $5.3 million for the same period in 2017. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees from deposit account activities were $2.6 million for the nine months ended September 30, 2018, an increase of $855 thousand, or 49.3%, over the same period in 2017. The increase was primarily attributable to organic growth in the number of deposit accounts and accounts assumed from the Sovereign and Liberty acquisitions.

Gain on sales of loans and other assets owned. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $1.3 million for the nine months ended September 30, 2018 compared to $2.3 million for the same period of 2017. This decrease of $1.0 million was primarily due to a decrease in sales of SBA-guaranteed loans resulting in a decrease in incremental gains of $859 thousand. The reduction in sales is due to the decrease in premium rates on the loans below the interest rates earned by keeping the loan in the company’s portfolio.

Rental income. Rental income was $1.3 million for the nine months ended September 30, 2018, an increase of $1.3 million compared to the same period of 2017. This increase resulted from the purchase of our corporate headquarters building during the fourth quarter of 2017 and the corresponding rental income from leasing space to tenants.

Other. Other noninterest income was $2.1 million for the nine months ended September 30, 2018, an increase of $1.6 million compared to the same period of 2017. The increase was primarily due to a $355 thousand gain from the completion of the sale of certain assets and liabilities associated with two branch locations in the Austin market, and a $265 thousand increase in dividend income, including a bi-annual Federal Reserve Bank stock dividend attributable to additional purchases of Federal Reserve Bank stock of $190 during the nine months ended September 30, 2018. The increase was also due to organic growth from the Sovereign and Liberty acquisitions.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended		Increase
	September 30,		(Decrease)
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Salaries and employee benefits	$23,225	$13,471	$9,754
Non-staff expenses:
Occupancy and equipment	8,267	3,622	4,645
Professional fees	7,803	3,959	3,844
Data processing and software expense	2,601	1,451	1,150
FDIC assessment fees	827	1,061	(234)
Marketing	1,213	905	308
Amortization of intangibles	2,632	413	2,219
Telephone and communications	1,076	438	638
Other	4,077	2,434	1,643
Total noninterest expense	$51,721	$27,754	$23,967

Noninterest expense for the nine months ended September 30, 2018 increased $24.0 million, or 86.4%, to $51.7 million compared to noninterest expense of $27.8 million for the nine months ended September 30, 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $23.2 million for the nine months ended September 30, 2018, an increase of $9.8 million, or 72.4%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $9.2 million and payroll taxes of $640 thousand resulting from a higher headcount of 334 employees as of September 30, 2018 as compared to 270 employees as of September 30, 2017. The increased headcount is primarily due to the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions. Incentive costs increased $2.3 million which included lender incentive increases of $806 thousand and employee stock compensation increases of $1.3 million. The increase in employee stock compensation included $421 thousand of share based compensation expense from awarding 50 shares to each Veritex employee, as announced in the first quarter of 2018, which were issued in the second quarter of 2018. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $3.5 million as a result of organic growth in loans during the nine months ended September 30, 2018 compared to the same period in 2017.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $8.3 million for the nine months ended September 30, 2018 compared to $3.6 million for the same period in 2017. The increase of $4.7 million, or 128.2%, was primarily due to a $1.5 million consent fee paid in connection with the execution of an assignment agreement in the first quarter of 2018 to assign one of our branch leases that we ceased using during 2017. The increase was also related to amortization of our lease intangible of $624 thousand, depreciation expense of $977 thousand, and property taxes of $992 thousand recognized in the nine months ended September 30, 2018 with the purchase of our corporate headquarters in December 2017.

Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $7.8 million for the nine months ended September 30, 2018 compared to $4.0 million for the same period in 2017, an increase of $3.8 million, or 97.1%. This increase was primarily the result of increased merger related legal and professional service fees. For the nine months ended September 30, 2018, the Company incurred $3.1 million of legal and professional service fees associated with the pending merger with Green as compared to legal and professional service fees of $1.7 million for the same period in 2017 due to the mergers with Sovereign and Liberty. The increase was also due to the closing of the sale of two branches in Austin and the execution of an assignment agreement entered into in January 2018 to assign one of our branch leases.

Data processing and software expenses. Data processing expenses were $2.6 million for the nine months ended September 30, 2018, an increase of $1.2 million, or 79.3%, compared to the same period in 2017. The increase was attributable to core processing expense incurred due to the increase in account transaction volumes and the expense associated with converting Liberty’s operating systems into the Veritex information technology infrastructure during the nine months ended September 30, 2018.

Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $2.6 million for the nine months ended September 30, 2018 compared to $413 thousand for the same period in 2017. The increase of $2.2 million was primarily due to the addition of intangible assets associated with the Sovereign and Liberty acquisitions that closed on August 1, 2017 and December 1, 2017, respectively, as well as the purchase of our corporate headquarters in December 2017.

 Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $1.7 million, or 67.5%, to $4.1 million for the nine months ended September 30, 2018, compared to $2.4 million for the same period in 2017. The increase was primarily related to increases in insurance expenses of $287 thousand, security expenses of $254 thousand, office supplies of $205 thousand, automobile and travel expenses of $185 thousand and ATM and interchange expenses of $125 thousand primarily as a result of the Sovereign and Liberty acquisitions. Amortization of the affordable housing investment also increased $178 thousand as a result of another investment made during the nine months ended September 30, 2018.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect in which the deferred tax assets and liabilities are expected to be realized or settled as of the nine months ended September 30, 2018. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2018, we did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2018, income tax expense totaled $7.3 million, an increase of $1.5 million, or 26.0%, compared to $5.8 million for the same period in 2017. The increase was primarily attributable to the $19.1 million increase in pre-tax income recognized during the nine months ended September 30, 2018, partially offset by a decrease in the effective tax rate due to the enactment of the Tax Act on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018.

Also, we recognized a discrete tax expense of $722 thousand during the nine months ended September 30, 2018 upon the finalization of the estimates of deferred tax assets acquired in the Sovereign and Liberty acquisitions. We also recognized a discrete tax benefit of $688 thousand during the nine months ended September 30, 2018 resulting from the our revised estimate of deferred taxes based on the finalization of our 2017 U.S. federal income tax return. The revision in the estimate of deferred taxes primarily related to bank premises and equipment as we completed a cost segregation study on our corporate building for the 2017 tax return during the nine months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

General

Net income available to common stockholders for the three months ended September 30, 2018 was $8.9 million, an increase of $3.8 million, or 73.8%, from net income available to common stockholders of $5.1 million for the three months ended September 30, 2017.
Basic EPS for the three months ended September 30, 2018 was $0.37, an increase of $0.11 from $0.26 for the three months ended September 30, 2017. Diluted EPS for the three months ended September 30, 2018 was $0.36, an increase of $0.11 from $0.25 for the three months ended September 30, 2017.
Net Interest Income

For the three months ended September 30, 2018, net interest income totaled $29.2 million and net interest margin and net interest spread were 4.00% and 3.53%, respectively. For the three months ended September 30, 2017, net interest income totaled $19.1 million and net interest margin and net interest spread were 3.78% and 3.49%, respectively. The increase in net interest income before provision for loan losses was primarily driven by higher loan balances and yields resulting from loans acquired from the acquisitions of Sovereign and Liberty, continued organic loan growth and benefits of increases in the prime rate in new and renewed loans during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, average loan balance increased by $789.0 million compared to the three months ended September 30, 2017, which resulted in a $14.4 million increase in interest income. This increase was partially offset by an increase in the average rate paid on interest-bearing liabilities which resulted in a $5.0 million increase in interest on deposit accounts. The increase in net interest margin and net interest spread was primarily attributable to a 78 basis point increase in the average yield on interest-earning assets. This increase was due to a change in the mix of interest-earning assets, as average loans as a percentage of total average interest-earning assets represented 84.1% for the three months ended September 30, 2018 compared to 81.9% for the three months ended September 30, 2017. Loans traditionally provide higher average yields than other interest earning assets such as investment securities and interest-bearing deposits in other banks.

For the three months ended September 30, 2018, interest expense totaled $8.6 million and the average rate paid on interest-bearing liabilities was 1.66%. For the three months ended September 30, 2017, interest expense totaled $3.2 million and the average rate paid on interest-bearing liabilities was 0.92%. The increase in interest expense of $5.4 million was due to growth in average interest bearing-liabilities of $709.4 million, or 52.1%, primarily due to the increase in interest bearing-liabilities assumed from the acquisitions of Sovereign and Liberty, organic growth in average interest bearing deposits, advances from FHLB and other borrowings and and increases in the prime rate.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2018, interest income not recognized on non-accrual loans was $331 thousand. For the three months ended September 30, 2017, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)	$2,432,095	$35,074	5.72%	$1,643,077	$20,706	5.00%
Securities available for sale	254,242	1,722	2.69	191,265	941	1.95
Interest-earning deposits in other banks	203,750	1,016	1.98	171,461	629	1.46
Investment in subsidiary	352	6	6.76	265	3	4.49
Total interest-earning assets	2,890,439	37,818	5.19	2,006,068	22,279	4.41
Allowance for loan losses	(16,160)			(9,910)
Noninterest-earning assets	358,935			202,352
Total assets	$3,233,214			$2,198,510
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,933,832	$7,762	1.59%	$1,294,187	$2,812	0.86%
Advances from FHLB	120,114	630	2.08	53,222	160	1.19
Other borrowings	16,690	250	5.94	13,793	178	5.12
Total interest-bearing liabilities	2,070,636	8,642	1.66	1,361,202	3,150	0.92
Noninterest-bearing liabilities:
Noninterest-bearing deposits	635,952			452,426
Other liabilities	11,750			6,898
Total noninterest-bearing liabilities	647,702			459,324
Stockholders’ equity	514,876			377,984
Total liabilities and stockholders’ equity	$3,233,214			$2,198,510
Net interest rate spread(2)			3.53%			3.49%
Net interest income		$29,176			$19,129
Net interest margin(3)			4.00%			3.78%
________________________________

(1)	Includes average outstanding balances of loans held for sale of $1,091 and $1,553 and deferred loan fees of $20 and $18 for the three months ended September 30, 2018 and 2017, respectively.

(2)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(3)	Net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$9,943	$4,425	$14,368
Securities available for sale	310	471	781
Investment in subsidiary	1	2	3
Interest-earning deposits in other banks	118	269	387
Total increase in interest income	10,372	5,167	15,539
Interest-bearing liabilities:
Interest-bearing deposits	1,390	3,560	4,950
Advances from FHLB	201	269	470
Other borrowings	37	35	72
Total increase in interest expense	1,628	3,864	5,492
Increase in net interest income	$8,744	$1,303	$10,047
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses, see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $3.1 million for the three months ended September 30, 2018, compared to $752 thousand for the same period in 2017, an increase of $2.3 million, or 306.5%. The provision recorded for the three months ended September 30, 2018 was a result of an increase in our loans as well an increase on the recorded provision on purchased credit impaired loans of $1.3 million compared to the three months ended September 30, 2017.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$809	$669	$140
(Loss) gain on sales of investment securities	(34)	205	(239)
Net gain on sales of loans and other assets owned	270	705	(435)
Bank-owned life insurance	194	188	6
Rental Income	414	—	414
Other	857	210	647
Total noninterest income	$2,510	$1,977	$533
Noninterest income for the three months ended September 30, 2018 increased $533 thousand, or 27.0%, to $2.5 million compared to noninterest income of $2.0 million for the same period in 2017. The primary components of the increase were as follows:

Gain on sales of loans and other assets owned. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $270 thousand for the three months ended September 30, 2018 compared to $705 thousand for the same period of 2017. This decrease of $435 thousand was primarily due to a decrease in sales of SBA-guaranteed loans resulting in a decrease in incremental gains of $416 thousand. The reduction in sales is due to the decrease in premium rates paid on the SBA loans below the interest rates earned by keeping the loan in the company’s portfolio.

Rental income. Rental income was $414 thousand for the three months ended September 30, 2018, an increase of $414 thousand compared to the same period of 2017. This increase resulted from the purchase of our corporate headquarters building during the fourth quarter of 2017 and the corresponding rental income from leasing space to tenants.

Other. Other noninterest income was $857 thousand for the three months ended September 30, 2018, an increase of $647 thousand compared to the same period of 2017. The increase in other income was primarily due to increases in late charges of $55 thousand and other loan related fees of $145 thousand attributable to loan and deposit organic growth and growth due to the Sovereign and Liberty acquisitions.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017	2018 vs. 2017
	(Dollars in thousands)
Salaries and employee benefits	$7,394	$5,921	$1,473
Non-staff expenses:
Occupancy and equipment	2,890	1,596	1,294
Professional fees	4,297	1,973	2,324
Data processing and software expense	697	719	(22)
FDIC assessment fees	288	410	(122)
Marketing	306	436	(130)
Amortization of intangibles	798	223	575
Telephone and communications	236	230	6
Other	1,340	1,014	326
Total noninterest expense	$18,246	$12,522	$5,724

Noninterest expense for the three months ended September 30, 2018 increased $5.7 million, or 45.7%, to $18.2 million compared to noninterest expense of $12.5 million for the three months ended September 30, 2017. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $7.4 million for the three months ended September 30, 2018, an increase of $1.5 million, or 24.9%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $1.9 million and payroll taxes of $222 thousand resulting from a higher headcount of 334 employees as of September 30, 2018 as compared to 270 employees as of September 30, 2017. The increased headcount is primarily due to the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions. Incentive costs increased $720 thousand which included employee stock compensation increases of $298 thousand that were also related to the higher headcount in 2018 as compared to 2017. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $1.5 million as a result of organic growth in loans during the three months ended September 30, 2018 compared to the same period in 2017.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $2.9 million for the three months ended September 30, 2018 compared to $1.6 million for the same period in 2017. The increase of $1.3 million, or 81.1%, was primarily due to an increase in lease and depreciation expense of $96 thousand from our acquisitions of Sovereign and Liberty in the third and fourth quarters of 2017. We also incurred higher property taxes, building expenses and depreciation expense of $234 thousand, $532 thousand and $191 thousand, respectively, as a result of our purchase of our corporate headquarters in December 2017, as well as depreciation expense of equipment of $99 thousand.
Professional fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $4.3 million for the three months ended September 30, 2018 compared to $2.0 million for the same period in 2017, an increase of $2.3 million, or 117.8%. This increase was primarily the result of increased merger related legal and professional service fees. During the three months ended September 30, 2018, the Company incurred $2.7 million of legal and professional service fees associated with the pending merger with Green as compared to legal and professional service fees of $1.4 million for the same period in 2017 due to the mergers with Sovereign and Liberty.

Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $798 thousand for the three months ended September 30, 2018 compared to $223 thousand for the same period in 2017. The increase of $575 thousand was primarily due to intangible assets associated with Sovereign and Liberty acquisitions, which increased our amortization expense by $208 thousand, as well as our lease commission intangible asset related to our purchase of our corporate headquarters, which increased our amortization expense by $366 thousand.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2018, we did not believe a valuation allowance was necessary.

For the three months ended September 30, 2018, income tax expense totaled $1.4 million , a decrease of $1.3 million, or 45.4%, compared to $2.7 million for the same period in 2017. The decrease was primarily attributable to the enactment of the Tax Act on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018.

We also recognized a discrete tax benefit of $688 thousand during the three months ended September 30, 2018 resulting from our revised estimate of deferred taxes based on the finalization of our 2017 U.S. federal income tax return. The revision in the estimate of deferred taxes primarily related to bank premises and equipment as we completed a cost segregation study on our corporate building for the 2017 tax return during the three months ended September 30, 2018.
Financial Condition

Our total assets increased $330.3 million, or 11.2%, from $2.9 billion as of December 31, 2017 to $3.3 billion as of September 30, 2018. Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2018, total loans were $2.4 billion. Excluding $26.3 million in loans that were sold in connection with the sale of two branch locations during the first quarter of 2018, total loans increased $237.3 million, or 21.2%, compared to $2.2 billion as of December 31, 2017. The increase was primarily due to continued organic growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market. In addition to these amounts, $1.4 million and $841 thousand in loans were classified as held for sale as of September 30, 2018 and December 31, 2017, respectively.

Total loans as a percentage of deposits were 92.0% and 98.0% as of September 30, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 74.6% and 75.8% as of September 30, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$723,140	29.6%	$684,551	30.6%
Real estate:
Construction and land	294,143	12.0%	277,825	12.4%
Farmland	10,853	0.5%	9,385	0.4%
1 - 4 family residential	289,808	11.9%	236,542	10.6%
Multi-family residential	50,317	2.0%	106,275	4.8%
Commercial real estate	1,069,088	43.7%	909,292	40.7%
Consumer	7,166	0.3%	9,648	0.5%
Total loans held for investment	$2,444,515	100%	$2,233,518	100%
Total loans held for sale	$1,425		$841

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans(1)	$21,822	$465
Accruing loans 90 or more days past due(2)	4,302	18
Total nonperforming loans	26,124	483
Other real estate owned:
Commercial real estate, construction, land and land development	—	449
Total other real estate owned	—	449
Total nonperforming assets	$26,124	$932
Restructured loans—non-accrual	257	15
Restructured loans—accruing	950	603
Ratio of nonperforming loans to total loans	1.07%	0.02%
Ratio of nonperforming assets to total assets	0.80%	0.03%
(1) Includes $17.2 million of PCI loans that were placed on non-accrual status during the three-months ended September 30, 2018.
(2) Loans 90 days past due and still accruing excludes $267 of PCI loans as of September 30, 2018.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2018	2017
	(Dollars in thousands)
Real estate:
Construction and land	$2,107	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial real estate	—	61
Commercial	19,712	398
Consumer	3	6
Total	$21,822	$465

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$289,816	$2,220	$2,107	$—	$—	$294,143
Farmland	10,816	—	—	—	37	10,853
1 - 4 family residential	289,101	305	314	—	88	289,808
Multi-family residential	50,317	—	—	—	—	50,317
Commercial real estate	1,035,028	5,081	12,025	—	16,954	1,069,088
Commercial	685,727	7,022	7,618	—	22,773	723,140
Consumer	6,984	—	182	—	—	7,166
Total	$2,367,789	$14,628	$22,246	$—	$39,852	$2,444,515

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial real estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518

Allowance for loan losses
As of September 30, 2018, the allowance for loan losses totaled $17.9 million, or 0.73%, of total loans. As of December 31, 2017, the allowance for loan losses totaled $12.8 million, or 0.57%, of total loans. The allowance for loan losses as a percentage of total loans was determined by the qualitative factors around the nature, volume and mix of the loan portfolio. The increase in the allowance for loan loss as a percentage of loans from December 31, 2017 was attributable to continued execution and success of our organic growth strategy and an increase in specific reserves on certain non-performing loans. Ending balances for the purchase discount related to impaired and non-impaired acquired loans were $10.9 million and $12.1 million, as of September 30, 2018 and December 31, 2017, respectively. PCI loans were $39.9 million and $47.6 million as of September 30, 2018 and December 31, 2017, respectively.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Average loans outstanding(1)	$2,341,562	$1,240,461
Gross loans outstanding at end of period(1)	$2,444,086	$1,907,509
Allowance for loan losses at beginning of period	$12,808	$8,524
Provision for loan losses	5,239	2,585
Charge-offs:
Residential	—	(11)
Commercial	(150)	(611)
Consumer	(21)	—
Total charge-offs	(171)	(622)
Recoveries:
Commercial	33	5
Total recoveries	33	5
Net charge-offs	(138)	(617)
Allowance for loan losses at end of period	$17,909	$10,492
Ratio of allowance to end of period loans	0.73%	0.55%
Ratio of net charge-offs to average loans	0.01%	0.05%

(1)	Excludes loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2017 to September 30, 2018. Loan balances increased from $2.2 billion as of December 31, 2017 to $2.4 billion as of September 30, 2018. Our allowance has increased consistently with the growth in our loan portfolio during the same period. In addition, our allowance for the nine months ended September 30, 2018 was impacted by a recorded provision on PCI loans of $1.3 million. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances for the nine months ended September 30, 2018 and 2017.

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

	As of		As of
	September 30, 2018		December 31, 2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,807	10.0%	$1,269	9.9%
Farmland	60	0.3	46	0.4
1 - 4 family residential	1,445	8.1	1,192	9.3
Multi-family residential	352	2.0	281	2.2
Commercial real estate	6,136	34.3	4,410	34.4
Total real estate	$9,800	54.7%	$7,198	56.2%
Commercial	8,104	45.3	5,588	43.6
Consumer	5	—	22	0.2
Total allowance for loan losses	$17,909	100.0%	$12,808	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2018, the carrying amount of investment securities totaled $256.2 million, an increase of $28.1 million, or 12.3%, compared to $228.1 million as of December 31, 2017, which is primarily due to security purchases of $90.0 million in the nine months ended September 30, 2018. This increase is partially offset by sales, paydowns and maturities of $55.5 million the nine months ended September 30, 2018. Securities represented 7.8% and 7.7% of total assets as of September 30, 2018 and December 31, 2017, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt–A, or second lien elements in our investment portfolio. As of September 30, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not (i) have the intent to sell any investment securities prior to recovery and/or maturity, (ii) believe it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) believe that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at September 30, 2018 is temporary and no credit impairment has been realized in the Company’s condensed consolidated financial statements.
As of September 30, 2018 and December 31, 2017, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.
Deposits
Total deposits as of September 30, 2018 were $2.7 billion, an increase of $377.6 million, or 16.6%, compared to $2.3 billion as of December 31, 2017. The increase from December 31, 2017 was primarily the result of a $87.4 million and $50.4 million increase in financial money market accounts and non-interest bearing demand deposits, respectively.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank Advances. The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2018 and December 31, 2017, total borrowing capacity of $957.7 million and $721.6 million, respectively, was available under this arrangement and $73.1 million and $71.2 million, respectively, was outstanding with a weighted average interest rate of 2.08% for the three months ended September 30, 2018 and 1.04% for the year ended December 31, 2017. Our current FHLB advances mature within five years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Funds Purchased. Federal funds purchased are unsecured overnight borrowings from other financial institutions. At December 31, 2017, the Company has $15.0 million in federal funds purchased carried at a rate of 2.00% which matured and was paid off on January 1, 2018. At September 30, 2018, the Company had no federal funds purchased outstanding.

Branch assets and liabilities held for sale

As of December 31, 2017, branch assets and liabilities held for sale were $33,552 and $64,627, respectively. During the nine months ended September 30, 2018, these branch asset and liabilities were all sold. As of September 30, 2018, no branch assets or liabilities were held for sale on the Company’s balance sheet. For further information, see Note 14 – “Branch Assets and Liabilities Held for Sale” in the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2018 and the year ended December 31, 2017, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $75.0 million and $55.0 million as of September 30, 2018 and December 31, 2017, respectively. There were no advances under these lines of credit outstanding as of September 30, 2018 and December 31, 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $3.1 billion for the nine months ended September 30, 2018 and $2.0 billion for the year ended December 31, 2017.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Sources of Funds:
Deposits:
Noninterest-bearing	19.8%	21.5%
Interest-bearing	59.7	58.0
Advances from FHLB	3.2	2.6
Other borrowings	0.5	0.7
Other liabilities	0.5	0.3
Stockholders’ equity	16.3	16.9
Total	100.0%	100.0%
Uses of Funds:
Loans	75.2%	72.3%
Securities available for sale	7.8	8.6
Interest-bearing deposits in other banks	5.4	10.2
Other noninterest-earning assets	11.6	8.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	24.9%	27.0%
Average loans to average deposits	94.5%	90.8%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 62.5% for the nine months ended September 30, 2018 compared to the year ended December 31, 2017. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of September 30, 2018, we had outstanding $860.9 million in commitments to extend credit and $7.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $606.5 million in commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2018, we had cash and cash equivalents of $261.8 million compared to $149.0 million as of December 31, 2017.
Analysis of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$38,841	$16,340
Net cash used in investing activities	(290,439)	(107,802)
Net cash provided by financing activities	364,344	8,047
Net change in cash and cash equivalents	$112,746	$(83,415)
Cash Flows Provided by Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities increased by $22.5 million when compared to the same period in 2017. The increase in cash from operating activities was primarily related to a $17.6 million in net income and a decrease in net originations of loans held for sale of $2.6 million partially offset by a decrease of $6.4 million in proceeds from the sale of loans held for sale.
Cash Flows Used in Investing Activities
For the nine months ended September 30, 2018, net cash used in investing activities increased by $182.6 million when compared to the same period in 2017. The increase in cash used in investing activities was primarily attributable to an $87.2 million decrease in sales of securities available for sale as a result of the Company selling acquired Sovereign securities that did not fit our investment strategy in the third quarter of 2017, with no corresponding sale in the nine months ended September 30, 2018. In addition, the increase was due to an increase of $29.8 million in net loans originated, an increase of $19.4 million cash paid to purchase available for sale securities and $31.8 million of cash used to settle the sale of two branches during the nine months ended September 30, 2018.
Cash Flows Provided in Financing Activities
For the nine months ended September 30, 2018, net cash provided by financing activities increased by $356.3 million when compared to the same period in 2017. The increase in cash provided by financing activities was primarily attributable to a $321.3 million increase in funding from deposits.
As of the nine months ended September 30, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $517.2 million as of September 30, 2018, compared to $488.9 million as of December 31, 2017, an increase of $28.3 million, or 5.8%. The increase from December 31, 2017 was primarily the result of $29.5 million in net income during the three months ended September 30, 2018 and was partially offset by other comprehensive loss of $3.8 million.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 11 – “Capital Requirements and Restrictions on Retained Earnings” to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2018 and December 31, 2017, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$381,915	13.22%	$342,521	13.16%
Tier 1 capital (to risk-weighted assets)	359,054	12.43	324,726	12.48
Common equity tier 1 (to risk-weighted assets)	347,353	12.02	313,024	12.03
Tier 1 capital (to average assets)	359,054	11.74	324,726	12.92
Bank
Total capital (to risk-weighted assets)	$340,023	11.75%	$296,207	11.37%
Tier 1 capital (to risk-weighted assets)	322,113	11.13	283,399	10.88
Common equity tier 1 (to risk-weighted assets)	322,113	11.13	283,399	10.88
Tier 1 capital (to average assets)	322,113	10.53	283,399	11.28
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
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2017.
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $860.9 million and $7.4 million, respectively, as of September 30, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•	risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	potential fluctuations in the market value and liquidity of our investment securities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with difficulties and/or terminations with third-party service providers and the services they provide;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	our ability to successfully execute the acquisition of Green;

•	our actual cost savings resulting from the acquisition of Green are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the Green acquisition are less than expected;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	9.97%	(3.51)%	9.45%	3.61%
+ 200	7.01%	(0.80)%	7.07%	4.82%
+ 100	3.82%	0.51%	4.13%	4.10%
Base	0.49%	—%	—%	—%
−100	(4.14)%	(4.16)%	(3.77)%	(5.69)%
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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Form of Voting Agreement, dated July 23, 2018, by and among Veritex Holdings, Inc. and certain shareholders of Green Bancorp, Inc. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed July 24, 2018).

10.2
Form of Voting Agreement, dated July 23, 2018, by and among Veritex Holdings, Inc. and the directors of Green Bancorp, Inc. (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed July 24, 2018).

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
101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 25, 2018	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2018	/s/ Noreen E. Skelly
Noreen E. Skelly
Chief Financial Officer
(Principal Financial and Accounting Officer)