Form 10-K
period 2018-12-31
Veritex Holdings, Inc.
filed 2019-02-27
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2018 was approximately $733,310,000.

At February 26, 2019, the Company had outstanding 54,538,601 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

VERITEX HOLDINGS, INC.
Annual Report on Form 10‑K
December 31, 2018

PART I
ITEM 1.  BUSINESS
Our Company
Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Veritex” refer to Veritex Holdings, Inc. and our wholly-owned banking subsidiary, Veritex Community Bank, and the terms “Bank” or “Veritex Bank” refer to Veritex Community Bank.
Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.
On January 1, 2019, we completed our acquisition of Green Bancorp, Inc. (“Green”), the parent holding company of Green Bank, N.A. (“Green Bank”), a national banking association headquartered in Houston, Texas with 21 full-services branches in the Houston, Dallas and other markets. Under the terms of the definitive agreement for the acquisition, each outstanding share of Green common stock, Green restricted stock units subject to acceleration vesting upon change in control and Green options exchanged subject to accelerated vesting upon change in control was converted into the right to receive 0.79 shares of our common stock, with cash paid in lieu of fractional shares of our common stock. In connection with the definitive agreement, Green was merged with and into Veritex, with Veritex continuing as the surviving corporation and immediately thereafter, Green Bank was merged with and into Veritex Bank, with Veritex Bank continuing as the surviving bank. Additionally, certain executive officers and a number of other key employees of Green have entered into employment agreements with us, which provide for certain compensatory arrangements and severance entitlements upon an involuntary termination following the closing date of the acquisition. Our primary reason for the transaction was to further solidify our market share in the Texas market.
After completing the Green acquisition, Veritex became one of the ten largest banks headquartered in Texas. Veritex Bank now has 43 full-service branch locations in Texas, with a concentration in the Dallas-Fort Worth and Houston metroplexes.

Our business is conducted through one reportable segment, community banking, where we generate the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Our primary customers are small and medium-sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision-making and relationship-driven, quality service we provide and our deep, long-term understanding of Texas community banking. As a result of consolidation, we believe that few locally-based banks are dedicated to providing this level of service to small and medium-sized businesses and professionals. Our management team’s long-standing presence and experience in Texas gives us unique insight into local market opportunities and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long-term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit talented bankers and strategically source potential acquisitions in our target markets.
We completed an initial public offering of our common stock in October 2014 as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As of June 30, 2018, the aggregate worldwide market value of our common equity held by non-affiliates exceeded the market value required to maintain emerging growth company status. As a result, beginning on January 1, 2019, we are no longer considered an emerging growth company. Our common stock is listed on the Nasdaq Global Market under the symbol “VBTX.”

Our History and Growth
We have experienced significant growth since commencing banking operations in 2010 through our strategy of pursuing organic growth and strategic acquisitions. Since inception, we have completed seven whole-bank acquisitions that increased our market presence within the Dallas-Fort Worth metroplex, including an acquisition that resulted in us entering the Houston metropolitan market in 2017. On August 1, 2017, we acquired Sovereign Bancshares, Inc. (“Sovereign”), a Texas corporation and the parent company of Sovereign Bank. On December 1, 2017, we acquired Liberty Bancshares, Inc. (“Liberty”), a Texas corporation and the parent company of Liberty Bank. Upon the completion of the Sovereign acquisition, in order to focus our growth efforts in the Dallas-Fort Worth and Houston markets, we made the strategic decision to exit the Austin market. On January 1, 2018, we completed the sale of two Austin branches acquired as part of the Sovereign acquisition. These branches were classified as held for sale on our consolidated balance sheets as of December 31, 2017. The completion of this branch sale resulted in our fully exiting the Austin market. As further discussed above, on January 1, 2019, we completed our acquisition of Green, a Texas corporation and the parent holding company of Green Bank. For further information, see Note 28 - Subsequent Events in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report. After completing the Green acquisition, Veritex became one of the ten largest banks headquartered in Texas.
Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes our seven completed acquisitions since inception through December 31, 2018:

	Date	Number of
	Completed	Branches	Locations
Bank Acquired
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	1	Las Colinas
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	2	Irving and Frisco
Sovereign Bank through Sovereign Bancshares, Inc.	August 2017	9	Dallas, Fort Worth, Houston and Austin(1)
Liberty Bank through Liberty Bancshares, Inc.	December 2017	5	Fort Worth
Green Bank through Green Bancorp, Inc.	January 2019	21	Houston and Dallas
(1) Upon the completion of the Sovereign acquisition, in order to focus our growth efforts in the Dallas-Fort Worth and Houston markets, we made the strategic decision to exit the Austin market. On January 1, 2018, we completed the sale of two Austin branches acquired as part of the Sovereign acquisition. These branches were classified as held for sale on our consolidated balance sheets as of December 31, 2017. The completion of this branch sale resulted in our fully exiting the Austin market.
Our Strategy
Our business strategy consists of the following components:

•
Continued Organic Growth.  Our organic growth strategy focuses on penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers is an important driver of our organic growth by virtue of its role in further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect to have continued success adding to our team of experienced bankers in order to grow our market presence. Also, preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

•
Pursue Strategic Acquisitions.  We intend to continue to grow through acquisitions. We believe there are banking organizations in our market area that face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs, which we believe will present attractive acquisition opportunities for us in the future. We believe we have developed an experienced and disciplined acquisition and integration approach capable of identifying candidates, conducting thorough due diligence, determining financial attractiveness and integrating the acquired institution. Utilizing our management team’s experience of acquiring financial institutions, we believe that we have built a corporate infrastructure capable of supporting additional acquisitions and continued organic growth. We believe our acquisition experience and our reputation as a successful acquirer position us to capitalize on potential additional opportunities in the future.

•
Improve Operational Efficiency and Increase Profitability.  We are committed to maintaining and enhancing profitability. We employ a systematic and calculated approach to improving our operational efficiency, which in turn, we believe, increases our profitability. We believe that our scalable infrastructure and efficient operating platform will allow us to achieve continued growth without incurring significant incremental noninterest expenses and will enhance our returns.

•
Strengthen Our Community Ties.  Our officers and employees are heavily involved in civic and community organizations, and we sponsor numerous activities that benefit our community. Our business development strategy, which focuses on building market share through personal relationships, as opposed to formal advertising, is consistent with our customer-centric culture and is a cost-effective approach to developing new relationships and enhancing existing ones.

Our Banking Services
We focus on delivering a wide variety of relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. A general discussion of the range of commercial banking products and other services we offer follows.
Lending Activities. As of December 31, 2018, loans totaled $2.6 billion, representing 79.6% of our total assets. Our loan portfolio consists of commercial real estate and general commercial loans, residential real estate loans, construction and land loans, farmland loans and consumer loans.
Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Executive Loan Committee and Directors’ Loan Committee provide company-wide credit oversight and periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.
Deposits. Deposits are our principal source of funds for our interest-earning assets. We believe that a critical component of our success is the importance we place on our deposit services. Our services include typical deposit functions of commercial banks, safe deposit facilities and commercial and personal banking services, in addition to our loan offerings. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including high net worth individuals and small to medium-sized businesses. We offer demand, savings, money market and time deposit accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers. We also pursue commercial deposit and financial institution money market accounts that will benefit from the utilization of our treasury management services.
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by customers, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit.
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

Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  As of December 31, 2018, the book value of our investment portfolio totaled $262.7 million, with an average yield of 2.67% and an estimated effective duration of approximately 3.19 years.
Our Market Area
We currently operate in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The economy in these areas is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. These market areas are among the most vibrant in the United States with rapidly growing populations, a high level of job growth, an affordable cost of living and a pro-growth business climate.
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by organizations outside the state. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and nationally, and more recently with financial technology companies that rely on technology to provide financial services. We believe that many small to medium-sized businesses and professionals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas. We also believe these customers seek established Texas bankers who have the expertise to act as trusted advisors regarding their banking needs. We believe Veritex can offer customers more responsive and personalized service. We also believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors - Risks Related to Veritex’s Business - Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.” in Item 1A of this report.
Employees
As of December 31, 2018, we had 327 full-time employees and three part-time employees. None of our employees are represented by a union. In August 2018, the Bank was named one of the “Best Banks to Work For 2018” by the American Banker. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of the Company.
Our Corporate Information
Our principal executive offices are located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225, and our telephone number is (972) 349-6200. Our website is www.veritexbank.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of the Company and its subsidiaries and are intended primarily for the protection of the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), the bank’s depositors and the public, rather than our shareholders or creditors.
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
Bank and Bank Holding Company Regulation
The Bank is a Texas-chartered banking association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC up to applicable legal limits. The Bank is a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
A company that acquires ownership or control of 25% or more of any class of voting securities of a bank or bank holding company, that controls the election of a majority of the board of directors of such an institution, or that exercises a controlling influence over the affairs of such an institution is a bank holding company and must obtain the prior approval of and later register with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). A company that acquires less than 25% but more than 5% of a class of voting securities may be required to enter into passivity commitments with the Federal Reserve. Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.
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
The Dodd-Frank Act and the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”)
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, enhanced oversight of credit rating agencies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.
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

•
Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless it makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules set conditions for “qualified mortgages,” including underwriting standards (for example, a borrower’s debt to income ratio may not exceed 43%) and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and are defined to include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages. EGRRCPA modifies certain of these requirements by, among other things, creating a safe harbor from the ability-to-repay standards for certain mortgage loans made by a bank with less than $10 billion in total consolidated assets.

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

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. The change in leadership at the CFPB in 2017, the release of a new strategic plan and the publication of formal requests for information on possible changes to its general supervisory program and its enforcement program suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws than the agency did when it first began operations, but we are unable to predict what effect, if any, these changes may have on the Bank.

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

•
Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we were an emerging growth company, we took advantage of the provisions of the JOBS Act, that allowed us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements. Since we are no longer an emerging growth company, we will need to seek these non-binding advisory votes at our next annual meeting of shareholders.

In May 2018, EGRRCPA was signed into law. While EGRRCPA preserves the fundamental elements of the post Dodd-Frank regulatory framework, it includes modifications that are intended to result in meaningful regulatory relief both from certain Dodd-Frank provisions and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA exempts us from the Volcker Rule, allows us to avoid the risk-based capital rules if we maintain a specific “community bank leverage ratio,” revises the capital treatment of certain commercial real estate loans, and amends certain Truth in Lending Act requirements for residential mortgage loans.
The Volcker Rule
Section 619 of the Dodd-Frank Act, popularly known as the “Volcker Rule,” generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with private equity funds and hedge funds. These prohibitions apply to banking entities of any size, including us and the Bank. In 2013, the Federal Reserve, together with the FDIC, the Office of the Comptroller of the Current (the “OCC”), the SEC and the Commodity Futures Trading Commission, issued regulations to implement the Volcker Rule. EGRRCPA exempts banks with total consolidated assets of $10 billion or less from the Volcker Rule. This exemption took effect upon enactment. The statute did not formally exempt bank holding companies under the $10 billion threshold from the Volcker Rule, but the federal banking agencies have pledged not to enforce it against these companies. Although we do not believe we engaged in any activities covered by the Volcker Rule, the exemption eliminates any need for a compliance program. We have reviewed the scope of the Volcker Rule and have determined that we do not have any activities or investments that are subject to the requirements of the rule at this time.
Notice and Approval Requirements Related to Control
Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. In addition to requirements that may apply under the BHC Act, described above under “Bank and Bank Holding Company Regulation,” the Change in Bank Control Act and the Texas Banking Act require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination of whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person is presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. The holdings of certain affiliated persons, or persons acting in concert, are typically aggregated for the purpose of applying the 10% and 25% thresholds.
In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, control of any other bank or bank holding company or all or substantially all the assets thereof; or more than 5% of the voting shares of a bank or bank holding company that is not already a subsidiary.
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
The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) has operated to limit such activities. FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity in which national banks are not permitted to engage, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the Deposit Insurance Fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.
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

Capital requirements have evolved over the last 30 years. The current requirement took effect on January 1, 2015, with phase-in periods for certain requirements; as of January 9, 2019, all of the requirements were fully phased in. The requirements are based on a set of international standards popularly known as Basel III. By virtue of the Dodd-Frank Act, the Company is broadly subject to the same requirements that apply to the Bank.
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
Under the rules, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A bank must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. The required deductions for banks include, among other items, goodwill (net of associated deferred tax liabilities), certain other intangible assets (net of deferred tax liabilities), certain deferred tax assets, gains on sale in connection with securitization exposures and investments in and extensions of credit to certain subsidiaries engaged in activities not permissible for national banks. The adjustments require several complex calculations and include adjustments to the amounts of deferred tax assets, mortgage servicing assets, and certain investments in the capital of unconsolidated financial institutions that are includable in common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital, subject to certain limitations. Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s allowance for loan and lease losses (“ALLL”). Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital. Tangible capital has the same definition as Tier 1 capital. Under the final rules, banking organizations were provided a one-time option in their initial regulatory financial report filed after January 1, 2015, to remove certain components of accumulated other comprehensive income from the computation of common equity regulatory capital.
The risk weights used for the risk-based capital calculations are 0% for cash, U.S. government securities, and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, and 600% for certain equity exposures. Loans that are past due by 90 days or more and commercial real estate (“CRE”) loans either with a loan-to-value ratio in excess of the supervisory ceilings or without a certain amount of contributed capital from the borrower must be risk-weighted at 150%. EGRRCPA narrowed the class of CRE loans subject to the 150% risk weight; CRE loans otherwise are risk weighted at 100%. Mortgage servicing assets and deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with the adjustment stated above are risk-weighted at 250%.
At December 31, 2018, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements. See Note 23 – Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to the consolidated financial statements included elsewhere in this report for more details.
The Company is subject to similar minimum capital requirements as the Bank, except that the Company is not subject to a tangible capital ratio requirement. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. As of December 31, 2018, the Company was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital requirements. For the Company to be “well capitalized,” the Bank must be well capitalized and the Company must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2018, the Company met all the requirements to be deemed well-capitalized.
In addition, applicable rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. This requirement is still phasing in and took full effect on January 1, 2019. In 2018 the buffer was 1.875%. The effect of the fully phased-in capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

Banks (and bank holding companies) with less than $10 billion in total consolidated assets may be exempt from the risk-based and leverage capital requirements as well as the capital conservation buffer if the federal banking agencies finalize a rule on the community bank leverage ratio (“CBLR”) and if the banks meet the requirements of the rule. EGRRCPA required the agencies to establish this ratio within a range of 8% to 10%. The agencies have proposed a rule with a 9% CBLR that would be available to banking firms under the $10 billion threshold provided that certain assets, liabilities, and off-balance sheet items were below certain ceilings.
These capital requirements are minimum supervisory ratios generally applicable to banking organizations. The Federal Reserve (and the other federal bank regulatory agencies) may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.  Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
In addition to the capital rules, the Bank is subject to the “prompt corrective action” (“PCA”) regime. This regime subjects an insured depository institution to increasingly stringent restrictions and supervisory actions by its primary federal regulator, if the institution becomes undercapitalized and its financial condition continues to deteriorate. Each U.S. insured depository institution falls within one of five assigned capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A well-capitalized institution is not subject to any restrictions on its activities and enjoys certain regulatory advantages such as streamlined processing of many applications. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and does not meet the criteria for a “well capitalized” bank. Adequately-capitalized status is necessary in order to undertake a variety of regulated activities. An institution that is adequately capitalized but not well capitalized may be restricted in its ability to rely on brokered deposits, discussed further below under “Brokered Deposits.” The pending CBLR proposal would treat a bank that met the CBLR requirements as well capitalized without reference to any of the current PCA ratios.
A depository institution is “under capitalized” if it has a total risk-based capital ratio of less than 8.0%, a common equity Tier 1 capital ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%. A depository institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%. An institution is critically undercapitalized if its ratio of tangible equity to total assets is equal to or less than 2.0%. Significantly undercapitalized institutions are subject to a wider array of adverse agency actions than undercapitalized institutions. A critically undercapitalized institution is likely to be place in receivership if it does not find a merger partner. Under certain circumstances, an institution may be treated as if the institution were in the next lower capital category.
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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2018, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

Regulatory Limits on Dividends and Distributions
As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III results in, additional restrictions on the ability of banking institutions to pay dividends.
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
On January 28, 2019, Veritex Holdings, Inc. announced that its Board of Directors declared the initiation of a regular quarterly cash dividend of $0.125 per share on our outstanding common stock. The dividend will be paid on or after February 21, 2019 to shareholders of record as of February 7, 2019. This is the first common stock dividend declared by the Board of Directors of the Company and reflects the strength of the Company's performance over the last fiscal year and the higher level of organic capital generation that resulted from the lower effective tax rates in the 2017 Tax Cuts and Jobs Act.

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
The Federal Reserve’s Regulation O regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests. Section 18(z) of the FDIA limits purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal shareholders.

Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. At December 31, 2018, the Company is considered a well capitalized insured depository institution with total brokered deposits of $234.2 million.
Concentrated Commercial Real Estate Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2018, total reported loans for construction, land development and other land represented over 100% of total capital, indicating a concentration in commercial real estate lending. At December 31, 2018, our management believes that it is in compliance with the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in commercial real estate lending.
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
The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the DIF exceeds 2.0% and higher thresholds. On September 30, 2018, the DIF exceeded its reserve ratio and, as such, the assessment regulations provide that after the reserve ratio reaches 1.38% (and provided that it remains at least 1.38%), the FDIC will automatically apply credits to small banks (total consolidated assets of less than $10 billion) to reduce small banks’ regular deposit insurance assessments up to the full amounts of their assessments or the full amount of their credits, whichever is less. Credits are awarded to any bank that was a small bank at some point during the credit calculation period. If a bank acquires another bank that is owed credits through merger or consolidation after the reserve ratio is exceeded, the acquiring bank is successor to any credits of the acquired small bank.
Future changes in insurance premiums could have an adverse effect on operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

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
Anti-Money Laundering and OFAC
Insured depository institutions and several other classes of financial institutions are subject to regulations under the Bank Secrecy Act and the USA PATRIOT Act of 2001 designed to prevent money laundering and the financing of terrorism. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components; (ii) establishment of a "know your customer" program involving due diligence to confirm the identity of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities; (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash; (iv) additional precautions for accounts sought and managed for non-U.S. persons; and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti- money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury’s Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator which, in the Bank's case, is the OCC.
Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Compliance with these requirements has been a special focus of the Federal Reserve and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputational damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.
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
The Federal banking agencies pay close attention to the cybersecurity practices of savings associations, banks, and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber attacks.
The Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) and related regulations are intended to encourage insured depository institutions to help meet the credit needs of low- to moderate-income communities and individuals within their institutions’ assessment areas. The CRA does not impose specific lending requirements, and it does not contemplate that an insured depository institution would take any action inconsistent with safety and soundness.

The Federal banking agencies evaluate the performance of each of their regulated institutions periodically to determine whether an institution’s performance is “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Each evaluation is made public, together with the underlying report. Outstanding or Satisfactory ratings often are a condition to qualify for certain regulatory benefits.
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
Veritex primarily conducts operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2018, the substantial majority of the loans in Veritex’s loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, Veritex is significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have a material adverse impact on Veritex’s business, financial condition, results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in Veritex’s portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect Veritex and its profitability more significantly and more adversely than its competitors whose operations are less geographically focused.

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
Veritex’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its loan portfolio is made more complex by uncertain market and economic conditions. While certain economic conditions in the U.S. have shown signs of improvement in recent years, economic growth has been slow and uneven as consumers continue to recover from previously high unemployment rates, lower housing values, concerns about the level of U.S. government debt and fiscal actions that may be taken to address this, as well as economic and political conditions in the global markets. Unfavorable economic trends, sustained high unemployment, and declines in real estate values can cause a reduction in the availability of commercial credit and can negatively impact the credit performance of commercial and consumer loans, resulting in increased write-downs. These negative trends can cause economic pressure on consumers and businesses and diminish confidence in the financial markets, which may adversely affect our business, financial condition, results of operations and ability to access capital. A worsening of these conditions, such as a recession or economic slowdown, would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
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
The majority of Veritex’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, Veritex’s earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Veritex’s interest sensitivity profile was asset sensitive as of December 31, 2018, meaning that it estimates net interest income would increase more from rising interest rates than from falling interest rates.
An increase in interest rates may also, among other things, reduce the demand for loans and Veritex’s ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect Veritex through, among other things, increased prepayments on its loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect Veritex’s net yield on interest-earning assets, loan origination volume, loan portfolio and overall results. Although Veritex’s asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of Veritex’s control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when Veritex places a loan on nonaccrual status, Veritex reverses any accrued but unpaid interest receivable, which decreases interest income. At the same time, Veritex continues to incur a cost to fund the loan, which is reflected as interest expense on deposits and borrowings, without any interest income to offset the associated funding expense. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other investments. Thus, an increase in the amount of nonperforming assets would have an adverse impact on Veritex’s net interest income.
Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.
Veritex’s nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (“TDRs”) adversely affect our net income in various ways. Veritex does not record interest income on nonaccrual loans and assets acquired through foreclosure. Veritex must establish an allowance for loan losses which reserves for losses inherent in the loan portfolio that are both probable and reasonably estimable. From time to time, Veritex also writes down the value of properties in its portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if Veritex’s estimate of the allowance for loan losses is inadequate, Veritex will have to increase the allowance for loan losses accordingly, which will have an adverse effect on Veritex’s earnings. Significant increases in the level of Veritex’s nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.

The small to medium-sized businesses that Veritex lends to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect Veritex’s results of operations and financial condition.
Veritex focuses its business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact the Dallas-Fort Worth metroplex, Houston metropolitan area or Texas generally, and small to medium-sized businesses are adversely affected or Veritex’s borrowers are otherwise affected by adverse business developments, Veritex’s business, financial condition and results of operations could be adversely affected.
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
As of December 31, 2018, Veritex’s allowance for loan losses was 0.75% of its total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses may occur in the future and may occur at a rate greater than Veritex has previously experienced. Veritex may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by its banking regulators. In addition, bank regulatory agencies will periodically review the allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require Veritex to recognize future charge-offs. These adjustments could adversely affect Veritex’s business, financial condition and results of operations.
Veritex’s financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.
The Financial Accounting Standards Board (“FASB”) and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The Company anticipates a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The change in methodology may result in material changes in the Company’s accounting for credit losses on financial instruments and create more volatility in the Company’s level of allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition, and results of operations.
Veritex may be unable to implement aspects of its growth strategy, which may affect its ability to maintain historical earnings trends.
Veritex’s business has grown rapidly, with a strategy focused on organic growth, supplemented by acquisitions. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Veritex may be unable to execute on aspects of its growth strategy to sustain its historical rate of growth or may be unable to grow at all. More specifically, Veritex may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of Veritex’s operations, the opening of new branches and the consummation of acquisitions. Further, Veritex may be unable to attract and retain experienced bankers, which could adversely affect its growth. The success of Veritex’s strategy also depends on its ability to effectively manage growth, which is dependent upon a number of factors, including the ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If Veritex fails to build infrastructure sufficient to support rapid growth or fails to implement one or more aspects of its strategy, Veritex may be unable to maintain historical earnings trends, which could have an adverse effect on Veritex’s business, financial condition and results of operations.
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
The market for acquisition targets is highly competitive, which may adversely affect Veritex’s ability to find acquisition candidates that fit its strategy and standards. Veritex faces significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than Veritex. Veritex’s ability to compete in acquiring target institutions will depend on the financial resources available to fund acquisitions, including the amount of cash and cash equivalents and the liquidity and market price of Veritex common stock. In addition, increased competition may also drive up the acquisition consideration that Veritex will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that Veritex is unable to find suitable acquisition targets, an important component of its growth strategy may not be realized.
Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect Veritex’s business. Veritex may not be able to complete future acquisitions or, if completed, may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities acquired or realize a reduction of redundancies. The integration process may also require significant time and attention from Veritex’s management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities Veritex acquires into its existing operations in a timely or effective manner may increase its operating costs significantly and adversely affect Veritex’s business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of Veritex’s tangible book value and net income per common share may occur in connection with any future acquisition. In addition, the carrying amount of any goodwill that is currently maintained or that may be acquired may be subject to impairment in future periods.

Combining Veritex and Green may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the acquisition may not be realized.
The success of our recent acquisition of Green will depend on, among other things, our ability to combine the businesses of Veritex and Green. It is possible that process of integrating Green’s business into Veritex’s could result in the loss of key employees, disruption to ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the acquisition. The loss of key employees could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the acquisition could be less than anticipated.
Veritex expects to incur substantial expenses related to the Green acquisition.
We expect to incur substantial expenses in connection with combining the business, operations, networks, systems, technologies, policies and procedures of Veritex and Green. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors and assumptions beyond our control that could affect the total amount or the timing of our combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.Due to these factors, the expenses associated with the acquisition could exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the acquisition. As a result of these expenses, Veritex expects to take charges against their earnings before and after the completion of the acquisition.
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
Veritex’s success depends on the continued service and skills of its executive management team. Veritex’s goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of its executive management team. Veritex’s success is also dependent in part on the continued service of its market presidents and relationship managers. The loss of any of these key personnel could adversely affect Veritex’s business because of their skills, years of industry experience, relationships with customers and the difficulty of promptly finding qualified replacement personnel. Veritex cannot guarantee that these executive officers or key employees will continue to be employed with them in the future.
The relatively unseasoned nature of a significant portion of Veritex’s loan portfolio may expose it to increased credit risks.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover Veritex’s outstanding exposure. Veritex’s loan portfolio has grown to $2.5 billion as of December 31, 2018, from $100.9 million as of December 31, 2010. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because Veritex’s relatively limited experience with such loans does not provide it with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-

off levels than Veritex’s historical loan portfolio experience, which could adversely affect Veritex’s business, financial condition and results of operations.
A large portion of Veritex’s loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.
As of December 31, 2018, $760.8 million, or 29.8%, of Veritex’s total loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than Veritex anticipates, thereby exposing it to increased credit risk. A significant portion of Veritex’s commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which Veritex’s commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose Veritex to credit losses and could adversely affect its business, financial condition and results of operations.
Veritex’s commercial real estate and construction and land loan portfolios expose it to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2018, $1.1 billion, or 43.2% of total loans, consisted of commercial real estate loans (including owner occupied commercial real estate loans) and $324.9 million, or 12.7% of total loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of Veritex’s non-owner occupied commercial real estate loan portfolio could require it to increase the allowance for loan losses, which would reduce profitability and could have a material adverse effect on Veritex’s business, financial condition and results of operations.
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
As of December 31, 2018, $1.8 billion, or 70.0% of total loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with Veritex’s real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of Veritex’s markets could increase the credit risk associated with Veritex’s loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in Veritex’s market areas could significantly impair the value of property pledged as collateral on loans and affect its ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on Veritex’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that Veritex would be required to increase the allowance for loan losses, which could adversely affect its business, financial condition and results of operations.
Veritex may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing its loan portfolio.
Hazardous or toxic substances or other environmental hazards may be located on the properties that secure Veritex’s loans. If Veritex acquires such properties as a result of foreclosure or otherwise, it could become subject to various environmental liabilities. For example, Veritex could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. Veritex could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, Veritex may own and operate certain properties that may be subject to similar environmental liability risks during any given fiscal year. At December 31, 2018, Veritex did not own any foreclosed or real estate assets. Although Veritex has policies and procedures that are designed to mitigate certain environmental risks, it may not detect all environmental hazards associated with these properties. If Veritex were to become subject to significant environmental liabilities, its business, financial condition and results of operations could be adversely affected.
Veritex has a concentration of loans outstanding to a limited number of borrowers, which may increase its risk of loss.
Veritex has extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2018, the aggregate amount of loans to its 10 and 25 largest borrowers (including related entities) amounted to $363.1 million, or 14.2% of total loans, and $650.7 million, or 25.5% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in Veritex’s loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to Veritex is more likely to have a material adverse effect on its business, financial condition and results of operations.
A  lack of liquidity could impair Veritex’s ability to fund operations and adversely affect its operations and jeopardize its business, financial condition and results of operations.
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
Veritex’s most important source of funds is core deposits. Core deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, such as money market funds, Veritex would lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.
Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of Veritex equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from Veritex’s brokered deposit network, which includes the Federal Home Loan Bank of Dallas (the “FHLB”) and the Federal Reserve Bank of Dallas (the “FRB”). Veritex also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize its activities, or on acceptable terms, could be impaired by factors that affect Veritex directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Veritex’s access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas-Fort Worth metroplex or by one or more adverse regulatory actions against Veritex.
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
Veritex was formed as a bank holding company in 2009 and commenced banking operations in 2010. Accordingly, Veritex has a limited operating history upon which to evaluate its business and future prospects. As a result, it is difficult, if not impossible, to predict future operating results and to assess the likelihood of the success of Veritex’s business. As a relatively young financial institution, Veritex Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations. Since Veritex is a relatively new financial institution, its management team and employees will shoulder the burdens of the business operations and a workload associated with business growth and capitalization that is disproportionately greater than a more mature, established financial institution.
Veritex may need to raise additional capital in the future, and if it fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, Veritex’s financial condition, liquidity and results of operations, as well as the ability to maintain regulatory compliance, could be adversely affected.
Veritex faces significant capital and other regulatory requirements as a financial institution. Veritex may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet its commitments and business needs, which could include the possibility of financing acquisitions. In addition, Veritex, on a consolidated basis, and Veritex Bank, on a standalone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require Veritex to raise additional capital or reduce its operations. Veritex’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on Veritex’s financial condition and performance. Accordingly, Veritex may be unable to raise additional capital if needed or on acceptable terms. If Veritex fails to maintain capital to meet regulatory requirements, its liquidity, business, financial condition and results of operations could be adversely affected.
Veritex could recognize losses on investment securities held in its securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
While Veritex attempts to invest a significant percentage of its assets in loans (its loan to deposit ratio was 97.4% as of December 31, 2018), it also invests a percentage of its total assets in investment securities (8.2% as of December 31, 2018) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2018, the fair value of Veritex’s securities portfolio was $262.7 million, which included a net unrealized loss of $3.7 million. Factors beyond Veritex’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, Veritex may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its business, financial condition and results of operations.

Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.
Veritex conducts its operations exclusively in Texas and particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area. Many of Veritex’s competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. Veritex also faces competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than Veritex can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in its market area. Increased competition in Veritex’s market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, Veritex may not be able to compete successfully against current and future competitors. If it is unable to attract and retain banking customers, Veritex may be unable to continue to grow loan and deposit portfolios, and its business, financial condition and results of operations could be adversely affected.
Veritex’s ability to compete successfully depends on a number of factors, including, among other things:

•	its ability to develop, maintain and build long‑term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which Veritex introduces new products and services relative to its competitors;

•	customer satisfaction with Veritex’s level of service;

•	the ability to expand Veritex’s market position; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Veritex’s competitive position, which could adversely affect its growth and profitability, which, in turn, could adversely affect its business, financial condition and results of operations.
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
We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Maintaining effective disclosure controls and procedures is necessary to identify information we must disclose in our periodic reports and maintaining effective internal control over financial reporting is necessary to produce reliable financial statements and to prevent fraud. If we fail to maintain effective disclosure controls and procedures or effective internal control over financial reporting, we may experience difficulty in satisfying our SEC reporting obligations. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our common stock, and could result in a suspension or delisting of our common stock.

We must also comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including material weaknesses, which would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is determined to exist, we must disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.
More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports with the SEC, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock, and could have a material adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
Veritex is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee or customer misconduct could subject Veritex to financial losses or regulatory sanctions and seriously harm its reputation. Misconduct by Veritex’s employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors or misconduct, and the precautions Veritex takes to prevent and detect these activities may not be effective in all cases. Employee errors could also subject Veritex to financial claims for negligence.
Veritex maintains a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect it from material losses associated with these risks, including losses resulting from any associated business interruption. If these internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect Veritex’s business, financial condition and results of operations.
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
Veritex depends on a number of relationships with third-party service providers. Specifically, Veritex receives certain services from third parties including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. Veritex’s operations could be interrupted if any of these third-party service providers experience difficulties, or terminate their services, and Veritex is unable to replace them with other service providers, particularly on a timely basis. If an interruption were to continue for a significant period of time, Veritex’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if Veritex is able to replace third-party service providers, it may be at a higher cost to it, which could adversely affect its business, financial condition and results of operations.
Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm Veritex’s reputation, and otherwise cause harm to Veritex’s business.
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are outsourced to third-party providers. Our facilities and systems, and those of our third-party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations. In addition, any damage, failure or security breach that causes breakdowns or disruptions in our general ledger, deposit, loan or other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime, and controls employed by our information technology department and our other employees and vendors could prove inadequate. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of Veritex. Further, the probability of a successful cyber-attack against us or one of our third-party service providers cannot be predicted. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
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
If the goodwill that Veritex has recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect its business, financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. Veritex reviews goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. Veritex may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and the Company may resume performing the qualitative assessment in any subsequent period. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2018, goodwill totaled $161.4 million. Although Veritex has not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect Veritex’s business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation
The ongoing changes in regulation could adversely affect Veritex’s business, financial condition, and results of operations.
In July 2010, the Dodd-Frank Act was signed into law. This statute and the implementing regulations have imposed significant regulatory and compliance changes on many industries, including Veritex’s. The enactment of EGRRCPA in 2018 and other rulemaking by the agencies may impose other costs or provide regulatory relief.  This evolving regulatory framework may impact the profitability of Veritex’s business activities, require changes to certain of its business practices, require the development of new compliance infrastructure, impose upon Veritex more stringent capital, liquidity and leverage requirements or otherwise adversely affect its business. These changes may also require Veritex to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect Veritex’s business, financial condition and results of operations.
Veritex operates in a highly regulated environment and the laws and regulations that govern its operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect Veritex’s business, financial condition and results of operations.
Veritex is subject to extensive regulation, supervision and legal requirements that govern almost all aspects of its operations. These laws and regulations are not intended to protect Veritex shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which Veritex can engage, limit the dividends or distributions that the Bank can pay to Veritex, restrict the ability of institutions to guarantee Veritex’s debt, and impose certain specific accounting requirements on Veritex that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Veritex’s failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject it to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of its securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Veritex’s business, financial condition and results of operations.
State and federal banking agencies periodically conduct examinations of Veritex’s business, including its compliance with laws and regulations, and failure to comply with any supervisory actions to which Veritex is or may become subject as a result of such examinations could adversely affect Veritex’s business, financial condition and results of operations.
Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of Veritex’s business, including its compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of Veritex’s operations had become unsatisfactory, or that Veritex, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to prohibit “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Veritex’s capital levels, to restrict its growth, to assess civil monetary penalties against Veritex, the Bank or their respective officers or directors, to remove officers and directors and to terminate the Bank’s deposit insurance upon notice and hearing. If Veritex becomes subject to such regulatory actions, its business, financial condition, results of operations and reputation could be adversely affected.
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
In order to comply with regulations, guidelines and examination procedures in this area, Veritex has dedicated significant resources to its Bank Secrecy Act anti-money laundering programs. If its policies, procedures and systems are deemed deficient, Veritex could be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plans, such as acquisitions and de novo branching.
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
As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its deposit insurance assessment methodology, which has had the effect of raising deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. Veritex is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, Veritex may be required to pay FDIC premiums higher than current levels. Veritex’s FDIC insurance related costs were $1.2 million for each of the years ended December 31, 2018 and 2017, compared to $661 thousand for the year ended December 31, 2016. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect Veritex’s earnings and results of operations.

Veritex is subject to increased capital requirements, which may adversely impact return on equity or prevent Veritex from paying dividends or repurchasing shares.
The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to banks and bank and savings and loan holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets. The capital rules apply to all bank holding companies with $1 billion or more in consolidated assets and all banks regardless of size.
The revised capital rules subjected Veritex to higher required capital levels on January 1, 2015, with a phase-in period for certain provisions over four years that began in 2016. As of January 1, 2019, the capital requirements were fully phased in.

The application of more stringent capital requirements on Veritex could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if Veritex were to be unable to comply with such requirements.
EGRRCPA provides for a new community bank leverage ratio of between 8% and 10% for banking organizations with no more than $10 billion in total consolidated assets in place of the current risk-based and leverage capital requirements, including the capital conservation buffer. The federal banking agencies are still developing a regulation for this leverage ratio and we cannot currently predict the possible impact of those regulations on our business at this time.

The Federal Reserve may require Veritex to commit capital resources to support the Bank.
A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failing to commit resources to such a subsidiary bank. Accordingly, Veritex could be required to provide financial assistance to the Bank if it experiences financial distress.
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
In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” could have a material adverse effect on the market price of Veritex’s common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of Veritex’s common stock over the short, medium or long-term, regardless of Veritex’s actual performance. If the market price of Veritex’s common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If Veritex were to be involved in a class action lawsuit, it could divert the attention of senior management and could adversely affect Veritex’s business, financial condition and results of operations.
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
As of December 31, 2018, Veritex had approximately $5.0 million outstanding in aggregate principal amount of subordinated promissory notes held by investors, and, in the aggregate, $11.7 million of junior subordinated debentures issued to two statutory trusts that in turn issued $11.4 million in the aggregate of trust preferred securities. In the future, Veritex may incur additional indebtedness. Upon Veritex’s liquidation, dissolution or winding up, holders of its common stock will not be entitled to receive any payment or other distribution of assets until after all of Veritex’s obligations to its debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, Veritex is required to pay interest on its outstanding indebtedness before it pays any dividends on its common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond Veritex’s control, the amount, timing, nature or success of Veritex’s future capital raising efforts is uncertain. Thus, holders of Veritex’s common stock bear the risk that Veritex’s future issuances of debt securities or its incurrence of other borrowings will negatively affect the market price of its common stock.
Veritex depends on the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact Veritex’s ability to satisfy its obligations.
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
Veritex’s dividend policy may change without notice, its future ability to pay dividends is subject to restrictions, and Veritex may not pay dividends in the future.
In January 2019, we initiated a quarterly cash dividend on our common stock. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. As a bank holding company, Veritex’s ability to pay dividends is also affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to Veritex as its principal source of funds to pay such dividends. Veritex Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to Veritex. In addition, in the future, Veritex may enter into borrowing or other contractual arrangements that restrict its ability to pay dividends. As a consequence of these various limitations and restrictions, Veritex may not be able to make, or may have to reduce or eliminate, the payment of dividends on its common stock. Any change in the level of Veritex’s dividends or the suspension of the payment thereof could have a material adverse effect on the market price of Veritex’s common stock. See also “Item 1. Business-Regulation and Supervision-Regulatory Limits on Dividends and Distributions.”
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain Veritex’s resources, increase its costs and distract management.
Veritex completed its initial public offering in October 2014. As a public company, Veritex incurs significant legal, accounting and other expenses that it did not incur as a private company. Veritex also incur costs associated with its public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, stock exchange rules and the rules implemented by the SEC. These rules and regulations have increased Veritex’s legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for Veritex to obtain director and officer liability insurance. As a result, it may be more difficult for Veritex to attract and retain qualified individuals to serve on its board of directors or as executive officers.
As of January 1, 2019, Veritex is no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to Veritex.
As of January 1, 2019, we no longer qualify as an “emerging growth company” as defined in the JOBS Act. Consequently, we are now or will soon be subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our previous status as an emerging growth company. These requirements include:

•
requirement to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
compliance with any new requirements proposed by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Compliance with these additional requirements may increase our compliance and financial reporting expenses and may divert management’s attention from other aspects of our business. Failure to comply with these requirements could subject us to enforcement actions by the SEC, which could divert management’s attention, damage our reputation and adversely affect our business, financial condition or results of operations.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At December 31, 2018, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2018, we had 20 full-service branches and one mortgage office located in the Dallas-Fort Worth metroplex and one full-service branch in the Houston metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2018, we owned eleven of our branch locations and leased the mortgage office and remaining ten branch locations. The remaining terms of our leases on our full-services branches range from one to five years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $77.0 million at December 31, 2018. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
For more information about our bank premises and equipment and operating leases, please see Note 6 and Note 15 of the Notes to Consolidated Financial Statements contained in Item 15 of this report.

ITEM 3.  LEGAL PROCEEDINGS
We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition laws, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.
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
Holders of Record
As of February 26, 2019, there were 465 holders of record of our common stock.
Dividend Policy
To date, we have not paid cash dividends on our common stock. In January 2019, our board of directors declared the initiation of a regular quarterly cash dividend of $0.125 per share on our outstanding common stock. The dividend was paid on February 21, 2019 to shareholders of record as of February 7, 2019.
The timing, declaration, amount and payment of any future cash dividends are at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, there are regulatory restrictions on our ability and the ability of the

Bank to pay dividends. See “Item 1A. Risk Factors-Veritex’s dividend policy may change without notice, its future ability to pay dividends is subject to restrictions, and Veritex may not pay dividends in the future” and “Item 1. Business-Regulation and Supervision-Regulatory Limits on Dividends and Distributions.”
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of our peer group and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2018. The following information reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the peer group and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Veritex Holdings, Inc.	$100.00	$101.58	$116.20	$191.47	$197.79	$153.26
Peer Group(1)	100.00	98.75	93.62	145.10	159.48	127.11
Nasdaq Bank Index	100.00	110.05	117.34	158.44	164.00	134.64
(1) Our peer group includes Bancfirst Corporation, Cadence Bancorp LLC, Chemical Financial Corporation, CVB Financial Corp., Eagle Bancorp, Inc., First Financial Bankshares, Inc., Allegiance Bancshares, Inc., Origin Bancorp, Inc., Hilltop Holdings, Inc., Independent Bank Group, Inc., LegacyTexas Financial Group, Inc., Servisfirst Bancshares, Inc., Simmons First Nation Corporation, Southside Bancshares, Inc. and Pacific Premier Bancorp, Inc.

Comparison of Cumulative Total Return
Stock Repurchases
No purchases of our common stock were made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2018.  In January 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC.

The Stock Buyback Program expires on December 31, 2019 and does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the board of directors at any time prior to its expiration.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$3,208,550	$2,945,583	$1,408,507	$1,039,551	$802,231
Cash and cash equivalents	84,449	149,044	234,791	71,551	93,251
Investment securities	262,695	228,117	102,559	75,813	45,127
Total loans(1)	2,555,509	2,233,518	991,897	820,567	603,310
Allowance for loan losses	19,255	12,808	8,524	6,772	5,981
Goodwill	161,447	159,452	26,865	26,865	19,148
Intangibles	15,896	20,441	2,181	2,410	1,261
Noninterest-bearing deposits	626,283	612,830	327,614	301,367	251,124
Interest-bearing deposits	1,996,145	1,665,800	792,016	567,043	387,619
Total deposits	2,622,428	2,278,630	1,119,630	868,410	638,743
Advances from FHLB	28,019	71,164	38,306	28,444	40,000
Other borrowings	16,691	31,689	8,035	8,027	8,019
Total stockholders’ equity	530,638	488,929	239,088	132,046	113,312
Selected Income Statement Data:
Net interest income	$114,189	$68,508	$40,955	$31,459	$25,340
Provision for loan losses	6,603	5,114	2,050	868	1,423
Net interest income after provision for loan losses	107,586	63,394	38,905	30,591	23,917
Noninterest income	11,910	7,576	6,503	3,704	2,496
Noninterest expense	69,259	42,789	26,390	21,388	18,503
Income before income tax	50,237	28,181	19,018	12,907	7,910
Income tax expense	10,896	13,029	6,467	4,117	2,705
Net income	39,341	15,152	12,551	8,790	5,205
Preferred dividends	—	42	—	98	80
Net income available to common stockholders	$39,341	$15,110	$12,551	$8,692	$5,125
Share Data:
Basic earnings per common share	$1.63	$0.82	$1.16	$0.86	$0.73
Diluted earnings per common share	1.60	0.80	1.13	0.84	0.72
Book value per common share	21.88	20.28	15.73	12.33	11.12
Tangible book value per common share(2)	14.57	12.75	13.82	9.59	8.96
Basic weighted average common shares outstanding	24,169	18,404	10,849	10,061	6,992
Diluted weighted average common shares outstanding	24,590	18,810	11,058	10,332	7,152
Performance Ratios:
Return on average assets(3)	1.26%	0.76%	1.06%	0.98%	0.75%
Return on average equity(3)	7.73	4.54	8.80	6.94	6.28
Net interest margin(4)	4.09	3.77	3.72	3.80	3.78
Efficiency ratio(5)	54.92	56.24	55.61	60.83	66.47
Loans to deposits ratio	97.45	98.02	88.59	94.50	94.45
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.77%	0.03%	0.17%	0.05%	0.07%
Nonperforming loans to total loans	0.97	0.02	0.18	0.08	0.07
Allowance for loan losses to nonperforming loans	77.81	2,651.76	479.95	1,003.26	1,371.79
Allowance for loan losses to total loans	0.75	0.57	0.86	0.83	0.99
Net charge-offs to average loans outstanding	0.01	0.06	0.03	0.01	0.08
Capital Ratios:
Total stockholders’ equity to total assets	16.54%	16.60%	16.97%	12.70%	14.12%
Tangible common equity to tangible assets(6)	11.66	11.12	15.23	10.17	10.86
Tier 1 capital to average assets(3)	12.04	12.92	16.82	10.75	12.66
Tier 1 capital to risk-weighted assets	12.18	12.48	20.72	12.85	15.45
Common equity tier 1 (to risk-weighted assets)	11.80	12.03	20.42	12.48	n/a
Total capital to risk-weighted assets	12.98	13.16	22.02	14.25	17.21

(1)
Total loans does not include loans held for sale and deferred fees. Loans held for sale were $1.3 million as of December 31, 2018, $0.8 million as of December 31, 2017,  $5.2 million as of December 31, 2016, $2.8 million as of December 31, 2015 and $8.9 million as of December 31, 2014. Deferred fees were $15 thousand as of December 31, 2018, $28 thousand of December 31, 2017, $55 thousand as of December 31, 2016, $62 thousand as of December 31, 2015 and $51 thousand as of December 31, 2014.

(2)
We calculate tangible book value per common share as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization, divided by the number of common shares outstanding at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is book value per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

(3)
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

(4)	Net interest margin represents net interest income, annualized, divided by average interest-earning assets.

(5)	Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(6)
We calculate tangible common equity as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. We calculate tangible common equity to tangible assets as tangible common equity divided by tangible assets. Tangible common equity to tangible assets is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the accompanying notes included Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
We are a bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas.Our current primary market now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan markets in Texas.
Our business is conducted through one reportable segment, community banking, where we generate the majority of our revenues from interest income on loans and securities, customer service and loan fees and gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas-Fort Worth metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the State of Texas.
2018 Highlights

Green Bancorp, Inc.

On July 23, 2018, the Company entered into a definitive agreement with Green, the parent holding company for Green Bank, in an all-stock merger valued at approximately $1 billion. The agreement provided for the merger of Green and Green Bank with and into Veritex and Veritex Community Bank, respectively. At the effective time of the merger, each share of Green common stock was converted into the right to receive 0.79 shares of Veritex common stock, with cash paid in lieu of fractional shares of Veritex common stock. The acquisition closed on January 1, 2019.

Anticipated Trends

This discussion of trends expected to impact our business in 2019 is based on information presently available and reflects certain assumptions, including assuming a continuation of the current economic and low rate environment. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2019:

•	Successful completion of our recent acquisition of Green and expected meaningful costs savings and consolidation of our back office functions

•	Continued emphasis on credit quality and relationship banking.

•	Continued leverage of our strong capital through accretive organic growth and merger and acquisition opportunities.

•	Net charge-offs to remain low, with continued solid performance of the overall loan portfolio.

Results of Operations for the Fiscal Years Ended December 31, 2018 and December 31, 2017
General
Net income available to common stockholders for the year ended December 31, 2018 was $39.3 million, an increase of $24.2 million, or 160.4%, from net income available to common stockholders of $15.1 million for the year ended December 31, 2017.
Basic earnings per share (“EPS”) for the year ended December 31, 2018 was $1.63, an increase of $0.81 from $0.82 for the year ended December 31, 2017. Diluted earnings per share for the year ended December 31, 2018 was $1.60, an increase of $0.80 from $0.80 for the year ended December 31, 2017.
Net Interest Income
Our operating results depend primarily on our net interest income, calculated as the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Fluctuations in market interest rates impact the yield and rates paid on interest sensitive assets and liabilities. Changes in the amount and type of interest-earning assets and interest-bearing liabilities also impact net interest income. The variance driven by the changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a “volume change.” Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are referred to as “rate changes.”
To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.
For the year ended December 31, 2018, net interest income totaled $114.2 million compared to net interest income of $68.5 million for the year ended December 31, 2017, an increase of $45.7 million, or 66.7%. This increase was primarily due to a $64.7 million, or 81.3%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $19.0 million, or 172.0%, for the year ended December 31, 2018. Interest income was $144.2 million, compared to $79.6 million for the years ended December 31, 2018 and 2017, respectively. The primary drivers of increased interest income was the growth on interest earned on average loans, accretion recognized on acquired loans, increased volumes in all loan categories and benefits of increases in the prime rate for new and renewed loans. Interest earned on average loans outstanding for the year ended December 31, 2018 compared to average loans outstanding for the year ended December 31, 2017 increased $60.7 million, or 82.2%. The growth in average loans was the result of new loan originations and growth of existing customer loan balances. Average loan balances grew from $1.4 billion for the year ended December 31, 2017 to $2.4 billion for the year ended December 31, 2018, an increase of $941.7 million, or 65.3%.
Interest expense for the year ended December 31, 2018 was $30.0 million, compared to $11.0 million for the year ended December 31, 2017, an increase of $19.0 million, or 172.0%. The year-over-year increase was due to the growth of average interest-bearing liabilities of $773.2 million, or 63.6%, primarily due to the increase in interest bearing liabilities assumed from Sovereign and Liberty, as Veritex realized a full year of interest expense on both Sovereign and Liberty interest-bearing liabilities in the year ending December 31, 2018, organic growth in average interest-bearing deposits and a change in deposit mix.
Net interest margin and net interest spread were 4.09% and 3.66%, respectively, for the year ended December 31, 2018 compared to 3.77% and 3.48%, respectively, for the year ended December 31, 2017. The increase in net interest margin by 32 basis points and increase in net interest spread by 18 basis points was due to an increase in the average yield earned on interest-bearing assets by 78 basis points, which was offset by an increase in the average yield paid on interest-bearing liabilities by 60 basis points. The average interest earned on interest-bearing assets increased to 5.17% during the year ended December 31, 2018 from 4.39% for the year ended December 31, 2017. The average interest paid on interest-bearing liabilities increased to 1.51% during the year ended December 31, 2018 from 0.91% for the year ended December 31, 2017.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2018, interest income not recognized on non-accrual loans, excluding purchased credit impaired (“PCI”) loans, was $724 thousand. For the year ended December 31, 2017, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
Assets
Interest-earning assets:
Total loans(1)(2)	$2,382,946	$134,460	5.64%	$1,441,295	$73,795	5.12%
Securities available for sale	247,163	6,605	2.67%	170,253	3,462	2.03%
Interest-earning deposits in financial institutions	160,402	3,149	1.96%	202,314	2,287	1.13%
Investment in subsidiary	340	20	5.88%	202	8	3.96%
Total interest-earning assets	2,790,851	144,234	5.17%	1,814,064	79,552	4.39%
Allowance for loan losses	(15,324)			(9,567)
Noninterest-earning assets(2)	356,901			176,471
Total assets	$3,132,428			$1,980,968
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits(2)	$1,277,186	17,599	1.38%	$871,212	8,981	1.03%
Certificates and other time deposits	608,041	9,714	1.60%	279,821	897	0.32%
Advances from FHLB	87,366	1,701	1.95%	51,196	531	1.04%
Other borrowings	16,748	1,031	6.16%	13,878	635	4.58%
Total interest-bearing liabilities	1,989,341	30,045	1.51%	1,216,107	11,044	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing deposits(2)	621,613			425,124
Other liabilities(2)	12,456			6,802
Total noninterest-bearing liabilities	2,623,410			1,648,033
Stockholders’ equity	509,018			332,935
Total liabilities and stockholders’ equity	$3,132,428			$1,980,968
Net interest spread			3.66%			3.48%
Net interest income		$114,189			$68,508
Net interest margin			4.09%			3.77%

(1)	Includes average outstanding balances of loans held for sale of $1,198 and $2,493 for the twelve months ended December 31, 2018 and 2017, respectively.

(2)
Includes average outstanding balances of branch assets and liabilities held for sale in total loans, noninterest-bearing assets, interest-bearing deposits, noninterest-bearing deposits and other liabilities for the year ended December 31, 2017.

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

	For the Year Ended December 31, 2018
	Compared to 2017
	Increase (Decrease) Due To
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$53,109	$7,556	$60,665
Securities available for sale	2,053	1,090	3,143
Interest-earning deposits in financial institutions	(821)	1,683	862
Investment in subsidiary	8	4	12
Total increase in interest income	54,349	10,333	64,682
Interest-bearing liabilities:
Interest-bearing deposits	5,602	3,016	8,618
Certificates and other time deposits	5,252	3,565	8,817
Advances from FHLB	705	465	1,170
Other borrowings	177	219	396
Total increase in interest expense	11,736	7,265	19,001
Increase (decrease) in net interest income	$42,613	$3,068	$45,681
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $6.6 million for the year ended December 31, 2018, compared to $5.1 million for the same period in 2017, an increase of $1.5 million, or 29.1%. The increase in provision expense was attributable to continued execution and success of our organic growth strategy and an increase in specific reserves on certain non-performing loans, including $1.3 million in specific reserves recorded on PCI loans that were placed on non-accrual status after the Company obtained information that precluded it from reasonably estimating the timing and amount of future cash flows. In addition, net charge-offs decreased $674 thousand for the year ended December 31, 2018 compared to the same period in 2017.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, (loss) gain on the sale of investment securities, gains on the sale of loans and other assets owned and rental income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended
	December 31,
			Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,420	$2,502	$918
Loan fees	1,332	657	675
(Loss) gain on sales of investment securities	(64)	222	(286)
Gain on sales of loans and other assets owned	3,056	3,141	(85)
Rental income	1,654	139	1,515
Other	2,512	915	1,597
Total noninterest income	$11,910	$7,576	$4,334
Noninterest income for the year ended December 31, 2018 increased $4.3 million, or 57.2%, to $11.9 million compared to noninterest income of $7.6 million for the same period in 2017. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $3.4 million for the year ended December 31, 2018, an increase of $918 thousand, or 36.7%, over the same period in 2017. This increase was primarily attributable to acquisitions and organic growth in the number of deposit accounts.
Loan fees. Loan fees were $1.3 million for the year ended December 31, 2018 compared to $657 thousand for the same period in 2017. The increase of $675 thousand was primarily attributable to acquisitions and organic loan growth.
Rental income. Rental income increased $1.5 million from $139 thousand for the year ended December 31, 2017. This increase resulted from the purchase of our corporate headquarter building during the fourth quarter of 2017 and the corresponding rental income from leasing space to tenants.
Other. Other noninterest income was $2.5 million for the year ended December 31, 2018, an increase of $1.6 million, or 174.5%, compared to the same period in 2017. The increase was primarily due to a $428 thousand increase in dividend income as a result of bi-annual Federal Reserve Bank stock dividends attributable to additional purchases of Federal Reserve Bank stock and a $355 thousand gain on sale of assets resulting from the completion of the sale of certain assets and liabilities associated with two branch locations in the Austin market during the year ended December 31, 2018.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, including Federal Deposit Insurance Corporation (“FDIC”) assessments, data processing expenses, and advertising and promotion expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2018	2017	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$31,138	$20,828	$10,310
Non-staff expenses:
Occupancy and equipment	10,679	5,618	5,061
Professional and regulatory fees	6,132	2,981	3,151
Data processing and software expense	3,020	2,217	803
FDIC assessment fees	1,150	1,177	(27)
Marketing	1,783	1,293	490
Amortization of intangibles	3,467	964	2,503
Telephone and communications	1,299	720	579
Merger and acquisition expense	5,220	2,691	2,529
Other	5,371	4,300	1,071
Total noninterest expense	$69,259	$42,789	$26,470
Noninterest expense for the year ended December 31, 2018 increased $26.5 million, or 61.9%, to $69.3 million compared to noninterest expense of $42.8 million for the same period in 2017. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with Accounting Standards Codification (“ASC”) 310-20. Salaries and employee benefits were $31.1 million for the year ended December 31, 2018, an increase of $10.3 million, or 49.5%, compared to the same period in 2017. The increase was primarily attributable to increased employee compensation of $9.6 million resulting from a higher headcount over the full year related to the Sovereign and Liberty acquisitions, a $2.6 million increase in incentive costs primarily related to increased stock compensation and a $641 thousand increase in lender incentives and employee bonuses. Employee benefits and payroll taxes also increased $1.4 million, compared to the same period in 2017 due to higher employee headcount. These increases in salaries and employee benefits were partially offset by direct loan origination costs which increased $4.0 million as a result of the growth in loans during the year ended December 31, 2018 compared to the same period in 2017.
Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $10.7 million for the year ended December 31, 2018, compared to $5.6 million for the same period in 2017. The increase of $5.1 million, or 90.1%, was primarily due to the $1.5 million consent fee paid in connection with the execution of an assignment agreement in the first quarter of 2018 to assign one of our branch leases that we ceased using during 2017. The increase was also related to higher depreciation expense and property taxes of $907 thousand and $837 thousand, respectively, recognized due to the purchase of our corporate headquarters in December 2017. We also recognized increased rent expense of $534 thousand and increased depreciation on equipment of $476 thousand as a result of an increase in leased branches and owned equipment from the acquisitions of Sovereign and Liberty.

Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional and regulatory fees were $6.1 million for the year ended December 31, 2018, an increase of $3.1 million, or 75.1%, compared to the same period in 2017. This increase was primarily the result of increased information technology professional support services and loan-related legal fees.

Amortization of intangibles. Amortization of intangibles was $3.5 million for the year ended December 31, 2018, an increase of $2.5 million or 259.6%, compared to $964 thousand for the same period in 2017. This increase was due to a $1.5 million increase in amortization expense of the lease commission intangibles related to the purchase of our corporate headquarters building in December of 2017 as the Company recognized a full year of amortization expense. It was also related to increased amortization expense of core deposit intangible (“CDI”) as the Company recognized a full year of amortization expense on core deposits acquired in the acquisitions of Sovereign and Liberty in 2017.

Merger and acquisition expense. Merger and acquisition expense includes legal, professional, audit, regulatory and other expenses incurred in connections with a merger or acquisition. Merger and acquisition expense was $5.2 million for the year ended December 31, 2018, an increase of $2.5 million, or 94.0%, compared to the same period in 2017. This increase was primarily the result of increased legal and professional fees related to our acquisition of Green which closed on January 1, 2019. The Company incurred $2.3 million in professional services fees, $1.6 million in legal expenses, $468 thousand in data processing expenses, $398 thousand in severance costs and $383 thousand in IT support related to mergers and acquisitions during the year ended December 31, 2018.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $1.1 million, or 24.9%, to $5.4 million for the year ended December 31, 2018, compared to $4.3 million for the same period in 2017 primarily related to higher insurance expense of $408 thousand, security expense of $291 thousand, ATM and interchange expenses of $225 thousand, and supplies and printing expense of $219, each resulting from our continued organic growth and growth through acquisitions.

Income tax expense. The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2018, the Company did not believe a valuation allowance was necessary.

For the year ended December 31, 2018, income tax expense totaled $10.9 million, a decrease of $2.1 million, or 16.4%, compared to $13.0 million for the same period in 2017. Our effective tax rate decreased from 46.2% for the year ended December 31, 2017 to 21.7% for the year ended December 31, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory income tax rate to 21%, effective on January 1, 2018, and resulted in significant modifications to existing tax law. The higher effective tax rate for the year ended December 31, 2017 reflects an income tax charge of $3.1 million related to the re-measurement of our deferred tax assets and deferred tax liabilities at the new effective tax rate resulting from the enactment of the Tax Act. In accordance with Staff Accounting Bulletin (“SAB”) 118, a company may adjust its initial assumptions and judgments, not to exceed one year from enactment, upon obtaining, preparing or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. We recognized a discrete tax expense of $34 thousand during the year ended December 31, 2018 resulting from the finalization of those calculations. For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Results of Operations for the Fiscal Years Ended December 31, 2017 and December 31, 2016
General
Net income available to common stockholders for the year ended December 31, 2017 was $15.1 million, an increase of $2.5 million, or 20.4%, from net income available to common stockholders of $12.6 million for the year ended December 31, 2016. Net income available to common stockholders for 2017 was negatively impacted by a $3.1 million re-measurement of our deferred tax assets and deferred tax liabilities due to our new effective tax rate under the Tax Act.

Basic earnings per share for the year ended December 31, 2017 was $0.82, a decrease of $0.34 from $1.16 for the year ended December 31, 2016. Diluted earnings per share for the year ended December 31, 2017 was $0.80, a decrease of $0.33 from $1.13 for the year ended December 31, 2016.
Net Interest Income
For the year ended December 31, 2017, net interest income totaled $68.5 million compared with net interest income of $41.0 million for the year ended December 31, 2016, an increase of $27.5 million, or 67.3%. This increase was primarily due to a $32.9 million, or 70.7%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was partially offset by an increase in interest expense of $5.4 million, or 95.7%, for the year ended December 31, 2017. Interest income was $79.5 million and $46.6 million for the years ended December 31, 2017 and 2016, respectively. The primary driver of increased interest income was the growth on interest earned on average loans. Interest earned on average loans outstanding for the year ended December 31, 2017 compared to average loans outstanding for the year ended December 31, 2016 increased $29.1 million, or 65.2%. The growth in average loans was the result of the Sovereign and Liberty acquisitions, which closed in August and December of 2017, respectively, new loan originations, and growth of existing customer loan balances. Average loan balances grew from $924.5 million for the year ended December 31, 2016 to $1.4 billion for the year ended December 31, 2017, an increase of $516.8 million, or 55.9%.
Interest expense for the year ended December 31, 2017 was $11.0 million, compared to $5.6 million for the year ended December 31, 2016, an increase of $5.4 million, or 95.8%. The year-over-year increase was due to growth of average interest bearing-liabilities of $475.4 million, or 64.2%, primarily due to the increase in interest-bearing liabilities assumed from Sovereign and Liberty and organic growth in average interest bearing deposits, advances from FHLB, and other borrowings.
Net interest margin and net interest spread were 3.77% and 3.48%, respectively, for the year ended December 31, 2017 compared to 3.72% and 3.47%, respectively, for the year ended December 31, 2016. The increase in net interest margin by 5 basis points and increase in net interest spread by 1 basis point was due to an increase in the average yield earned on interest-bearing assets by 16 basis points, which was offset by an increase in the average yield paid on interest-bearing liabilities by 15 basis points. The average interest earned on interest-bearing assets increased to 4.39% during the year ended December 31, 2017 from 4.23% for the year ended December 31, 2016. The average interest paid on interest-bearing liabilities increased to 0.91% during the year ended December 31, 2017 from 0.76% for the year ended December 31, 2016.
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

	For the Year Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans(1)(2)	$1,441,295	$73,795	5.12%	$924,465	$44,681	4.83%
Securities available for sale	170,253	3,462	2.03	84,558	1,409	1.67
Interest-earning deposits in financial institutions	202,314	2,287	1.13	93,199	503	0.54
Investment in subsidiary	202	8	3.96	93	2	2.15
Total interest-earning assets	1,814,064	79,552	4.39	1,102,315	46,595	4.23
Allowance for loan losses	(9,567)			(7,743)
Noninterest-earning assets(2)	176,471			94,199
Total assets	$1,980,968			$1,188,771
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing and savings deposits(2)	$871,212	$8,981	1.03%	$506,464	$3,577	0.71%
Certificates and other time deposits(2)	279,821	897	0.32	182,514	1,411	0.77
Advances from FHLB	51,196	531	1.04	43,649	260	0.60
Other borrowings	13,878	635	4.58	8,077	392	4.85
Total interest-bearing liabilities	1,216,107	11,044	0.91	740,704	5,640	0.76
Noninterest-bearing liabilities:
Noninterest-bearing deposits(2)	425,124			302,548
Other liabilities	6,802			2,937
Total noninterest-bearing liabilities	431,926			305,485
Stockholders’ equity	332,935			142,583
Total liabilities and stockholders’ equity	$1,980,968			$1,188,772
Net interest rate spread			3.48%			3.47%
Net interest income		$68,508			$40,955
Net interest margin			3.77%			3.72%

(1)	Includes average outstanding balances of loans held for sale of $2,493, and $5,078 and deferred loan fees of $19 and $54 for the years ended December 31, 2017 and 2016, respectively.

(2)
Includes average outstanding balances of branch assets and liabilities held for sale in total loans, noninterest-bearing assets, interest bearing deposits, noninterest-bearing deposits and other liabilities.

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

	For the Year Ended
	December 31, 2017 vs. 2016
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$26,462	$2,652	$29,114
Securities available for sale	1,740	313	2,053
Interest-earning deposits in other banks	1,233	551	1,784
Investment in subsidiary	4	2	6
Total increase (decrease) in interest income	29,439	3,518	32,957
Interest-bearing liabilities:
Interest-bearing deposits	3,757	1,647	5,404
Certificates and other time deposits	311	(825)	(514)
Subordinated debentures and subordinated notes	78	193	271
Other borrowings	266	(23)	243
Total increase (decrease) in interest expense	4,412	992	5,404
Increase (decrease) in net interest income	$25,027	$2,526	$27,553

Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $5.1 million for the year ended December 31, 2017, compared to $2.1 million for the same period in 2016, an increase of $3.0 million, or 149.5%. The increase in provision expense was primarily due to the general provision required for purchased Sovereign loans that were refinanced and re-underwritten at maturity as well as an increase in organic loan growth. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology. In addition, net charge-offs increased $532 thousand for the year ended December 31, 2017 compared to the same period in 2016.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gain on the sale of investment securities, gain on the sale of loans and other assets owned and rental income. Noninterest income does not include loan origination fees to the extent they exceed the direct loan origination costs, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Year Ended
	December 31,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$2,502	$1,846	$656
Loan fees	657	320	337
Gain on sales of investment securities	222	15	207
Gain on sales of loans and other assets owned	3,141	3,288	(147)
Rental income	139	—	139
Other	915	1,034	(119)
Total noninterest income	$7,576	$6,503	$1,073
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
Loan fees. Loan fees increased $337 thousand, or 105.3%, to $657 thousand in the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily attributable to organic growth in loans and as the result of the acquisitions of Sovereign and Liberty.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,
			Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$20,828	$14,332	$6,496
Non-staff expenses:
Occupancy and equipment	5,618	3,667	1,951
Professional and regulatory fees	2,981	2,804	177
Data processing and software expense	2,217	1,158	1,059
FDIC assessment fees	1,177	661	516
Marketing	1,293	983	310
Amortization of intangibles	964	380	584
Telephone and communications	720	402	318
Merger and acquisition expense	2,691	—	2,691
Other	4,300	2,003	2,297
Total noninterest expense	$42,789	$26,390	$16,399

Noninterest expense for the year ended December 31, 2017 increased $16.4 million, or 62.1%, to $42.8 million, compared to noninterest expense of $26.4 million for the same period in 2016. The most significant components of the increase were as follows:
Salaries and employee benefits.  Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $20.8 million for the year ended December 31, 2017, an increase of $6.5 million, or 45.3%, compared to the same period in 2016. The increase was primarily attributable to increased employee compensation of $5.9 million resulting from higher a headcount, including the addition of full-time equivalent employees related to the Sovereign and Liberty acquisitions, and merit increases given to employees during the year ended December 31, 2017. Incentive costs also increased $1.9 million, which primarily included lender incentive increases of $573 thousand as a result of organic loan growth during the period and employee stock compensation increases of $711 thousand. Employee benefits and payroll taxes also increased $391 thousand and $522 thousand, respectively, compared to the same period in 2016. These increases in salaries and employee benefits were partially offset by direct loan origination costs previously mentioned in this paragraph, which increased $2.2 million as a result of the growth in loans during the year ended December 31, 2017 compared to the same period in 2016.
Occupancy and equipment.    Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $5.6 million for the year ended December 31, 2017 compared to $3.7 million for the same period in 2016. The increase of $1.9 million, or 53.2%, was primarily due to the leasing of additional office space beginning June 1, 2016 at our corporate headquarters, additional lease expense associated with the opening of our Turtle Creek branch beginning in January 2017, the addition of eight owned buildings and eight property leases from our acquisitions of Sovereign and Liberty in 2017, and one month of depreciation associated with the purchase of our corporate headquarter building in December 2017.
Data and processing expense. Data and processing expense includes software expense and data processing expense. Our expense associated with data and processing was $2.2 million for the year ended December 31, 2017, compared to $1.2 million for the same period in 2016. The increase of $1.0 million, or 91.5%, was primarily due to the data conversion processes during the acquisitions of Sovereign and Liberty during the year ended December 31, 2017.

Merger and acquisition expense. Merger and acquisition expense includes legal, professional, audit, regulatory and other expenses incurred in connection with a merger or acquisition. Merger and acquisition expense was $2.7 million for the year ended

December 31, 2017, an increase of $2.7 million, or 100.0%, compared to the same period in 2016. This increase was the result of legal and other professional services associated with the Sovereign and Liberty acquisitions.

Other. This category includes operating and administrative expenses, including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, BOLI mortality expense, insurance and security expenses. Other noninterest expense increased $2.3 million, or 114.7%, to$4.3 million for the year ended December 31, 2017, compared to $2.0 million for the same period in 2016, primarily related to an increase in loan and collection expense of $652 thousand resulting from an increase in loan originations and renewals during 2017. Additionally, insurance expenses increased $293 thousand, ATM and interchange expenses increased $247 thousand, dues and memberships increased $225 thousand, supplies and printing expenses increased $123 thousand, automobile and travel expense increased $116 thousand, and postage and delivery expense increased $65 thousand, primarily as result of the Sovereign and Liberty acquisitions.

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

For the year ended December 31, 2017, income tax expense totaled $13.0 million, an increase of $6.6 million, or 101.5%, compared to $6.5 million for the same period in 2016. The increase was primarily attributable to the $9.2 million increase in net operating income from $19.0 million for the year ended December 31, 2016 to $28.2 million for the same period in 2017 as well as a $3.1 million income tax expense adjustment to the Company's deferred tax asset related to the enactment of the Tax Act in December 2017. Based on the information available and current interpretation of the rules, the Company made reasonable estimates of the impact of the reduction in the corporate tax rate and re-measured certain deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future.

Financial Condition
Our total assets were $3.2 billion and $2.9 billion as of December 31, 2018 and 2017, respectively. Assets increased $263.0 million, or 8.9%, from December 31, 2017 to December 31, 2018.  Our asset growth was due to the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will bring in new customer accounts and grow balances from existing loan and deposit customers.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas-Fort Worth metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our interest-earning asset base.
As of December 31, 2018, total loans were $2.6 billion, an increase of $322.0 million, or 14.4%, compared to $2.2 billion as of December 31, 2017. This increase was primarily due to organic growth in new originations from the addition of experienced commercial bankers and our continued penetration in our primary market areas. In addition, loans classified as held for sale, were $1.3 million and $841 thousand as of December 31, 2018 and 2017, respectively.
Total loans as a percentage of deposits were 97.4% and 94.5% as of December 31, 2018 and December 31, 2017, respectively. Total loans as a percentage of assets were 79.6% and 78.9% as of December 31, 2018 and December 31, 2017, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$760,772	29.8%	$684,551	30.6%	$291,416	29.4%	$246,124	30.0%	$207,101	34.3%
Real estate:
Construction and land	324,863	12.7	277,825	12.4	162,614	16.4	126,422	15.4	69,966	11.6
Farmland	10,528	0.4	9,385	0.4	8,262	0.8	11,696	1.4	10,528	1.7
1 - 4 family residential	297,917	11.7	251,665	11.3	140,137	14.1	137,704	16.8	105,788	17.5
Multi-family residential	51,285	2.0	91,152	4.1	14,683	1.5	8,695	1.1	9,964	1.7
Commercial real estate	1,103,032	43.2	909,292	40.7	370,696	37.4	284,622	34.7	195,839	32.5
Consumer	7,112	0.3	9,648	0.4	4,089	0.4	5,304	0.6	4,124	0.7
Total loans held for investment	$2,555,509	100%	$2,233,518	100%	$991,897	100%	$820,567	100%	$603,310	100%
Total loans held for sale	$1,258		$841		$5,208		$2,831		$8,858
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
Commercial loans increased $76.2 million, or 11.1%, to $760.8 million as of December 31, 2018 from $684.6 million as of December 31, 2017. The increase was due to growth in origination volumes in the Dallas-Fort Worth metroplex.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout north Texas and are generally diverse in terms of type.
Construction and land loans increased $47.0 million, or 16.9%, to $324.9 million as of December 31, 2018 from $277.8 million as of December 31, 2017. This increase was due to a robust business environment in the Dallas-Fort Worth metroplex and the Houston metropolitan area.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $61.4 million, or 25.9%, to $297.9 million as of December 31, 2018 from $236.5 million as of December 31, 2017. This increase is a result of strong housing demand in our primary market areas.
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
Commercial real estate loans increased $193.7 million, or 21.3%, to $1.1 billion as of December 31, 2018 from $909.3 million as of December 31, 2017. The increase is due to continued demand within our primary market areas.
Other loan categories.  Other categories of loans in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans and consumer loans. None of these categories of loans represents a significant portion of our total loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2018
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$276,149	$400,883	$83,740	$760,772
Real estate:
Construction and land	118,233	194,467	12,163	324,863
Farmland	1,479	8,964	85	10,528
1 - 4 family residential	18,175	66,408	213,334	297,917
Multi-family residential	14,885	34,281	2,119	51,285
Commercial real estate	147,084	630,995	324,953	1,103,032
Consumer	1,653	4,807	652	7,112
Total loans	$577,658	$1,340,805	$637,046	$2,555,509
Amounts with fixed rates	$177,795	$600,180	$209,820	$987,795
Amounts with floating rates	$399,863	$740,625	$427,226	$1,567,714

	As of December 31, 2017
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$309,400	$296,078	$79,073	$684,551
Real estate:
Construction and land	156,681	105,943	15,201	277,825
Farmland	1,596	7,695	94	9,385
1 - 4 family residential	23,327	65,562	162,776	251,665
Multi-family residential	59,289	27,155	4,708	91,152
Commercial real estate	146,159	560,715	202,418	909,292
Consumer	2,430	6,403	815	9,648
Total loans	$698,882	$1,069,551	$465,085	$2,233,518
Amounts with fixed rates	$196,492	$478,764	$126,149	$801,405
Amounts with floating rates	$502,390	$590,787	$338,936	$1,432,113
Nonperforming Assets
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

We believe our conservative lending approach and focused management of nonperforming assets, which consist of non-accrual loans, accruing loans 90 or more days past due excluding PCI loans and other real estate owned, has resulted in sound asset quality and timely resolution of problem assets. We had $24.7 million in nonperforming assets as of December 31, 2018 compared to $932 thousand in nonperforming assets as of December 31, 2017. We had $24.7 million in nonperforming loans as of December 31, 2018 compared to $483 thousand as of December 31, 2017. The increase of $23.8 million in nonperforming assets compared to December 31, 2017 was primarily due to the placement of $17.2 million of PCI loans on non-accrual status as a result of information the Company obtained, that precluded the Company from reasonably estimating the timing and amount of future cash flows relating to these loans. Excluding these purchased credit impaired loans compared to December 31, 2017, the increase of $7.0 million in nonperforming assets was a result of an increase in nonperforming loans of $7.1 million, partially offset by a decrease in other real estate owned of $449 thousand.
The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans(1)	$24,745	$465	$941	$591	$436
Accruing loans 90 or more days past due	—	18	835	84	—
Total nonperforming loans	24,745	483	1,776	675	436
Other real estate owned:
Commercial real estate, construction, land and land development	—	449	493	493	55
Residential real estate	—	—	169	—	50
Total other assets owned	—	449	662	493	105
Total nonperforming assets	$24,745	$932	$2,438	$1,168	$541
Restructured loans—non-accrual	$227	$15	$170	$288	$597
Restructured loans—accruing	$944	$603	$652	$1,439	$1,080
Ratio of nonperforming loans to total loans	0.97%	0.02%	0.18%	0.08%	0.07%
Ratio of nonperforming assets to total assets	0.77%	0.03%	0.17%	0.11%	0.07%
(1) At December 31, 2018, non-accrual loans included PCI loans of $16,902 for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonable estimated. There were no PCI loans classified as non-accrual at December 31, 2017, 2016, 2015 or 2014.

The following table presents non-accrual loans by category at the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Real estate:
Construction and land	$2,399	$—	$—	$—	$—
1 - 4 family residential	—	—	—	187	—
Nonfarm residential	2,575	61	—	—	375
Commercial	19,769	398	930	383	34
Consumer	2	6	11	21	27
Total	$24,745	$465	$941	$591	$436

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
The following table summarizes our internal loan ratings, including PCI loans, as of the dates indicated.

	As of December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	PCI	Total
	(Dollars in thousands)
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial Real Estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

	As of December 31, 2017
		Special
	Pass	Mention	Substandard	Doubtful	PCI	Total
	(Dollars in thousands)
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial Real Estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518
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

•
for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of the collateral; and

•
for construction, land development and other land loans, the perceived feasibility of the project, including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio.

As of December 31, 2018, the allowance for loan losses totaled $19.3 million, or 0.75%, of total loans. As of December 31, 2017, the allowance for loan losses totaled $12.8 million, or 0.57%, of total loans. The increase in the percentage of allowance of loan losses to total loans compared to December 31, 2017 was driven by our continued organic loan growth.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Average loans outstanding(1)	$2,382,946	$1,441,295	$919,387	$694,305	$546,041
Gross loans outstanding at end of period(1)	$2,555,509	$2,233,518	$991,897	$820,567	$603,310

Allowance for loan losses at beginning of period	$12,808	$8,524	$6,772	$5,981	$5,018
Provision for loan losses	6,603	5,114	2,050	868	1,423
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—	(48)	(28)
Residential	—	(11)	—	—	(30)
Nonfarm non-residential	—	—	—	—	—
Commercial	(175)	(828)	(314)	(87)	(448)
Consumer	(22)	—	(19)	(5)	(4)
Total charge-offs	(197)	(839)	(333)	(140)	(510)
Recoveries:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	—	—	—	—	—
Nonfarm non-residential	—	—	—	5	2
Commercial	41	9	32	57	46
Consumer	—	—	3	1	2
Total recoveries	41	9	35	63	50
Net charge-offs	(156)	(830)	(298)	(77)	(460)
Allowance for loan losses at end of period	$19,255	$12,808	$8,524	$6,772	$5,981
Ratio of allowance to end of period loans	0.75%	0.57%	0.86%	0.83%	0.99%
Ratio of net charge-offs to average loans	0.01%	0.06%	0.03%	0.01%	0.08%

(1)	Excluding loans held for sale and deferred loan fees.
We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2014 to December 31, 2018. Loan balances increased from $603.3 million as of December 31, 2014, to $2.6 billion as of December 31, 2018. Our allowance for loan losses has increased alongside the growth in our loan portfolio during the same period despite having no reserves on acquired loans. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances from December 31, 2014 to December 31, 2018.
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

	As of December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$2,186	11.4%	$1,269	9.9%	$1,346	15.8%	$1,007	14.9%	$675	11.3%
Farmland	58	0.3	46	0.4	69	0.8	97	1.4	94	0.016
1 - 4 family residential	1,613	8.4	1,192	9.3	999	12	1,058	16.0	1,077	18.0
Multi-family residential	362	1.9	281	2.2	117	1.4	66	1.0	89	1.5
Commercial Real Estate	6,463	33.6	4,410	34.4	3,003	35.2	2,189	32.3	1,890	31.6
Total real estate	$10,682	55.6%	$7,198	56.2%	$5,534	64.9%	$4,417	65.2%	$3,825	64.0%
Commercial	8,554	44.3	5,588	43.6	2,955	34.7	2,324	34.3	2,092	34.9
Consumer	19	0.1	22	0.2	35	0.4	31	0.5	64	1.1
Total allowance for loan losses	$19,255	100%	$12,808	100%	$8,524	100%	$6,772	100%	$5,981	100%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2018, the carrying amount of investment securities totaled $262.7 million, an increase of $34.6 million, or 15.2%, compared to $228.1 million as of December 31, 2017. The increases in our investment securities in 2018 were funded primarily from increases in deposits. Securities represented 8.2% and 7.7% of total assets as of December 31, 2018 and 2017, respectively.
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

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,096	$—	$118	$8,978
Corporate bonds	26,518	84	134	26,468
Municipal securities	40,275	10	338	39,947
Mortgage-backed securities	97,117	101	2,167	95,051
Collateralized mortgage obligations	92,906	197	1,344	91,759
Asset-backed securities	492	—	—	492
Total	$266,404	$392	$4,101	$262,695

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
Total	$229,737	$602	$2,222	$228,117

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2018, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Certain investment securities have a fair value less than their historical cost. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management (i) does not have the intent to sell more than an insignificant amount of investment securities prior to recovery and/or maturity, (ii) believes it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) believes that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at December 31, 2018 is temporary and no credit impairment has been realized in the Company’s consolidated financial statements. The Company sold certain securities in January 2019 due to a one-time rebalancing activity and recorded an insignificant loss.
The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2018
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$8,708	2.44%	$270	2.06%	$—	—%	$8,978	2.43%
Corporate bonds	—	—	23,552	4.93	2,916	6.00	—	—	26,468	5.05
Municipal securities	2,965	2.24	2,593	1.92	16,284	2.26	18,105	3.04	39,947	2.59
Mortgage-backed securities	319	—	37,540	2.23	54,042	2.76	3,150	3.16	95,051	2.56
Collateralized mortgage obligations	69	2.63	75,616	2.68	16,074	3.32	—	—	91,759	2.79
Asset-backed securities	—	—	492	2.89	—	—	—	—	492	2.89
Total	$3,353	2.15%	$148,501	2.11%	$89,586	2.68%	$21,255	3.06%	$262,695	2.38%

	As of December 31, 2017
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$10,509	2.46%	$311	2.05%	$—	—%	$10,820	2.45%
Corporate bonds		—	7,830	5.62	10,000	5.15	—	—	$17,830	5.36
Municipal securities	2,330	2.27	11,652	1.98	24,163	2.32	17,332	2.72	$55,477	2.37
Mortgage-backed securities	—	—	52,461	1.90	34,595	2.51	3,668	3.07	$90,724	2.18
Collateralized mortgage obligations	208	2.25	39,408	2.05	13,027	2.34	—	—	$52,643	2.12
Asset-backed securities	—	—	623	2.16	—	—	—	—	$623	2.16
Total	$2,538	2.27%	$122,483	1.88%	$82,096	2.12%	$21,000	2.78%	$228,117	2.05%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 4.33 years with an estimated effective duration of 3.19 years as of December 31, 2018.  The average yield of the securities portfolio was 2.67% during 2018 compared to 2.03% during 2017.
As of December 31, 2018 and December 31, 2017, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2018 were $2.6 billion, an increase of $343.8 million, or 15.1%, compared to $2.3 billion as of December 31, 2017, due primarily to increases of $172.9 million, $13.5 million and $217.7 million in money market accounts, noninterest-bearing deposit accounts and certificates of deposit, respectively. Our deposit growth was primarily due to our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Noninterest-bearing deposits as of December 31, 2018 were $626.3 million, compared to $612.8 million as of December 31, 2017, an increase of $13.5 million, or 2.2%.
Money market accounts as of December 31, 2018 were $1.1 billion, compared to $960.1 million as of December 31, 2017, an increase of $172.9 million, or 18.0%.
Average deposits for the year ended December 31, 2018 were $1.9 billion, an increase of $602.5 million, or 46.5% over the year average of $1.3 billion for the year ended December 31, 2017. The average rate paid on total interest-bearing deposits increased this period from 1.03% for the year ended December 31, 2017 to 1.38% for the year ended December 31, 2018. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, the introduction of our correspondent banking division, an increase in the prime rate during 2018, and an increase in time deposits, which typically pay a higher rate.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$152,092	0.21%	$98,177	0.20%
Savings accounts	37,282	0.13	87,565	0.10
Money market accounts	1,087,812	1.58	690,225	0.98
Certificates and other time deposits > $100,000	313,076	2.83	230,143	1.08
Certificates and other time deposits < $100,000	294,965	0.30	44,923	0.79
Total interest-bearing deposits	1,885,227	1.45	1,151,033	0.86
Noninterest-bearing demand accounts	621,613		425,124
Total deposits	$2,506,840	1.09%	$1,576,157	0.63%
Our ratio of average noninterest-bearing deposits to average total deposits was 32.7% and 27.0% for the years ended December 31, 2018 and December 31, 2017, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 1.09% in 2018, 0.63% in 2017 and 0.50% in 2016. Average rates on interest-bearing deposits were 1.45% in 2018, 0.86% in 2017 and 0.72% in 2016.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2018, 2017 and 2016, total borrowing capacity of $1.0 billion, $721.6 million and $369.4 million, respectively, was available under this arrangement and $28.0 million, $71.2 million and $38.3 million, respectively, was outstanding, with an average interest rate of 1.95% as of December 31, 2018, 1.04% as of December 31, 2017 and 0.60% as of December 31, 2016. Our current FHLB advances mature within three years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2018
Amount outstanding at period end	$28,019
Weighted average interest rate at period end	2.36%
Maximum month-end balance during the period	$148,140
Average balance outstanding during the period	87,366
Weighted average interest rate during the period	1.95%
December 31, 2017
Amount outstanding at period end	$71,164
Weighted average interest rate at period end	1.36%
Maximum month-end balance during the period	$71,164
Average balance outstanding during the period	51,196
Weighted average interest rate during the period	1.04%
Federal Reserve Bank of Dallas.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2018, 2017 and 2016, $405.0 million, $338.6 million and $197.3 million, respectively, were available under this arrangement. As of December 31, 2018, approximately $524.0 million in commercial loans were pledged as collateral. As of December 31, 2018, 2017 and 2016, no borrowings were outstanding under this arrangement.
Junior subordinated debentures.  In a previous acquisition, the Company assumed $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Parkway Trust Securities”), issued by Parkway National Capital Trust I (“Parkway Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Parkway Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if the Parkway Trust is liquidated or terminated.
The Company owns all of the outstanding common securities of the Parkway Trust. The Parkway Trust used the proceeds from the issuance of its Parkway Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Parkway Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Parkway Trust Securities.
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2018 and 2017 was 4.64% and 3.44%, respectively. The Parkway Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
In connection with the acquisition of Sovereign on August 1, 2017, the Company assumed $8.6 million in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “SovDallas Trust Securities”), issued by SovDallas Capital Trust I (“SovDallas Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the SovDallas Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if the SovDallas Trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the SovDallas Trust.

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2018 was 6.40%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities and SovDallas Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Subordinated notes.  During 2013, the Company issued subordinated promissory notes in an aggregate principal amount of $5.0 million (“Notes”) in a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company and the proceeds were used to support the growth of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest on the notes is due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, we may redeem the Notes in whole or in part on any interest payment date that occurs on or after December 23, 2018, subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.
Under the terms of the Notes, if we have not paid interest on the Notes within 30 days of any interest payment date, or if our classified assets to total tangible capital ratio exceeds 40.0%, then the noteholder that holds the greatest aggregate principal amount of the Notes may appoint one representative to attend meetings of our board of directors as an observer. The board observation rights terminate when such overdue interest is paid or our classified assets to total tangible capital ratio no longer exceeds 40.0%. In addition, the terms of the Notes provide that the noteholders will have the same rights to inspect our books and records provided to holders our common stock under Texas law.
In connection with the issuance of the Notes, we also issued warrants to purchase 25,000 shares of our common stock, at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, on or prior to December 31, 2023.

	As of December 31,
	2018	2017	2016
Junior subordinated debentures	$11,702	$11,702	$3,093
Subordinated notes (1)	4,989	4,987	4,934
Total	$16,691	$16,689	$8,027

(1) Excludes discount of $11, $13, and $15 and issuance costs of $30, $36, and $43 as of December 31, 2018, 2017 and 2016, respectively.

Branch assets and liabilities held for sale

On October 23, 2017, we entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, we completed the sale of these assets and liabilities to Horizon Bank, SSB. We determined that this transaction met the criteria for held for sale as of December 31, 2017, with branch assets held for sale primarily comprised of $26.3 million in loans held for sale and branch liabilities primarily comprised of $64.3 million in deposits held for sale. The completion of this sale resulted in our exiting the Austin market.

In the fourth quarter of 2017, we ceased using one of our Dallas, Texas branch buildings. The associated building and improvements were included in branch assets held for sale as of December 31, 2017. On August 6, 2018, we completed the sale of the branch location to Texas Trust Credit Union, resulting in a $1,747 cash settlement during the year ended December 31, 2018, which included the recognition of a loss of $6 on the sale reported in other non-interest expenses. For further information, see Note 1 – Summary of Significant Accounting Policies and Note 25 – Branch Assets and Liabilities Held for Sale in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2018, 2017 and 2016, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and prepaying balances in our investment and loan portfolios. Other sources of funds included brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $75 million as of December 31, 2018, $55 million as of December 31, 2017 and $14.6 million as of December 31, 2016. There were no advances under these lines of credit outstanding as of December 31, 2018, 2017 and 2016.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $3.1 billion for the year ended December 31, 2018, $2.0 billion for the year ended December 31, 2017 and $1.2 billion for the year ended December 31, 2016.

	For the Years Ended
	December 31,
	2018	2017	2016
Sources of Funds:
Deposits:
Noninterest-bearing	19.8%	21.5%	25.5%
Interest-bearing	40.8	44.0	42.6
Certificates and other time deposits	19.4	14.1	15.4
Advances from FHLB	2.8	2.6	3.7
Other borrowings	0.5	0.7	0.7
Other liabilities	0.4	0.3	0.2
Stockholders’ equity	16.3	16.8	12.0
Total	100%	100%	100%
Uses of Funds:
Loans	75.6%	72.3%	77.2%
Securities available for sale	7.9	8.6	7.1
Interest-bearing deposits in other banks	—	10.2	7.8
Other noninterest-earning assets	16.5	8.9	7.9
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	32.7%	27.0%	30.5%
Average loans to average deposits	124.7%	90.8%	92.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 65.4% for the year ended December 31, 2018 compared to the same period in 2017 and 56.2% for the year ended December 31, 2017 compared to the same period in 2016. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2018, we had $962.4 million in outstanding commitments to extend credit and $5.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2017, we had outstanding $606.5 million in commitments to extend credit and $9.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2018, we had cash and cash equivalents of $84.4 million, compared to $149.0 million at December 31, 2017.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2018	2017
Net cash provided by operating activities	$50,388	$26,662
Net cash used in investing activities	(400,010)	(124,855)
Net cash provided by financing activities	285,027	12,446
Net (decrease) increase in cash and cash equivalents	$(64,595)	$(85,747)
Cash Flows Provided by Operating Activities
For the year ended December 31, 2018, net cash provided by operating activities increased by $23.7 million from $26.7 million from $50.4 million. The increase in cash from operating activities was primarily related to a $24.2 million increase in net income.
Cash Flows Used in Investing Activities
For the year ended December 31, 2018, net cash used in investing activities increased by $275.2 million compared to the same period in 2017. The increase in cash used in investing activities was primarily attributable to a $119.0 million decrease in securities available for sale resulting from our sale of securities acquired from Sovereign that did not fit our investment strategy during the year ended December 31, 2017. No corresponding portfolio realignment occurred in 2018. In addition, the increase was due to an increase of $115.3 million in net loans originated and a decrease of $42.1 million in proceeds from maturities, calls, and paydowns on investment securities during the year ended December 31, 2018.
Cash Flows Provided in Financing Activities
For the year ended December 31, 2018, net cash provided by financing activities increased by $272.6 million compared to the same period in 2017. The increase in cash provided by financing activities was primarily attributable to a $326.0 million increase in funding from deposits.
For the years ended December 31, 2018 and 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity was $530.6 million as of December 31, 2018, compared to $488.9 million as of December 31, 2017, an increase of $41.7 million, or 8.5%. The increase from December 31, 2017 was primarily the result of $39.3 million in net income.
For the year ended December 31, 2018, we did not declare or pay cash dividends. For the year ended December 31, 2017, we paid cash dividends on preferred stock of $227 thousand which included $185 thousand of accrued dividends in connection with our acquisition of Sovereign. For the year ended December 31, 2016, we did not declare or pay cash dividends as we redeemed all 8,000 shares of SBLF Series C preferred stock on December 22, 2015. See Note 22 - Preferred Stock to our consolidated financial statements included in Item 8 of this report. We did not purchase any of our common stock during the years ended December 31, 2018, 2017 and 2016.
Capital management consists of providing equity to support our current and future operations. The Bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2018 and 2017, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$394,419	12.98%	$342,521	13.16%
Tier 1 capital (to risk-weighted assets)	370,175	12.18	324,726	12.48
Common equity tier 1 (to risk-weighted assets)	358,473	11.80	313,024	12.03
Tier 1 capital (to average assets)	370,175	12.04	324,726	12.92
Veritex Community Bank
Total capital (to risk-weighted assets)	$353,640	11.64%	$296,207	11.37%
Tier 1 capital (to risk-weighted assets)	334,385	11.01	283,399	10.88
Common equity tier 1 (to risk-weighted assets)	334,385	11.01	283,399	10.88
Tier 1 capital (to average assets)	334,385	10.87	283,399	11.28
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2018 and 2017, which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances, non-cancelable future operating leases and qualified affordable housing investment. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $28.0 million and $71.2 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 2.36% and mature on various dates during 2018 and 2022.
In 2017, we began investing in two qualified housing projects. At December 31, 2018 and 2017, the balance of the investment for qualified affordable housing projects was $3.7 million and $2.0 million, respectively. This balance is reflected in non-marketable equity securities on our consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $2.5 million and $1.8 million at December 31, 2018 and 2017, respectively. We expect to fulfill these commitments during the year ending December 31, 2034.

	As of December 31, 2018
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,913	$2,990	$2,100	$1,794	$8,797
Time deposits	576,466	100,463	6,055	—	682,984
Advances from FHLB	25,000	—	3,019	—	28,019
Junior subordinated debentures	—	—	—	11,702	11,702
Subordinated debt	—	—	—	4,989	4,989
Qualified affordable housing agreement	1,303	954	43	145	2,445
Total	$604,682	$104,407	$11,217	$18,630	$738,936

	As of December 31, 2017
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$2,349	$3,918	$1,580	$2,134	$9,981
Time deposits	413,269	48,296	3,748	—	465,313
Advances from FHLB	68,000	—	—	3,164	71,164
Junior subordinated debentures	—	—	—	11,702	11,702
Subordinated debt	—	—	—	4,987	4,987
Other borrowings	15,000	—	—	—	15,000
Qualified affordable housing agreement	794	897	22	52	1,765
Total	$499,412	$53,111	$5,350	$22,039	$579,912

Off-Balance Sheet Items
In the normal course of business, we enter into various transactions which, in accordance with GAAP, are not included in our consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Company enters into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by the period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2018
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$3,336	$1,850	$—	$245	$5,431
Commitments to extend credit	333,794	405,650	147,492	75,500	962,436
Total	$337,130	$407,500	$147,492	$75,745	$967,867
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn, the total commitment amounts disclosed above do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the borrower.
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
Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Annual Report on Form 10-K that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share. Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by number of common shares outstanding at the end of the relevant period. The most directly comparable financial measure calculated in accordance with GAAP is our book value per common share.

We believe that this measure is important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$530,638	$488,929	$239,088	$132,046	$113,312
Adjustments:
Goodwill	(161,447)	(159,452)	(26,865)	(26,865)	(19,148)
Intangible assets(1)	(15,896)	(22,165)	(2,181)	(2,410)	(1,261)
Tangible common equity	$353,295	$307,312	$210,042	$102,771	$92,903
Common shares outstanding	24,254	24,110	15,195	10,712	9,471

Book value per common share	$21.88	$20.28	$15.73	$12.33	$11.96
Tangible book value per common share	$14.57	$12.75	$13.82	$9.59	$9.81

(1) Intangible assets includes branch intangible assets held for sale of $1.7 million for the year ended December 31, 2017.

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity, less goodwill and intangible assets, net of accumulated amortization; (b) tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). The most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

We believe that this measure is important to many investors who are interested in the relative changes from period to period in common equity and total assets, in each case, exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$530,538	$488,929	$239,088	$132,046	$113,312
Adjustments:
Goodwill	(161,447)	(159,452)	(26,865)	(26,865)	(19,148)
Intangible assets(1)	(15,896)	(22,165)	(2,181)	(2,410)	(1,261)
Tangible common equity	$353,195	$307,312	$210,042	$102,771	$92,903
Tangible Assets
Total assets	$3,208,550	$2,945,583	$1,408,507	$1,039,551	$802,231
Adjustments:
Goodwill	(161,447)	(159,452)	(26,865)	(26,865)	(19,148)
Intangible assets(1)	(15,896)	(22,165)	(2,181)	(2,410)	(1,261)
Tangible assets	$3,031,207	$2,763,966	$1,379,461	$1,010,276	$781,822
Tangible Common Equity to Tangible Assets	11.65%	11.12%	15.23%	10.17%	11.88%
(1) Intangible assets includes branch intangible assets held for sale of $1.7 million for the year ended December 31, 2017.

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
Loans and Allowance for Loan Losses
Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with ASC 310, Receivables, and ASC 450, Contingencies. The allowance for loan losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of incurred losses in the loan portfolio at the report date. The allowance for loan losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Loans and Allowance for Loan Losses” in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion of the factors considered by management in establishing the allowance for loan loss.
Business Combinations
We apply the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. We use valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.
Investment Securities
Securities are classified as held to maturity and carried at amortized cost when we have the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported in other comprehensive income, net of tax. We determine the appropriate classification of securities at the time of purchase.
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

•
risks related to the integration of Green and any other acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•	our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	our ability to retain executive officers and key employees and their customer and community relationships;

•	risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;

•	risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;

•	risks associated with our commercial loan portfolio, including the risk of deterioration in value of the general business assets that generally secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

•	potential fluctuations in the market value and liquidity of our investment securities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	the fact that we are no longer an “emerging growth company” and as a result we have increased disclosure obligations;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	our ability to keep pace with technological change or difficulties when implementing new technologies;

•	risks associated with difficulties and/or terminations with third-party service providers and the services they provide;

•	risks associated with unauthorized access, cyber-crime and other threats to data security;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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
Our exposure to interest rate risk is managed by the Asset-Liability Committee of the Bank in accordance with policies approved by its board of directors. The committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio.
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 6.0% for a 100 basis point shift, 12.0% for a 200 basis point shift, and 18.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	8.30%	(4.60)%	9.45%	3.61%
+200	5.76	(1.56)	7.07	4.82
+100	3.00	0.13	4.13	4.10
Base	0.05	—	—	—
−100	(4.08)%	(3.99)%	(3.77)%	(5.69)%
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, we have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Veritex Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) (and subsidiary) (collectively, the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 27, 2019

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2019 Proxy Statement, and is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements

2.
Financial Statement Schedules: All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019, expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas
February 27, 2019

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$84,449	$149,044
Investment securities	262,695	228,117

Loans held for sale	1,258	841
Loans held for investment	2,555,494	2,233,490
Allowance for loan losses	(19,255)	(12,808)
Total loans held for investment, net	2,536,239	2,220,682
Accrued interest receivable	8,828	7,676
Bank-owned life insurance	22,064	21,476
Bank premises, furniture and equipment, net	78,409	75,251
Non-marketable equity securities	22,822	13,732
Investment in unconsolidated subsidiary	352	352
Other real estate owned	—	449
Intangible assets, net of accumulated amortization of $7,528 and $3,468, respectively	15,896	20,441
Goodwill	161,447	159,452
Other assets	14,091	14,518
Branch assets held for sale	—	33,552
Total assets	$3,208,550	$2,945,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$626,283	$612,830
Interest-bearing transaction and savings deposits	1,313,161	1,200,487
Certificates and other time deposits	682,984	465,313
Total deposits	2,622,428	2,278,630
Accounts payable and accrued expenses	5,413	5,098
Accrued interest payable and other liabilities	5,361	5,446
Advances from Federal Home Loan Bank	28,019	71,164
Subordinated debentures and subordinated notes	16,691	16,689
Other borrowings	—	15,000
Branch liabilities held for sale	—	64,627
Total liabilities	2,677,912	2,456,654
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2018 and December 31, 2017; 24,253,894 and 24,109,515 shares issued and outstanding at December 31, 2018 and December 31, 2017, (excluding 10,000 shares held in treasury)	243	241
Additional paid-in capital	449,427	445,517
Retained earnings	83,968	44,627
Unallocated Employee Stock Ownership Plan shares; 9,771 shares at December 31, 2017	—	(106)
Accumulated other comprehensive loss	(2,930)	(1,280)
Treasury stock, 10,000 shares at cost	(70)	(70)
Total stockholders’ equity	530,638	488,929
Total liabilities and stockholders’ equity	$3,208,550	$2,945,583
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$134,460	$73,795	$44,681
Securities	6,605	3,462	1,409
Deposits in financial institutions and fed funds sold	3,149	2,287	503
Other investments	20	8	2
Total interest income	144,234	79,552	46,595
Interest expense:
Transaction and savings deposits	17,599	8,981	3,577
Certificates and other time deposits	9,714	897	1,411
Subordinated debentures and subordinated notes	1,701	531	—
Other borrowed funds	1,031	635	652
Total interest expense	30,045	11,044	5,640
Net interest income	114,189	68,508	40,955
Provision for loan losses	6,603	5,114	2,050
Net interest income after provision for loan losses	107,586	63,394	38,905
Noninterest income:
Service charges and fees on deposit accounts	3,420	2,502	1,846
Loan fees	1,332	657	320
(Loss) gain on sales of investment securities	(64)	222	15
Gain on sales of loans and other assets owned	3,056	3,141	3,288
Rental income	1,654	139	—
Other	2,512	915	1,034
Total noninterest income	11,910	7,576	6,503
Noninterest expense:
Salaries and employee benefits	31,138	20,828	14,332
Occupancy and equipment	10,679	5,618	3,667
Professional fees	6,132	2,981	2,804
Data processing and software expense	3,020	2,217	1,158
FDIC assessment fees	1,150	1,177	661
Marketing	1,783	1,293	983
Amortization of intangibles	3,467	964	380
Telephone and communications	1,299	720	402
Merger and acquisition expense	5,220	2,691	—
Other	5,371	4,300	2,003
Total noninterest expense	69,259	42,789	26,390
Income before income tax expense	50,237	28,181	19,018
Income tax expense	10,896	13,029	6,467
Net income	$39,341	$15,152	$12,551
Preferred stock dividends	$—	$42	$—
Net income available to common stockholders	$39,341	$15,110	$12,551
Basic earnings per share	$1.63	$0.82	$1.16
Diluted earnings per share	$1.60	$0.80	$1.13
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$39,341	$15,152	$12,551
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale arising during the period, net	(2,153)	493	(1,661)
Reclassification adjustment for net (loss) gain included in net income	(64)	222	15
Other comprehensive (losses) income before tax	(2,089)	271	(1,676)
Income tax (benefit) expense	(439)	76	(570)
Other comprehensive (loss) income, net of tax	(1,650)	195	(1,106)
Comprehensive income	$37,691	$15,347	$11,445

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
		Shares	Amount						Total
Balance at January 1, 2016	$—	10,712,472	$107	$115,721	$16,739	$(142)	$(309)	(70)	$132,046
Restricted stock units vested, net of 10,384 shares withheld to cover tax withholdings	—	38,106	—	(175)	—	—	—	—	(175)
Stock issued for acquisition of bank, net offering cost of $489	—	4,444,750	45	94,473	—	—	—	—	94,518
Stock based compensation	—	—	—	983	—	—	—	—	983
Excess tax benefit from stock compensation	—	—	—	162	—	—	—	—	162
ESOP Shares Allocated	—	—	—	9	—	—	100	—	109
Net income	—	—	—	—	12,551	—	—	—	12,551
Other comprehensive loss	—	—	—	—	—	(1,106)	—	—	(1,106)
Balance at December 31, 2016	$—	15,195,328	$152	$211,173	$29,290	$(1,248)	$(209)	$(70)	$239,088
Restricted stock units vested, net of 11,601 shares withheld to cover tax withholdings	—	43,602	—	(312)	—	—	—	—	(312)
Exercise of employee stock options, net of 1,095 shares withheld to cover taxes	—	17,949	—	169	—	—	—	—	169
Issuance of common shares in connection to Sovereign Bancshares, Inc. merger, net of offering costs of $438	—	5,117,642	51	135,896	—	—	—	—	135,947
Issuance of common shares in connection to Liberty merger, net of offering costs of $334	—	1,449,944	14	39,989	—	—	—	—	40,003
Sale of common stock in public offering, net of offering costs of $288	—	2,285,050	24	56,657	—	—	—	—	56,681
Issuance of preferred stock, series D in connection with the acquisition of Sovereign Bancshares, Inc.	24,500	—	—	24,500	—	—	—	—	49,000
Redemption of preferred stock, series D	(24,500)	—	—	(24,500)	—	—	—	—	(49,000)
Stock based compensation	—	—	—	1,939	—	—	—	—	1,939
ESOP Shares Allocated	—	—	—	6	—	—	103	—	109
Net income	—	—	—	—	15,152	—	—	—	15,152
Preferred stock, series D dividend	—	—	—	—	(42)	—	—	—	(42)
Reclassification of certain deferred tax effects - ASU 2018-01	—	—	—	—	227	(227)	—	—	—
Other comprehensive income	—	—	—	—	—	195	—	—	195
Balance at December 31, 2017	$—	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
Restricted stock units vested, net of 20,082 shares withheld to cover tax withholdings	—	105,765	2	(595)	—	—	—	—	(593)
Exercise of employee stock options, net of 1,691 and 4,391 of shares withheld to cover taxes and cashless exercise, respectively	—	38,614	—	454	—	—	—	—	454
Stock based compensation	—	—	—	4,048	—	—	—	—	4,048
ESOP shares allocated	—	—	—	3	—	—	106	—	109
Net income	—	—	—	—	39,341	—	—	—	39,341
Other comprehensive loss	—	—	—	—	—	(1,650)	—	—	(1,650)
Balance at December 31, 2018	$—	24,253,894	$243	$449,427	$83,968	$(2,930)	$—	$(70)	$530,638
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$39,341	$15,152	$12,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,077	2,836	1,704
Provision for loan losses	6,603	5,114	2,050
Accretion of loan purchase discount	(8,135)	(3,783)	(425)
Stock-based compensation expense	4,048	1,939	983
Excess tax benefit from stock compensation	(248)	(268)	(162)
Deferred tax expense (benefit)	2,707	5,143	(1,366)
Net amortization of premiums on investment securities	1,931	1,771	1,025
Change in cash surrender value of bank-owned life insurance	(588)	(589)	(618)
Net loss (gain) on sales of investment securities	64	(222)	(15)
Gain on sales of loans held for sale	(708)	(942)	(1,598)
Gain on sales of SBA loans	(2,348)	(1,940)	(1,690)
Net gain on sales of other real estate owned	—	(259)	—
Amortization of subordinated note discount and debt issuance costs	2	45	8
Originations of loans held for sale	(35,936)	(48,567)	(70,773)
Proceeds from sale of loans held for sale	36,227	53,876	69,801
Write down on real estate owned	156	37	114
Gain on sale of branches	(349)	—	—
Increase in accrued interest receivable and other assets	(425)	(1,204)	(1,728)
Increase (decrease) in accounts payable, accrued expenses, accrued interest payable and other liabilities	969	(1,477)	999
Net cash provided by operating activities	50,388	26,662	10,860
Cash flows from investing activities:
Net proceeds from sale of branch assets and liabilities held for sale	(31,810)	—	—
Cash paid in excess of cash received for the acquisition of Sovereign Bancshares, Inc.	—	(11,440)	—
Cash received in excess of cash paid for the acquisition of Liberty Bancshares, Inc.	—	32,375	—
Purchases of securities available for sale	(811,055)	(839,963)	(357,187)
Sales of securities available for sale	40,822	159,869	8,378
Proceeds from maturities, calls and pay downs of investment securities	731,572	773,702	319,377
Purchases (sales) of non-marketable equity securities, net	(9,090)	2,481	(3,199)
Net loans originated	(344,737)	(229,402)	(190,184)
Proceeds from sale of SBA loans	29,010	30,355	20,574
Net additions to bank premises and equipment	(5,013)	(40,571)	(1,075)
Net intangible assets and lease obligations related to the purchase of our corporate building	—	(4,181)	—
Proceeds from sales of other real estate owned and repossessed assets	291	1,920	—
Net cash used in investing activities	(400,010)	(124,855)	(203,316)
Cash flows from financing activities:
Net change in deposits	344,101	18,065	251,220
Net (decrease) increase in advances from Federal Home Loan Bank	(43,145)	(47,142)	9,862
Net proceeds from sale of common stock in public offering	—	56,681	94,518
Net change in other borrowings	(15,000)	10,375	—
Redemption of preferred stock	—	(24,500)	—
Dividends paid on preferred stock	—	(227)	—
Proceeds from exercise of employee stock options	454	175	—
Payments to tax authorities for stock-based compensation	(593)	(318)	(175)
Excess tax benefit from stock compensation	—	—	162
Proceeds from payments on ESOP Loan	109	109	109
Offering costs paid in connection with acquisitions	(899)	(772)	—
Net cash provided by financing activities	285,027	12,446	355,696
Net (decrease) increase in cash and cash equivalents	(64,595)	(85,747)	163,240
Cash and cash equivalents at beginning of year	149,044	234,791	71,551
Cash and cash equivalents at end of year	$84,449	$149,044	$234,791
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidated Financial Statements
The consolidated financial statements include Veritex Holdings, Inc. (“Veritex” or the “Company”), whose business at December 31, 2018 primarily consisted of the operations of its wholly owned subsidiary, Veritex Community Bank (the “Bank”).
The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
Veritex is a Texas state banking organization with corporate offices in Dallas, Texas, and as of December 31, 2018 operated twenty branches and one mortgage office located in the Dallas-Fort Worth metroplex and one branch in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and they perform periodic examinations to ensure regulatory compliance.
Accounting Standards Codification
The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is the officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
Segment Reporting
The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each activity of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s chief operating decision-maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Reclassifications
Some items in the prior year financial statements were reclassified to conform to current presentation including reclassifying $2,691 from professional fees to merger and acquisition expense on the consolidated statements of income for the year ended December 31, 2017.

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
Restrictions on Cash
The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2018 and 2017 were approximately $64.8 million and $64.3 million, respectively.
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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2018, 2017 and 2016 there were no other-than-temporary impairment losses reflected in earnings as realized losses.
Loans Held for Sale
Loans held for sale consist of certain mortgage loans originated and intended for sale in the secondary market and are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company obtains commitments to purchase the loans from secondary market investors prior to closing of the loans. Loans held for sale are sold with servicing released. Gains and losses on sales of loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.
Loans and Allowance for Loan Losses
Loans, excluding certain purchased loans that have shown evidence of deterioration since origination as of the date of the acquisition, that management has the intent and ability to hold for the foreseeable future or until maturity or repayment are stated at the amount of unpaid principal, reduced by unearned income and an allowance for loan losses. Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Fees associated with the origination of loans and certain direct loan origination costs are netted and the net amount is deferred and recognized over the life of the loan as an adjustment of yield.
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

The allowance for loan losses is an estimated amount management believes is adequate to absorb inherent losses on existing loans that may be uncollectible based upon review and evaluation of the loan portfolio. Management’s periodic evaluation of the allowance is based on general economic conditions, the financial condition of borrowers, the value and liquidity of collateral, delinquency, prior loan loss experience, and the results of periodic reviews of the portfolio. The allowance for loan losses is comprised of two components: the general reserve and specific reserves. The general reserve is determined in accordance with current authoritative accounting guidance. The Company’s calculation of the general reserve considers historical loss rates for the last three years adjusted for qualitative factors based on general economic conditions and other qualitative risk factors both internal and external to the Company. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss factors. For purposes of determining the general reserve, the loan portfolio, less cash secured loans, government guaranteed loans and impaired loans, is multiplied by the Company’s adjusted historical loss rate. Specific reserves are determined in accordance with current authoritative accounting guidance based on probable losses on specific classified loans.
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).
Due to the growth of the Bank over the past several years, a portion of its lending relationships and the loans in its portfolio are of relatively recent origin. The new loan portfolios have limited delinquency and credit loss history and have not yet exhibited an observable loss trend. The credit quality of loans in these loan portfolios is impacted by delinquency status and debt service coverage generated by the borrowers’ business and fluctuations in the value of real estate collateral. Management considers delinquency status to be the most meaningful indicator of the credit quality of one-to-four single family residential, home equity loans and lines of credit and other consumer loans. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process the Company refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a portfolio of newer loans. Because the majority of the portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.
Delinquency statistics are updated at least monthly. Internal risk ratings are considered the most meaningful indicator of credit quality for new commercial, construction and commercial real estate loans. Internal risk ratings are a key factor in identifying loans that are individually evaluated for impairment and impact management’s estimates of loss factors used in determining the amount of the allowance for loan losses. Internal risk ratings are updated on a continuous basis.
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
Company policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows or the loan’s observable market price. At December 31, 2018 and 2017, all significant impaired loans have been determined to be collateral dependent and the allowance for loan loss has been measured utilizing the estimated fair value of the collateral.
From time to time, the Company may modify its loan agreement with a borrower. A modified loan is considered a troubled debt restructuring when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. All troubled debt restructurings are considered impaired loans. The Company reviews each troubled debt restructured loan and determines on a case by case basis whether a specific valuation allowance is required. A specific valuation allowance is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral.
The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis and makes changes as appropriate. Management receives frequent reports related to loan originations, quality, concentrations, delinquencies, and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions, both by type of loan and geography.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and effectively. Underwriting standards are designed to determine whether the borrower possesses sound business ethics and practices and to evaluate current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and include personal guarantees.
Real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas-Fort Worth metroplex and Houston metropolitan area. This diversity helps reduce the exposure to adverse economic events that may affect any single market or industry.
The Company utilizes methodical credit standards and analyses to supplement its policies and procedures in underwriting consumer loans. The Company’s loan policy addresses types of consumer loans that may be originated and the collateral, if secured, which must be perfected. The relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers also minimizes the Company’s risk.
Certain Acquired Loans
As part of business acquisitions, the Company evaluated each of the acquired loans under ASC 310-30 to determine whether (i) there was evidence of credit deterioration since origination, and (ii) it was probable that the Company would not collect all contractually required payments receivable. The Company determined the best indicator of such evidence was an individual loan’s payment status and/or whether a loan was determined to be classified based on a review of each individual loan. Therefore, generally each individual loan that should have been or was on non-accrual at the acquisition date and each individual loan that was deemed impaired was included subject to ASC 310-30 accounting. Each of these loans was recorded at the discounted expected cash flows of the individual loan.
Loans that were evaluated under ASC 310-30, and for which the timing and amount of cash flows can be reasonably estimated, were accounted for in accordance with ASC 310-30-35. The Company applies the interest method for these loans under this subtopic and excludes the loans from non-accrual. If, at acquisition, the Company identified loans for which it could not reasonably estimate cash flows or, if subsequent to acquisition, such cash flows could not be estimated, such loans would be included in non-accrual and accounted for under the cost recovery method. These acquired loans are accounted for individually and recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income. Accretion of purchase discounts on purchased credit impaired (“PCI”) loans is based on estimated future cash flows, regardless of contractual maturities, that include undiscounted expected principal and interest payments and use credit risk, interest rate risk and prepayment risk models to incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. Accretion of purchase discounts on acquired non-impaired loans is recognized on a level-yield basis based on contractual maturity of individual loans per ASC 310-20.
Loans to which ASC 310-30 accounting is applied are deemed PCI loans. Revolving loans, including lines of credit, are excluded from PCI loan accounting.
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

Transfers of Financial Assets
Transfers of financial assets (generally consisting of sales of loans held for sale and loan participations with unaffiliated banks) are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Non-Marketable Equity Securities
The Bank is a member of its regional Federal Reserve Bank (“FRB”) and of the Federal Home Loan Bank system (“FHLB”). FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.
Other Real Estate Owned
Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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

Goodwill and Intangible Assets
Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on December 31 of each fiscal year or when a triggering event occurs. The Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and the Company may resume performing the qualitative assessment in any subsequent period. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value, including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known.
Intangible assets consist of core deposit intangibles, intangible assets related to operating leases with favorable market terms acquired in business combinations, and in-place lease intangibles associated with the purchase of our corporate office. Intangible assets are initially recognized based on a valuation performed as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives of the respective intangible assets as follows:

Core deposit intangible	7 - 10 years
Operating lease intangible	Lease term
In-place lease intangible	Lease term

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2018, 2017 and 2016.
Servicing Assets
The Company accounts for its servicing assets at amortized cost in accordance with ASC 860, Servicing Assets and Liabilities. The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets. Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment. The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates. Servicing rights are amortized over their estimated lives.
Branch Assets and Liabilities Held for Sale
The Company reports long-lived assets, including other assets and liabilities, as part of a disposal group, as held for sale when management has approved or received approval to sell the assets and liabilities, the Company is committed to a formal plan, the assets and liabilities are available for immediate sale, the assets and liabilities are being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specific criteria are met. Assets and liabilities held for sale are recorded at the lower of their carrying amount or estimated fair value less costs to sell. If the carrying amount of the assets and liabilities exceeds its estimated fair value, a loss is recognized. Depreciation and amortization expense is not recorded on the assets held for sale after they are classified as held for sale.
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $1,783, $1,293 and $983 in 2018, 2017 and 2016, respectively.

Income Taxes
The Company files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit is allocated on a separate return basis.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2018 and 2017, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2018, 2017 and 2016. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2015.
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
Revenue from Contracts with Customers
The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.
Stock Based Compensation
Compensation cost is recognized for stock options and other equity awards (performance and non-performance based) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock on the date of grant is used to estimate fair value for other equity awards. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock units that include a vesting condition and a performance condition based on the Company’s total shareholder return relative to a peer group comprised of commercial banks in similar markets, which determines the number of shares of Company common stock subject to the restricted stock unit.

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
Employee Stock Ownership Plan
Effective January 1, 2012, the Company adopted the Veritex Community Bank Employee Stock Ownership Plan (“ESOP”), which covers substantially all employees (subject to certain exclusions). The ESOP was amended effective December 31, 2018 to cease new contributions or allocations to the ESOP effective January 1, 2019. All ESOP assets are held in trust and managed by C. Malcolm Holland, III, in his capacity as the trustee of the ESOP. Shares of the Company’s common stock purchased by the ESOP were initially held in a suspense account until released for allocation to participants. Prior to January 1, 2019, the Company made contributions to each eligible participant’s account each year, generally based on the participant’s 401(k) contribution made during that year. Shares were then released from the suspense accounts and allocated to each participant’s account based on the amount of the contribution and the fair value of the shares. Compensation expense for these amounts were measured based upon the expected amount of the Company’s discretionary contribution determined on an annual basis and accrued ratably over the year. Shares were committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability was based upon fair value of the shares and became outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, was shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differed from the cost of such shares, the difference was charged or credited to stockholders’ equity as additional paid in capital.
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

Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Earnings (numerator)
Net income	$39,341	$15,152	$12,551
Less: preferred stock dividends	—	42	—
Net income allocated to common stockholders	$39,341	$15,110	$12,551
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	24,169	18,404	10,849
Dilutive effect of employee stock-based awards	421	406	209
Adjusted weighted average shares outstanding	24,590	18,810	11,058
Earnings per share:
Basic	$1.63	$0.82	$1.16
Diluted	$1.60	$0.80	$1.13

For the years ended December 31, 2018, 2017 and 2016, there were no anti-dilutive shares excluded from the diluted EPS weighted average shares.
2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,178	$10,680	$5,607
Cash paid for income taxes	6,525	9,761	8,250
Supplemental Disclosures of Non-Cash Flow Information:
Net issuance of common stock for vesting of restricted stock units	$595	$312	$175
Net foreclosure of other real estate owned and repossessed assets	8	1,037	283
Transfers to assets held for sale	—	33,552	—
Transfers to liabilities held for sale	—	64,627	—

	Year Ended December 31,
	2018	2017	2016
Noncash assets acquired(1)
Investment securities	$—	$220,444	$—
Loans	(4,050)	1,060,436	—
Accrued interest receivable	—	4,293	—
Bank premises, furniture and equipment	1,162	24,424	—
Non-marketable equity securities	—	8,847	—
Other real estate owned	—	448	—
Intangible assets	(956)	16,722	—
Goodwill	1,995	134,797	—
Other assets	1,806	484,097	—
Total assets	$(43)	$1,954,508	$—
Noncash liabilities assumed(1)
Deposits	$303	$1,205,217	$—
Accounts payable and accrued expenses(2)	—	7,571	—
Accrued interest payable and other liabilities	(260)	948	—
Advances from FHLB	—	84,625
Other borrowings	—	8,609	—
Total liabilities	$43	$1,306,970	$—
Non-cash equity assumed
Preferred stock - series D	—	24,500	—
Total equity	—	24,500	—
5,117,642 shares of common stock exchanged in connection with the Sovereign acquisition	—	136,385	—
1,449,944 shares of common stock exchanged in connection with the Liberty acquisition	$—	$40,337	$—
(1) Represents adjustments to estimates recorded for acquisitions of Sovereign Bancshares, Inc. (“Sovereign”) and Liberty Bancshares, Inc. (“Liberty”). Refer to Note 24, Business Combinations for further discussion.
(2) Accounts payable and accrued expenses includes accrued preferred stock dividends of $185 for the year ended December 31, 2017.

3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures because the Company’s primary sources of revenues are derived from interest income on financial assets that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. However, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the Company’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. In accordance with (iv) above, the Company measured the fair value of its loan portfolio prospectively using an exit price notion. See Note 16, Fair Value Disclosures, for further information regarding the valuation of these loans.
Recent Accounting Pronouncements
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) eliminates the second step in the goodwill impairment test described above. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform the second step of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement on the consolidated financial statements, which is not expected to be significant.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted on January 1, 2019. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of those models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.
ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) is intended to improve the reporting of leasing transactions by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-11, “Targeted Improvements.” The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company expects that the adoption of ASU 2016-02 will result in the recognition of right-of use-assets and corresponding lease liabilities totaling $7,500 to $9,500 as of the date of adoption. The initial balance sheet gross up upon adoption is primarily related to operating leases of certain real estate properties. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election not to apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients as both the lessor and lessee allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for that single component as a lease. Adoption of ASU 2016-02 is not expected to materially change the Company’s recognition of lease expense in future periods.

4. Investment Securities
Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive loss, and fair value of securities are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$9,096	$—	$118	$8,978
Corporate bonds	26,518	84	134	26,468
Municipal securities	40,275	10	338	39,947
Mortgage-backed securities	97,117	101	2,167	95,051
Collateralized mortgage obligations	92,906	197	1,344	91,759
Asset-backed securities	492	—	—	492
	$266,404	$392	$4,101	$262,695

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$10,829	$9	$18	$10,820
Corporate bonds	17,500	330	—	17,830
Municipal securities	55,499	189	211	55,477
Mortgage-backed securities	91,734	58	1,068	90,724
Collateralized mortgage obligations	53,559	9	925	52,643
Asset-backed securities	616	7	—	623
	$229,737	$602	$2,222	$228,117

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$5,671	$68	$3,306	$50	$8,977	$118
Corporate bonds	6,689	134	—	—	6,689	134
Municipal securities	16,043	92	10,428	246	26,471	338
Mortgage-backed securities	24,277	279	59,637	1,888	83,914	2,167
Collateralized mortgage obligations	18,765	71	42,536	1,273	61,301	1,344
	$71,445	$644	$115,907	$3,457	$187,352	$4,101

	December 31, 2017
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$3,470	$4	$629	$14	$4,099	$18
Municipal securities	14,593	79	7,092	132	21,685	211
Mortgage-backed securities	52,075	513	29,485	555	81,560	1,068
Collateralized mortgage obligations	31,581	395	20,305	530	51,886	925
	$101,719	$991	$57,511	$1,231	$159,230	$2,222

The number of investment positions in an unrealized loss position totaled 142 and 118 at December 31, 2018 and December 31, 2017, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) management does not have the intent to sell more than an insignificant amount of investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at December 31, 2018 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns regarding these securities. The Company sold certain securities in January 2019 due to a one-time rebalancing activity and recorded an insignificant loss.
The amortized costs and estimated fair values of securities available for sale, by contractual maturity, as of the dates indicated, are shown in the tables below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage-backed, collateralized mortgage obligations and asset-backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2018
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,963	$2,966
Due from one year to five years	34,933	34,854
Due from five years to ten years	19,682	19,468
Due after ten years	18,311	18,105
	75,889	75,393
Mortgage-backed securities	97,117	95,051
Collateralized mortgage obligations	92,906	91,759
Asset-backed securities	492	492
	$266,404	$262,695

	December 31, 2017
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,328	$2,330
Due from one year to five years	29,654	29,991
Due from five years to ten years	34,480	34,474
Due after ten years	17,366	17,332
	83,828	84,127
Mortgage-backed securities	91,734	90,724
Collateralized mortgage obligations	53,559	52,643
Asset-backed securities	616	623
	$229,737	$228,117

Proceeds from sales of investment securities available for sale and gross realized gains and losses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31,
	2018	2017	2016
Proceeds from sales	$40,822	$159,869	$8,378
Gross realized gains	335	398	43
Gross realized losses	399	176	40

As further explained in Note 11, Advances from the Federal Home Loan Bank, there was a blanket floating lien on all securities to secure FHLB advances as of December 31, 2018 and December 31, 2017.

5. Loans and Allowance for Loan Losses
Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2018	2017
Real estate:
Construction and land	$324,863	$277,825
Farmland	10,528	9,385
1 - 4 family residential	297,917	236,542
Multi-family residential	51,285	106,275
Commercial real estate	1,103,032	909,292
Commercial	760,772	684,551
Consumer	7,112	9,648
	2,555,509	2,233,518
Deferred loan fees	(15)	(28)
Allowance for loan losses	(19,255)	(12,808)
	$2,536,239	$2,220,682
Included in the net loan portfolio as of December 31, 2018 and 2017 is an accretable discount related to purchased performing and PCI loans acquired in connection with a business combination in the approximate amounts of $22,309 and $12,135, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of December 31, 2018 and 2017 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $2,398 and $1,189, respectively.
The majority of the loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2018 and 2017.
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
Non-accrual loans, aggregated by class of loans, as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Real estate:
Construction and land	$2,399	$—
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial real estate	2,575	61
Commercial	19,769	398
Consumer	2	6
	$24,745	$465
At December 31, 2018, non-accrual loans included PCI loans of $16,902 for which discount accretion has been suspended because the extent and timing of future cash flows from these PCI loans can no longer be reasonably estimated. There were no PCI loans classified as non-accrual at December 31, 2017.
During the year ended December 31, 2018, interest income not recognized on non-accrual loans, excluding PCI loans, was $724. During the year ended December 31, 2017, interest income not recognized on non-accrual loans was minimal.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2018 and 2017 is as follows:

	December 31, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$305	$—	$—	$305	$324,558	$—	$324,863	$—
Farmland	—	—	—	—	10,528	—	10,528	—
1 - 4 family residential	131	266	—	397	297,435	85	297,917	—
Multi-family residential	—	—	—	—	51,285	—	51,285	—
Commercial real estate	3,465	—	—	3,465	1,082,559	17,008	1,103,032	—
Commercial	816	828	—	1,644	735,391	23,737	760,772	—
Consumer	10	—	—	10	7,102	—	7,112	—
	$4,727	$1,094	$—	$5,821	$2,508,858	$40,830	$2,555,509	$—
(1) Loans 90 days past due and still accruing excludes $527of PCI loans as of December 31, 2018.

	December 31, 2017
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current (1)	PCI	Total Loans	Total 90 Days Past Due and Still Accruing (2)
Real estate:
Construction and land	$320	$—	$—	$320	$277,505	$—	$277,825	$—
Farmland	104	—	—	104	9,232	49	9,385	—
1 - 4 family residential	1,274	139	—	1,413	235,030	99	236,542	—
Multi-family residential	—	—	—	—	106,275	—	106,275	—
Commercial real estate	1,830	—	—	1,830	890,145	17,317	909,292	—
Commercial	1,849	389	389	2,627	651,777	30,147	684,551	—
Consumer	39	51	18	108	9,540	—	9,648	18
	$5,416	$579	$407	$6,402	$2,179,504	$47,612	$2,233,518	$18
(1) To conform to the current period presentation, $15,123 of loans were reclassified from 1-4 family residential to multi-family residential within the total current column. Additionally, PCI loan balances were reclassified from the total current column to the PCI column.
(2) Loans 90 days past due and still accruing excludes $3,300 of PCI loans as of December 31, 2017.

No loans were 90 days past due and still accruing as of December 31, 2018. Loans 90 days past due and still accruing interest were $18 as of December 31, 2017. These loans are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
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

Impaired loans, including TDRs, at December 31, 2018 and 2017 are summarized in the following tables.

	December 31, 2018(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,016	$2,016	$—	$2,016	$—	$2,262
Farmland	—	—	—	—	—	—
1 - 4 family residential	542	542	—	542	—	565
Multi-family residential	—	—	—	—	—	—
Commercial real estate	2,939	2,939	—	2,939	—	3,032
Commercial	3,228	644	2,584	3,228	368	3,351
Consumer	66	66	—	66	—	79
Total	$8,791	$6,207	$2,584	$8,791	$368	$9,289
(1) Loans reported exclude PCI loans.

	December 31, 2017(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1 - 4 family residential	161	161	—	161	—	163
Multi-family residential	—	—	—	—	—	—
Commercial real estate	434	434	—	434	—	445
Commercial	398	282	116	398	12	499
Consumer	75	75	—	75	—	87
Total	$1,068	$952	$116	$1,068	$12	$1,194
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,171 and $618 as of December 31, 2018 and 2017, respectively.

There were three new TDRs during the years ended December 31, 2018 and 2016, and no new TDRs during the year ended December 31, 2017. The terms of certain loans modified as TDRs during the year ended December 31, 2018 and December 31, 2016 are summarized in the following tables:

			During the year ended December 31, 2018
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	3	$628	$—	$612	$—	$—
Total	3	$628	$—	$612	$—	$—

			During the year ended December 31, 2016
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	2	$175	$—	$—	$169	$—
Consumer	1	81	—	—	81	—
Total	3	$256	$—	$—	$250	$—
All TDRs are measured individually for impairment. Of the three new TDR loans during the year ended December 31, 2018, one was past due and two were performing as agreed to in the modified terms. A specific allowance for loan loss of $56 was recorded for one of three TDR loans as of December 31, 2018. Two of the three TDR loans were on non-accrual status as of December 31, 2018.
Interest income recorded during 2018, 2017 and 2016 on TDR loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.
There were no loans modified as a TDR loan for which there was a payment default during the year ended December 31, 2018 or December 31, 2017. A default for purposes of this disclosure is a TDR loan as to which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2018 and 2017.
Credit Quality Indicators
From a credit risk standpoint, the Company classifies its loans in one of the following categories: (i) pass, (ii) special mention, (iii) substandard or (iv) doubtful. Loans classified as loss are charged off. Loans not rated special mention, substandard, doubtful or loss are classified as pass loans.
The classification of each loan reflects a judgment about the risks of default and loss associated with the loan. The Company reviews the ratings on criticized credits monthly. Ratings are adjusted to reflect the degree of risk and loss that is felt to be inherent in each credit as of each monthly reporting period. All classified credits are evaluated for impairment. If impairment is determined to exist, a specific reserve is established. The Company’s methodology is structured so that specific reserves are increased in accordance with deterioration in credit quality (and a corresponding increase in risk and loss) or decreased in accordance with improvement in credit quality (and a corresponding decrease in risk and loss).
Credits rated special mention show clear signs of financial weaknesses or deterioration in creditworthiness; however, such concerns are generally not so pronounced that the Company expects to experience significant loss in the short term. Such credits typically maintain the ability to perform within standard credit terms and credit exposure is not as prominent as credits with a lower rating.
Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses existing in the applicable collateral. A protracted workout on these credits is a distinct possibility. Prompt corrective action is therefore required to strengthen the Company’s position and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.
Credits rated doubtful are those in which full collection of principal appears highly questionable, and in which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist that could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on non-accrual.
Credits classified as PCI are those that, at the applicable acquisition date, had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans quarterly on a projected cash flow basis.
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of December 31, 2018 and 2017:

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial real estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

	December 31, 2017
	Pass(1)	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$277,186	$639	$—	$—	$—	$277,825
Farmland	9,336	—	—	—	49	9,385
1 - 4 family residential	235,781	462	200	—	99	236,542
Multi-family residential	106,275	—	—	—	—	106,275
Commercial real estate	882,523	8,771	681	—	17,317	909,292
Commercial	634,796	18,337	1,155	116	30,147	684,551
Consumer	9,540	—	108	—	—	9,648
Total	$2,155,437	$28,209	$2,144	$116	$47,612	$2,233,518
(1) To conform to the current period presentation, $15,123 was reclassified from 1-4 family residential to multi-family residential within the pass column. There were no reclassifications between internal rating categories.

An analysis of the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of year	$12,808	$8,524	$6,772
Provision charged to earnings	6,603	5,114	2,050
Charge-offs	(197)	(839)	(333)
Recoveries	41	9	35
Net charge-offs	(156)	(830)	(298)
Balance at end of year	$19,255	$12,808	$8,524

The allowance for loan losses as a percentage of total loans was 0.75%, 0.57% and 0.86% as of December 31, 2018, 2017 and 2016, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated. There were no allowance for loan losses related to PCI loans at December 31, 2017 and 2016.

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	929	502	2,053	3,100	19	6,603
Charge-offs	—	—	—	(175)	(22)	(197)
Recoveries	—	—	—	41	—	41
Net charge-offs (recoveries)	—	—	—	(134)	(22)	(156)
Balance at end of year	$2,244	$1,975	$6,463	$8,554	$19	$19,255

Period-end amount allocated to:
Specific reserves	$—	$—	$—	$368	$—	$368
PCI reserves	—	—	—	1,302	—	1,302
General reserves	2,244	1,975	6,463	6,884	19	17,585
Total	$2,244	$1,975	$6,463	$8,554	$19	$19,255

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
Provision (recapture) charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs (recoveries)	—	(11)	—	(819)	—	(830)
Balance at end of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$12	$—	$12
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

	December 31, 2016
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,104	$1,124	$2,189	$2,324	$31	$6,772
Provision (recapture) charged to earnings	311	(8)	814	913	20	2,050
Charge-offs	—	—	—	(314)	(19)	(333)
Recoveries	—	—	—	32	3	35
Net charge-offs (recoveries)	—	—	—	(282)	(16)	(298)
Balance at end of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$246	$4	$250
General reserves	1,415	1,116	3,003	2,709	31	8,274
Total	$1,415	$1,116	$3,003	$2,955	$35	$8,524

The Company’s recorded investment in loans as of December 31, 2018 and 2017 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,016	$542	$2,939	$3,228	$66	$8,791
Loans collectively evaluated for impairment	333,375	348,575	1,083,085	733,807	7,046	2,505,888
PCI loans	—	85	17,008	23,737	—	40,830
Total	$335,391	$349,202	$1,103,032	$760,772	$7,112	$2,555,509

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$—	$161	$434	$398	$75	$1,068
Loans collectively evaluated for impairment	287,161	342,557	891,541	654,006	9,573	2,184,838
PCI loans	49	99	17,317	30,147	—	47,612
Total	$287,210	$342,817	$909,292	$684,551	$9,648	$2,233,518

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2018 and 2017 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	December 31, 2018	December 31, 2017
Carrying amount	$39,528	$47,612
Outstanding balance	49,902	63,940
Changes in the accretable yield for PCI loans for the years ended December 31, 2018 and December 31, 2017 are included in table below. There was no accretable yield balance for PCI loans for the year ended December 31, 2016.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$2,723	$—
Purchase accounting adjustments	1,459	3,927
Reclassifications from nonaccretable	19,162	—
Accretion	(4,597)	(1,204)
Balance at year-end	$18,747	$2,723
Servicing Assets
The Company was servicing loans of approximately $71,159 and $74,737 as of December 31, 2018 and 2017, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$1,215	$601
Servicing assets acquired through acquisition	—	313
Increase from loan sales	470	522
Amortization charged as a reduction to income	(381)	(193)
Transfer of servicing assets to held for sale	—	(28)
Balance at year-end	$1,304	$1,215
The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2018. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2018 and 2017, there were no valuation allowances recorded.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2018 and 2017.
During the fiscal years ended December 31, 2018, 2017 and 2016, the Bank sold $26,662, $27,747 and $18,704, respectively, of SBA loans resulting in a gain of $2,348, $1,940 and $1,690, respectively. The gain on sale of SBA loans is recorded in gain on sales of loans in the accompanying consolidated statements of income.
6. Bank Premises and Equipment
Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2018	2017
Building and improvements	$37,526	$35,239
Site improvements	672	140
Tenant improvements	744	744
Leasehold improvements	4,456	5,132
Land	33,393	33,002
Furniture, fixtures and equipment	9,426	7,588
Construction in Progress	2,182	456
	88,399	82,301
Less accumulated depreciation	9,990	7,050
	$78,409	$75,251
The Company recorded depreciation expense of approximately $3,017, $1,566 and $1,111 for the years ended December 31, 2018, 2017 and 2016, respectively.
7. Non-marketable Equity Securities
Investments in non-marketable equity securities in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2018	2017
FRB of Dallas stock	$12,324	$3,482
FHLB of Dallas stock	2,957	6,431
Other non-marketable equity securities	7,541	3,819
	$22,822	$13,732

8. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2018
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	7.7 years	$16,051	$4,376	$11,675
Servicing asset	6.8 years	2,091	787	1,304
Intangible lease assets	2.7 years	5,282	2,365	2,917
		$23,424	$7,528	$15,896

	December 31, 2017
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	8.7 years	$17,007	$2,694	$14,313
Servicing asset	6.8 years	1,621	406	1,215
Other intangible assets	3.3 years	5,281	368	4,913
		$23,909	$3,468	$20,441

For the years ended December 31, 2018, 2017 and 2016, amortization expense related to intangible assets of approximately $4,060, $1,270 and $595, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2018 was as follows:

Year	Amount
2019	$2,961
2020	2,744
2021	2,169
2022	1,959
2023	1,789
Thereafter	4,274
$15,896

9. Goodwill
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2018	2017
Balance as of December 31, 2017	$159,452	$26,865
Sovereign acquisition	2,210	109,091
Liberty acquisition	(215)	23,496
Balance as of December 31, 2018	$161,447	$159,452

10. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2018	2017
Noninterest-bearing demand accounts	$626,283	$612,830
Interest-bearing demand accounts	146,969	187,516
Savings accounts	33,147	52,822
Limited access money market accounts	1,133,045	960,149
Certificates of deposit, greater than $100	392,935	419,888
Certificates of deposit, less than $100	290,049	45,425
Total	$2,622,428	$2,278,630
As of December 31, 2018, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2019	$576,466
2020	71,686
2021	28,777
2022	3,526
2023	2,529
Total	$682,984
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $153 and $203 as of December 31, 2018 and 2017, respectively. Brokered deposits at December 31, 2018 and 2017 totaled approximately $234,190 and $88,195, respectively.
11. Advances from the Federal Home Loan Bank (“FHLB”)
Advances from the FHLB totaled $28,019 and $71,164 at December 31, 2018 and 2017, respectively. As of December 31, 2018, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 2.36% and mature on various dates in 2019 and 2022. The Company had the availability to borrow additional funds of approximately $1,022,090 as of December 31, 2018.
Contractual maturities of FHLB advances at December 31, 2018 were as follows:

2019	$25,000
2022	3,019
Total	$28,019

12. Other Credit Extensions
As of December 31, 2018 and 2017, the Company maintained two credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $75,000 and $55,000, respectively. There were no borrowings under these credit facilities as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $404,981 and $338,592, respectively. Approximately $524,016 and $423,062 of commercial loans were pledged as collateral at December 31, 2018 and 2017, respectively. There were no borrowings under this line of credit as of December 31, 2018 and 2017.

13. Borrowed Funds
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2018	2017
Junior subordinated debentures	$11,702	$11,702
Subordinated notes (1)	4,989	4,987
Federal funds purchased	—	15,000
(1) Subordinated notes are net of discount of $11 and $13 as of December 31, 2018 and 2017, respectively.

Junior Subordinated Debentures
In connection with a previous acquisition, the Company assumed $3,093 in fixed to floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Parkway Trust Securities”), issued by Parkway National Capital Trust I (“Parkway Trust”), a statutory business trust and acquired wholly owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Parkway Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if Parkway Trust is liquidated or terminated.
The Company owns all of the outstanding common securities of the Parkway Trust. The Parkway Trust used the proceeds from the issuance of the Parkway Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Parkway Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Parkway Trust Securities.
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2018 and 2017 was 4.64% and 3.44%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
In connection with the acquisition of Sovereign on August 1, 2017, the Company assumed $8,609 in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “SovDallas Trust Securities”), issued by SovDallas Capital Trust I (“SovDallas Trust”), a statutory business trust and wholly-owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the SovDallas Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if SovDallas Trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the SovDallas Trust.

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2018 and 2017 was 6.40% and 5.34%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities and SovDallas Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.

Subordinated Notes
During 2013 the Company issued, in the aggregate principal amount of $5,000, subordinated promissory notes (the “Notes”) in a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, the Notes may be redeemed, in whole or in part, on any interest payment date that occurs on or after December 23, 2018, subject to approval of the Federal Reserve.
In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid-in capital, and the related debt discount is being accreted into interest expense.
Federal Funds Purchased
Federal funds purchased are unsecured overnight borrowings from other financial institutions. At December 31, 2018, the Company had no federal funds purchased. At December 31, 2017, the Company had $15,000 in federal funds purchased carried at a rate of 2.00%, which matured and was paid off on January 1, 2018.

14. Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit):
Current	$8,189	$7,886	$7,833
Deferred	2,707	5,143	(1,366)
	$10,896	$13,029	$6,467

The table below reconciles income tax expense for the years ended December 31, 2018, 2017 and 2016 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2018	2017	2016
Federal incomes tax expense rate at 21% for December 31, 2018 and 35% for December 31, 2017 and 2016	$10,550	$9,863	$6,656
Bank-owned life insurance	(124)	(206)	(216)
Non-deductible dues and memberships	104	132	59
Non-deductible meals and entertainment	108	80	49
Non-deductible transaction costs	727	202	—
Tax exempt interest income	(169)	(178)	—
Excess tax benefit from stock compensation	(248)	(268)	—
Deferred tax asset re-measurement due to the Tax Act	34	3,051	—
Other	(86)	353	(81)
Total income tax expense	$10,896	$13,029	$6,467
Effective tax rate	21.7%	46.2%	34.0%

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act. As a result of the new law, and as detailed in the table above, we recognized a provisional net tax expense totaling $3,051 in 2017 and an additional net tax expense resulting from a finalization of those calculations totaling $34 in 2018.
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Organizational costs	$52	$64
Allowance for loan losses	3,985	2,592
Capital loss carryforward	57	57
FHLB Borrowing	21	28
Deferred rent expenses	511	302
Restricted stock	264	201
Stock options	652	334
Accrued bonuses	372	22
Loan discounts	2,176	4,805
Deferred compensation	193	115
Other real estate owned	—	219
Net unrealized gain on securities available for sale	779	340
Other	130	137
Total deferred tax assets	9,192	9,216
Deferred tax liabilities:
Core deposit intangibles	2,187	3,034
Partnership investments	487	497
Bank premises and equipment	1,959	912
Prepaid expenses	342	—
Other	67	163
Total deferred tax liabilities	5,042	4,606
Net deferred tax asset	$4,150	$4,610
Included within other assets in the accompanying consolidated balance sheet as of December 31, 2018 is a current tax receivable of $4,982 and a deferred tax asset of $4,150. Included in the accompanying consolidated balance sheet as of December 31, 2017 is a current tax receivable of $7,085, a net deferred tax asset of $4,937 in other assets and a deferred tax liability of $327 in branch liabilities held for sale.
15. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that these actions in which the Company or any of its subsidiaries is a defendant are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations of the Company.

Lessee: Operating Leases
The Company leases several of its banking facilities and equipment under operating leases expiring in various years through 2026 and sublets one operating lease that expires in 2025. Certain of the operating leases have rent escalation clauses based on pre-determined annual rate increases and provide for renewal options at their fair value at the time of renewal.
As of December 31, 2018, future minimum rental payments, exclusive of taxes and other charges, under non-cancelable operating leases for each of the next five years were:

Year Ending December 31,	Future Minimum Rentals Payments
2019	$1,913
2020	1,696
2021	1,294
2022	1,138
2023	962
Thereafter	1,794
Total	$8,797
Rental expense was approximately $2,832, $2,298 and $1,432 for the years ended December 31, 2018, 2017 and 2016, respectively. Sublease rental income was approximately $192, $139 and $58 for the years ended December 31, 2018, 2017 and 2016, respectively.
As part of the Sovereign acquisition and the Company’s evaluation of acquired facilities owned or leased for ongoing economic benefit, a decision was made to discontinue using two acquired leases during the fourth quarter of 2017 that expire between 2026 and 2029. In accordance with accounting for exit and disposal activities, the Company recognized a liability in 2017 for lease exit costs incurred when it no longer derived economic benefits from the related leases. In January 2018, the Company entered into an assignment agreement to assign one of the two branch leases the Company had ceased using in 2017 to a third party. As a result of the lease assignment, the Company reversed $669 of the cease-use liability during the year ended December 31, 2018.
A cease-use liability of $652 and $1,407 is included in accrued interest payable and other liabilities in the consolidated balance sheets as of December 31, 2018 and 2017, respectively. An analysis of the cease-use liability for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Beginning Balance	$1,407	$—
Additions	—	1,524
Payments	(86)	(117)
Reversal upon lease assignment	(669)	—
Ending Balance	$652	$1,407

Lessor: Operating Leases
The Company has multiple operating leases with various tenants for partial use of our owned corporate building space, which was purchased by the Company during the year ended December 31, 2017. The rest of the building is used by the Company for corporate offices. These operating leases expire in various years through 2023.
As of December 31, 2018, future minimum payments receivable under non-cancelable operating leases for each of the next five years were:

Year Ending December 31,	Future Minimum Rental Payments
2019	$2,097
2020	1,908
2021	1,113
2022	646
2023	163
Total	$5,927
Rental income was approximately $1,654 and $139 for the years ended December 31, 2018 and 2017, respectively. No rental income was recognized for the year ended December 31, 2016.
The below table summarizes the costs, accumulated amortization/depreciation and net carrying amount of the corporate building asset and liability components as they are presented on the consolidated balance sheets as of December 31, 2018 and 2017.

	2018			2017
	Cost	Accumulated Amortization/ Depreciation	Net Carrying Amount	Cost	Accumulated Amortization/ Depreciation	Net Carrying Amount
Bank premises, furniture and equipment:
Building and improvements	$19,903	$(535)	$19,368	$19,872	$(33)	$19,839
Site and tenant improvements	884	(308)	576	884	(32)	852
Land	16,781	—	16,781	16,781	—	16,781
	37,568	(843)	36,725	37,537	(65)	37,472
Intangible assets:
Intangible lease assets	4,765	(2,113)	2,652	4,765	(241)	4,524

Accrued interest payable and other liabilities:
Intangible lease obligations	584	(168)	416	584	(19)	565

Total	$41,749	$(2,788)	$38,961	$41,718	$(287)	$41,431
Qualified Affordable Housing Investment
Starting in 2017, the Company began investing in certain qualified housing projects. At December 31, 2018 and 2017, the balance of the investment for qualified affordable housing projects was $3,663 and $1,982, respectively. This balance is reflected in non-marketable equity securities on the consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $2,510 and $1,765 at December 31, 2018 and 2017, respectively, which is reflected in accrued interest payable and other liabilities on the consolidated balance sheets. The Company expects to fulfill this commitment during the year ending 2034.

As of December 31, 2018, the expected future minimum commitment payments under the Company’s qualified affordable housing investment for each of the following five years were:

Year Ending December 31,	Future Minimum Payments
2019	$1,303
2020	825
2021	129
2022	22
2023	21
Thereafter	145
Total	$2,445

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
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2018
Investment securities available for sale	$—	$262,695	$—	$262,695
As of December 31, 2017
Investment securities available for sale	$—	$228,117	$—	$228,117
There were no liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2018 and 2017.
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
The Company records other real estate owned at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate owned is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease) and the value determined by subsequent appraisals or internal valuations of the other real estate owned.

The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2018
Assets:
Impaired loans	$—	$—	$2,584	$2,584
As of December 31, 2017
Assets:
Impaired loans	$—	$—	$116	$116
Other real estate owned	$—	$—	$449	$449
At December 31, 2018, impaired loans had a carrying value of $2,584, with $368 specific allowance for loan loss allocated. At December 31, 2017, impaired loans had a carrying value of $116, with $12 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and 2017.
Fair Value of Financial Instruments
The Company is required under current authoritative guidance to disclose the estimated fair value of its financial instrument assets and liabilities, including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments, as defined in such guidance. Many of the Company’s financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.
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
Loans and loans held for sale:  The fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 financial asset. Loans held for sale approximate their carrying value and are considered Level 2 financial assets.
Accrued interest: The carrying amounts of accrued interest approximate their fair values due to short-term maturity.
Bank-owned life insurance:  The carrying amounts of bank-owned life insurance policies approximate their fair value.
Servicing Assets:  The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2018 and December 31, 2017. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At December 31, 2018 and December 31, 2017, no valuation allowance was recorded.
Non-marketable equity securities:  The fair value of restricted securities, such as stock in the FHLB of Dallas, FRB of Dallas and other non-marketable equity securities is their cost basis due to restrictions placed on the securities’ transferability. As a result, the fair value of these non-marketable equity securities was not practicable to determine.
Branch assets held for sale: This includes loans, accrued interest, bank premises, furniture and equipment, intangible assets and the cash balances related to branches that were held for sale. The carrying amount of cash and cash equivalents, accrued interest and intangible assets approximates their fair value. The fair value of the bank premises, furniture and equipment is determined based on third party appraisals of similar properties. The fair value of the loans held for sale are estimated using a discounted cash flow analysis that applies interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Deposits:  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on CDs to a schedule of aggregated expected monthly maturities on time deposits.
Advances from Federal Home Loan Bank:  The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.
Junior subordinated debentures, subordinated notes and other borrowings:  The fair values are based upon prevailing rates on similar debt in the marketplace.
Branch liabilities held for sale: This includes deposits and accrued interest related to branches that were held for sale. The carrying amount of accrued interest approximates its fair value. The fair values disclosed for demand deposits are, by definition, equal to the amounts payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate CDs approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on CDs to a schedule of aggregated expected monthly maturities on time deposits.
Off-balance sheet instruments:  Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s consolidated financial statements.

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of December 31, 2018 and 2017 were as follows:

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3
December 31, 2018
Financial assets:
Cash and cash equivalents	$84,449	$—	$84,449	$—
Loans held for sale	1,258	—	1,258	—
Loans	2,555,494	—	—	2,553,376
Accrued interest receivable	8,828	—	8,828	—
Bank-owned life insurance	22,064	—	22,064	—
Servicing asset	834	—	834	—
Non-marketable equity securities	22,822	—	22,822	—
Financial liabilities:
Deposits	$2,622,428	$—	$2,506,379	$—
Advances from FHLB	28,019	—	28,063	—
Accrued interest payable	1,135	—	1,135	—
Subordinated debentures and subordinated notes	16,691	—	16,691	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$149,044	$—	$149,044	$—
Loans held for sale	841	—	841	—
Loans	2,220,682	—	—	2,234,094
Accrued interest receivable	7,676	—	7,676	—
Bank-owned life insurance	21,476	—	21,476	—
Servicing asset	1,243	—	1,243	—
Non-marketable equity securities	13,732	—	13,732	—
Financial instruments assets held for sale	31,828	—	5,515	26,313
Financial liabilities:
Deposits	$2,278,630	$—	$2,164,498	$—
Advances from FHLB	71,164	—	70,110	—
Accrued interest payable	445	—	445	—
Subordinated debentures and subordinated notes	16,689	—	16,689	—
Financial instruments liabilities held for sale	64,300	—	64,300	—

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table sets forth the approximate amounts of these financial instruments as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Commitments to extend credit	$962,436	$606,451
Standby and commercial letters of credit	5,431	9,299
	$967,867	$615,750
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis and substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of future loan funding. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower.
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
18. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. No matching contributions to the Plan were made for the years ending December 31, 2018 and 2017 and the Plan was amended in December 2018 to start contributing matching contributions by the Company effective January 1, 2019.

ESOP

Effective January 1, 2012, the Company adopted the ESOP, which covers substantially all employees (subject to certain exclusions). The ESOP was amended effective December 31, 2018 to cease new contributions or allocations to the ESOP effective January 1, 2019. All ESOP assets are held in trust and managed by C. Malcolm Holland, III, in his capacity as the trustee of the ESOP. Shares of the Company’s common stock purchased by the ESOP were initially held in a suspense account until released for allocation to participants. Prior to January 1, 2019, the Company made contributions to each eligible participant’s account each year, generally based on the participant’s 401(k) contribution made during the year. Shares were then released from the suspense account and allocated to each participant’s account, based on the amount of the contribution and the fair value of the shares. Compensation expense for these amounts was measured based upon the expected amount of the Company’s discretionary contribution determined on an annual basis and accrued ratably over the year. Shares were committed to be released to settle the liability upon formal declaration of the contribution at the end of the year. The number of shares released to settle the liability was based upon fair value of the shares and became outstanding shares for earnings per share computations. The cost of shares issued to the ESOP, but not yet committed to be released, was shown as a reduction of stockholders’ equity. To the extent that the fair value of the ESOP shares differed from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital.

On January 3, 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. This note was fully repaid in December 2018, and all shares have been allocated to participant accounts. The ESOP debt was secured by shares of the Company. The loan was repaid from contributions made by the Company to the ESOP. As the debt was repaid, shares were released from collateral and allocated to participants’ accounts. For the year ended December 31, 2018 and 2017, the Company received a $109 debt payment from the ESOP and released 9,771 and 9,012 shares from collateral (and, as noted above, such shares were also released from the suspense account).  The released shares were allocated to participants’ accounts.

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2018, 2017 and 2016 was approximately $863, $240 and $204, respectively.

The following is a summary of the ESOP shares as of December 31, 2018 and December 31, 2017.

	December 31,
	2018	2017
Allocated shares	63,040	53,269
Unearned shares	—	9,771
Total ESOP shares	63,040	63,040
Fair value of unearned shares	$—	$256
19. Stock and Incentive Plans
2010 Stock Option and Equity Incentive Plan
In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the “2010 Incentive Plan”), which the Company’s shareholders approved in 2011. The maximum number of shares of common stock that may be issued pursuant to grants or options under the 2010 Incentive Plan is 1,000,000. The 2010 Incentive Plan is administered by the Board of Directors of the Company (the “Board”) and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the 2010 Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the 2010 Incentive Plan.
The Board authorized grants of equity awards under the 2010 Incentive Plan consisting of 100,000 shares of direct stock awards (restricted shares) and 900,000 shares of stock options, of which 500,000 shares are or were performance-based stock options. Options were generally granted with an exercise price equal to the market price of the Company’s stock as of the date of the grant. In general, the terms of awards varied depending on whether a participant was a shareholder owning more than 10% of the total combined voting power of all classes of Company stock (a “controlling participant”). Options granted to non-controlling participants generally vested after 5 years of continuous service, with 10-year contractual terms, and forfeiture of unexercised options upon termination of employment with the Company. Other grant terms varied for controlling participants. Restricted share awards generally vested after 4 years of continuous service. The terms of the 2010 Incentive Plan provide that all unearned non-performance options and restricted shares become immediately exercisable and fully vested upon a change in control.
During the years ending December 31, 2018 , 2017 and 2016, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2018, 2017 and 2016, approximately $27, $63 and $125 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income.

A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2018, 2017 and 2016 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015 and 2016	325,500	$10.15	4.56 years
Forfeited	(3,000)	10.00
Exercised	(17,500)	10.00		$308
Outstanding at December 31, 2017	305,000	$10.16	3.59 years
Exercised	(30,000)	10.61		323
Outstanding at December 31, 2018	275,000	$10.12	2.39 years	$3,098
Options exercisable at December 31, 2018	272,000	$10.09	2.36 years	$3,070
As of December 31, 2018, 2017 and 2016, there was approximately $2, $8, and $21, respectively, of unrecognized compensation expense related to non-performance-based stock options. The unrecognized compensation expense as of December 31, 2018 is minimal and will be recognized during 2019.
A summary of the status of the restricted stock units under the 2010 Incentive Plan as of December 31, 2018, 2017, and 2016 and changes during the years is presented below:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	39,750	$11.34
Vested into shares	(12,000)	10.00
Outstanding at December 31, 2016	27,750	$11.92
Forfeited	(2,500)	10.85
Vested into shares	(1,000)	10.85
Outstanding at December 31, 2017	24,250	$13.19
Forfeited	(500)	10.85
Vested into shares	(23,750)	12.14
Outstanding at December 31, 2018	—	$—
As of December 31, 2018, there was no remaining unrecognized compensation expense related to non-vested restricted stock units. As of December 31, 2017 and 2016, there was $15 and $90, respectively, of total unrecognized compensation expense related to non-vested restricted stock units.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of December 31, 2018, 2017 and 2016 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2018	2017	2016
Nonperformance-based stock options exercised	803	488	—
Nonperformance-based restricted stock units vested	713	26	194
2014 Omnibus Plan
In September 2014, the Company adopted an omnibus incentive plan (the “2014 Omnibus Plan”). The purpose of the 2014 Omnibus Plan is to attract and retain outstanding individuals to serve as officers, employees, directors, consultants and other service providers, in order to increase shareholder value and advance the Company’s growth and success. The 2014 Omnibus Plan is administered by the Compensation Committee of the Board and allows the Committee to grant incentive awards in the form of stock options, stock appreciation rights, performance shares, performance units, restricted stock, restricted stock units, cash-based awards, and other types of awards permitted under the plan. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the 2014 Omnibus Plan is 1,000,000. The Board has approved a proposal, to be presented to the shareholders of the Company at the Company’s 2019 annual meeting, to authorize an increase in the aggregate number of shares that are available for grant under the 2014 Omnibus Plan to a number of shares to be determined by the Company's officers and specified in the proposal to shareholders.

During the year ended December 31, 2018, the Company awarded 60,650 non-performance restricted stock units, 40,269 performance-based restricted stock units and 137,576 non-performance-based stock options under the 2014 Omnibus Plan. During the year ended December 31, 2017, the Company awarded 121,125 non-performance based restricted stock units, 26,398 performance based restricted stock units, and 212,983 non-performance-based stock options under the 2014 Omnibus Plan. During the year ended December 31, 2016, the Company awarded 25,060 non-performance based restricted stock units, 34,190 performance based restricted stock units and 76,286 non-performance-based stock options under the 2014 Omnibus Plan.

The non-performance based options and non-performance based restricted stock units generally vest equally over three or five years from the date of grant. The performance-based restricted stock units include a market condition based on the Company’s total shareholder return relative to a market index that determines the number of restricted stock units that may vest equally over a three year period from the grant date. The market condition is determined at the end of the calendar year in which the performance-based restricted stock units are granted. The non-performance restricted stock units fully vest over the requisite service period generally ranging from one to five years.

Stock-based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). Compensation expense for option and restricted stock unit awards granted under the 2014 Omnibus Plan for the year ended December 31, 2018, 2017 and 2016 was $4,021, $1,876 and $857, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

For the Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Expected life	5.0 to 7.5 years	6.13 to 7.5 years	5.0 to 6.5 years
Expected volatility	27.87% to 37.55%	30.56% to 33.19%	33.37% to 37.55%
Risk-free interest rate	1.06% to 2.94%	1.96% to 2.32%	1.06% to 2.01%

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

A summary of the status of the Company’s options under the 2014 Omnibus Plan as of December 31, 2018, 2017 and 2016 changes during the year then ended, is as follows:

	2014 Omnibus Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	52,080	$14.35	9.12 years
Granted	76,286	15.98
Outstanding at December 31, 2016	128,366	$15.32	8.69 years
Granted	212,983	26.97
Forfeited	(9,082)	$19.45
Exercised	(1,544)	15.00
Outstanding at December 31, 2017	330,723	$22.71	8.86 years
Granted	137,576	28.04
Forfeited	(4,083)	27.59
Exercised	(14,696)	15.29		$89
Outstanding at December 31, 2018	449,520	$24.47	8.24 years	$(1,409)
Options exercisable at end of period	129,115	$20.04	7.36 years	$173
Weighted average fair value of options granted during the period		$9.78

As of December 31, 2018, 2017 and 2016 there was $2,103, $1,958 and $425 of total unrecognized compensation expense related to stock options awarded under the 2014 Omnibus Plan, respectively.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2018, 2017 and 2016, and changes during the year then ended is as follows:

	2014 Omnibus Plan
	Nonperformance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	70,919	$13.29
Granted	25,060	15.83
Vested into shares	(28,023)	14.35
Outstanding at December 31, 2016	67,956	$13.79
Granted	121,125	27.19
Vested into shares	(34,342)	19.74
Forfeited	(4,017)	21.36
Outstanding at December 31, 2017	150,722	$13.29
Granted	60,650	29.27
Vested into shares	(73,988)	24.44
Forfeited	(3,929)	26.29
Outstanding at December 31, 2018	133,455	$19.67

A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock units that include a vesting condition and a performance condition based on the Company’s total shareholder return relative to a peer group comprised of commercial banks in similar markets, which determines the number of shares of Company common stock subject to the restricted stock unit. A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2018, 2017 and 2016, and changes during the years then ended is as follows:

	2014 Omnibus Plan
	Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	25,474	$8.72
Granted	34,190	9.52
Vested into shares	(8,467)	14.17
Outstanding at December 31, 2016	51,197	$13.30
Granted	26,398	24.43
Vested into shares	(19,861)	15.34
Forfeited	(4,140)	17.91
Outstanding at December 31, 2017	53,594	$17.68
Granted	40,269	27.59
Vested into shares	(28,109)	18.69
Forfeited	(1,766)	27.59
Outstanding at December 31, 2018	63,988	$21.28

As of December 31, 2018, 2017, and 2016 there was $3,430, $3,592 and $1,089 of total unrecognized compensation expense related to restricted stock units awarded under the 2014 Omnibus Plan, respectively.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of December 31, 2018, 2017 and 2016 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2018	2017	2016
Nonperformance-based stock options exercised	383	41	—
Nonperformance-based restricted stock units vested	2,128	568	505
Performance-based restricted stock units vested	745	530	137

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

21. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $70,220 and $44,134 as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, new advances of approximately $45,801 were made to related parties with approximately $19,715 principal payments received. During the year ended December 31, 2017, new advances of approximately $34,903 were made to related parties with approximately $18,065 principal payments received. There were $15,730 and $7,191 in unfunded commitments to related parties as of December 31, 2018 and 2017, respectively. At December 31, 2018, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2018 and 2017 totaled approximately $30,977 and $16,023, respectively.
As disclosed in Note 13, Borrowed Funds, the Company issued $5,000 in subordinated notes to certain entities controlled by an affiliate of the Company.
22. Preferred Stock
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
On August 8, 2017, the Company redeemed all 24,500 shares of the Veritex Series D Preferred Stock at its liquidation value of $1,000 per share plus accrued dividends for a total redemption amount of $24,727. The Company assumed $185 of accrued dividends in connection with the acquisition of Sovereign on August 1, 2017 out of the $227 in dividends paid in the year ended December 31, 2017. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. The redemption terminated the Company’s participation in the Small Business Lend Fund (“SBLF”) program.
23. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors.
In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the “Basel III Capital Rules”). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other categories of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015, with certain transition provisions to be fully phased in by January 1, 2019.
The Basel III Capital Rules also call for a capital conservation buffer that is added to each of the required capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to satisfy the buffer requirement will result in limits on capital distributions and discretionary bonus payments. In 2018, the buffer requirement was 1.875%, and the fully phased-in requirement of 2.5% will be effective January 1, 2019.
The Basel III Capital Rules establish quantitative measures to ensure capital adequacy. The Bank must maintain minimum ratios (set forth in the table below) of total Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it was subject.

Starting in January 2016, implementation of the capital conservation buffer became effective for the Company beginning at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.
As of December 31, 2018 and December 31, 2017, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum total risk‑based, CET1, Tier 1 risk‑based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2018 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total capital (to risk-weighted assets)
Company	$394,419	12.98%	$243,093	8.0%	n/a	n/a
Bank	353,640	11.64	243,052	8.0	$303,814	10.0%
Tier 1 capital (to risk-weighted assets)
Company	370,175	12.18	182,352	6.0	n/a	n/a
Bank	334,385	11.01	182,226	6.0	242,968	8.0
Common equity tier 1 (to risk-weighted assets)
Company	358,473	11.80	136,706	4.5	n/a	n/a
Bank	334,385	11.01	136,670	4.5	197,412	6.5
Tier 1 capital (to average assets)
Company	370,175	12.04	122,982	4.0	n/a	n/a
Bank	334,385	10.87	123,049	4.0	153,811	5.0
As of December 31, 2017
Total capital (to risk-weighted assets)
Company	$342,521	13.16%	$208,219	8.0%	n/a	n/a
Bank	296,207	11.37	208,413	8.0	$260,516	10.0%
Tier 1 capital (to risk-weighted assets)
Company	324,726	12.48	156,118	6.0	n/a	n/a
Bank	283,399	10.88	156,286	6.0	208,382	8.0
Common equity tier 1 (to risk-weighted assets)
Company	313,024	12.03	117,091	4.5	n/a	n/a
Bank	283,399	10.88	117,215	4.5	169,310	6.5
Tier 1 capital (to average assets)
Company	324,726	12.92	100,534	4.0	n/a	n/a
Bank	283,399	11.28	100,496	4.0	125,620	5.0

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

Sovereign Bancshares, Inc.
On August 1, 2017, the Company acquired Sovereign, a Texas corporation and the parent company of Sovereign Bank. The Company issued 5,117,642 shares of its common stock and paid $56,215 in cash to Sovereign in consideration for the acquisition. Additionally, under the terms of the merger agreement, each share of Sovereign SBLF Preferred Stock issued and outstanding immediately prior to the effective time was converted into one share of Veritex Series D Preferred Stock. See Note 22, Preferred Stock for additional information.
The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Sovereign exceeded the fair value of the net assets acquired, goodwill of $111,301 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.
Fair Value
The following table presents the amounts recorded on the consolidated balance sheets on the acquisition date of August 1, 2017, showing the estimated fair value as reported at December 31, 2017, the measurement period adjustments and the fair value determined to be final as of March 31, 2018.

	Estimate at December 31, 2017	Adjustments	Final Fair Value
Assets
Cash and cash equivalents	$44,775	$—	$44,775
Investment securities	166,307	—	166,307
Loans	752,450	(4,622)	747,828
Accrued interest receivable	3,102	—	3,102
Bank premises, furniture and equipment	17,805	474	18,279
Non-marketable equity securities	6,751	—	6,751
Other real estate owned	282	—	282
Intangible assets	8,454	749	9,203
Goodwill	109,091	2,210	111,301
Other assets	13,148	1,189	14,337
Total Assets	$1,122,165	$—	$1,122,165
Liabilities
Deposits	$809,366	$—	$809,366
Accounts payable and accrued expenses	6,284	—	6,284
Accrued interest payable and other liabilities	806	—	806
Advances from Federal Home Loan Bank	80,000	—	80,000
Junior subordinated debentures	8,609	—	8,609
Total liabilities	$905,065	$—	$905,065

Preferred stock - series D	24,500	—	24,500
Total stockholders’ equity	24,500	—	24,500

Consideration
Market value of common stock issued	$136,385	$—	$136,385
Cash paid	56,215	—	56,215
Total fair value of consideration	$192,600	$—	$192,600

Acquisition-related Expenses
For the year ended December 31, 2018, the Company incurred no pre-tax merger and acquisition expenses related to the Sovereign acquisition. For the year ended December 31, 2017, the Company incurred $1,731 of pre-tax merger and acquisition expenses related to the Sovereign acquisition. Merger and acquisition expenses are included in merger and acquisition expenses in the consolidated statements of income.
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
The following table discloses the fair value and contractual value of loans acquired from Sovereign on August 1, 2017:

	PCI Loans	Other Acquired Loans	Total Acquired Loans
Real Estate	$17,708	$518,261	$535,969
Commercial	29,877	180,730	210,607
Consumer	—	1,252	1,252
Total fair value	$47,585	$700,243	$747,828
Contractual principal balance	$67,985	$707,071	$775,056

The following table presents additional information about PCI loans acquired from Sovereign on August 1, 2017:

PCI Loans
Contractually required principal and interest	$85,125
Non-accretable difference	33,064
Cash flows expected to be collected	52,061
Accretable difference	4,476
Fair value of PCI loans	$47,585
Intangible Assets
The following table discloses the fair value of intangible assets acquired from Sovereign on August 1, 2017:

Gross Intangible Asset
Core deposit intangibles(1)	$8,452
Servicing asset(2)	317
Intangible lease assets(3)	434
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
Liberty Bancshares, Inc.
On December 1, 2017, the Company acquired Liberty, a Texas corporation and the parent company of Liberty Bank. The Company issued 1,449,944 shares of its common stock and paid $25,009 in cash to Liberty in consideration for the acquisition.
The business combination was accounted for under the acquisition method of accounting. As the consideration paid for Liberty exceeded the fair value of the net assets acquired, goodwill of $23,281 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in Tarrant County. Goodwill is not tax deductible.
Fair Value
The following table presents the amounts recorded on the consolidated balance sheets on the acquisition date of December 1, 2017, showing the estimated fair value as reported at December 31, 2017, the measurement period adjustments and the fair value determined to be final as of June 30, 2018.

	Estimate at December 31, 2017	Adjustments	Final Fair Value
Assets
Cash and cash equivalents	$57,384	$—	$57,384
Investment securities	54,137	—	54,137
Loans	312,608	572	313,180
Accrued interest receivable	1,191	—	1,191
Bank premises, furniture and equipment	6,145	688	6,833
Non-marketable equity securities	2,096	—	2,096
Other real estate owned	166	—	166
Intangible assets	7,519	(1,705)	5,814
Goodwill	23,496	(215)	23,281
Other assets	2,509	617	3,126
Total assets	$467,251	$(43)	$467,208
Liabilities
Deposits	$395,851	$(303)	$395,548
Accounts payable and accrued expenses	1,287	260	1,547
Accrued interest payable and other liabilities	142	—	142
Subordinated notes(1)	4,625	—	4,625
Total liabilities	$401,905	$(43)	$401,862

Consideration
Market value of common stock issued	$40,337	$—	$40,337
Cash paid	$25,009	$—	$25,009
Total fair value of consideration	$65,346	$—	$65,346
(1) The subordinated note was paid off in full on December 1, 2017, subsequent to closing.

Acquisition-related Expenses
For the year ended December 31, 2018, the Company incurred $335 of pre-tax merger and acquisition expenses related to the Liberty acquisition. The Company incurred $960 of acquisition expenses related to the Liberty acquisition in 2017. Merger and acquisition expenses are included in merger and acquisition expenses in the consolidated statements of income.
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
Intangible Assets
The acquisition also resulted in a core deposit intangible of $5,814, which will be amortized on a straight line basis over the estimated life of 10.0 years.

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
25. Branch Assets and Liabilities Held for Sale
On October 23, 2017, the Company entered into a Purchase and Assumption Agreement to sell certain assets and liabilities associated with two branch locations in the Austin metropolitan market. On January 1, 2018, the Company completed the sale of these assets and liabilities to Horizon Bank, SSB (“Horizon”), resulting in a $33,557 cash settlement payment to Horizon during the three months ended March 31, 2018, which included the repayment of a $1,000 deposit liability recorded within other liabilities as of December 31, 2017, and the recognition of a $355 gain on the sale reported in other non-interest income for the year ended December 31, 2018. The completion of this sale resulted in the Company exiting the Austin metropolitan market.
In the fourth quarter of 2017, the Company ceased using one of its Dallas, Texas branch buildings. The associated building and improvements were included in branch assets held for sale as of December 31, 2017. On August 6, 2018, the Company completed the sale of the branch location to Texas Trust Credit Union, resulting in a $1,747 cash settlement during the three months ended September 30, 2018, which included the recognition of a loss of $6 on the sale reported in other non-interest expenses.

The following table presents the assets and liabilities held for sale as of December 31, 2018 and 2017.

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$—	$334
Loans	—	26,313
Accrued interest receivable	—	63
Bank premises, furniture and equipment	—	5,118
Intangible assets	—	1,724
Total assets	$—	$33,552
Liabilities
Deposits	$—	$64,282
Accounts payable and accrued expenses	—	2
Deferred tax liability	—	327
Accrued interest payable and other liabilities	—	16
Total liabilities	$—	$64,627
26. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$40,474	$46,724
Investment in subsidiaries	506,902	459,654
Other assets	940	2,267
Total assets	$548,316	$508,645
Liabilities and Stockholders’ Equity
Other liabilities	$987	$3,027
Other borrowings	16,691	16,689
Total liabilities	17,678	19,716
Stockholders’ equity
Preferred stock	—	—
Common stock	243	241
Additional paid-in capital	449,427	445,517
Retained earnings	83,968	44,627
Unallocated employee stock ownership plan shares	—	(106)
Accumulated other comprehensive income	(2,930)	(1,280)
Treasury stock	(70)	(70)
Total stockholders’ equity	530,638	488,929
Total liabilities and stockholders’ equity	$548,316	$508,645

Statements of Income

	Year Ended December 31,
	2018	2017	2016
Interest income:
Other	$20	$8	$2
Interest expense:
Interest on borrowings	974	598	388
Net interest expense	(954)	(590)	(386)
Noninterest expense:
Salaries and employee benefits	853	712	161
Merger and acquisition expense	4,415	2,256	828
Other	—	—	1
Total noninterest expense	5,268	2,968	990
Loss before income tax benefit and equity in undistributed income of subsidiaries	(6,222)	(3,558)	(1,376)
Income tax benefit	(713)	(730)	(480)
Loss before equity in undistributed income of subsidiaries	(5,509)	(2,828)	(896)
Equity in undistributed income of bank	44,850	17,980	13,447
Net income	$39,341	$15,152	$12,551

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$39,341	$15,152	$12,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt costs	2	45	8
Equity in undistributed net income of Bank	(44,850)	(17,980)	(13,447)
Decrease (increase) in other assets	2,226	3,523	(155)
(Decrease) increase in other liabilities	(2,635)	1,353	270
Net cash (used in) provided by operating activities	(5,916)	2,093	(773)
Cash flows from investing activities:
Net cash paid in Sovereign acquisition	—	(55,949)	—
Net cash paid in Liberty acquisition	—	(24,812)	—
Capital investment in subsidiary	—	—	(10,000)
Net cash used in investing activities	—	(80,761)	(10,000)
Cash flows from financing activities:
Net proceeds from sale of common stock in public offering	2	56,681	94,518
Redemption of preferred stock	—	(24,500)	—
Net change in other borrowings	—	(4,625)	—
Proceeds from exercise of employee stock options	454	175	—
Proceeds from payments on ESOP loan	109	109	109
Offering costs paid in connection with acquisition	(899)	(772)	—
Dividends paid on preferred stock	—	(42)	—
Net cash (used in) provided by financing activities	(334)	27,026	94,627
Net (decrease) increase in cash and cash equivalents	(6,250)	(51,642)	83,854
Cash and cash equivalents at beginning of year	46,724	98,366	14,512
Cash and cash equivalents at end of year	$40,474	$46,724	$98,366

27. Summary of Quarterly Financial Statements (Unaudited)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$37,774	$37,818	$34,555	$34,087
Interest Expense	9,487	8,642	6,931	4,985
Net interest income	28,287	29,176	27,624	29,102
Provision for loan losses	1,364	3,057	1,504	678
Noninterest income	4,027	2,510	2,592	2,781
Noninterest expense	17,538	18,246	16,169	17,306
Provision for income taxes	3,587	1,448	2,350	3,511
Net income available to common stockholders	$9,825	$8,935	$10,193	$10,388
Earnings per share:
Basic	$0.41	$0.37	$0.42	$0.43
Diluted	0.40	0.36	0.42	0.42

	2017
	Fourth Quarter (1)	Third Quarter (1)	Second Quarter	First Quarter
Interest Income	$29,897	$22,279	$14,307	$13,069
Interest Expense	4,147	3,150	1,931	1,816
Net interest income	25,750	19,129	12,376	11,253
Provision for loan losses	2,529	752	943	890
Noninterest income	2,298	1,977	1,766	1,535
Noninterest expense	15,035	12,522	7,782	7,450
Provision for income taxes	7,227	2,650	1,802	1,350
Net income	3,257	5,182	3,615	3,098
Less income available to common stockholders	—	42	—	—
Net income available to common stockholders	$3,257	$5,140	$3,615	$3,098
Earnings per share:
Basic	$0.14	$0.26	$0.24	$0.20
Diluted	0.14	0.25	0.23	0.20

(1) These results include the addition of Sovereign upon acquisition during the third quarter.

28. Subsequent Events
Green Bancorp, Inc. Merger
On January 1, 2019 (“close date”), the Company completed its acquisition of Green Bancorp, Inc. (“Green”), the parent holding company of Green Bank, N.A, a nationally chartered commercial bank headquartered in Houston, Texas with 21 full-service branches in the Houston, Dallas and other markets. Under the terms of the definitive agreement for the acquisition, each outstanding share of Green’s common stock and Green’s outstanding restricted stock units that accelerated vested at maximum levels at the close date was converted into the right to receive 0.79 shares of the Company’s common stock, with cash paid in lieu of fractional shares of the Company’s common stock. In addition, Green’s options that accelerated vested at maximum levels on the close date were exchanged for an option to purchase Veritex common stock at the same 0.79 conversion rate. This resulted in approximately 29,533 shares of the Company’s common stock being issued in respect of outstanding shares of Green common stock, approximately 523 shares of the Company’s common stock being issued for Green’s restricted stock units, approximately 1,085 of options to purchase Green common stock exchanged for options to purchase the Company’s common stock, a cash payment of approximately $116 in respect of Green’s outstanding stock appreciation right awards and a cash payment of approximately $10 in lieu of fractional shares. Additionally, certain executive officers of Green have entered into employment agreements with Veritex, which provide for certain compensatory arrangements and severance entitlements upon an involuntary termination following the closing date.

The Company’s primary reason for the transaction was to further solidify its market share in the Texas market. During 2018, the Company incurred approximately $4,865 of merger and acquisition expenses related to the transaction. Merger and acquisition expenses are included in merger and acquisition expenses in the consolidated statements of income. The majority of the merger and acquisition expenses for this transaction are expected to be recorded after the financial statements for the periods covered by this report. Additional disclosures required by ASC 805 have been omitted from this report because the information required for the disclosures, including the purchase price accounting fair value adjustments, are not available due to the close proximity of the closing of the transaction with the date the accompanying consolidated financial statements were issued.

In addition, the consummation of the Green acquisition constituted a change in control of the Company under certain of its compensation and incentive plans. All unvested stock options, restricted stock units and other equity awards under the Company’s 2010 Incentive Plan and the 2014 Omnibus Plan fully vested on January 1, 2019 and each participant under the Company’s ESOP became fully vested in his or her account.

Declaration of Dividend

On January 28, 2019, the Company's Board of Directors declared the initiation of a regular quarterly cash dividend of $0.125 per share of its outstanding common stock. The dividend was paid on February 21, 2019 to shareholders of record as of February 7, 2019. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Company’s board of directors and will depend on various factors that the Company’s board of directors may deem relevant.
Stock Buyback Program
On January 28, 2019, the Company's Board of Directors authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company may, from time to time, purchase up to $50,000 of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program expires on December 31, 2019 and does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Company’s Board of Directors at any time prior to its expiration.

Exhibit Index
Each exhibit marked with an asterisk (*) is filed or furnished with this Annual Report on Form 10-K. Each exhibit marked with a “†” denotes a management contract or compensatory plan or arrangement.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization dated July 23, 2018, by and among Veritex Holdings, Inc., MustMS, Inc. and Green Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 24, 2018)

3.1
Restated Certificate of Formation (with Amendments) of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 22, 2014)

3.2
Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 22, 2014)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
4.3
Form of Senior Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.4
Form of Subordinated Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

10.1†
Change in Control Agreement dated June 18, 2012 by and among Veritex Community Bank, Veritex Holdings, Inc. and Noreen E. Skelly (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.2†
Veritex Holdings, Inc. First Amended 2010 Stock Option and Equity Incentive Plan (including form of stock option agreement and stock award agreement) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.3†	2014 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 22, 2014)
10.4†
Veritex Community Bank Employee Stock Ownership Plan Adoption Agreement dated December 31, 2012 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.5
Form of 2013 Subordinated Promissory Note dated December 23, 2014 issued by Veritex Holdings, Inc. (including associated terms and conditions) (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.6†
Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 29, 2014)

10.7
Registration Rights Agreement dated September 11, 2014 among Veritex Holdings, Inc., SunTx Veritex Holdings, L.P. and WCM Parkway, Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 22, 2014)

10.8
Form of Voting Agreement dated December 14, 2016, by and among Veritex Holdings, Inc. and certain shareholders of Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2016)

10.9
Form of Director Support Agreement dated December 14, 2016, by and among Veritex Holdings, Inc. and non-employee directors of Sovereign Bancshares, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 14, 2016)

10.10
Separation Agreement and Release dated July 23, 2018 among Veritex Community Bank, Veritex Holdings, Inc. and Manuel J. Mehos (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2019)

10.11
Executive Employment Agreement dated July 23, 2018 among Veritex Community Bank, Veritex Holdings, Inc. and Terry S. Earley (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2019)

10.12
Executive Employment Agreement dated July 23, 2018 among Veritex Community Bank, Veritex Holdings, Inc. and Geoffrey D. Greenwade (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2019)

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
101*
The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2019	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2019

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2019

/s/ Pat S. Bolin Pat S. Bolin	Director	February 27, 2019

/s/ William D. Ellis William D. Ellis	Director	February 27, 2019

/s/ Ned N. Fleming, III Ned N. Fleming, III	Director	February 27, 2019

/s/ Mark C. Griege Mark C. Griege	Director	February 27, 2019

/s/ Steven D. Lerner Steven D. Lerner	Director	February 27, 2019

/s/ Manuel J. Mehos Manuel J. Mehos	Director	February 27, 2019

/s/ Gregory B. Morrison Gregory B. Morrison	Director	February 27, 2019

/s/ John T. Sughrue John T. Sughrue	Director	February 27, 2019