Form 10-Q
period 2019-03-31
Veritex Holdings, Inc.
filed 2019-05-10
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2019, there were 54,265,032 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	VBTX	Nasdaq Global Market

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
as of March 31, 2019 and December 31, 2018
(Dollars in thousands, except par value information)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$52,535	$19,598
Interest bearing deposits in other banks	286,938	64,851
Total cash and cash equivalents	339,473	84,449
Securities available-for-sale, at fair value	924,328	262,695
Securities held-to-maturity (fair value of $26,985 at March 31, 2019)	26,343	—
Trust Preferred Securities	1,018	352
Federal Reserve Bank stock	36,911	12,324
Federal Home Loan Bank of Dallas stock	16,767	2,957
Other investments	21,224	7,541
Total investments	1,026,591	285,869
Loans held for sale	8,002	1,258
Loans held for investment, mortgage warehouse	114,158	—
Loans held for investment	5,663,721	2,555,494
Total loans	5,785,881	2,556,752
Allowance for loan losses	(21,603)	(19,255)
Bank-owned life insurance	79,397	22,064
Bank premises, furniture and equipment, net	119,354	78,409
Other real estate owned	151	—
Intangible assets, net of accumulated amortization of $10,223 and $7,528, respectively	81,245	15,896
Goodwill	368,268	161,447
Other assets	69,474	22,919
Branch assets held for sale	83,516	—
Total assets	$7,931,747	$3,208,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,439,630	$626,283
Interest-bearing transaction and savings deposits	2,617,117	1,313,161
Certificates and other time deposits	2,240,968	682,984
Total deposits	6,297,715	2,622,428
Accounts payable and accrued expenses	41,459	5,413
Accrued interest payable	8,008	5,361
Advances from Federal Home Loan Bank	252,982	28,019
Subordinated debentures and subordinated notes	72,719	16,691
Securities sold under agreements to repurchase	2,778	—
Branch liabilities held for sale	62,381	—
Total liabilities	6,738,042	2,677,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 54,562,648 and 24,263,893 shares issued at March 31, 2019 and December 31, 2018, respectively; 54,236,048 and 24,253,894 shares outstanding at March 31, 2019 and December 31, 2018, respectively	546	243
Additional paid-in capital	1,109,386	449,427
Retained earnings	84,559	83,968
Accumulated other comprehensive income (loss)	7,016	(2,930)
Treasury stock, 326,600 and 10,000 shares at cost, respectively	(7,802)	(70)
Total stockholders’ equity	1,193,705	530,638
Total liabilities and stockholders’ equity	$7,931,747	$3,208,550
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$85,747	$32,067
Securities	7,232	1,328
Deposits in financial institutions and Fed Funds sold	1,554	687
Other investments	691	28
Total interest and dividend income	95,224	34,110
Interest expense:
Transaction and savings deposits	10,366	3,289
Certificates and other time deposits	8,792	1,004
Advances from FHLB	2,055	460
Subordinated debentures and subordinated notes	1,094	232
Total interest expense	22,307	4,985
Net interest income	72,917	29,125
Provision for loan losses	5,012	678
Net interest income after provision for loan losses	67,905	28,447
Noninterest income:
Service charges and fees on deposit accounts	3,517	933
Loan fees	1,677	274
(Loss) gain on sales of investment securities	(772)	8
Net gain on sales of loans and other assets owned	2,370	581
Rental income	368	478
Other	1,324	484
Total noninterest income	8,484	2,758
Noninterest expense:
Salaries and employee benefits	18,885	7,930
Occupancy and equipment	4,129	3,234
Professional and regulatory fees	3,418	2,104
Data processing and software expense	1,924	828
Marketing	619	461
Amortization of intangibles	2,760	978
Telephone and communications	395	426
Merger and acquisition expense	31,217	335
Other	3,646	1,010
Total noninterest expense	66,993	17,306
Net income from operations	9,396	13,899
Income tax expense	1,989	3,511
Net income	$7,407	$10,388
Basic earnings per share	$0.14	$0.43
Diluted earnings per share	$0.13	$0.42
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$7,407	$10,388
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities available-for-sale during the period	11,797	(2,943)
Reclassification adjustment for (losses) gains included in net income	(772)	8
Other comprehensive income (loss), before tax	12,569	(2,951)
Income tax expense (benefit)	2,623	(620)
Other comprehensive income (loss), net of tax	9,946	(2,331)
Comprehensive income	$17,353	$8,057

See accompanying Notes to Condensed Consolidated Financial Statements.

Summary of VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2018	24,253,894	$243	$449,427	$83,968	$(2,930)	$—	$(70)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	630,332	—	—	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	12,479	—	—	—	—	12,484
Restricted stock units vested, net of 52,720 shares for taxes	194,735	2	(1,281)	—	—	—	—	(1,279)
Exercise of employee stock options, net of 9,946 shares for taxes	73,468	1	872	—	—	—	—	873
Stock buyback	(316,600)	(3)	—	—	—	—	(7,729)	(7,732)
Stock based compensation	—	—	17,557	—	—	—	—	17,557
Net income	—	—	—	7,407	—	—	—	7,407
Dividends paid	—	—	—	(6,816)	—	—	—	(6,816)
Other comprehensive income	—	—	—	—	9,946	—	—	9,946
Balance at March 31, 2019	54,236,048	$543	$1,109,386	$84,559	$7,016	$—	$(7,799)	$1,193,705

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares	Treasury Stock
	Shares	Amount						Total
Balance at December 31, 2017	24,109,515	$241	$445,517	$44,627	$(1,280)	$(106)	$(70)	$488,929
Restricted stock units vested, net of 9,704 shares withheld to cover tax withholdings	34,068	—	(269)	—	—	—	—	(269)
Exercise of employee stock options, net of 4,391 shares for cashless exercise and net of 1,691 shares for taxes	4,901	—	(55)	—	—	—	—	(55)
Stock based compensation	—	—	771	—	—	—	—	771
Net income	—	—	—	10,388	—	—	—	10,388
Other comprehensive loss	—	—	—	—	(2,331)	—	—	(2,331)
Balance at March 31, 2018	24,148,484	$241	$445,964	$55,015	$(3,611)	$(106)	$(70)	$497,433
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,407	$10,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,006	1,987
Net accretion of time deposit and debt premium	(2,936)	—
Provision for loan losses	5,012	678
Accretion of loan purchase discount	(6,516)	(1,823)
Stock-based compensation expense	17,557	771
Compensation expense - liability classified awards	708	—
Excess tax benefit from stock compensation	(25)	(84)
Net amortization of premiums on investment securities	502	491
Change in cash surrender value of bank-owned life insurance	(492)	(144)
Net loss (gain) on sales of investment securities	772	(8)
Change in fair value of held for sale Small Business Administration ("SBA") loans using fair value option	(62)	—
Gain on sales of loans held for sale	(113)	(223)
Gain on sales of SBA loans	(2,195)	(358)
Net originations of loans held for sale	(6,918)	(9,965)
Write down on other real estate owned	—	156
Proceeds from sales of loans held for sale	9,709	10,136
Net gain on sale of branches	—	(355)
Change in fair value of equity securities	19	—
(Increase) decrease in accrued interest receivable and other assets	3,597	4,247
Decrease in accounts payable, accrued expenses and accrued interest payable	(12,156)	(2,625)
Net cash provided by operating activities	17,876	13,269
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	112,710	—
Cash settlement for sale of held for sale branches	—	(33,557)
Purchases of securities available for sale	(146,134)	(54,999)
Sales of securities available for sale	108,865	30,149
Proceeds from maturities, calls and pay downs of investment securities	21,620	6,369
Purchases of non-marketable equity securities, net	(12,478)	(7,074)
Net loans originated	6,244	(115,464)
Proceeds from sale of SBA loans	24,534	30,355
Net additions to bank premises and equipment	(2,590)	(295)
Proceeds from sales of other real estate owned	—	291
Net cash provided (used) in investing activities	112,771	(144,225)
Cash flows from financing activities:
Net change in deposits	214,816	215,466
Net change in advances from Federal Home Loan Bank	(75,037)	(23,036)
Net change in securities sold under agreement to repurchase	(448)	(15,000)
Payments to tax authorities for stock-based compensation	(1,279)	(324)
Proceeds from exercise of employee stock options	873	—
Purchase of treasury stock	(7,732)	—
Dividends paid	(6,816)	—
Net cash provided by financing activities	124,377	177,106
Net increase in cash and cash equivalents	255,024	46,150
Cash and cash equivalents at beginning of period	84,449	149,044
Cash and cash equivalents at end of period	$339,473	$195,194
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
Veritex, through its wholly-owned subsidiary, Veritex Community Bank (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 28 branches and one mortgage office located in the Dallas-Fort Worth metroplex, thirteen branches in the Houston metropolitan area, one branch in the Austin metropolitan area and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and perform periodic examinations to ensure regulatory compliance.
On January 1, 2019 (“close date”), the Company completed its acquisition of Green Bancorp, Inc. (“Green”), the parent holding company of Green Bank, N.A, a nationally chartered commercial bank headquartered in Houston, Texas with 21 full-service branches in the Houston, Dallas and other markets. See additional information on the acquisition in Note 19 - Business Combinations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank as its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at March 31, 2019 and December 31, 2018, condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, condensed consolidated stockholders’ equity for the three months ended March 31, 2019 and 2018 and condensed consolidated cash flows for the three months ended March 31, 2019 and 2018.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 27, 2019.

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

Reclassifications
Some items in the Company’s prior year financial statements were reclassified to conform to the current presentation, including (i) the reclassification of dividend income from other noninterest income into interest on other investments in order to align with industry peers for comparability purposes and (ii) the reclassification of $335 from professional and regulatory fees to merger and acquisition expense on the condensed consolidated statements of income for the three months ended March 31, 2018.
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Earnings (numerator)
Net income	$7,407	$10,388
Shares (denominator) in thousands
Weighted average shares outstanding for basic EPS	54,293	24,120
Dilutive effect of employee stock-based awards	1,146	419
Adjusted weighted average shares outstanding	55,439	24,539
EPS:
Basic	$0.14	$0.43
Diluted	$0.13	$0.42

For the three months ended March 31, 2019 and 2018, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

Certain Purchased Loans
The Company purchases individual loans and groups of loans, through both acquisitions of other banks and the normal course of its operations, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at fair value at acquisition in a business combination, such that there is no carryover of the seller’s allowance for loan losses. After consummation of the acquisition, losses are recognized by an increase in the provision for loan losses.
These PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination. On the date of acquisition, the Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of carrying value are recorded as interest income over the estimated life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, except for present value changes solely due to changes in timing of cash flows, an impairment loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, any related allowance for loan loss is reversed, with the remaining yield being recognized prospectively through interest income.

Derivative Financial Instruments
The Company’s derivative instruments are entered into pursuant to a customer accommodation program under which the Company enters into an interest rate swap, cap agreement or an interest rate collar with a commercial customer and an agreement with offsetting terms with a correspondent bank. These derivative instruments are not designated as accounting hedges. Changes in net fair value are recognized in noninterest income or expense and the fair value amounts are included in other assets and other liabilities.
Loans Held for Sale
Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The Company’s held for sale loans typically consist of certain government guaranteed loans or mortgage loans. The classification may be made upon origination or subsequent to origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value on an individual loan basis, except for those held for sale loans for which the Company elects to use the fair value option. The fair value of loans held for sale is based on commitments from investors or prevailing market prices. For the Company’s accounting policy on loans held for sale which the fair value option is not elected refer to Note 1 in our Form 10-K for the year ended December 31, 2018.
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. Changes in fair value for instruments using the fair value option are recorded in noninterest income.
Gain on Sale of Guaranteed Portion of Loans, Net

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale recognized in income is the sum of the cash premium on the guaranteed loan, the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion retained.

Gain on Sale of Mortgage Loans Held for Sale
Mortgage loans held for sale are sold with servicing released. Gains and losses on sales of mortgage loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase represent the purchase of interests in securities by the Company’s customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company does not account for any of its repurchase agreements as sales for accounting purposes in its financial statements. Repurchase agreements are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent.
Securities Held-to-Maturity
Securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. The Company has the positive intent, and the ability, to hold these assets until their respective maturities.

Goodwill
The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount, in accordance with ASC 350-20. During the three months ended March 31, 2019, the Company changed its annual goodwill impairment testing date from December 31 to October 31. The Company believes that the new date is preferable as it provides additional time prior to the Company’s fiscal year end to complete the annual goodwill impairment test, especially in the event the Company pursues potential future acquisitions and experiences growth. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to the Company’s previously issued financial statements. There were no impairments of goodwill recorded during the three months ended March 31, 2019 and 2018.
Liability-Classified Awards
The fair value of a liability award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability awards are recorded over the vesting period of the award. Changes in the fair value of liability awards that occur during the requisite service period are recognized as compensation cost over that period. The percentage of the fair value that is accrued as compensation cost at the end of each period equals the percentage of the requisite service that has been rendered at that date. Changes in the fair value of a liability award that occur after the end of the requisite service period are recognized as compensation cost in the period in which the changes occur. Any difference between the amount for which a liability award is settled and its fair value at the settlement date is an adjustment of compensation cost in the period of settlement. Compensation cost for liability awards is recorded in salaries and employee benefits and the associated liability is recorded in accounts payable and accrued expenses.

Adoption of New Accounting Standards
FASB Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-11, “Targeted Improvements.” The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election not to apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients as both the lessor and lessee allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for that single component as a lease.
The Company’s operating leases relate primarily to office space and bank branches. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives, deferred rent and prepaid rent. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $18,705 and an operating lease liability of $18,753 on January 1, 2019, with no impact on our consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability amounts recorded upon implementing ASU 2016-02 include the ROU asset and lease liability acquired/assumed from Green. Refer to Note 19 - Business Combinations for additional information. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheets. See Note 9 - Leases for additional information.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted on January 1, 2019. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal control over financial reporting and footnote disclosures. The Company has assessed its system needs, has begun designing its financial models to estimate expected credit losses in accordance with the standard and continues to assess its data including the data acquired in connection with the acquisition of Green. Further development, testing and evaluation of those models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,975	$4,928
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$9,380	$—
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	(48)	—
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid-in-capital	788	—
Non-cash assets
Investment securities	$661,032	$—
Non-marketable equity securities	40,287	—
Loans held for sale	9,360	—
Loans held for investment	3,245,492	(4,622)
Accrued interest receivable	11,673	—
Bank owned life insurance	56,841	—
Bank premises, furniture and equipment	39,426	1,162
Investment in unconsolidated subsidiaries	666	—
Intangible assets, net	65,718	(956)
Goodwill	206,821	2,233
Other assets	12,245	1,934
Right of use asset	9,373	—
Deferred taxes	11,535	—
Current taxes	1,799	—
Assets held for sale	85,307	—
Total assets	$4,457,575	$(249)
Non-cash liabilities assumed
Non-interest-bearing deposits	$825,364	$(303)
Interest-bearing deposits	1,300,825	—
Certificates and other time deposits	1,346,915	—
Accounts payable and accrued expenses	26,587	—
Lease liability	9,373	—
Accrued interest payable and other liabilities	5,181	54
Securities sold under agreements to repurchase	3,226	—
Advances from Federal Home Loan Bank	300,000	—
Subordinated debentures and subordinated notes	56,233	—
Liabilities held for sale	52,682	—
Total liabilities	$3,926,386	$(249)

3. Share Transactions
On January 28, 2019, the Company's Board of Directors authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company may, from time to time, purchase up to $50,000 of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program expires on December 31, 2019 and does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Company’s Board of Directors at any time prior to its expiration.

During the first quarter of 2019, 316,600 shares were repurchased and held as treasury stock at an average price of $24.42.

4. Investment Securities
Debt and equity securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses recognized in accumulated other comprehensive loss, and the fair value of securities are as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Corporate bonds	$42,269	$352	$245	$42,376
Municipal securities	75,134	1,380	110	76,404
Mortgage-backed securities	325,707	4,352	880	329,179
Collateralized mortgage obligations	380,996	2,682	790	382,888
Small Business Administration ("SBA") guaranteed securities	91,362	2,159	40	93,481
	$915,468	$10,925	$2,065	$924,328

Held-to-maturity
Mortgage-backed securities	$5,442	$130	$—	$5,572
Municipal securities	20,901	512	—	21,413
	$26,343	$642	$—	$26,985

The Company reassessed the classification of certain investments and effective January 1, 2019, the Company transferred $4,758 of municipal securities and $3,045 of mortgage-backed securities from available-for-sale to held-to-maturity at fair value. The related unrealized gain was nominal. No gain or loss was recorded at the time of the transfer.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	$9,096	$—	$118	$8,978
Corporate bonds	26,518	84	134	26,468
Municipal securities	40,275	10	338	39,947
Mortgage-backed securities	97,117	101	2,167	95,051
Collateralized mortgage obligations	92,906	197	1,344	91,759
Asset-backed securities	492	—	—	492
	$266,404	$392	$4,101	$262,695

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale
Corporate bonds	$8,597	$91	$3,660	$154	$12,257	$245
Municipal securities	—	—	10,448	110	10,448	110
Mortgage-backed securities	95	1	52,554	879	52,649	880
Collateralized mortgage obligations	43,820	260	31,794	530	75,614	790
SBA guaranteed securities	—	—	7,279	40	7,279	40
	$52,512	$352	$105,735	$1,713	$158,247	$2,065

	December 31, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-sale
U.S. government agencies	$5,671	$68	$3,306	$50	$8,977	$118
Municipal securities	16,043	92	10,428	246	26,471	338
Corporate bonds	6,689	134	—	—	6,689	134
Mortgage-backed securities	24,277	279	59,637	1,888	83,914	2,167
Collateralized mortgage obligations	18,765	71	42,536	1,273	61,301	1,344
	$71,445	$644	$115,907	$3,457	$187,352	$4,101

The number of investment positions in an unrealized loss position totaled 83 and 142 at March 31, 2019 and December 31, 2018, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other than temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) the Company does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate related due to the level of interest rates at March 31, 2019 compared to the time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns regarding these securities.
The amortized costs and estimated fair values of securities available-for-sale, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The term of mortgage-backed, collateralized mortgage obligations and asset-backed securities thus approximates the term of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	March 31, 2019
	Available-for-sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	7,997	8,115	—	—
Due from five years to ten years	52,733	52,720	730	734
Due after ten years	56,673	57,945	20,171	20,679
	117,403	118,780	20,901	21,413
Mortgage-backed securities and collateralized mortgage obligations	706,703	712,067	5,442	5,572
SBA guaranteed securities	91,362	93,481	—	—
	$915,468	$924,328	$26,343	$26,985

	December 31, 2018
	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$2,963	$2,966
Due from one year to five years	34,933	34,854
Due from five years to ten years	19,682	19,468
Due after ten years	18,311	18,105
	75,889	75,393
Mortgage-backed securities and collateralized mortgage obligations	190,023	186,810
Asset-backed securities	492	492
	$266,404	$262,695

Proceeds from sales of investment securities available-for-sale and gross gains and losses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$108,865	$30,149
Gross realized gains	1	323
Gross realized losses	773	315

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank advances as of March 31, 2019 and December 31, 2018.

5. Loans and Allowance for Loan Losses
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2019	December 31, 2018
Loans held for investment:
Real estate:
Construction and land	$514,709	$324,863
Farmland	10,028	10,528
1 - 4 family residential	570,599	297,917
Multi-family residential	287,713	51,285
Commercial real estate	2,446,557	1,103,032
Commercial	1,812,670	760,772
Mortgage warehouse	114,158	—
Consumer	21,766	7,112
	5,778,200	2,555,509
Deferred loan fees	(321)	(15)
Allowance for loan losses	(21,603)	(19,255)
	$5,756,276	$2,536,239
Included in the net loan portfolio as of March 31, 2019 and December 31, 2018 was an accretable discount related to purchased performing and purchased credit impaired (“PCI”) loans acquired within a business combination in the approximate amounts of $63,105 and $22,309, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2019 and December 31, 2018 is a discount on retained loans from sale of originated SBA loans of $2,817 and $2,398, respectively.
The majority of the loan portfolio is comprised of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of March 31, 2019 and December 31, 2018.
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

Non-accrual loans aggregated by class of loans, as of March 31, 2019 and December 31, 2018, are as follows:

	Non-Accrual Loans
	March 31, 2019	December 31, 2018
Real estate:
Construction and land	$2,399	$2,399
Farmland	—	—
1 - 4 family residential	—	—
Multi-family residential	—	—
Commercial real estate	4,874	2,575
Commercial	11,410	19,769
Mortgage warehouse	—	—
Consumer	—	2
	$18,683	$24,745
At March 31, 2019 and December 31, 2018, non-accrual loans included PCI loans of $7,903 and $16,902, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated.
During the three months ended March 31, 2019, interest income not recognized on non-accrual loans, excluding PCI loans, was $151. During the three months ended March 31, 2018, interest income not recognized on non-accrual loans was minimal.

An age analysis of past due loans, aggregated by class of loans, as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$8,789	$782	$3,586	$13,157	$496,400	$5,152	$514,709	$1,187
Farmland	—	—	—	—	10,028	—	10,028	—
1 - 4 family residential	4,583	386	330	5,299	557,744	7,556	570,599	330
Multi-family residential	—	—	—	—	287,713	—	287,713	—
Commercial real estate	2,435	4,284	5,379	12,098	2,333,414	101,045	2,446,557	505
Commercial	3,109	1,609	4,685	9,403	1,751,828	51,439	1,812,670	2,281
Mortgage warehouse	—	—	—	—	114,158	—	114,158	—
Consumer	302	7	—	309	21,302	155	21,766	—
	$19,218	$7,068	$13,980	$40,266	$5,572,587	$165,347	$5,778,200	$4,303

	December 31, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$305	$—	$—	$305	$324,558	$—	$324,863	$—
Farmland	—	—	—	—	10,528	—	10,528	—
1 - 4 family residential	131	266	—	397	297,435	85	297,917	—
Multi-family residential	—	—	—	—	51,285	—	51,285	—
Commercial real estate	3,465	—	—	3,465	1,082,559	17,008	1,103,032	—
Commercial	816	828	—	1,644	735,391	23,737	760,772	—
Consumer	10	—	—	10	7,102	—	7,112	—
	$4,727	$1,094	$—	$5,821	$2,508,858	$40,830	$2,555,509	$—
(1) Loans 90 days past due and still accruing excludes $527 of PCI loans as of December 31, 2018.

Loans past due 90 days and still accruing increased to $4,303 as of March 31, 2019. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
Impaired loans and TDRs at March 31, 2019 and December 31, 2018 are summarized in the following tables.

	March 31, 2019(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,399	$688	$1,711	$2,399	$166	$2,529
Farmland	—	—	—	—	—	—
1 - 4 family residential	158	158	—	158	—	159
Multi-family residential	—	—	—	—	—	—
Commercial real estate	5,235	3,099	2,136	5,235	104	5,591
Commercial	3,834	541	3,293	3,834	1,212	4,684
Consumer	63	63	—	63	—	67
Total	$11,689	$4,549	$7,140	$11,689	$1,482	$13,030
(1) Loans reported exclude PCI loans.

	December 31, 2018(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,016	$2,016	$—	$2,016	$—	$2,262
Farmland	—	—	—	—	—	—
1 - 4 family residential	542	542	—	542	—	565
Multi-family residential	—	—	—	—	—	—
Commercial real estate	2,939	2,939	—	2,939	—	3,032
Commercial	3,228	644	2,584	3,228	368	3,351
Consumer	66	66	—	66	—	79
Total	$8,791	$6,207	$2,584	$8,791	$368	$9,289
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,159 and $1,171 as of March 31, 2019 and December 31, 2018, respectively.
There were no new TDRs during the three months ended March 31, 2019 and 2018.

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three months ended March 31, 2019 and 2018. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three months ended March 31, 2019 and 2018 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2019 or December 31, 2018.
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
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$499,407	$6,810	$3,340	$—	$5,152	$514,709
Farmland	10,028	—	—	—	—	10,028
1 - 4 family residential	562,306	386	351	—	7,556	570,599
Multi-family residential	287,713	—	—	—	—	287,713
Commercial real estate	2,305,261	8,237	32,014	—	101,045	2,446,557
Commercial	1,735,925	17,484	7,822	—	51,439	1,812,670
Mortgage warehouse	114,158	—	—	—	—	114,158
Consumer	21,465	—	146	—	155	21,766
Total	$5,536,263	$32,917	$43,673	$—	$165,347	$5,778,200

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial real estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

An analysis of the allowance for loan losses for the three months ended March 31, 2019 and 2018 and year ended December 31, 2018 is as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018
Balance at beginning of period	$19,255	$12,808	$12,808
Provision charged to earnings	5,012	6,603	678
Charge-offs	(2,728)	(197)	(94)
Recoveries	64	41	9
Net charge-offs	(2,664)	(156)	(85)
Balance at end of period	$21,603	$19,255	$13,401
The allowance for loan losses as a percentage of total loans was 0.37%, 0.75% and 0.58% as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Three Months Ended March 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$2,244	$1,975	$6,463	$8,554	$19	$19,255
Provision (recapture) charged to earnings	507	(85)	750	3,785	55	5,012
Charge-offs	—	—	—	(2,654)	(74)	(2,728)
Recoveries	—	8	—	10	46	64
Net charge-offs	—	8	—	(2,644)	(28)	(2,664)
Balance at end of period	$2,751	$1,898	$7,213	$9,695	$46	$21,603
Period-end amount allocated to:
Specific reserves	166	—	104	1,212	—	1,482
PCI reserves	—	—	—	296	—	296
General reserves	2,585	1,898	7,109	8,187	46	19,825
Total	$2,751	$1,898	$7,213	$9,695	$46	$21,603

	For the Year Ended December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	929	502	2,053	3,100	19	6,603
Charge-offs	—	—	—	(175)	(22)	(197)
Recoveries	—	—	—	41	—	41
Net charge-offs (recoveries)	—	—	—	(134)	(22)	(156)
Balance at end of period	$2,244	$1,975	$6,463	$8,554	$19	$19,255
Period-end amount allocated to:
Specific reserves	—	—	—	368	—	368
PCI reserves	—	—	—	1,302	—	1,302
General reserves	2,244	1,975	6,463	6,884	19	17,585
Total	$2,244	$1,975	$6,463	$8,554	$19	$19,255

	For the Three Months Ended March 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	111	117	552	(102)	—	678
Charge-offs	—	—	—	(94)	—	(94)
Recoveries	—	—	—	9	—	9
Net charge-offs (recoveries)	—	—	—	(85)	—	(85)
Balance at end of period	$1,426	$1,590	$4,962	$5,401	$22	$13,401
Period-end amount allocated to:
Specific reserves	—	—	—	66	—	66
PCI reserves	—	—	—	—	—	—
General reserves	1,426	1,590	4,962	5,335	22	13,335
Total	$1,426	$1,590	$4,962	$5,401	$22	$13,401
The Company’s recorded investment in loans as of March 31, 2019 and December 31, 2018 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	March 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,399	$158	$5,235	$3,834	$63	$11,689
Loans collectively evaluated for impairment	517,186	850,598	2,340,277	1,871,555	21,548	5,601,164
PCI loans	5,152	7,556	101,045	51,439	155	165,347
Total	$524,737	$858,312	$2,446,557	$1,926,828	$21,766	$5,778,200

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,016	$542	$2,939	$3,228	$66	$8,791
Loans collectively evaluated for impairment	333,375	348,575	1,083,085	733,807	7,046	2,505,888
PCI loans	—	85	17,008	23,737	—	40,830
Total	$335,391	$349,202	$1,103,032	$760,772	$7,112	$2,555,509
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at March 31, 2019 and December 31, 2018 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	March 31, 2019	December 31, 2018
Carrying amount	$165,051	$39,528
Outstanding balance	220,864	49,902

Changes in the accretable yield for PCI loans for the three months ended March 31, 2019 and 2018 are included in table below.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance at beginning of period	$18,747	$2,723
Additions	18,073	1,414
Reclassifications (to) from nonaccretable	(413)	5,870
Accretion	(2,545)	(1,868)
Balance at end of period	$33,862	$8,139
During the three months ended March 31, 2019, the Company received cash collections in excess of expected cash flows on PCI loans of $390. There were no cash collections in excess of expected cash flows on PCI loans for the three months ended March 31, 2018.
Servicing Assets
The Company was servicing loans of approximately $228,638 and $74,946 as of March 31, 2019 and 2018, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$1,304	$1,215
Servicing asset acquired through acquisition	2,382	—
Increase from loan sales	461	92
Amortization charged to income	(175)	(102)
Balance at end of period	$3,972	$1,205
The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2019, December 31, 2018 and March 31, 2018. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2019 and 2018, there was no valuation allowance recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2019 and December 31, 2018.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available-for-sale securities	$—	$924,328	$—	$924,328
Loans held for sale(1)	—	7,259	—	7,259
Correspondent interest rate swaps	—	767	—	767
Customer interest rate swaps	—	2,453	—	2,453
Correspondent interest rate caps and collars	—	110	—	110
Financial Liabilities:
Correspondent interest rate swaps	—	2,715	—	2,715
Customer interest rate swaps	—	764	—	764
Customer interest rate caps and collars	—	110	—	110
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available-for-sale securities	$—	$262,695	$—	$262,695
There were no liabilities measured at fair value on a recurring basis as of December 31, 2018.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2019 and 2018.
The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2019
Assets:
Impaired loans	$—	$—	$7,140	$7,140
Other real estate owned	—	—	151	151
As of December 31, 2018
Assets:
Impaired loans	—	—	2,584	2,584
At March 31, 2019, impaired loans had a carrying value of $7,140, with $1,482 specific allowance for loan loss allocated. At December 31, 2018, impaired loans had a carrying value of $2,584, with $368 specific allowance for loan loss allocated.
Other real estate owned consisted of one property recorded with a fair value of approximately $151 at March 31, 2019. There were no real estate owned properties recorded at fair value at December 31, 2018.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2019 or December 31, 2018.

Fair Value of Financial Instruments
The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s 2018 Annual Report on Form 10-K, with the exception of securities sold under agreements to repurchase. Please refer to Note 16 of the Company’s 2018 Annual Report on Form 10-K for information on these methods.
Securities sold under agreements to repurchase: The carrying amount of securities sold under agreements to repurchase is a reasonable estimate of fair value because these borrowings reprice at market rates generally daily.
The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2019 and December 31, 2018 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2019
Financial assets:
Cash and cash equivalents	$339,473	$—	$339,473	$—
Held-to-maturity investments	26,343	—	26,985	—
Loans held for sale	8,003	—	8,003	—
Loans held for investment, mortgage warehouse	114,158	—	—	114,306
Loans held for investment	5,663,721	—	—	5,741,733
Accrued interest receivable	23,234	—	23,234	—
Bank-owned life insurance	79,397	—	79,397	—
Servicing asset	3,972	—	3,972	—
Other investments	75,920	—	75,920	—
Financial instruments assets held for sale	77,503	—	77,503	—
Financial liabilities:
Deposits	$6,297,715		$6,065,598	$—
Advances from FHLB	252,982	—	255,753	—
Accrued interest payable	8,008	—	8,008	—
Subordinated debentures and subordinated notes	72,719	—	72,719	—
Securities sold under agreement to repurchase	2,778	—	2,778	—
Financial instruments liabilities held for sale	62,381	—	62,381	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$84,449	$—	$84,449	$—
Loans held for sale	1,258	—	1,258	—
Loans held for investment	2,555,494	—	—	2,553,376
Accrued interest receivable	8,828	—	8,828	—
Bank-owned life insurance	22,064	—	22,064	—
Servicing asset	834	—	834	—
Other investments	22,822	—	22,822	—
Financial liabilities:
Deposits	$2,622,428	$—	$2,506,379	$—
Advances from FHLB	28,019	—	28,063	—
Accrued interest payable	1,135	—	1,135	—
Subordinated debentures and subordinated notes	16,691	—	16,691	—

7. Derivative Financial Instruments
In order to accommodate the borrowing needs of certain commercial customers, the Company has entered into interest rate swap or cap agreements with those customers. These interest rate derivative contracts effectively allow our customers to convert a variable rate loan into a fixed rate loan. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap or cap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Because the Company acts as an intermediary for its customers, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on the Company’s results of operations. The fair value amounts are included in other assets and other liabilities.
The following is a summary of the interest rate swaps outstanding as of March 31, 2019. We did not have interest rate swaps as of December 31, 2018.

	March 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$174,946	2.94 - 8.47%	LIBOR 1 month + 0% - 5.00%	Wtd. Avg. 3.6 years	$(1,948)
Interest rate caps and collars	$37,629	2.50 - 5.80%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$110

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$174,946	2.94 - 8.47%	LIBOR 1 month + 0% - 5.00%	Wtd. Avg. 3.6 years	$1,689
Interest rate caps and collars	$37,629	2.50 - 5.80%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$(110)

The estimated fair values of non-hedging derivative instruments are reflected within the Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as of March 31, 2019. The Company did not have non-hedging derivative instruments as of December 31, 2018.

	March 31, 2019
		Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative
Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swaps	$174,946	$767	$2,715
Interest rate caps and collars	37,629	110	—
Commercial customer counterparty:
Interest rate swaps	174,946	2,453	764
Interest rate caps and collars	37,629	—	110
Gross derivatives		$3,330	$3,589
Offsetting derivative assets/liabilities		(235)	(235)
Net derivatives in the consolidated balance sheets		$3,095	$3,354
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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Commitments to extend credit	$1,693,207	$962,436
Standby and commercial letters of credit	30,788	5,431
Total	$1,723,995	$967,867
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
9. Leases
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and accounts payable and accrued expenses, respectively, on the Company’s condensed consolidated balance sheets. The Company does not currently have finance leases in which it is the lessee.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the condensed consolidated statements of income and other comprehensive income.

The Company’s leases related primarily to office space and bank branches with remaining lease terms of generally 1 to 8 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of March 31, 2019, operating lease ROU assets and liabilities were $17,231 and $17,729, respectively.

The table below summarizes the Company’s net lease cost:

Three Months Ended March 31, 2019
Operating lease cost	$1,384
Variable lease cost	263
Net lease cost	$1,647

The table below summarized other information related to our operating leases:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,146
Weighted average remaining lease term - operating leases, in years	3.2
Weighted average discount rate - operating leases	1.5%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

March 31, 2019
Lease payments due:
Within one year	$4,485
After one but within two years	3,832
After two but within three years	2,930
After three but within four years	2,536
After four but within five years	2,110
After five years	3,345
Total undiscounted cash flows	19,238
Less: Discount on cash flows	(1,509)
Total lease liability	$17,729

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019. As of March 31, 2019, the Company does not have additional operating leases for office space that are anticipated to commence during the second quarter of 2019.

10. Intangible Assets and Goodwill
Intangible assets in the accompanying condensed consolidated balance sheets are summarized as follows:

	As of March 31, 2019
	Weighted	Gross			Net
	Amortization	Intangible	Accumulated		Intangible
	Period	Assets	Amortization		Assets
Core deposit intangibles	7.7 years	$81,769	$6,853		$74,916
Servicing asset	6.8 years	4,934	962		3,972
Intangible lease assets	2.4 years	4,765	2,408	—	2,357
		$91,468	$10,223		$81,245

	As of December 31, 2018
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	7.7 years	$16,051	$4,376	$11,675
Servicing asset	6.8 years	2,091	787	1,304
Intangible lease assets	2.7 years	5,282	2,365	2,917
		$23,424	$7,528	$15,896

For the three months ended March 31, 2019 and March 31, 2018, amortization expense related to intangible assets of approximately $2,695 and $1,205, respectively, was included within amortization of intangibles, occupancy and equipment, and other income within the condensed consolidated statements of income.
Changes in the carrying amount of goodwill are summarized as follows for the three months ended March 31, 2019:

March 31, 2019
Balance as of December 31, 2018	$161,447
Effect of Green acquisition	206,821
Balance as of March 31, 2019	$368,268
11. Deposits
Deposits in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2019	December 31, 2018
Noninterest-bearing demand accounts	$1,439,630	$626,283
Interest-bearing demand accounts	334,867	146,969
Savings accounts	113,253	33,147
Limited access money market accounts	2,169,049	1,133,045
Certificates of deposit, greater than $100	1,434,992	392,935
Certificates of deposit, less than $100	805,924	290,049
Total	$6,297,715	$2,622,428
As of March 31, 2019, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2019	$1,852,426
2020	193,475
2021	100,403
2022	53,072
2023	41,592
Total	$2,240,968
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $304 and $153 as of March 31, 2019 and December 31, 2018, respectively. Brokered deposits at March 31, 2019 and December 31, 2018 totaled approximately $621,966 and $234,190, respectively.
12. Advances from the Federal Home Loan Bank (“FHLB”)
Advances from the FHLB totaled $252,982 and $28,019 at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 2.62% and mature on various dates in 2019 and 2022. The Company had the availability to borrow additional funds of approximately $1,057,155 as of March 31, 2019.
Contractual maturities of FHLB advances at March 31, 2019 were as follows:

2019	$225,000
2020	25,000
2022	2,982
Total	$252,982

13. Subordinated Debentures and Subordinated Notes
Subordinated Notes

	March 31, 2019	December 31, 2018
Subordinated notes	$40,000	$5,000
Unamortized debt premium (discount)	2,862	(11)
Total subordinated notes	$42,862	$4,989

In connection with the Company’s acquisition of Green, the Company assumed $35,000 of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021. Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.
During the floating rate period from December 15, 2021, but excluding the maturity date or date of earlier redemption, the Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. The Company may elect to redeem the Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization.
Subordinated Debentures Trust Preferred Securities

	March 31, 2019	December 31, 2018
Subordinated debentures	$33,868	$11,702
Debt discount	(4,011)	—
Total subordinated debentures	$29,857	$11,702
In connection with the Company’s acquisition of Green, the Company assumed obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Patriot Bancshares Capital Trust II. A summary of information related to these two issues of subordinated debentures is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
Patriot Bancshares Capital Trust I	$5,155	3 month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	$17,011	3 month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037

(1)    The 3-month LIBOR in effect as of March 31, 2019 was 2.6%.

Each of the trusts is a capital trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The trust preferred securities issued by each of the trusts as of March 31, 2019, may be redeemed at the Company’s option.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

14. Stock-Based and Liability-Classified Awards
Veritex 2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
The closing of the Green acquisition on January 1, 2019 constituted a change-in-control under the 2010 Incentive Plan. As a result, all unvested awards as of December 31, 2018 were accelerated to fully vest on the close date in accordance with the 2010 Incentive Plan. Stock compensation expense related to the 2010 Incentive Plan recognized in the accompanying condensed consolidated statements of income totaled $2 and $5 for the three months ended March 31, 2019 and 2018, respectively.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2019 and 2018, and changes during the periods then ended is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	305,000	$10.16	3.59 years
Exercised	(9,000)	10.38
Outstanding at March 31, 2018	296,000	$10.16	3.31 years
Options exercisable at March 31, 2018	290,000	$10.12	3.25 years

Outstanding at January 1, 2019	275,000	$10.12	2.39 years	$3,098
Exercised	(15,000)	10.28
Outstanding and exercisable at March 31, 2019	260,000	$10.12	2.11 years	$3,723

As of March 31, 2019, there was no unrecognized stock compensation expense related to non-performance based stock options. As of December 31, 2018 and March 31, 2018, there was approximately $2 and $7, respectively, of unrecognized compensation expense related to non-performance based stock options.

No restricted stock units were granted or forfeited under the 2010 Incentive Plan during 2019 and no restricted stock units were outstanding as of March 31, 2019. A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of March 31, 2018, and changes during the three months then ended is as follows:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	24,250	$13.19
Vested into shares	(8,750)	10.85
Forfeited	(500)	10.85
Outstanding at March 31, 2018	15,000	$14.99
As of March 31, 2019 and December 31, 2018, there was no remaining unrecognized compensation expense related to non-vested restricted stock units.  As of March 31, 2018, there was $12 of total unrecognized compensation expense related to unvested restricted stock units.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of March 31, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of March 31,
	2019	2018
Non-performance based stock options exercised	390	255
Non-performance based restricted stock units vested	—	245
Veritex 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) and Green Acquired Omnibus Plans
Accelerated Vesting of 2014 Omnibus Plan Awards
In connection with the acquisition of Green, which closed on January 1, 2019, the Company approved the full acceleration of vesting of all unvested 2014 Omnibus Plan awards on the close date. The consummation of the acquisition constituted a change in control of the Company under the 2014 Omnibus Plan. Under its terms, accelerated vesting upon a change in control is permissible, and the Company’s board of directors (“Board”) approved that all unvested equity awards issued under the 2014 Omnibus Plan would fully vest as of the consummation of the acquisition on January 1, 2019. The Company accounted for the discretionary vesting of awards as a modification of the original awards. This modification resulted in the accelerated vesting of 133,455 non-performance based restricted stock units, 51,284 performance based restricted stock units and 320,405 non-performance based stock options on January 1, 2019, the modification date. The incremental compensation cost resulting from these modifications was nominal for the three months ended March 31, 2019. The accelerated vesting of awards on January 1, 2019 resulted in the immediate recognition of $5,535 of stock compensation expense for the three months ended March 31, 2019. This stock compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.

Post-combination Expense of Green Awards
In connection with the acquisition of Green and pursuant to the terms of the related definitive agreement, all of Green’s outstanding and unvested equity awards prior to the close date, including stock options and restricted stock units, became fully vested as of the close date. The acceleration of vesting of Green’s restricted stock units according to the terms of the merger consisted of a modification of the original awards, with exception of certain awards that had original accelerated vesting terms. The accounting treatment for the outstanding Green awards in the context of the business combination was to allocate the fair market value of Green’s stock options and restricted stock units at the close date attributable to pre-combination service to the aggregate merger consideration. The difference between the fair market value of the replacement options as well as the fully vested restricted stock units and the amount allocable to pre-combination service was considered a post-combination expense to the Company after the close date. The estimated post combination expense to the Company as a result of the business combination was $10,129 which was immediately expensed in the post combination financial statements for the quarter ended March 31, 2019, as there were no further service conditions. This compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.
2018 Performance Based Restricted Stock Units
The Company determined in January 2019 that 67% of the performance-based restricted stock units granted during the year ended December 31, 2018 or 12,704 units, should be forfeited in January 2019 based on the performance results of the Company’s total shareholder return (“TSR”) relative to the SNL Micro Cap US Bank Index for the performance period starting on December 31, 2017 and ending on December 31, 2018.
2019 Grants of Restricted Stock Units
In January 2019, the Company granted non-performance based and performance based restricted stock units under the 2014 Omnibus Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The non-performance-based restricted stock units vest in three or five equal installments on each anniversary of the grant date. There were also non-performance based restricted stock units granted with no vesting conditions on the grant date.
The performance based restricted stock units granted in January 2019 cliff vest on January 1, 2022 with the performance period starting on December 31, 2018 and ending on December 31, 2021. The vesting percentage is determined based on the Company’s TSR relative to the TSR of 15 peer companies (“Peer Group”) over the performance period. Below is a table showing the range of vesting percentages for the performance based restricted stock units based on the Company’s TSR percentile rank.

Vesting %
Below the 24.9th percentile of Peer Group TSR	—%
Within the 25th to 49.9th percentile of Peer Group TSR	50%
Within the 50th the 74.9th percentile of Peer Group TSR	100%
At or above the 75th percentile of Peer Group TSR	150%
Certain non-performance based and performance based restricted stock units granted under the 2014 Omnibus Plan in January 2019 have terms requiring cash settlement of the awards unless and until the awards are approved by the shareholders of the Company at the Company’s 2019 annual meeting of shareholders, at which meeting the Company has sought approval from its shareholders to authorize the amendment and restatement of the 2014 Omnibus Plan to increase the aggregate number of shares that are available for grant thereunder, among certain other terms, as well as approval of the 2019 equity awards so they may be settled in shares (the “Shareholder Approval”). The compensation committee of the Company’s Board approved the amendment and restatement of the 2014 Omnibus Plan in April 2019. Given the requirement to settle these awards in cash until Shareholder Approval is obtained, the Company accounted for these awards as liability-classified awards and measured them at fair value as of March 31, 2019.
A Monte Carlo simulation was used to estimate the fair value of performance-based restricted stock units on the grant date that include a market condition based on the Company’s TSR relative to its Peer Group, which determines the eligible number of restricted stock units to vest. A similar Monte Carlo valuation was also obtained for the liability performance based awards as of March 31, 2019.

2019 Grant of Stock Options and Tandem Stock Appreciation Rights
In January 2019, the Company granted non-performance options under the 2014 Omnibus Plan and Veritex (Green) 2014 Plan that vest in three equal installments on each anniversary of the grant date.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0.00%	0.00%
Expected life	6.5 years	5.0 to 7.5 years
Expected volatility	29.67%	27.87% to 37.55%
Risk-free interest rate	2.56%	1.06% to 2.73%
The expected life is based on the amount of time that options granted are expected to be outstanding. The dividend yield assumption is based on the Company’s history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
In addition, the Company granted non-performance based stock options and tandem stock appreciation rights (“SARs”) under the 2014 Omnibus Plan that vest in three or five equal installments on each anniversary of the grant date. The non-performance based stock options shall become exercisable upon receipt of both the affirmative vote of the Board and approval of the shareholders at the Company’s 2019 annual meeting of shareholders. SARs represent the right to receive a cash payment equal to the fair value of a share of the Company’s common stock of the Company upon the exercise of the award. As of March 31, 2019, the Company has accounted for the SARs as liability awards measured at fair value.
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for the equity awards granted under the 2014 Omnibus Plan, excluding the accelerated stock compensation expense of $5,535 previously discussed above in this Note, was approximately $1,508 for the three months ended March 31, 2019 of which $1,418 related to non-performance based restricted stock units granted in January 2019 with no vesting conditions for which the stock compensation is included in merger and acquisition expenses in the condensed consolidated statements of income. For the three months ended March 31, 2018, the Company recognized $474 in stock compensation expense.
Stock compensation expense for options and restricted stock unit awards granted under the Veritex (Green) 2014 Plan was approximately $385 for the three months ended March 31, 2019, excluding the post-combination stock compensation expense of $10,129 associated with all of Green’s fully vested replacement awards discussed above in this Note.
Compensation expense for liability-classified awards under the 2014 Omnibus Plan was $708 for the three months ended March 31, 2019.

2014 Omnibus Plan
A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of March 31, 2019 and 2018, and changes during the three months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based Stock Options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	332,706	$22.71	8.86 years		—	$—
Granted	112,593	27.63			—	—
Exercised	(1,983)	14.95			—	—
Outstanding at March 31, 2018	443,316	$23.95	8.89 years		—	$—
Options exercisable at March 31, 2018	104,396	$17.21	7.56 years		—	$—

Outstanding at January 1, 2019	449,520	$24.47	8.24 years		—	$—
Granted	75,928	21.38			253,633	21.38
Forfeited	(4,445)	21.38			—	—
Exercised	(11,848)	15.37			—	—
Outstanding at March 31, 2019	509,155	$23.28	8.28 years	$1,191	253,633	$21.38	9.76 years	$605
Options exercisable at March 31, 2019	437,672	$24.71	8.04 years	$860	—	$—
Weighted average fair value of options granted during the period		$7.59				$21.38

As of March 31, 2019, December 31, 2018 and March 31, 2018 there was $497, $2,103 and $2,806 of total unrecognized compensation expense related to equity options awarded under the 2014 Omnibus Plan, respectively. As of March 31, 2019, there was $2,180 of total unrecognized compensation expense related to liability options awarded under the 2014 Omnibus Plan. The unrecognized compensation expense at March 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.75 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2019 and 2018, and changes during the three months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based
	Restricted Stock Units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	150,722	$13.29	—	$—
Granted	34,500	28.05	—	—
Vested into shares	(8,399)	25.13	—	—
Options exercisable at March 31, 2018	176,823	$15.61	—	$—

Outstanding at January 1, 2019	133,455	$19.67	—	$—
Granted	66,327	21.38	165,739	21.38
Vested into shares	(196,171)	23.41	—	—
Outstanding at March 31, 2019	3,611	$21.81	165,739	$21.38

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of March 31, 2019 and 2018, and changes during the three months then ended, is as follows:

	2014 Omnibus Plan
	Performance Based
	Restricted Stock Units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	53,594	$8.72	—	$—
Granted	40,269	27.59	—	—
Vested into shares	(26,623)	18.83	—	—
Outstanding at March 31, 2018	67,240	$16.01	—	$—

Outstanding at January 1, 2019	63,988	$21.28	—	$—
Granted	29,282	21.38	32,249	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(14,418)	26.85	—	—
Outstanding at March 31, 2019	27,568	$23.11	32,249	$21.38
As of March 31, 2019, December 31, 2018 and March 31, 2018 there was $498, $3,430 and $5,097 of total unrecognized compensation related to equity restricted stock units awarded under the 2014 Omnibus Plan, respectively. As of March 31, 2019, there was $4,106 of unrecognized compensation related to liability restricted stock units awarded under the 2014 Omnibus Plan. The unrecognized compensation expense at March 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.75 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of March 31, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of March 31,
	2019	2018
Non-performance based stock options exercised	315	54
Non-performance based restricted stock units vested	1,096	745
Performance based restricted stock units vested	4,346	234
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2019, and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Exercised	(28,033)	12.89		—
Outstanding at March 31, 2019	488,538	$23.28	8.35 years	$2,977
Options exercisable at March 31, 2019	276,745	$15.67	7.27 years	$2,376
Weighted average fair value of options granted during the period		$24.22

As of March 31, 2019, there was $1,474 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. The unrecognized compensation expense at March 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.75 years.

A summary of the status of the Company’s non-performance based restricted stock units under the Veritex (Green) 2014 Plan as of March 31, 2019 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at March 31, 2019	116,250	$21.38

A summary of the status of the Company’s performance based restricted stock units under the Veritex (Green) 2014 Plan as of March 31, 2019 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	21.38
Outstanding at March 31, 2019	26,145	$21.38
As of March 31, 2019, there was $2,750 of total unrecognized compensation related to outstanding performance based restricted stock units awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.75 years.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the Veritex (Green) 2014 Plan as of March 31, 2019 is presented below:

Fair Value of Options Exercised or Restricted Stock Units Vested as of March 31,
2019
Non-performance based stock options exercised	$558
Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the three months ended March 31, 2019. No stock options or restricted stock units were awarded from these plans during the three months ended March 31, 2019. During the three months ended March 31, 2019, 28,533 stock options were exercised from the Green 2010 Plan. No stock options were exercised from the Green 2006 Plan during the three months ended March 31, 2019. As of March 31, 2019, 740,095 exercisable stock options remain outstanding in the Green 2010 Plan and 11,850 exercisable stock options remain outstanding in the Green 2006 Plan.
15. Income Taxes
Income tax expense for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018
Income tax expense for the period	$1,989	$3,511
Effective tax rate	21.2%	25.3%
In connection with the acquisition of Green, the Company assumed a liability of $2,155 for an uncertain tax position. This liability would, if recognized in full, affect the Company’s effective tax rate. The Company did not have any uncertain tax positions as of March 31, 2018.

16. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from these actions will not materially affect the financial position or results of operations of the Company.
Qualified Affordable Housing Investment
As of March 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $3,645 and $3,663, respectively. This balance is reflected in other securities on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in certain qualified housing projects totaled $1,923 and $2,510 as of March 31, 2019 and December 31, 2018, respectively. The Company expects to fulfill these commitments during the year ended 2034.
17. Capital Requirements and Restrictions on Retained Earnings
The Company, on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of March 31, 2019 and December 31, 2018, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2019 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total capital (to risk-weighted assets)
Company	$847,480	12.45%	$544,565	8.0%	n/a	n/a
Bank	811,440	11.93%	544,134	8.0%	$680,168	10.0%
Tier 1 capital (to risk-weighted assets)
Company	783,015	11.50%	408,530	6.0%	n/a	n/a
Bank	789,837	11.61%	408,184	6.0%	544,246	8.0%
Common equity tier 1 to risk-weighted assets
Company	753,158	11.07%	306,162	4.5%	n/a	n/a
Bank	789,837	11.61%	306,138	4.5%	442,200	6.5%
Tier 1 capital (to average assets)
Company	783,015	10.57%	296,316	4.0%	n/a	n/a
Bank	789,837	10.65%	296,652	4.0%	370,815	5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)
Company	$394,419	12.98%	$243,093	8.0%	n/a	n/a
Bank	353,640	11.64%	243,052	8.0%	$303,814	10.0%
Tier 1 capital (to risk-weighted assets)
Company	370,175	12.18%	182,352	6.0%	n/a	n/a
Bank	334,385	11.01%	182,226	6.0%	242,968	8.0%
Common equity tier 1 to risk-weighted assets
Company	358,473	11.80%	136,706	4.5%	n/a	n/a
Bank	334,385	11.01%	136,670	4.5%	197,412	6.5%
Tier 1 capital (to average assets)
Company	370,175	12.04%	122,982	4.0%	n/a	n/a
Bank	334,385	10.87%	123,049	4.0%	153,811	5.0%
Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank.  Dividends of $6,816, or $0.125 per outstanding share on the record date of February 7, 2019, were paid by the Bank to the Company during the quarter ended March 31, 2019. No dividends were paid by the Bank to the Company during the year ended December 31, 2018.

18. Branch Assets and Liabilities Held for Sale

Upon the acquisition of Green, the Company acquired branch assets held for sale and assumed branch liabilities held for sale pursuant to a purchase and assumption agreement entered into by Green with Keystone Bank, N.A. ("Keystone") prior the acquisition date, pursuant to which Keystone will acquire certain assets and deposits associated with one branch in the Austin metropolitan market. The transaction is expected to close in the second quarter of 2019 and will result in the Company exiting the Austin metropolitan market.

The following table presents the assets and liabilities held for sale as of March 31, 2019. There were no assets and liabilities held for sale as of December 31, 2018.

March 31, 2019
Assets
Cash and cash equivalents	$319
Loans	78,732
Bank premises, furniture and equipment	19
Intangible assets
Other assets	423
Total assets	$79,493
Liabilities
Noninterest-bearing deposits	$25,251
Interest-bearing transaction and savings deposits	36,970
Accounts payable and accrued expenses	122
Accrued interest payable and other liabilities	38
Total liabilities	$62,381

19. Business Combinations
Green Bancorp, Inc.
On January 1, 2019, the Company completed its acquisition of Green. The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Green exceeded the provisional value of the net assets acquired, goodwill of $206,821 was recorded related to the acquisition. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.
Consideration

Under the terms of the definitive agreement for the acquisition, each outstanding share of Green common stock and Green’s outstanding restricted stock units that accelerated vesting at maximum levels at the close date was converted into the right to receive 0.79 shares of the Company’s common stock, with cash paid in lieu of fractional shares. In addition, Green’s options that accelerated vesting at maximum levels on the close date were exchanged for an option to purchase Veritex common stock at the same 0.79 conversion rate. The Company issued 497,594 shares of Veritex common stock in regards to Green’s fully vested restricted stock units. In addition, Veritex was obligated to replace Green’s unvested options with 1,085,256 fully vested Veritex options. The following table presents the fair value of each class of consideration transferred at the close date.

Equivalent shares of Veritex common stock issued in exchange for Green outstanding shares	29,532,957
Veritex common stock price per share as of close date	$21.38
Fair value of Veritex common stock issued in exchange for Green outstanding shares	$631,415
Fair value of Green equity-based awards attributed to pre-combination service	12,484
Cash consideration to Green shareholders	10
Total consideration transferred	$643,909
Fair Value

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) 12 months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for investment securities, loans held for investment, bank premises, furniture and equipment, intangible assets, deferred and current taxes, deposits and subordinated debentures and subordinated notes have been recorded for the acquisition as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Estimate at January 1, 2019
Assets
Cash and cash equivalents	$112,720
Investment securities	661,032
Other securities	40,287
Loans held for sale	9,360
Loans held for investment	3,245,492
Accrued interest receivable	11,673
Bank owned life insurance	56,841
Bank premises, furniture and equipment	39,426
Investment in unconsolidated subsidiaries	666
Intangible assets	65,718
Goodwill	206,821
Other assets	12,245
Right of use asset	9,373
Deferred Taxes	11,535
Current taxes	1,799
Branch assets held for sale	85,307
Total assets	$4,570,295
Liabilities
Non-interest-bearing deposits	$825,364
Interest-bearing deposits	1,300,825
Certificates and other time deposits	1,346,915
Accounts payable and other accrued expenses	26,587
Lease liability	9,373
Accrued interest payable	5,181
Securities sold under agreements to repurchase	3,226
Advances from Federal Home Loan Bank	300,000
Subordinated debentures and subordinated notes	56,233
Branch liabilities held for sale	52,682
Total liabilities	$3,926,386
Acquisition-related Expenses
For the three months ended March 31, 2019, the Company incurred $31,217 pre-tax merger and acquisition expenses related to the Green acquisition which primarily consists of stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options of $17,082, severance payments of $7,672 and legal and professional fees of $4,833. The Company incurred no acquisition expenses related to the Green acquisition for the three months ended March 31, 2018. Acquisition expenses are included in merger and acquisition expenses on the condensed consolidated statements of income.
Acquired Loans and Purchased Credit Impaired Loans
Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from Green.

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
The following table discloses the preliminary fair value and contractual value of loans acquired from Green on January 1, 2019:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$113,772	$1,802,008	$1,915,780
Commercial	42,975	1,106,502	1,149,477
Mortgage warehouse	—	166,850	166,850
Consumer	184	13,201	13,385
Total fair value	156,931	3,088,561	3,245,492
Contractual principal balance	$216,444	$3,095,022	$3,311,466
The following table presents preliminary additional information about PCI loans acquired from Green on January 1, 2019:

PCI Loans
Contractually required principal and interest	$251,607
Non-accretable difference	76,590
Cash flows expected to be collected	$175,017
Accretable difference	18,086
Fair value of PCI loans	$156,931
Intangible Assets
The acquisition resulted in a preliminary core deposit intangible of $65,718, which will be amortized on a straight line basis over the estimated life of 8 years.
Branch assets and liabilities held for sale
Branch assets and liabilies held for sale as of the close date are valued at fair value less cost to sell. The following table discloses the preliminary fair value information about branch assets and liabilities that met the definition of held for sale on January 1, 2019:

January 1, 2019
Assets
Cash and cash equivalents	$392
Loans	78,366
Bank premises, furniture and equipment	19
Intangible assets	6,013
Other assets	517
Total assets	$85,307
Liabilities
Noninterest-bearing deposits	$52,319
Accounts payable and accrued expenses	40
Accrued interest payable and other liabilities[1]	323
Total liabilities	$52,682
1 Accrued interest payable and other liabilities includes $90 in expected selling costs.
Certificates and other time deposits
The acquisition resulted in a preliminary premium on time deposits of $7,318, which will be accreted on a straight line basis over the contractual lives of certificates and other time deposits, or an estimated weighted average life of 1.7 years.
Subordinated debt and subordinated debentures
The acquisition resulted in a preliminary premium on subordinated debt of $3,134 and a preliminary discount on subordinated debentures of $4,066, which will be accreted/amortized on a straight line basis over the estimated life of 2 years and 17.5 years, respectively.
Supplemental Pro Forma Information (unaudited)
The following table presents pro forma information for the quarter ended March 31, 2018 as if the Green acquisition was completed as of January 1, 2018. The pro forma results combine the historical results of Green into the Company's condensed consolidated statements of income including the impact of certain purchase accounting adjustments, including loan and investment discount accretion and intangible assets amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018:

Net Interest Income	$68,314
Net Income	27,677

Basic earnings per share	$0.51
Diluted earnings per share	0.52
Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Green was merged into the Company and separate financial information is not readily available.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our condensed financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2018. Except where the content otherwise requires or when otherwise indicated, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our banking subsidiary, Veritex Community Bank.

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

Overview

Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

On January 1, 2019, we acquired Green Bancorp, Inc. (“Green”), a Texas corporation and the parent holding company for Green Bank, a national banking association headquartered in Houston, Texas with 21 full-service branches in the Houston, Dallas and other markets. We issued a total of 30,030,551 shares of common stock to Green in consideration for this merger. We acquired an estimated $4.6 billion in assets and assumed $3.9 billion of liabilities as a result of this acquisition. As of March 31, 2019, we had total assets of $7.9 billion, total loans of $5.8 billion, total deposits of $6.3 billion and total stockholders’ equity of $1.2 billion, which includes the fair value estimates from the Green acquisition. It is our understanding that the only remaining legacy private equity investor in Green with an ownership interest in Veritex Holdings, Inc. stock is Pine Brook Road Partners, LLC which owns 3.2 million shares of common stock, or approximately 5.8%, of Veritex Holdings, Inc. based on a Schedule 13G filing as of January 1, 2019.
Our business is conducted through one reportable segment, community banking, where we generate the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of Small Business Administration (“SBA”) guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, and interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and specifically in the Dallas-Fort Worth metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.
Results of Operations for the Three Months Ended March 31, 2019 and 2018

General

Net income for the three months ended March 31, 2019 was $7.4 million, a decrease of $3.0 million, or 28.7%, from net income available to common stockholders of $10.4 million for the three months ended March 31, 2018.
Basic earnings per share (“EPS”) for the three months ended March 31, 2019 was $0.14, a decrease of $0.29 from $0.43 for the three months ended March 31, 2018. Diluted EPS for the three months ended March 31, 2019 was $0.13, a decrease of $0.29 from $0.42 for the three months ended March 31, 2018.

Net Interest Income

For the three months ended March 31, 2019, net interest income totaled $72.9 million and net interest margin and net interest spread were 4.17% and 3.70%, respectively. For the three months ended March 31, 2018, net interest income totaled $29.1 million and net interest margin and net interest spread were 4.43% and 4.11%, respectively. The increase in net interest income was primarily due to an increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from Green and organic loan growth during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, average loan balance increased by $3.6 billion compared to the three months ended March 31, 2018, which resulted in a $53.7 million increase in interest income. This increase in net interest income was partially offset by an increase in the average rate paid on interest-bearing liabilities, which resulted in a $14.9 million increase in interest on deposit accounts. Net interest margin decreased 26 basis points from the three months ended March 31, 2018 primarily due to an increase in the average rate paid on interest-bearing liabilities compared to the three months ended March 31, 2018. As a result, the average cost of interest-bearing deposits increased to 1.62% for the three months ended March 31, 2019 from 1.00% for the three months ended March 31, 2018.

For the three months ended March 31, 2019, interest expense totaled $22.3 million and the average rate paid on interest-bearing liabilities was 1.74%. For the three months ended March 31, 2018, interest expense totaled $5.0 million and the average rate paid on interest-bearing liabilities was 1.08%. The increase in interest expense of $17.3 million was due to growth in average interest bearing-liabilities of $3.3 billion, or 176.3%, primarily due to the increase in interest bearing-liabilities assumed from the acquisition of Green, organic growth in average interest bearing deposits, advances from Federal Home Loan Bank (“FHLB”) and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2019, interest income not recognized on non-accrual loans was $151 thousand. For the three months ended March 31, 2018, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1), (5)	$5,731,062	$84,194	5.96%	$2,261,133	$32,067	5.75%
Loans held for investment, mortgage warehouse	119,781	1,553	5.26	—	—	—
Securities	926,347	7,232	3.17	222,026	1,328	2.43
Interest-earning deposits in other banks	264,138	1,554	2.39	163,996	687	1.70
Other investments(2)	56,909	691	4.92	16,782	28	0.68
Total interest-earning assets	7,098,237	95,224	5.44	2,663,937	34,110	5.19
Allowance for loan losses	(20,065)			(13,133)
Noninterest-earning assets(5)	763,095			355,625
Total assets	$7,841,267			$3,006,429
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits(5)	$2,562,304	$10,366	1.64%	$1,218,144	$3,289	1.10%
Certificates and other time deposits(5)	2,244,194	8,792	1.59	527,051	1,004	0.77
Advances from FHLB	310,697	2,055	2.68	117,507	460	1.59
Subordinated debentures and subordinated debt	75,813	1,094	5.85	16,926	232	5.56
Total interest-bearing liabilities	5,193,008	22,307	1.74	1,879,628	4,985	1.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits(5)	1,427,970			600,215
Other liabilities(5)	30,023			17,262
Total liabilities	6,651,001			2,497,105
Stockholders’ equity	1,190,266			492,869
Total liabilities and stockholders’ equity	$7,841,267			$2,989,974
Net interest rate spread(3)			3.7%			4.11%
Net interest income		$72,917			$29,125
Net interest margin(4)			4.17%			4.43%
(1) Includes average outstanding balances of loans held for sale of $7,709 and $1,336 for the three months ended March 31, 2019 and March 31, 2018, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
(2) The Company historically reported dividend income in other noninterest income and has reclassified $678 and $23 of dividend income into other investments as of March 31, 2019 and March 31, 2018, respectively, in order to align with industry peers for comparability purposes.
(3) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(4) Net interest margin is equal to net interest income divided by average interest-earning assets.
(5) Includes average balances that are held for sale at March 31, 2019.

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

	For the Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$49,210	$2,917	$52,127
Loans held for investments, mortgage warehouse	718	835	1,553
Securities	4,213	1,691	5,904
Other investments	67	596	663
Interest-earning deposits in other banks	420	447	867
Total increase in interest income	54,628	6,486	61,114
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	3,629	3,448	7,077
Certificates and other time deposits	6,732	1,056	7,788
Advances from FHLB	756	839	1,595
Subordinated debentures and subordinated notes	807	55	862
Total increase in interest expense	11,924	5,398	17,322
Increase in net interest income	$42,704	$1,088	$43,792
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses, see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $5.0 million for the three months ended March 31, 2019, compared to $678 thousand for the same period in 2018, an increase of $4.3 million, or 639.2%. The increase in provision for loan losses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in our originated and renewed loans as well as a $1.4 million increase in specific reserves on certain non-performing loans and a $1.5 million increase on the recorded provision of a purchased credit impaired (“PCI”) loan that was paid off as of March 31, 2019.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,517	$933	$2,584
Loan fees	1,677	274	1,403
(Loss) gain on sales of investment securities	(772)	8	(780)
Gain on sales of loans	2,370	581	1,789
Rental Income	368	478	(110)
Other(1)	1,324	484	840
Total noninterest income	$8,484	$2,758	$5,726
(1) The Company historically reported dividend income in other noninterest income and has reclassified $678 and $23 of dividend income into other investments as of March 31, 2019 and March 31, 2018, respectively, in order to align with industry peers for comparability purposes.
Noninterest income for the three months ended March 31, 2019 increased $5.7 million, or 207.6%, to $8.5 million compared to noninterest income of $2.8 million for the same period in 2018. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. During the three months ended March 31, 2019, service charges and fees on deposit accounts were $3.5 million as compared to $933 thousand for the same period in 2018. This growth primarily resulted from our acquisition of Green deposit accounts and the associated income from these accounts.

Loan fees. Loan fees for the three months ended March 31, 2019 were $1.7 million, an increase of $1.4 million compared to the same period of 2018. This growth primarily resulted from our acquisition of Green loans and the associated income.

Gain on sale of loans. We originate SBA guaranteed loans and long-term fixed-rate mortgage loans for resale into the secondary market. Income from the sales of loans was $2.4 million for the three months ended March 31, 2019 compared to $581 thousand for the same period of 2018. This increase was primarily due to an increase in sales of SBA-guaranteed loans resulting in an increase in incremental gains of $1.8 million.

Other. Other noninterest income was $1.3 million for the three months ended March 31, 2019, an increase of $840 thousand compared to the same period of 2018. The increase in other income was primarily due to a $479 thousand change in cash surrender value on bank owned life insurance (“BOLI”), a $250 thousand increase in derivative income earned and other building income of $171 thousand during the three months ended March 31, 2019.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Salaries and employee benefits	$18,885	$7,930	$10,955
Non-staff expenses:
Occupancy and equipment	4,129	3,234	895
Professional and regulatory fees	3,418	2,104	1,314
Data processing and software expense	1,924	828	1,096
Marketing	619	461	158
Amortization of intangibles	2,760	978	1,782
Telephone and communications	395	426	(31)
Merger and acquisition expense	31,217	335	30,882
Other	3,646	1,010	2,636
Total noninterest expense	$66,993	$17,306	$49,687

Noninterest expense for the three months ended March 31, 2019 increased $49.7 million, or 287.1%, to $67.0 million compared to noninterest expense of $17.3 million for the three months ended March 31, 2018. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $18.9 million for the three months ended March 31, 2019, an increase of $11.0 million, or 138.1%, compared to the same period in 2018. The increase was primarily attributable to increased employee compensation of $8.4 million, employee benefit expenses of $1.4 million and payroll taxes of $431 thousand resulting from a higher headcount of full time equivalent employees related to our acquisition of Green for the three months ended March 31, 2019 as compared to the same period in 2018. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $1.4 million as a result of organic growth in loans during the three months ended March 31, 2019 compared to the same period in 2018.

Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $3.4 million for the three months ended March 31, 2019 compared to $2.1 million for the same period in 2018, an increase of $1.3 million, or 62.5%. This increase was primarily due to increased information technology support expense of $558 thousand, Federal Deposit Insurance Corporation (“FDIC”) assessment fees of $521 thousand, loan related legal fees of $221 thousand and audit fees of $233 thousand as compared to the same period in 2018.
Data processing and software expense. This category includes all expenses related to data processing and software expenses. Data processing and software expenses were $1.9 million for the three months ended March 31, 2019 compared to $828 thousand for the same period in 2018, an increase of $1.1 million, or 132.4%. This increase was primarily due to increased software expense of $599 thousand and data processing expenses $579 thousand as compared to the same period in 2018 as a result of the Green acquisition.
Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing asset and other intangible assets. Our expense associated with amortization of intangibles was $2.8 million for the three months ended March 31, 2019 compared to $978 thousand for the same period in 2018. The increase of $1.8 million was primarily due to newly acquired intangible assets associated with the Green acquisition, which increased our amortization expense by $2.0 million. This increase was partially offset by a reduction in amortization expense related to our lease commission intangible asset of $236 thousand.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory and other expenses incurred in connections with a merger or acquisition. Merger and acquisition expense was $31.2 million for the three months ended March 31, 2019, an increase of $30.9 million, compared to the same period in 2018. These expenses were mainly driven by an increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options of $17.1 million, severance and change-in-control payments of $7.6 million and legal and professional fees of $4.8 million in connection with our acquisition of Green.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses, and miscellaneous expenses. Other noninterest expense was $3.6 million for the three months ended March 31, 2019 compared to $1.0 million for the same period in 2018, an increase of $2.6 million, or 261.0%. This increase was primarily due to increased loan and collection expense of $518 thousand, third party banking services of $336 thousand, brokered certificate of deposit expenses of $368 thousand, insurance of $110 thousand and BOLI mortality costs of $132 thousand, as compared to the same period in 2018.
Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2019, income tax expense totaled $2.0 million, a decrease of $1.5 million, or 43.3%, compared to $3.5 million for the same period in 2018. The decrease was primarily attributable to the reduction in net income from operations to $9.4 million for the three months ended March 31, 2019 from $13.9 million the same period in 2018.

Financial Condition

Our total assets increased $4.7 billion, or 147.2%, from $3.2 billion as of December 31, 2018 to $7.9 billion as of March 31, 2019. Our asset growth was due to our acquisition of Green and the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2019, total loans were $5.8 billion. Total loans increased $3.2 billion, or 126.3%, compared to $2.6 billion as of December 31, 2018. The increase was the result of our acquisition of Green on January 1, 2019 as well as the continued execution and success of our loan growth strategy. In addition to these amounts, $8.0 million and $1.3 million in loans were classified as held for sale as of March 31, 2019 and December 31, 2018, respectively.

Total loans as a percentage of deposits were 91.8% and 97.4% as of March 31, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 72.8% and 79.6% as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2019		2018
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,812,670	31.4%	$760,772	29.8%
Mortgage Warehouse	114,158	2.0%	—	—%
Real estate:
Owner occupied commercial real estate	745,115	12.9%	321,478	12.6%
Commercial real estate	1,701,442	29.4%	781,554	30.6%
Construction and land	514,709	8.9%	324,863	12.7%
Farmland	10,028	0.2%	10,528	0.4%
1-4 family residential	570,599	9.9%	297,917	11.7%
Multifamily	287,713	5.0%	51,285	2.0%
Consumer	21,766	0.4%	7,112	0.3%
Total loans held for investment	$5,778,200	100.0%	$2,555,509	100.0%

Total loans held for sale	$8,002	100.0%	$1,258	100.0%

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of March 31,	As of December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans(1)	$18,683	$24,745
Accruing loans 90 or more days past due	4,303	—
Total nonperforming loans	22,986	24,745
Other real estate owned:
Commercial real estate, construction, land and land development	151	—
Total other real estate owned	151	—
Total nonperforming assets	$23,138	$24,745
Restructured loans—non-accrual	220	227
Restructured loans—accruing	939	944
Ratio of nonperforming loans to total loans	0.40%	0.97%
Ratio of nonperforming assets to total assets	0.29%	0.77%

(1) Non-accrual loans included PCI loans of $7,903 and $16,902 at March 31, 2019 and December 31, 2018, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2019	2018
	(Dollars in thousands)
Commercial	$11,410	$19,769
Real estate:
Owner occupied commercial real estate	4,874	2,575
Construction and land	2,399	2,399
Consumer	—	2
Total	$18,683	$24,745

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$499,407	$6,810	$3,340	$—	$5,152	$514,709
Farmland	10,028	—	—	—	—	10,028
1 - 4 family residential	562,306	386	351	—	7,556	570,599
Multi-family residential	287,713	—	—	—	—	287,713
Nonfarm nonresidential	2,305,261	8,237	32,014	—	101,045	2,446,557
Commercial	1,735,925	17,484	7,822	—	51,439	1,812,670
Mortgage Warehouse	114,158	—	—	—	—	114,158
Consumer	21,465	—	146	—	155	21,766
Total	5,536,263	$32,917	$43,673	$—	$165,347	$5,778,200

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Nonfarm nonresidential	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

Allowance for loan losses
As of March 31, 2019, the allowance for loan losses totaled $21.6 million, or 0.37%, of total loans. As of December 31, 2018, the allowance for loan losses totaled $19.3 million, or 0.75%, of total loans. The allowance for loan losses as a percentage of total loans was determined by the qualitative factors around the nature, volume and mix of the loan portfolio. The decrease in the allowance for loan loss as a percentage of loans from December 31, 2018 was attributable to our acquisition of Green as acquired loans are recorded at fair value. Ending balances for the purchase discount related to impaired and non-impaired acquired loans were $63.1 million and $22.3 million, as of March 31, 2019 and December 31, 2018, respectively.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Average loans outstanding(1)	$5,850,323	$2,259,823
Gross loans outstanding at end of period(1)	$5,778,200	$2,316,089
Allowance for loan losses at beginning of period	$19,255	$12,808
Provision for loan losses	5,012	678
Charge-offs:
Commercial	2,654	(94)
Consumer	74	—
Total charge-offs	2,728	(94)
Recoveries:
Residential	8	—
Commercial	10	9
Consumer	46	—
Total recoveries	64	9
Net charge-offs	2,664	(85)
Allowance for loan losses at end of period	$21,603	$13,401
Ratio of allowance to end of period loans	0.37%	0.58%
Ratio of net charge-offs to average loans	0.05%	0.01%

(1)	Excludes loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2018 to March 31, 2019. Loan balances increased from $2.6 billion as of December 31, 2018 to $5.8 billion as of March 31, 2019. The allowance for loan losses as a percentage of total loans for each of the quarters then ended was determined by evaluating the qualitative factors around the nature, volume and mix of the loan portfolio. The increase in the provision for loan losses for the three months ended March 31, 2019 compared to three months ended March 31, 2018 was primarily due to an increase in our originated and renewed loans as well as a $1.4 million increase in specific reserves on certain non-performing loans and a $1.5 million increase on the recorded provision of a PCI loan that was paid off as of March 31, 2019. Further, net charge-offs have been immaterial, representing less than 0.10% of average loan balances for the three months ended March 31, 2019 and 2018.

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

	As of		As of
	March 31, 2019		December 31, 2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$2,691	12.5%	$2,186	11.4%
Farmland	60	0.3	58	0.3
1 - 4 family residential	1,616	7.5	1,613	8.4
Multi-family residential	282	1.3	362	1.9
Commercial real estate	7,213	33.4	6,463	33.6
Total real estate	$11,862	55.0%	$10,682	55.6%
Commercial	9,695	44.9	8,554	44.3
Consumer	46	0.1	19	0.1
Total allowance for loan losses	$21,603	100.0%	$19,255	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2019, the carrying amount of investment securities totaled $924.3 million, an increase of $661.6 million, or 251.9%, compared to $262.7 million as of December 31, 2018, which is primarily due to our acquisition of Green in January of 2019. This increase was partially offset by sales, paydowns and maturities of $111.8 million the three months ended March 31, 2019. Securities represented 11.7% and 8.2% of total assets as of March 31, 2019 and December 31, 2018, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt–A, or second lien elements in our investment portfolio. As of March 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not (i) have the intent to sell any investment securities prior to recovery and/or maturity, (ii) believe it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity or (iii) believe that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at March 31, 2019 is temporary and no credit impairment has been realized in the Company’s condensed consolidated financial statements.
As of March 31, 2019 and December 31, 2018, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of the condensed consolidated stockholders’ equity as of such respective dates.

Intangible Assets and Goodwill
Intangible assets and goodwill as of March 31, 2019 were $81.2 million and $368.3 million, respectively, an increase of $65.3 million and $206.8 million, respectively, compared to December 31, 2018. The increase in intangible assets was primarily due to $65.7 million of core deposit intangibles acquired as a result of the acquisition of Green. The increase in goodwill represents the excess cost over fair value of net assets acquired from Green. For further information, see Note 19 - Business Combinations in the accompanying notes to the condensed consolidated financial statements included in this report.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Intangible assets	$81,245	$15,896
Goodwill	368,268	161,447
Deposits
Total deposits as of March 31, 2019 were $6.3 billion, an increase of $3.7 billion, or 140.1%, compared to $2.6 billion as of December 31, 2018. The increase from December 31, 2018 was primarily the result of increases of $1.9 billion, $1.0 billion and $868 thousand in time deposits, financial institution money market accounts and noninterest-bearing demand deposits, respectively, related to our acquisition of Green and organic growth of our deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Subordinated Debentures and Subordinated Notes
Subordinated Notes - During 2013, we issued subordinated promissory notes in aggregate principal amount of $5.0 million (“Notes”) in a private offering. The Notes were issued to certain entities controlled by an affiliate of ours and the proceeds were used to support our growth. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest on the Notes is due at stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, we may redeem the Notes in whole or in part on any interest payment date that occurs on or after December 23, 2018, subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.
Under the terms of the Notes, if we have not paid interest on the Notes within 30 days of any interest payment date, or if our ratio of classified assets to total tangible capital exceeds 40.0%, then the noteholder that holds the greatest aggregate principal amount of the Notes may appoint one representative to attend meetings of our board of directors as an observer. This board observation right terminates when such overdue interest is paid or our ratio of classified assets to total tangible capital no longer exceeds 40.0%. In addition, the terms of the Notes provide that the noteholders will have the same rights to inspect our books and records provided to holders our common stock under Texas law.
In connection with the issuance of the Notes, we also issued warrants to purchase 25,000 shares of our common stock, at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, on or prior to December 31, 2023.
In connection with our acquisition of Green, on January 1, 2019, we assumed $35,000 of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Fixed-to-Floating Notes”) that mature on December 15, 2026. The Fixed-to-Floating Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.

During the floating rate period from December 15, 2021, but excluding the maturity date or date of earlier redemption, the Fixed-to-Floating Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Fixed-to-Floating Notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. We may elect to redeem the Fixed-to-Floating Notes (subject to regulatory approval), in whole or in part, on any early redemption date, which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. We may also redeem (subject to regulatory approval), in whole but not in part, the Fixed-to Floating Notes prior to an early redemption date upon the occurrence of certain events at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Fixed-to-Floating Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization.
A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Subordinated notes	$40,000	$5,000
Unamortized debt premium (discount)	2,862	(11)
Total subordinated notes	$42,862	$4,989
Subordinated Debentures Trust Preferred Securities - We had the following subordinated debentures trust preferred securities outstanding at the dates indicated in the table below:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Subordinated debentures	$33,868	$11,702
Debt discount	(4,011)	—
Total subordinated debentures	$29,857	$11,702
A summary of pertinent information related to our issues of subordinated debentures outstanding at March 31, 2019 is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
	(Dollars in thousands)
Parkway National Capital Trust I	$3,093	3 month LIBOR +1.85%	December 2036
SovDallas Capital Trust I	$8,609	3 month LIBOR +4.0%	July 2038
Patriot Bancshares Capital Trust I	$5,155	3 month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	$17,011	3 month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037
(1)    The 3-month LIBOR in effect as of March 31, 2019 was 2.6%.

Each of the trusts is a capital trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.
Under the provisions of each issue of the debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.
Federal Home Loan Bank (“FHLB”) Advances.
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2019 and December 31, 2018, total borrowing capacity of $334.5 million and $1.0 billion, respectively, was available under this arrangement and $253.0 million and $28.0 million, respectively, was outstanding with a weighted average interest rate of 2.62% for the three months ended March 31, 2019 and 1.95% for the year ended December 31, 2018. Our current FHLB advances mature within five years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Branch assets and liabilities held for sale

As of March 31, 2019, branch assets and liabilities held for sale were $83.5 million and $62.4 million, respectively. As of December 31, 2018, no branch assets or liabilities were held for sale on the Company’s balance sheet. For further information, see Note 18 – “Branch assets and liabilities held for sale” in the notes to condensed consolidated financial statements.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2019 and the year ended December 31, 2018, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained six lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $195.0 million and $75.0 million as of March 31, 2019 and December 31, 2018, respectively. There were no advances under these lines of credit outstanding as of March 31, 2019 and December 31, 2018.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $7.8 billion for the three months ended March 31, 2019 and $3.1 billion for the year ended December 31, 2018.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	18.2%	19.8%
Interest-bearing	32.7	40.8
Certificates and other time deposits	28.6	19.4
Advances from FHLB	4.0	2.8
Other borrowings	1.0	0.5
Other liabilities	0.4	0.4
Stockholders’ equity	15.1	16.3
Total	100.0%	100.0%
Uses of Funds:
Loans	74.4%	75.6%
Securities available-for-sale	11.8	7.9
Interest-bearing deposits in other banks	3.4	—
Other noninterest-earning assets	10.5	16.5
Total	100.1%	100.0%
Average noninterest-bearing deposits to average deposits	35.8%	32.7%
Average loans to average deposits	146.1%	124.7%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 146.3% for the three months ended March 31, 2019 compared to the year ended December 31, 2018. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve, or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2019, we had $1.7 billion in outstanding commitments to extend credit and $30.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had $962.4 million in outstanding commitments to extend credit and $5.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2019, we had cash and cash equivalents of $339.5 million compared to $84.4 million as of December 31, 2018.
Analysis of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$17,876	$13,269
Net cash provided (used) in investing activities	112,771	(144,225)
Net cash provided by financing activities	124,377	177,106
Net change in cash and cash equivalents	$255,024	$46,150
Cash Flows Provided by Operating Activities
For the three months ended March 31, 2019, net cash provided by operating activities increased by $4.6 million when compared to the same period in 2018. The increase in cash from operating activities was primarily related to a $4.3 million increase in provision for loan losses and a $16.8 million increase in stock-based compensation expense partially offset by a $5.2 increase in accretion of loan purchase discount and a $3.0 decrease in net income.
Cash Flows Provided (Used) in Investing Activities
For the three months ended March 31, 2019, net cash provided by investing activities increased by $257.0 million when compared to the same period in 2018. The increase in cash provided in investing activities was primarily attributable to a $112.7 million of cash received in excess of cash paid for the acquisition of Green, a $78.7 million increase in sales of securities available-for-sale as a result of our sale of securities that did not fit our investment strategy in the first quarter of 2019 and a $121.7 million decrease in net mortgage warehouse loans held for investment due to payoffs. This increase was partially offset by a $91.1 million increase in purchases of available for sale securities.
Cash Flows Provided in Financing Activities
For the three months ended March 31, 2019, net cash provided by financing activities decreased by $52.7 million when compared to the same period in 2018. The decrease in cash provided by financing activities was primarily attributable to a $52.0 million decrease in advances from the FHLB.
As of the three months ended March 31, 2019 and 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
On January 28, 2019, our board of directors authorized a stock buyback program (the "Stock Buyback Program") pursuant to which we may, from time to time, purchase up to $50,000 of our outstanding common stock. During the first quarter of 2019, 316,600 shares were repurchased and held as treasury stock at an average price of $24.42 per share.

Capital Resources
Total stockholders’ equity increased to $1.2 billion as of March 31, 2019, compared to $530.6 million as of December 31, 2018, an increase of $663.1 million, or 125.0%. The increase from December 31, 2018 was primarily the result of the acquisition of Green, as well as $7.4 million in net income during the three months ended March 31, 2019. Total stockholders’ equity increased to $497.4 as of March 31, 2018, compared to $488.9 million as of December 31, 2017, an increase of $8.5 million, or 1.7%. The increase from December 31, 2017 was primarily the result of $10.4 million in net income during the three months ended March 31, 2018. Total stockholders’ equity increased to $1.2 billion as of March 31, 2019, compared to $497.4 million as of March 31, 2018, an increase of $696.7 million, or 140.1%. The increase from March 31, 2018 was primarily the result of the acquisition of Green, as well as an increase in retained earnings.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 17 – “Capital requirements and restrictions on retained earnings” in the notes to our condensed consolidated financial statements in this report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2019 and December 31, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$847,480	12.45%	$394,419	12.98%
Tier 1 capital (to risk-weighted assets)	783,015	11.50	370,175	12.18
Common equity tier 1 (to risk-weighted assets)	753,158	11.07	358,473	11.80
Tier 1 capital (to average assets)	783,015	10.57	370,175	12.04
Veritex Community Bank
Total capital (to risk-weighted assets)	$811,440	11.93%	$353,640	11.64%
Tier 1 capital (to risk-weighted assets)	789,837	11.61	334,385	11.01
Common equity tier 1 (to risk-weighted assets)	789,837	11.61	334,385	11.01
Tier 1 capital (to average assets)	789,837	10.65	334,385	10.87
Cash Dividends
On January 28, 2019, we announced that our Board of Directors declared the initiation of a regular quarterly cash dividend of $0.125 per share on our outstanding common stock, payable on or after February 21, 2019 to shareholders of record as of February 7, 2019. This was the first common stock dividend declared by our Board of Directors and reflected the strength of our performance over the previous fiscal year and the higher level of organic capital generation that resulted from the lower effective tax rates in the 2017 Tax Cuts and Jobs Act.

Contractual Obligations
In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations, such as future cash payments associated with its contractual obligations pursuant to its FHLB advance, non-cancelable future operating leases and qualified affordable housing investment and other borrowed funds. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2018.
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $1.7 billion and $30.8 million, respectively, as of March 31, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Critical Accounting Policies
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and allowance for loan losses, business combinations, investment securities, and loans held for sale. Since December 31, 2018, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2018, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this report.
Special Cautionary Notice Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business and growth strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

•
our actual cost savings resulting from the acquisition of Green may be less than expected, we may be unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the Green acquisition may be less than we expected;

•	potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information contained in this Quarterly Report on Form 10-Q may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.73%	8.63%	8.30%	(4.60)%
+ 200	10.72%	6.56%	5.76%	(1.56)%
+ 100	5.53%	3.89%	3.00%	0.13%
Base	—%	—%	0.05%	—%
−100	(6.23)%	(5.77)%	(4.08)%	(3.99)%
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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board of Directors authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company may, from time to time, purchase up to $50 million of its outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program expires on December 31, 2019 and does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Company’s Board of Directors at any time prior to its expiration. The following repurchases were made under this program during the three months ended March 31, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	—	$—	—	$50,000,000
February 1, 2019 - February 28, 2019	—	—	—	50,000,000
March 1, 2019 - March 31, 2019	316,600	24.76	316,600	42,161,000
	316,600	$24.76	316,600	$42,161,000

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
101*
The following materials from Veritex Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 10, 2019	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)