Form 10-Q
period 2019-09-30
Veritex Holdings, Inc.
filed 2019-10-25
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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

As of October 24, 2019, there were 51,903,818 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
as of September 30, 2019 and December 31, 2018
(Dollars in thousands, except par value information)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$72,107	$19,598
Interest bearing deposits in other banks	180,485	64,851
Total cash and cash equivalents	252,592	84,449
Securities available-for-sale, at fair value	990,274	262,695
Securities held-to-maturity (fair value of $35,177 at September 30, 2019)	33,119	—
Trust preferred securities	1,018	352
Federal Reserve Bank stock	33,782	12,324
Federal Home Loan Bank of Dallas stock	34,347	2,957
Other investments	20,648	7,541
Total investments	1,113,188	285,869
Loans held for sale	10,715	1,258
Loans held for investment, mortgage warehouse	233,577	—
Loans held for investment	5,654,027	2,555,494
Less: Allowance for loan losses	(26,243)	(19,255)
Loans held for investment, net	5,861,361	2,536,239
Bank-owned life insurance	80,411	22,064
Bank premises, furniture and equipment, net	118,449	78,409
Other real estate owned	4,625	—
Intangible assets, net of accumulated amortization of $16,450 and $7,528, at September 30, 2019 and December 31, 2018	75,363	15,896
Goodwill	370,463	161,447
Other assets	75,716	22,919
Total assets	$7,962,883	$3,208,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,473,126	$626,283
Interest-bearing transaction and savings deposits	2,528,293	1,313,161
Certificates and other time deposits	1,876,427	682,984
Total deposits	5,877,846	2,622,428
Accounts payable and accrued expenses	45,475	5,413
Accrued interest payable	6,054	5,361
Advances from Federal Home Loan Bank	752,907	28,019
Subordinated debentures and subordinated notes	72,284	16,691
Securities sold under agreements to repurchase	2,787	—
Total liabilities	6,757,353	2,677,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 54,732,272 and 24,263,894 shares issued at September 30, 2019 and December 31, 2018, respectively; 52,373,169 and 24,253,894 shares outstanding at September 30, 2019 and December 31, 2018, respectively	524	243
Additional paid-in capital	1,114,659	449,427
Retained earnings	125,344	83,968
Accumulated other comprehensive income (loss)	23,837	(2,930)
Treasury stock, 2,359,103 and 10,000 shares at cost at September 30, 2019 and December 31, 2018, respectively	(58,834)	(70)
Total stockholders’ equity	1,205,530	530,638
Total liabilities and stockholders’ equity	$7,962,883	$3,208,550
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$85,811	$35,074	$258,344	$99,432
Securities	7,687	1,722	22,316	4,697
Deposits in financial institutions and Fed Funds sold	1,329	1,016	4,255	2,316
Other investments	816	108	2,129	442
Total interest and dividend income	95,643	37,920	287,044	106,887
Interest expense:
Transaction and savings deposits	10,381	4,694	32,152	12,187
Certificates and other time deposits	10,283	3,068	29,220	6,320
Advances from FHLB	3,081	630	7,323	1,324
Subordinated debentures and subordinated notes	1,024	250	3,116	727
Total interest expense	24,769	8,642	71,811	20,558
Net interest income	70,874	29,278	215,233	86,329
Provision for loan losses	9,674	3,057	18,021	5,239
Net interest income after provision for loan losses	61,200	26,221	197,212	81,090
Noninterest income:
Service charges and fees on deposit accounts	3,667	809	10,606	2,588
Loan fees	2,252	410	5,861	945
Loss on sales of investment securities	—	(34)	(1,414)	(22)
Net gain on sales of loans and other assets owned	853	270	4,327	1,267
Rental income	369	414	1,110	1,343
Other	1,289	539	2,458	1,335
Total noninterest income	8,430	2,408	22,948	7,456
Noninterest expense:
Salaries and employee benefits	17,530	7,394	53,874	22,981
Occupancy and equipment	4,044	2,890	12,187	8,267
Professional and regulatory fees	2,750	1,893	8,982	5,525
Data processing and software expense	2,252	697	6,485	2,214
Marketing	708	306	2,288	1,213
Amortization of intangibles	2,712	798	8,191	2,632
Telephone and communications	361	236	1,381	1,076
Merger and acquisition expense	1,035	2,692	38,042	4,070
Other	3,238	1,340	10,089	3,743
Total noninterest expense	34,630	18,246	141,519	51,721
Net income from operations	35,000	10,383	78,641	36,825
Income tax expense	7,595	1,448	16,953	7,309
Net income	$27,405	$8,935	$61,688	$29,516
Basic earnings per share	$0.52	$0.37	$1.15	$1.22
Diluted earnings per share	$0.51	$0.36	$1.13	$1.20
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,405	$8,935	$61,688	$29,516
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale:
Change in net unrealized gains (losses) on securities available for sale during the period, net	7,212	(1,359)	29,892	(4,875)
Reclassification adjustment for net losses (gains) included in net income	—	34	1,414	22
Net unrealized gains (losses) on securities available for sale	7,212	(1,325)	31,306	(4,853)

Net unrealized gains on derivative instruments designated as cash flow hedges	413	—	2,033	—
Other comprehensive income (loss), before tax	7,625	(1,325)	33,339	(4,853)
Income tax expense (benefit)	1,529	(278)	6,572	(1,019)
Other comprehensive income (loss), net of tax	6,096	(1,047)	26,767	(3,834)
Comprehensive income	$33,501	$7,888	$88,455	$25,682

See accompanying Notes to Condensed Consolidated Financial Statements.

Summary of VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	53,457,486	$535	1,181,862	$(29,873)	$1,112,238	$104,652	$17,741	$1,205,293
Restricted stock units vested, net of 148 shares withheld to cover tax withholdings	352	—	—	—	(6)	—	—	(6)
Exercise of employee stock options	92,572	1	—	—	998	—	—	999
Stock buyback	(1,177,241)	(12)	1,177,241	(28,961)	—	—	—	(28,973)
Stock based compensation	—	—	—	—	1,429	—	—	1,429
Net income	—	—	—	—	—	27,405	—	27,405
Dividends paid	—	—	—	—	—	(6,713)	—	(6,713)
Other comprehensive income	—	—	—	—	—	—	6,096	6,096
Balance at September 30, 2019	52,373,169	$524	2,359,103	$(58,834)	$1,114,659	$125,344	$23,837	$1,205,530

Three Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares
	Shares	Amount	Shares	Amount					Total
Balance at June 30, 2018	24,181,401	$242	10,000	$(70)	$447,234	$65,208	$(4,067)	$(106)	$508,441
Restricted stock units vested, net of 1,379 shares withheld to cover tax withholdings	10,221	—	—	—	(56)	—	—	—	(56)
Stock based compensation	—	—	—	—	939	—	—	—	939
Net income	—	—	—	—	—	8,935	—	—	8,935
Other comprehensive loss	—	—	—	—	—	—	(1,047)	—	(1,047)
Balance at September 30, 2018	24,191,622	$242	10,000	$(70)	$448,117	$74,143	$(5,114)	$(106)	$517,212

Summary of VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	12,484
Restricted stock units vested, net of 53,734 shares withheld to cover tax withholdings	226,581	2	—	—	(1,291)	—	—	(1,289)
Exercise of employee stock options, net of 13,709 shares withheld to cover tax withholdings	211,246	2	—	—	2,389	—	—	2,391
Stock buyback	(2,349,103)	(23)	2,349,103	(58,764)	—	—	—	(58,787)
Stock based compensation	—	—	—	—	19,920	—	—	19,920
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	1,403
Net income	—	—	—	—	—	61,688	—	61,688
Dividends paid	—	—	—	—	—	(20,312)	—	(20,312)
Other comprehensive income	—	—	—	—	—	—	26,767	26,767
Balance at September 30, 2019	52,373,169	$524	2,359,103	$(58,834)	$1,114,659	$125,344	$23,837	$1,205,530

Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unallocated Employee Stock Ownership Plan Shares
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2017	24,109,515	$241	10,000	$(70)	$445,517	$44,627	$(1,280)	$(106)	$488,929
Restricted stock units vested, net of 14,978 shares withheld to cover tax withholdings	74,706	1	—	—	(446)	—	—	—	(445)
Exercise of employee stock options, net of 4,391 and 1,691 shares withheld for cashless exercise and to cover tax withholdings, respectively	7,401	—	—	—	(29)	—	—	—	(29)
Stock based compensation	—	—	—	—	3,075	—	—	—	3,075
Net income	—	—	—	—	—	29,516	—	—	29,516
Other comprehensive loss	—	—	—	—	—	—	(3,834)	—	(3,834)
Balance at September 30, 2018	24,191,622	$242	10,000	$(70)	$448,117	$74,143	$(5,114)	$(106)	$517,212
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$61,688	$29,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	12,372	5,350
Net accretion of time deposit and debt premium	(6,495)	—
Provision for loan losses	18,021	5,239
Accretion of loan purchase discount	(20,241)	(6,882)
Stock-based compensation expense	19,920	3,075
Compensation expense - liability-classified awards	1,403	—
Excess tax benefit from stock compensation	94	(168)
Net amortization of premiums on investment securities	1,887	1,478
Change in cash surrender value of bank-owned life insurance	(1,506)	(439)
Net loss (gain) on sales of investment securities	1,414	(22)
Change in fair value of held for sale Small Business Administration ("SBA") loans using fair value option	(215)	—
Gain on sales of mortgage loans held for sale	(394)	(566)
Gain on sales of SBA loans	(3,933)	(701)
Impairment on servicing asset	188	—
Net originations of loans held for sale	(28,414)	(28,361)
Proceeds from sales of loans held for sale	28,926	28,343
Write down on other real estate owned	—	156
Net loss (gain) on sale of branches	474	(349)
(Increase) decrease in accrued interest receivable and other assets	(1,064)	670
(Decrease) increase in accounts payable, accrued expenses and accrued interest payable	(8,623)	2,502
Net cash provided by operating activities	75,502	38,841
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	112,710	—
Cash settlement for sale of held for sale branches	7,153	(31,810)
Purchases of securities available for sale	(409,453)	(90,005)
Sales of securities available for sale	254,397	30,961
Proceeds from maturities, calls and pay downs of investment securities	90,079	24,615
Purchases of securities held to maturity	(8,137)	—
Maturity, calls and paydowns of securities held to maturity	1,214	—
Purchases of non-marketable equity securities, net	(26,332)	(13,685)
Net loans originated	(103,790)	(217,055)
Proceeds from sale of SBA loans	47,748	9,443
Net additions to bank premises and equipment	(6,395)	(3,194)
Proceeds from sales of other real estate owned	—	291
Net cash used in investing activities	(40,806)	(290,439)
Cash flows from financing activities:
Net change in deposits	(213,005)	377,927
Net change in advances from Federal Home Loan Bank	424,888	1,891
Net change in other borrowings	—	(15,000)
Net change in securities sold under agreement to repurchase	(439)	—
Payments to tax authorities for stock-based compensation	(1,289)	(501)
Proceeds from exercise of employee stock options	2,391	27
Purchase of treasury stock	(58,787)	—
Dividends paid	(20,312)	—
Net cash provided by financing activities	133,447	364,344
Net increase in cash and cash equivalents	168,143	112,746
Cash and cash equivalents at beginning of period	84,449	149,044
Cash and cash equivalents at end of period	$252,592	$261,790
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
Veritex, through its wholly-owned subsidiary, Veritex Community Bank (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 26 branches and one mortgage office located in the Dallas-Fort Worth metroplex, twelve branches in the Houston metropolitan area and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and both perform periodic examinations to ensure regulatory compliance.
On January 1, 2019 (the “close date”), the Company completed its acquisition of Green Bancorp, Inc. (“Green”), the parent holding company of Green Bank, N.A, a nationally chartered commercial bank headquartered in Houston, Texas. See additional information on the acquisition in Note 19 - Business Combinations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank, its wholly-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at September 30, 2019 and December 31, 2018, condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 27, 2019.

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
Segment Reporting
The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each activity of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon an analysis of the Bank as one segment or unit. The Company’s chief operating decision-maker, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

Reclassifications
Some items in the Company’s prior year financial statements were reclassified to conform to the current presentation, including (i) the reclassification of dividend income from other noninterest income into interest on other investments of $102 and $427 for the three and nine months ended September 30, 2018, respectively, in order to align with industry peers for comparability purposes and (ii) the reclassification of $2,692 and $4,070 from professional and regulatory fees to merger and acquisition expense on the condensed consolidated statements of income for the three and nine months ended September 30, 2018, respectively.
Earnings Per Share
Earnings per share (“EPS”) are based upon the Company’s weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Earnings (numerator)
Net income	$27,405	$8,935	$61,688	$29,516
Shares (denominator)
Weighted average shares outstanding for basic EPS	52,915	24,176	53,721	24,151
Dilutive effect of employee stock-based awards	953	437	912	436
Adjusted weighted average shares outstanding	53,868	24,613	54,633	24,587
EPS:
Basic	$0.52	$0.37	$1.15	$1.22
Diluted	$0.51	$0.36	$1.13	$1.20

For the three and nine months ended September 30, 2019 and 2018, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

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

Derivative Financial Instruments
The Company has entered into certain derivative instruments pursuant to a customer accommodation program under which the Company enters into an interest rate swap, floor, cap or collar agreement with a commercial customer and an agreement with offsetting terms with a correspondent bank. These derivative instruments are not designated as accounting hedges and the changes in net fair value are recognized in noninterest income or expense and the fair value amounts are included in other assets and other liabilities.
Interest Rate Swap, Floor, Cap and Collar Agreements Designated as Cash Flow Hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. The entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.
The Company assesses the “effectiveness” of hedging derivatives on the date an arrangement was entered into and on a prospective basis at least quarterly. Hedge “effectiveness” is determined by the extent to which changes in the fair value of a derivative instrument offset changes in the fair value, cash flows or carrying value attributable to the risk being hedged. If the relationship between the change in the fair value of the derivative instrument and the change in the hedged item falls within a range considered to be the industry norm, the hedge is considered “highly effective” and qualifies for hedge accounting. A hedge is “ineffective” if the relationship between the changes falls outside the acceptable range. In that case, hedge accounting is discontinued on a prospective basis. The time value of the option is excluded from the assessment of effectiveness and is recognized in earnings using a straight-line amortization method over the life of the hedge arrangement.
Loans Held-for-Sale
Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The Company’s held-for-sale loans typically consist of certain government guaranteed loans or mortgage loans. The classification may be made upon origination or subsequent to origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value on an individual loan basis, except for those held-for-sale loans for which the Company elects to use the fair value option. The fair value of loans held-for-sale is based on commitments from investors or prevailing market prices, For the Company’s accounting policy on loans held-for-sale for which the fair value option is not elected, refer to Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. Changes in fair value for instruments using the fair value option are recorded in noninterest income.
Gain on Sale of Guaranteed Portion of SBA Loans

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

Gain on Sale of Mortgage Loans Held for Sale
Certain mortgage loans held for sale are sold with servicing released. Gains and losses on sales of mortgage loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.
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
Goodwill
The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount, in accordance with ASC 350-20. During the first quarter of 2019, the Company changed its annual goodwill impairment testing date from December 31 to October 31. The Company believes that the new date is preferable as it provides additional time prior to the Company’s fiscal year end to complete the annual goodwill impairment test, especially in the event the Company pursues potential future acquisitions or experiences growth. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to the Company’s previously issued financial statements. There were no impairments of goodwill recorded during the three and nine months ended September 30, 2019 and 2018.
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

Adoption of New Accounting Standards
FASB Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election not to apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients as both the lessor and lessee allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for that single component as a lease.
The Company’s operating leases relate primarily to office space and bank branches. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives, deferred rent and prepaid rent. Operating lease expense, which consists of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $18,705 and an operating lease liability of $18,753 on January 1, 2019, with no impact on the consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability amounts recorded upon implementing ASU 2016-02 include the ROU asset and lease liability acquired/assumed from Green. Refer to Note 19 - Business Combinations for additional information. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheets. See Note 9 - Leases for additional information.
Recent Accounting Pronouncements
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, which is not expected to have a significant impact on the consolidated financial statements.

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
The Company’s working group that includes individuals from various functional areas continues to make progress in accordance with the implementation plan for adoption of the standard. For loans held for investment, early implementation activities focused on data capture and portfolio segmentation, which were substantially completed during the third quarter of 2019. The Company has developed new expected credit loss estimation models. Depending on the nature of each identified segment of financial assets with similar risk characteristics, the Company currently plans on implementing a discounted cash flow method or a loss-rate method to estimate expected credit losses on non-purchased credit deteriorated loans. The Company also plans to use peer historical loss data to supplement its own limited historical loss data. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a selected forecast period and revert to long term historical loss experience over the remaining contractual life of the loans. Management will select economic variables it believes to be most relevant based on the correlation of an economic factor to losses of each loan segment, which will likely include forecasted levels of employment, pricing indexes, and gross domestic product. Management currently intends to leverage economic projections from a reputable and independent third party to develop its reasonable and supportable forecasts over the forecast period. Other internal and external indicators of economic forecasts will also be considered by management when developing the forecast metrics. The Company is still finalizing the final loss model to be utilized for purchase credit deteriorated loans and held-to-maturity debt securities. Additionally, the Company’s primary expected loss model is being validated during the fourth quarter of 2019.

The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio and economic conditions and forecasts at the time of adoption. It could also be subject to further regulatory or accounting guidance and other management validation and judgments. Based on our loan portfolio at September 30, 2019 and management’s current expectation of future economic conditions, the allowance for credit losses as a percentage of total loans is expected to increase from 0.45% to between 1.15% and 1.35% as of the date of adoption. This estimated impact includes additional provision required on recently acquired loans that have not required a provision under the incurred loss model and the impact of transitioning of loans previously accounted for under subtopic ASC 310-30 to the purchased credit deteriorated model in ASC 326. The transition to the purchased credit deteriorated model will result in adding our estimate of expected credit losses on such loans to both a) the amortized cost basis of those assets and b) the allowance for credit losses. We do not expect a material impact on the net carrying amount of these assets as a result of the transition. Additionally, this estimated impact at adoption also includes certain qualitative adjustments to the allowance for credit losses. The Company is still assessing the estimated impact to the allowance for credit losses as it relates to the Company’s held-to-maturity debt securities, but the Company does not expect a material impact to the allowance. The Company is currently running parallel computations in 2019 and continues to evaluate the final impact of adoption of this ASU.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$65,897	$19,939
Cash paid for income taxes	13,400	6,025
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$9,380	$—
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	788	—
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid-in-capital	(48)	—
Net foreclosure of other real estate owned and repossessed assets	4,625	8
Reclassification of branch assets held for sale to loans held for investment	26,171	—
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	1,173	—
Non-cash assets acquired in business combination
Investment securities	$660,792	$—
Non-marketable equity securities	40,287	—
Loans held for sale	9,360	—
Loans held for investment	3,245,248	(4,050)
Accrued interest receivable	11,395	—
Bank-owned life insurance	56,841	—
Bank premises, furniture and equipment	36,855	1,162
Investment in unconsolidated subsidiaries	666	—
Intangible assets, net	65,718	(956)
Goodwill	209,016	1,995
Other assets	12,649	1,806
Right of use asset	9,373	—
Deferred taxes	11,930	—
Current taxes	1,812	—
Assets held for sale	85,307	—
Total assets	$4,457,249	$(43)
Non-cash liabilities assumed in business combination
Non-interest-bearing deposits	$825,364	$303
Interest-bearing deposits	1,300,825	—
Certificates and other time deposits	1,346,915	—
Accounts payable and accrued expenses	26,261	—
Lease liability	9,373	—
Accrued interest payable and other liabilities	5,181	(260)
Securities sold under agreements to repurchase	3,226	—
Advances from Federal Home Loan Bank	300,000	—
Subordinated debentures and subordinated notes	56,233	—
Liabilities held for sale	52,682	—
Total liabilities	$3,926,060	$43

3. Share Transactions
On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. On September 3, 2019, the Board authorized an increase of $50,000 in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $100,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to August 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program expires on December 31, 2019 and does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board at any time prior to its expiration.

During the three and nine months ended September 30, 2019, 1,177,241 and 2,349,103 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.61 and $25.03, respectively.

4. Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, and the fair value of available for sale and held to maturity securities are as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Corporate bonds	$77,005	$1,909	$90	$78,824
Municipal securities	75,112	3,982	—	79,094
Mortgage-backed securities	338,144	10,175	59	348,260
Collateralized mortgage obligations	398,665	9,135	253	407,547
Small Business Administration ("SBA") guaranteed securities	73,751	2,798	—	76,549
	$962,677	$27,999	$402	$990,274

Held to maturity
Mortgage-backed securities	$10,540	$661	$—	$11,201
Municipal securities	22,579	1,397	—	23,976
	$33,119	$2,058	$—	$35,177

The Company reassessed the classification of certain investments and, effective January 1, 2019, the Company transferred $4,758 of municipal securities and $3,045 of mortgage-backed securities from available for sale to held to maturity at fair value. The related unrealized gain was minimal. No gain or loss was recorded at the time of the transfer.

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

The following tables disclose the Company’s investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$5,591	$83	$3,786	$7	$9,377	$90
Mortgage-backed securities	1,860	7	5,615	52	7,475	59
Collateralized mortgage obligations	22,395	253	—	—	22,395	253
	$29,846	$343	$9,401	$59	$39,247	$402

	December 31, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
U.S. government agencies	$5,671	$68	$3,306	$50	$8,977	$118
Municipal securities	16,043	92	10,428	246	26,471	338
Corporate bonds	6,689	134	—	—	6,689	134
Mortgage-backed securities	24,277	279	59,637	1,888	83,914	2,167
Collateralized mortgage obligations	18,765	71	42,536	1,273	61,301	1,344
	$71,445	$644	$115,907	$3,457	$187,352	$4,101

The number of investment positions in an unrealized loss position totaled 10 and 142 at September 30, 2019 and December 31, 2018, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other than temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) the Company does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate-related due to the level of interest rates at September 30, 2019 compared to the rates time of purchase. The Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns regarding these securities. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements or business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. In 2019, the Company sold 142 fixed maturity securities from its available for sale portfolio as part of a repositioning strategy recommended by the Company’s asset manager.

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
.

	September 30, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,897	5,090	—	—
Due from five years to ten years	68,614	70,271	1,209	1,225
Due after ten years	78,606	82,557	21,370	22,751
	152,117	157,918	22,579	23,976
Mortgage-backed securities and collateralized mortgage obligations	736,809	755,807	10,540	11,201
SBA guaranteed securities	73,751	76,549	—	—
	$962,677	$990,274	$33,119	$35,177

	December 31, 2018
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,963	$2,966
Due from one year to five years	34,933	34,854
Due from five years to ten years	19,682	19,468
Due after ten years	18,311	18,105
	75,889	75,393
Mortgage-backed securities and collateralized mortgage obligations	190,023	186,810
Asset-backed securities	492	492
	$266,404	$262,695

Proceeds from sales of investment securities available for sale and gross gains and losses for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018
Proceeds from sales	$254,397	$30,961
Gross realized gains	522	335
Gross realized losses	1,936	357

There was a blanket floating lien on all securities held by the Company to secure Federal Home Loan Bank (“FHLB”) advances as of September 30, 2019 and December 31, 2018.

5. Loans and Allowance for Loan Losses
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2019	December 31, 2018
Loans held for investment:
Real estate:
Construction and land	$614,974	$324,863
Farmland	16,633	10,528
1 - 4 family residential	559,310	297,917
Multi-family residential	306,965	51,285
Commercial real estate	2,426,641	1,103,032
Commercial	1,711,256	760,772
Mortgage warehouse	233,577	—
Consumer	18,114	7,112
	5,887,470	2,555,509
Deferred loan fees	134	(15)
Allowance for loan losses	(26,243)	(19,255)
Total loans held for investment	$5,861,361	$2,536,239

Included in the net loan portfolio as of September 30, 2019 and December 31, 2018 was an accretable discount related to purchased performing and purchased credit impaired (“PCI”) loans acquired within a business combination in the approximate amounts of $61,744 and $22,309, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2019 and December 31, 2018 is a discount on retained loans from sale of originated SBA loans of $2,871 and $2,398, respectively.
The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of September 30, 2019 and December 31, 2018.
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

Non-accrual loans aggregated by class of loans, as of September 30, 2019 and December 31, 2018, were as follows:

	Non-Accrual Loans
	September 30, 2019	December 31, 2018
Real estate:
Construction and land	$1,850	$2,399
Farmland	—	—
1 - 4 family residential	1,188	—
Multi-family residential	—	—
Commercial real estate	2,859	2,575
Commercial	4,190	19,769
Mortgage warehouse	—	—
Consumer	85	2
Total	$10,172	$24,745

At December 31, 2018, non-accrual loans included PCI loans of $16,902 for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. There were no PCI loans included in non-accrual loans at September 30, 2019.
During the three and nine months ended September 30, 2019, interest income not recognized on non-accrual loans, excluding PCI loans, was $243 and $530, respectively. During the three and nine months ended September 30, 2018, interest income not recognized on non-accrual loans, excluding PCI loans, was $331 and $371, respectively.

An age analysis of past due loans, aggregated by class of loans, as of September 30, 2019 and December 31, 2018, is as follows:

	September 30, 2019
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$850	$—	$1,896	$2,746	$607,821	$4,407	$614,974	$47
Farmland	—	—	—	—	16,633	—	16,633	—
1 - 4 family residential	138	3,168	1,156	4,462	550,236	4,612	559,310	482
Multi-family residential	—	—	—	—	306,965	—	306,965	—
Commercial real estate	4,927	23,165	1,078	29,170	2,300,288	97,183	2,426,641	398
Commercial	3,851	435	3,838	8,124	1,660,994	42,138	1,711,256	1,129
Mortgage warehouse	—	—	—	—	233,577	—	233,577	—
Consumer	176	39	223	438	17,540	136	18,114	138
Total	$9,942	$26,807	$8,191	$44,940	$5,694,054	$148,476	$5,887,470	$2,194
(1) Loans 90 days past due and still accruing excludes $30,294 of PCI loans as of September 30, 2019.

	December 31, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$305	$—	$—	$305	$324,558	$—	$324,863	$—
Farmland	—	—	—	—	10,528	—	10,528	—
1 - 4 family residential	131	266	—	397	297,435	85	297,917	—
Multi-family residential	—	—	—	—	51,285	—	51,285	—
Commercial real estate	3,465	—	—	3,465	1,082,559	17,008	1,103,032	—
Commercial	816	828	—	1,644	735,391	23,737	760,772	—
Consumer	10	—	—	10	7,102	—	7,112	—
Total	$4,727	$1,094	$—	$5,821	$2,508,858	$40,830	$2,555,509	$—

(1) Loans 90 days past due and still accruing excludes $527 of PCI loans as of December 31, 2018.

Loans past due 90 days and still accruing increased to $2,194 as of September 30, 2019. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Impaired Loans
Impaired loans are those loans for which it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (“TDRs”) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Impaired loans and TDRs at September 30, 2019 and December 31, 2018 are summarized in the following tables.

	September 30, 2019(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$1,850	$184	$1,666	$1,850	$166	$1,989
Farmland	—	—	—	—	—	—
1 - 4 family residential	157	157	—	157	—	158
Multi-family residential	—	—	—	—	—	—
Commercial real estate	2,983	2,983	—	2,983	—	3,210
Commercial	4,190	285	3,905	4,190	1,418	4,352
Consumer	59	59	—	59	—	60
Total	$9,239	$3,668	$5,571	$9,239	$1,584	$9,769
(1) Loans reported exclude PCI loans.

	December 31, 2018(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,016	$2,016	$—	$2,016	$—	$2,262
Farmland	—	—	—	—	—	—
1 - 4 family residential	542	542	—	542	—	565
Multi-family residential	—	—	—	—	—	—
Commercial real estate	2,939	2,939	—	2,939	—	3,032
Commercial	3,228	644	2,584	3,228	368	3,351
Consumer	66	66	—	66	—	79
Total	$8,791	$6,207	$2,584	$8,791	$368	$9,289
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $1,132 and $1,171 as of September 30, 2019 and December 31, 2018, respectively.
There were no new TDRs during the nine months ended September 30, 2019. During the nine months ended September 30, 2018 certain loans were modified as TDRs, the terms of which are summarized in the following table.

			Nine months ended September 30, 2018
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	3	628	—	612	—	—
Total	3	$628	$—	$612	$—	$—

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2019 and 2018. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three and nine months ended September 30, 2019 and 2018 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2019 or December 31, 2018.
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
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$605,062	$2,320	$3,185	$—	$4,407	$614,974
Farmland	16,633	—	—	—	—	16,633
1 - 4 family residential	551,288	1,432	1,978	—	4,612	559,310
Multi-family residential	306,965	—	—	—	—	306,965
Commercial real estate	2,259,962	39,963	29,533	—	97,183	2,426,641
Commercial	1,601,549	51,479	16,090	—	42,138	1,711,256
Mortgage warehouse	233,577	—	—	—	—	233,577
Consumer	17,725	37	216	—	136	18,114
Total	$5,592,761	$95,231	$51,002	$—	$148,476	$5,887,470

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial real estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

An analysis of the allowance for loan losses for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018 is as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018
Balance at beginning of period	$19,255	$12,808	$12,808
Provision charged to earnings	18,021	6,603	5,239
Charge-offs	(11,272)	(197)	(171)
Recoveries	239	41	33
Net charge-offs	(11,033)	(156)	(138)
Balance at end of period	$26,243	$19,255	$17,909

The allowance for loan losses as a percentage of total loans was 0.45%, 0.75% and 0.73% as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.
The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated.

	Nine Months Ended September 30, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$2,244	$1,975	$6,463	$8,554	$19	$19,255
Provision (recapture) charged to earnings	1,359	910	2,025	13,491	236	18,021
Charge-offs	—	(157)	—	(10,898)	(217)	(11,272)
Recoveries	—	62	—	91	86	239
Net charge-offs	—	(95)	—	(10,807)	(131)	(11,033)
Balance at end of period	$3,603	$2,790	$8,488	$11,238	$124	$26,243
Period-end amount allocated to:
Specific reserves	166	—	—	1,418	—	1,584
PCI reserves	—	—	—	421	—	421
General reserves	3,437	2,790	8,488	9,399	124	24,238
Total	$3,603	$2,790	$8,488	$11,238	$124	$26,243

	For the Year Ended December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of period	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	929	502	2,053	3,100	19	6,603
Charge-offs	—	—	—	(175)	(22)	(197)
Recoveries	—	—	—	41	—	41
Net charge-offs (recoveries)	—	—	—	(134)	(22)	(156)
Balance at end of period	$2,244	$1,975	$6,463	$8,554	$19	$19,255
Period-end amount allocated to:
Specific reserves	—	—	—	368	—	368
PCI reserves	—	—	—	1,302	—	1,302
General reserves	2,244	1,975	6,463	6,884	19	17,585
Total	$2,244	$1,975	$6,463	$8,554	$19	$19,255

	For the Nine Months Ended September 30, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	552	324	1,726	2,633	4	5,239
Charge-offs	—	—	—	(150)	(21)	(171)
Recoveries	—	—	—	33	—	33
Net charge-offs (recoveries)	—	—	—	(117)	(21)	(138)
Balance at end of period	$1,867	$1,797	$6,136	$8,104	$5	$17,909
Period-end amount allocated to:
Specific reserves	—	—	—	378	—	378
PCI reserves	—	—	—	1,302	—	1,302
General reserves	1,867	1,797	6,136	6,424	5	16,229
Total	$1,867	$1,797	$6,136	$8,104	$5	$17,909

The Company’s recorded investment in loans as of September 30, 2019 and December 31, 2018 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	September 30, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$1,850	$157	$2,983	$4,190	$59	$9,239
Loans collectively evaluated for impairment	625,350	861,506	2,326,475	1,898,505	17,919	5,729,755
PCI loans	4,407	4,612	97,183	42,138	136	148,476
Total	$631,607	$866,275	$2,426,641	$1,944,833	$18,114	$5,887,470

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,016	$542	$2,939	$3,228	$66	$8,791
Loans collectively evaluated for impairment	333,375	348,575	1,083,085	733,807	7,046	2,505,888
PCI loans	—	85	17,008	23,737	—	40,830
Total	$335,391	$349,202	$1,103,032	$760,772	$7,112	$2,555,509

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at September 30, 2019 and December 31, 2018 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

	September 30, 2019	December 31, 2018
Carrying amount	$148,055	$39,528
Outstanding balance	185,787	49,902
Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 and 2018 are included in table below.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$33,709	$7,335	$18,747	$2,723
Additions	—	—	18,073	1,459
Reclassifications (to) from nonaccretable	9,309	278	11,195	6,499
Accretion	(4,149)	(820)	(9,146)	(3,888)
Balance at end of period	$38,762	$6,793	$38,762	$6,793

During the three and nine months ended September 30, 2019, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $28 and $441, respectively. During the three and nine months ended September 30, 2018, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $1,999 and $3,759, respectively.
Servicing Assets
The Company was servicing loans of approximately $241,733 and $71,609 as of September 30, 2019 and 2018, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,793	$1,183	$1,304	$1,215
Servicing asset acquired through acquisition	—	—	2,382	—
Increase from loan sales	534	27	995	204
Servicing asset impairment	(188)	—	(188)	—
Amortization charged to income	(618)	(69)	(972)	(278)
Balance at end of period	$3,521	$1,141	$3,521	$1,141

The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2019, December 31, 2018 and September 30, 2018. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2019 and December 31, 2018.
6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$990,274	$—	$990,274
Loans held for sale(1)	—	8,468	—	8,468
Correspondent interest rate swaps	—	7	—	7
Customer interest rate swaps	—	5,437	—	5,437
Correspondent interest rate caps and collars	—	20	—	20
Commercial loan interest rate floor	—	4,225	—	4,225
Financial Liabilities:
Correspondent interest rate swaps	—	5,909	—	5,909
Customer interest rate caps and collars	—	20	—	20

(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$262,695	$—	$262,695

There were no liabilities measured at fair value on a recurring basis as of December 31, 2018.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2019 and 2018.
The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2019
Assets:
Impaired loans	$—	$—	$5,571	$5,571
Other real estate owned	—	—	4,625	4,625
As of December 31, 2018
Assets:
Impaired loans	—	—	2,584	2,584

At September 30, 2019, impaired loans with an allowance had a recorded investment of $5,571, with $1,584 specific allowance for loan loss allocated. At December 31, 2018, impaired loans had a carrying value of $2,584, with $368 specific allowance for loan loss allocated.
Other real estate owned consisted of two properties recorded with a fair value of approximately $4,625 at September 30, 2019. There were no real estate owned properties recorded at fair value at December 31, 2018.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2019 or December 31, 2018.
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

The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of September 30, 2019 and December 31, 2018 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Cash and cash equivalents	$252,592	$—	$252,592	$—
Held to maturity investments	33,119	—	35,177	—
Loans held for sale	10,715	—	10,715	—
Loans held for investment, mortgage warehouse	233,577	—	—	237,945
Loans held for investment	5,654,027	—	—	5,681,565
Accrued interest receivable	19,893	—	19,893	—
Bank-owned life insurance	80,411	—	80,411	—
Servicing asset	3,521	—	3,521	—
Other investments	89,795	—	89,795	—
Financial liabilities:
Deposits	$5,877,846	$—	$5,772,171	$—
Advances from FHLB	752,907	—	778,243	—
Accrued interest payable	7,355	—	7,355	—
Subordinated debentures and subordinated notes	72,284	—	72,284	—
Securities sold under agreement to repurchase	2,787	—	2,787	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$84,449	$—	$84,449	$—
Loans held for sale	1,258	—	1,258	—
Loans held for investment	2,555,494	—	—	2,553,376
Accrued interest receivable	8,828	—	8,828	—
Bank-owned life insurance	22,064	—	22,064	—
Servicing asset	834	—	834	—
Other investments	22,822	—	22,822	—
Financial liabilities:
Deposits	$2,622,428	$—	$2,506,379	$—
Advances from FHLB	28,019	—	28,063	—
Accrued interest payable	1,135	—	1,135	—
Subordinated debentures and subordinated notes	16,691	—	16,691	—
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
The fair value of derivative positions outstanding is included in “other assets” and “accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2019 were as shown in the table below. The Company did not have hedging or non-hedging derivative instruments as of December 31, 2018.

	September 30, 2019
		Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate floor	$275,000	$4,225	$—
Total derivatives designated as hedging instruments	275,000	4,225	—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	227,438	7	5,909
Interest rate caps and collars	84,211	20	—
Commercial customer counterparty:
Interest rate swaps	227,438	5,437	—
Interest rate caps and collars	84,211	—	20
Total derivatives not designated as hedging instruments	623,298	5,464	5,929
Offsetting derivative assets/liabilities		28	28
Total derivatives	$898,298	$9,717	$5,957

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2019 was as follows:

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Gain recognized in other comprehensive income on cash flow derivative	Loss recognized in interest income on cash flow derivative (amount excluded from effectiveness testing)	Loss recognized in noninterest income	Gain recognized in other comprehensive income on cash flow derivative	Loss recognized in interest income on cash flow derivative (amount excluded from effectiveness testing)	Gain recognized in noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate floors	$413	$(334)	$—	$2,033	$(473)	$—

Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	$—	$—	$604	$—	$—	$474

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
The following is a summary of the interest rate swaps outstanding as of September 30, 2019. The Company did not have interest rate swaps outstanding as of December 31, 2018.

	September 30, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$227,438	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.2 years	$(5,902)
Interest rate caps and collars	$84,211	2.500% / 5.800%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.8 years	$20

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$227,438	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.2 years	$5,439
Interest rate caps and collars	$84,211	3.000% / 5.800%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.8 years	$(20)

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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Commitments to extend credit	$1,909,221	$962,436
Standby and commercial letters of credit	33,360	5,431
Total	$1,942,581	$967,867

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral and the nature of such collateral is substantially the same as that involved in making commitments to extend credit.
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

The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to 8 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of September 30, 2019, operating lease ROU assets and liabilities were $15,278 and $16,125, respectively.

The table below summarizes the Company’s net lease cost:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,157	$3,920
Variable lease cost	293	700
Net lease cost	$1,450	$4,620

The table below summarized other information related to the Company’s operating leases:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,399
Weighted average remaining lease term - operating leases, in years	3.9 years
Weighted average discount rate - operating leases	1.5%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

September 30, 2019
Lease payments due:
Within one year	$3,908
After one but within two years	3,390
After two but within three years	2,819
After three but within four years	2,586
After four but within five years	1,938
After five years	2,549
Total undiscounted cash flows	17,190
Less: Discount on cash flows	(1,065)
Total lease liability	$16,125

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the nine months ended September 30, 2019. As of September 30, 2019, the Company did not have additional operating leases for office space that were anticipated to commence during the fourth quarter of 2019.

10. Intangible Assets and Goodwill
Intangible assets in the accompanying condensed consolidated balance sheets are summarized as follows:

	As of September 30, 2019
	Weighted	Gross				Net
	Amortization	Intangible		Accumulated		Intangible
	Period	Assets	Impairment	Amortization		Assets
Core deposit intangibles	7.2 years	$81,769	$—	$11,755		$70,014
Servicing asset	7.1 years	5,468	188	1,759		3,521
Intangible lease assets	1.7 years	4,764	—	2,936	—	1,828
		$92,001	$188	$16,450		$75,363

	As of December 31, 2018
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Core deposit intangibles	7.7 years	$16,051	$4,376	$11,675
Servicing asset	6.8 years	2,091	787	1,304
Intangible lease assets	2.7 years	5,282	2,365	2,917
		$23,424	$7,528	$15,896

For the nine months ended September 30, 2019 and September 30, 2018, amortization expense related to intangible assets of approximately $8,922 and $3,087, respectively, was included within amortization of intangibles and other income within the condensed consolidated statements of income.
Changes in the carrying amount of goodwill are summarized as follows for the three months ended September 30, 2019:

September 30, 2019
Balance as of December 31, 2018	$161,447
Effect of Green acquisition	209,016
Balance as of September 30, 2019	$370,463

11. Deposits
Deposits in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2019	December 31, 2018
Noninterest-bearing demand accounts	$1,473,126	$626,283
Interest-bearing demand accounts	373,997	146,969
Savings accounts	87,981	33,147
Limited access money market accounts	2,066,315	1,133,045
Certificates of deposit, greater than $100	1,212,718	392,935
Certificates of deposit, less than $100	663,709	290,049
Total	$5,877,846	$2,622,428

As of September 30, 2019, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2019	$519,916
2020	1,092,676
2021	198,091
2022	38,773
2023	26,971
Total	$1,876,427

The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $168 and $153 as of September 30, 2019 and December 31, 2018, respectively. Brokered deposits at September 30, 2019 and December 31, 2018 totaled approximately $416,125 and $234,190, respectively.

12. Advances from the Federal Home Loan Bank
Advances from the FHLB totaled $752,907 and $28,019 at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.51% and scheduled to mature on various dates from 2019 to 2034. The Company had the availability to borrow additional funds of approximately $822,980 as of September 30, 2019.
Contractual maturities of FHLB advances at September 30, 2019 were as follows:

2019	$225,000
2020	425,000
2021	75,000
2022	27,907
Total	$752,907

13. Subordinated Debentures and Subordinated Notes
Subordinated Notes
Total subordinated notes as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Subordinated notes	$40,000	$5,000
Unamortized debt premium (discount)	2,315	(11)
Total subordinated notes	$42,315	$4,989

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
Subordinated Debentures Trust Preferred Securities
Total subordinated debentures as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Subordinated debentures	$33,868	$11,702
Debt discount	(3,899)	—
Total subordinated debentures	$29,969	$11,702

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
(1) The 3-month LIBOR in effect as of September 30, 2019 was 2.1%.

Each of the trusts is a capital trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations. The trust preferred securities issued by each of the trusts as of September 30, 2019 may be redeemed at the Company’s option.

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

14. Stock-Based and Liability-Classified Awards
Veritex 2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
The closing of the Green acquisition on January 1, 2019 constituted a change-in-control under the 2010 Incentive Plan. As a result, all unvested awards as of December 31, 2018 were accelerated to fully vest on the close date in accordance with the 2010 Incentive Plan. The Company recognized no stock compensation expense related to the 2010 Incentive Plan three months ended September 30, 2019. The Company recognized stock compensation expense related to the 2010 Incentive Plan of $2 for the nine months ended September 30, 2019. The Company recognized stock compensation expense related to the 2010 Incentive Plan of $11 and $21, respectively, for the three and nine months ended September 30, 2018.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2019 and 2018, and changes during the periods then ended is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	305,000	$10.16	3.59 years
Exercised	(11,500)	10.48
Outstanding at September 30, 2018	293,500	$10.15	2.78 years
Options exercisable at September 30, 2018	289,500	$10.13	2.75 years

Outstanding at January 1, 2019	275,000	$10.12	2.39 years	$3,098
Exercised	(17,500)	10.24
Outstanding and exercisable at September 30, 2019	257,500	$10.28	1.62 years	$3,699

As of September 30, 2019, there was no unrecognized stock compensation expense related to non-performance based stock options. As of December 31, 2018 and September 30, 2018, there was approximately $2 and $4, respectively, of unrecognized compensation expense related to non-performance based stock options.
No restricted stock units were granted or forfeited under the 2010 Incentive Plan during 2019 and no restricted stock units were outstanding as of September 30, 2019. A summary of the status of the Company’s restricted stock units under the 2010 Incentive Plan as of September 30, 2018, and changes during the nine months then ended is as follows:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	24,250	$13.19
Vested into shares	(23,750)	12.14
Forfeited	(500)	10.85
Outstanding at September 30, 2018	—	$—

As of September 30, 2019 and December 31, 2018, there was no remaining unrecognized compensation expense related to non-vested restricted stock units.  As of September 30, 2018, there was $4 of total unrecognized compensation expense related to unvested restricted stock units.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan for the nine months ended September 30, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the nine months ended September 30,
	2019	2018
Non-performance based stock options exercised	454	328
Non-performance based restricted stock units vested	—	713

Veritex 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) and Green Acquired Omnibus Plans
Accelerated Vesting of 2014 Omnibus Plan Awards
In connection with the acquisition of Green, which closed on January 1, 2019, the Company approved the full acceleration of vesting of all unvested 2014 Omnibus Plan awards on the close date. The consummation of the acquisition constituted a change in control of the Company under the 2014 Omnibus Plan. Under its terms, accelerated vesting upon a change in control is permissible, and the Board approved that all unvested equity awards issued under the 2014 Omnibus Plan would fully vest as of the consummation of the acquisition on January 1, 2019. The Company accounted for the discretionary vesting of awards as a modification of the original awards. This modification resulted in the accelerated vesting of 133,455 non-performance based restricted stock units, 51,284 performance based restricted stock units and 320,405 non-performance based stock options on January 1, 2019, the modification date. The incremental compensation cost resulting from these modifications was nominal for the three and nine months ended September 30, 2019. The accelerated vesting of awards on January 1, 2019 resulted in the immediate recognition of $5,535 of stock compensation expense for the nine months ended September 30, 2019. This stock compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.

Post-combination Expense of Green Awards
In connection with the acquisition of Green and pursuant to the terms of the related definitive agreement, all of Green’s outstanding and unvested equity awards prior to the close date, including stock options and restricted stock units, became fully vested as of the close date. The acceleration of vesting of Green’s restricted stock units according to the terms of the acquisition consisted of a modification of the original awards, with exception of certain awards that had original accelerated vesting terms. The accounting treatment for the outstanding Green awards in the context of the business combination was to allocate the fair market value of Green’s stock options and restricted stock units at the close date attributable to pre-combination service to the aggregate merger consideration. The difference between the fair market value of the replacement options as well as the fully vested restricted stock units and the amount allocable to pre-combination service was considered a post-combination expense to the Company after the close date. The post combination expense to the Company as a result of the business combination was $10,129, which was immediately expensed in the post-combination financial statements for the nine months ended September 30, 2019, as there were no further service conditions. This compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.
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
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	2019	2018
Dividend yield	1.87% to 2.01%	0.00%
Expected life	5.0 to 7.51 years	5.0 to 7.5 years
Expected volatility	29.13% to 29.65%	27.87% to 37.55%
Risk-free interest rate	1.72% to 2.51%	1.06% to 2.94%

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
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for non-vested equity awards as of September 30, 2019 under the 2014 Omnibus Plan was approximately $1,054 and $1,691 for the three and nine months ended September 30, 2019. The Company also incurred accelerated stock compensation expense of $5,533 for awards granted under the 2014 Omnibus Plan before January 1, 2019 and $1,418 related to non-performance based restricted stock units granted in January 2019 with no vesting conditions for which the stock compensation is included in merger and acquisition expenses in the condensed consolidated statements of income during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company recognized $928 and $3,054 in stock compensation expense.
Stock compensation expense for options and restricted stock unit awards granted under the Veritex (Green) 2014 Plan was approximately $376 and $1,147 for the three and nine months ended September 30, 2019, excluding the post-combination stock compensation expense of $10,129 associated with all of Green’s fully vested replacement awards discussed above in this Note.
There was no compensation expense for liability-classified awards under the 2014 Omnibus Plan during the three months ended September 30, 2019 and $1,403 for the nine months ended September 30, 2019. As noted above, in May 2019, following the Shareholder Approval, certain awards were modified and the classification of the awards was modified from liability to equity, resulting in a reclassification of $1,403 to additional paid-in capital in the second quarter of 2019.

2014 Omnibus Plan
A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of September 30, 2019 and 2018, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based Stock Options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	332,706	$22.71	8.86 years		—	$—
Granted	125,593	27.95			—	—
Forfeited	(2,076)	27.59			—	—
Exercised	(1,983)	14.95			—	—
Outstanding at September 30, 2018	454,240	$24.12	8.42 years			$—
Options exercisable at September 30, 2018	122,329	$18.38	7.29 years		—	$—

Outstanding at January 1, 2019	449,520	$24.47	8.24 years		—	$—
Granted	166,971	23.91			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(28,240)	25.82			—	—
Exercised	(12,610)	15.42			—	—
Outstanding at September 30, 2019	829,274	$23.50	8.42 years	$632	—	$—		$—
Options exercisable at September 30, 2019	417,183	$24.59	7.53 years	$(135)	—	$—
Weighted average fair value of options granted during the period		$22.38				$—

As of September 30, 2019, December 31, 2018 and September 30, 2018, there was $1,296, $2,103 and $2,330 of total unrecognized compensation expense related to equity options awarded under the 2014 Omnibus Plan, respectively. As of September 30, 2019, there was no unrecognized compensation expense related to liability options awarded under the 2014 Omnibus Plan. The unrecognized compensation expense at September 30, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.62 years.

A summary of the status of the Company’s non-performance-based restricted stock units under the 2014 Omnibus Plan as of September 30, 2019 and 2018, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Non-performance Based
	Restricted Stock Units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	150,722	$13.29	—	$—
Granted	54,650	29.29	—	—
Vested into shares	(39,311)	27.19	—	—
Forfeited	(3,929)	26.85	—	—
Outstanding at September 30, 2018	162,132	$23.85	—	$—

Outstanding at January 1, 2019	133,455	$19.67	—	$—
Granted	104,827	23.09	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(229,031)	22.06	—	—
Outstanding at September 30, 2019	174,990	$21.55	—	$—

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of September 30, 2019 and 2018, and changes during the nine months then ended, is as follows:

	2014 Omnibus Plan
	Performance Based
	Restricted Stock Units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	53,594	$8.72	—	$—
Granted	40,269	27.59	—	—
Vested into shares	(26,623)	18.83	—	—
Forfeited	(898)	27.59	—	—
Outstanding at September 30, 2018	66,342	$25.56	—	$—

Outstanding at January 1, 2019	63,988	$21.28	—	$—
Granted	38,360	22.47	32,249	21.38
Conversion to equity award	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(17,827)	21.38	—	—
Outstanding at September 30, 2019	65,486	$22.73	—	$—

As of September 30, 2019, December 31, 2018 and September 30, 2018 there was $2,484, $3,430 and $3,928 of total unrecognized compensation related to equity restricted stock units awarded under the 2014 Omnibus Plan, respectively. As of September 30, 2019, there was no of unrecognized compensation related to liability restricted stock units awarded under the 2014 Omnibus Plan. The unrecognized compensation expense at September 30, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.3 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan during the nine months ended September 30, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the nine months ended September 30,
	2019	2018
Non-performance-based stock options exercised	335	54
Non-performance-based restricted stock units vested	5,669	1,173
Performance-based restricted stock units vested	1,089	745

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2019, and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(10,217)	12.21
Exercised	(82,451)	13.43		—
Outstanding at September 30, 2019	423,903	$18.85	8.01 years	$2,293
Options exercisable at September 30, 2019	213,427	$16.36	6.89 years	$1,686
Weighted average fair value of options granted during the period		$24.22

As of September 30, 2019, there was $1,198 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. The unrecognized compensation expense at September 30, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.3 years.

A summary of the status of the Company’s non-performance based restricted stock units under the Veritex (Green) 2014 Plan as of September 30, 2019 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at September 30, 2019	116,250	$21.38

A summary of the status of the Company’s performance based restricted stock units under the Veritex (Green) 2014 Plan as of September 30, 2019 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance Based
	Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	21.38
Forfeited	(508)	21.38
Outstanding at September 30, 2019	25,637	$21.38

As of September 30, 2019, there was $2,243 of total unrecognized compensation related to outstanding performance based restricted stock units awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.3 years.
A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2019 is presented below:

Fair Value of Options Exercised or Restricted Stock Units Vested in the nine months ended September 30,
2019
Non-performance-based stock options exercised	$2,088
Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the nine months ended September 30, 2019. No stock options or restricted stock units were awarded from these plans during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, 100,544 stock options were exercised from the Green 2010 Plan and 11,850 stock options were exercised from the Green 2006 Plan. As of September 30, 2019, 661,843 exercisable stock options remain outstanding in the Green 2010 Plan and no exercisable stock options remain outstanding in the Green 2006 Plan.
15. Income Taxes
Income tax expense for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense for the period	$7,595	$1,448	$16,953	$7,309
Effective tax rate	21.7%	13.9%	21.6%	19.8%

In connection with the acquisition of Green, the Company assumed a liability of $2,155 for an uncertain tax position. This liability would, if recognized in full, affect the Company’s effective tax rate. The Company did not have any new uncertain tax positions as of September 30, 2018 or any new uncertain tax positions as of September 30, 2019.

16. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from these actions will not materially affect the financial position or results of operations of the Company.
Qualified Affordable Housing Investment
As of September 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $3,385 and $3,663, respectively. This balance is reflected in other investments on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in certain qualified housing projects totaled $1,554 and $2,510 as of September 30, 2019 and December 31, 2018, respectively. The Company expects to fulfill these commitments during the year ended 2034.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019 and December 31, 2018 that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of September 30, 2019 and December 31, 2018, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2019 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total capital (to risk-weighted assets)
Company	$850,136	12.26%	$554,738	8.0%	n/a	n/a
Bank	831,796	12.00%	554,531	8.0%	$693,163	10.0%
Tier 1 capital (to risk-weighted assets)
Company	780,700	11.26%	416,004	6.0%	n/a	n/a
Bank	804,675	11.61%	415,853	6.0%	554,470	8.0%
Common equity tier 1 to risk-weighted assets
Company	749,913	10.82%	311,886	4.5%	n/a	n/a
Bank	804,675	11.61%	311,890	4.5%	450,507	6.5%
Tier 1 capital (to average assets)
Company	780,700	10.33%	302,304	4.0%	n/a	n/a
Bank	804,675	10.64%	302,509	4.0%	378,137	5.0%
As of December 31, 2018
Total capital (to risk-weighted assets)
Company	$394,419	12.98%	$243,093	8.0%	n/a	n/a
Bank	353,640	11.64%	243,052	8.0%	$303,814	10.0%
Tier 1 capital (to risk-weighted assets)
Company	370,175	12.18%	182,352	6.0%	n/a	n/a
Bank	334,385	11.01%	182,226	6.0%	242,968	8.0%
Common equity tier 1 to risk-weighted assets
Company	358,473	11.80%	136,706	4.5%	n/a	n/a
Bank	334,385	11.01%	136,670	4.5%	197,412	6.5%
Tier 1 capital (to average assets)
Company	370,175	12.04%	122,982	4.0%	n/a	n/a
Bank	334,385	10.87%	123,049	4.0%	153,811	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank.  Dividends of $6,713 and $20,312, or $0.125 per outstanding share on the applicable record date, were paid by the Bank to the Company during the three and nine months ended September 30, 2019. No dividends were paid by the Bank to the Company during the year ended December 31, 2018.

18. Branch Assets and Liabilities Held for Sale

Upon the closing of the Green acquisition, the Company acquired branch assets held for sale and assumed branch liabilities held for sale pursuant to a purchase and assumption agreement entered into by Green with Keystone Bank, N.A. ("Keystone") prior the acquisition date, pursuant to which Green had agreed to sell certain assets and deposits associated with one branch in the Austin metropolitan market. On May 10, 2019, the Company completed the sale of these assets and liabilities to Keystone, resulting in a cash settlement payment of $7,153 from Keystone and the recognition of a loss on the sale of $474 reported in merger and acquisition expense on the condensed consolidated statements of income for the nine months ended September 30, 2019. The completion of the sale resulted in the Company exiting the Austin metropolitan market.

There were no branch assets and liabilities held for sale as of September 30, 2019 or December 31, 2018.

19. Business Combinations
Green Bancorp, Inc.
On January 1, 2019, the Company completed its acquisition of Green. The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Green exceeded the provisional value of the net assets acquired, goodwill of $209,016 related to the acquisition was recorded. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.
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

Fair Value

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) 12 months from the date of the acquisition of Green or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for deferred and current taxes have been recorded for the acquisition while the Company finalizes deferred reconciliation procedures. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

	Estimate at January 1, 2019	Measurement Period Adjustments	Revised Fair Value
Assets
Cash and cash equivalents	$112,720	$—	$112,720
Investment securities	661,032	(240)	660,792
Other securities	40,287	—	40,287
Loans held for sale	9,360	—	9,360
Loans held for investment	3,245,492	(244)	3,245,248
Accrued interest receivable	11,673	(278)	11,395
Bank owned life insurance	56,841	—	56,841
Bank premises, furniture and equipment	39,426	(2,571)	36,855
Investment in unconsolidated subsidiaries	666	—	666
Intangible assets	65,718	—	65,718
Goodwill	206,821	2,195	209,016
Other assets	12,245	404	12,649
Right of use asset	9,373	—	9,373
Deferred Taxes	11,535	395	11,930
Current taxes	1,799	13	1,812
Branch assets held for sale	85,307	—	85,307
Total assets	$4,570,295	$(326)	$4,569,969
Liabilities
Non-interest-bearing deposits	$825,364	$—	$825,364
Interest-bearing deposits	1,300,825	—	1,300,825
Certificates and other time deposits	1,346,915	—	1,346,915
Accounts payable and other accrued expenses	26,587	(326)	26,261
Lease liability	9,373	—	9,373
Accrued interest payable	5,181	—	5,181
Securities sold under agreements to repurchase	3,226	—	3,226
Advances from Federal Home Loan Bank	300,000	—	300,000
Subordinated debentures and subordinated notes	56,233	—	56,233
Branch liabilities held for sale	52,682	—	52,682
Total liabilities	$3,926,386	$(326)	$3,926,060
Acquisition-related Expenses
For the three and nine months ended September 30, 2019, the Company incurred $1,035 and $38,042 of pre-tax merger and acquisition expenses, respectively, related to the Green acquisition. The amounts incurred during the three months ended September 30, 2019 primarily consist of data processing expenses as a result of core system conversion and severance payments related to the acquisition. The amounts incurred during the nine months ended September 30, 2019 primarily consist of stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options of $17,082, severance and retention payments of $9,491, legal and professional fees of $5,297 and data processing expenses of $1,824 as a result of the core system conversion. The Company incurred $2,692 and $3,104 of acquisition expenses related to the Green acquisition for the three and nine months ended September 30, 2018, respectively. Acquisition expenses are included in merger and acquisition expenses on the condensed consolidated statements of income.
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
The following table discloses the fair value and contractual value of loans acquired from Green on January 1, 2019:

	PCI loans	Other acquired loans	Total Acquired Loans
Real Estate	$132,006	$1,783,938	$1,915,944
Commercial	50,057	1,099,012	1,149,069
Mortgage warehouse	—	166,850	166,850
Consumer	184	13,201	13,385
Total fair value	182,247	3,063,001	3,245,248
Contractual principal balance	$242,013	$3,093,047	$3,335,060
The following table presents additional information about PCI loans acquired from Green on January 1, 2019:

PCI Loans
Contractually required principal and interest	$277,773
Non-accretable difference	75,656
Cash flows expected to be collected	$202,117
Accretable difference	19,870
Fair value of PCI loans	$182,247

Intangible Assets
The acquisition resulted in a core deposit intangible of $65,718, which will be amortized on a straight line basis over the estimated life of 8 years.

Branch assets and liabilities held for sale
Branch assets and liabilities held for sale as of the close date are valued at fair value less cost to sell. The following table discloses the fair value information about branch assets and liabilities that met the definition of held for sale on January 1, 2019:

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
Supplemental Pro Forma Information (unaudited)
The following table presents supplemental pro forma information for the nine months ended September 30, 2018 as if the Green acquisition was completed as of January 1, 2018. The pro forma results combine the historical results of Green into the Company's condensed consolidated statements of income, including the impact of certain purchase accounting adjustments, including loan and investment discount accretion and intangible assets amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018:

Net Interest Income	$200,821
Net Income	78,359

Basic earnings per share	$1.45
Diluted earnings per share	1.42

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Green was merged into the Company and separate financial information is not readily available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2018. Except where the content otherwise requires or when otherwise indicated, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our wholly owned banking subsidiary, Veritex Community Bank.

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Special Cautionary Notice Regarding Forward-Looking Statements”, may cause actual results to differ materially from the projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “Special Cautionary Notice Regarding Forward-Looking Statements” below.

Overview

Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex, which also encompasses Arlington, and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

On January 1, 2019, we acquired Green Bancorp, Inc. (“Green”), a Texas corporation and the parent holding company of Green Bank, a national banking association headquartered in Houston, Texas. We issued a total of 30,030,551 shares of common stock to Green in consideration for the merger. We acquired an estimated $4.6 billion in assets and assumed $3.9 billion of liabilities as a result of this acquisition. As of September 30, 2019, we had total assets of $8.0 billion, total loans of $5.9 billion, total deposits of $5.9 billion and total stockholders’ equity of $1.2 billion, which includes the fair value estimates from the Green acquisition. It is our understanding that the only remaining legacy private equity investors in Green with an ownership interest in the common stock of the Company are affiliates of Pine Brook Road Partners, LLC, which own 3.2 million shares of common stock, or approximately 5.8%, of the Company based on a Schedule 13G filing as of January 10, 2019.
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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

General

Net income for the nine months ended September 30, 2019 was $61.7 million, an increase of $32.2 million, or 109.0%, from net income of $29.5 million for the nine months ended September 30, 2018.
Basic earnings per share (“EPS”) for the nine months ended September 30, 2019 was $1.15, a decrease of $0.07 from $1.22 for the nine months ended September 30, 2018. Diluted EPS for the nine months ended September 30, 2019 was $1.13, a decrease of $0.07 from $1.20 for the nine months ended September 30, 2018.
Net Interest Income

For the nine months ended September 30, 2019, net interest income totaled $215.2 million and net interest margin and net interest spread were 4.02% and 3.53%, respectively. For the nine months ended September 30, 2018, net interest income totaled $86.3 million and net interest margin and net interest spread were 4.17% and 3.76%, respectively. The increase in net interest income of $128.9 million was primarily due to an increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from Green and organic loan growth during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, average loan balance increased by $3.4 billion compared to the nine months ended September 30, 2018, which resulted in a $158.9 million increase in interest income. This increase in interest income was partially offset by an increase in the average rate paid on interest-bearing liabilities, which resulted in a $42.9 million increase in interest on deposit accounts. Net interest margin decreased 15 basis points from the nine months ended September 30, 2018 primarily due to an increase in the average rate paid on interest-bearing liabilities in the nine months ended September 30, 2019. As a result, the average cost of interest-bearing deposits increased to 1.74% for the nine months ended September 30, 2019 from 1.34% for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, interest expense totaled $71.8 million and the average rate paid on interest-bearing liabilities was 1.84%. For the nine months ended September 30, 2018, interest expense totaled $20.6 million and the average rate paid on interest-bearing liabilities was 1.40%. The increase in interest expense of $51.2 million was due to growth in average interest bearing-liabilities of $3.3 billion, or 166.1%, primarily due to the increase in interest bearing-liabilities assumed from the acquisition of Green, as discussed above, organic growth in average interest bearing deposits, advances from the Federal Home Loan Bank (“FHLB”) and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2019 and 2018, interest income not recognized on non-accrual loans was $288 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans[1]	$5,731,902	$253,247	5.91%	$2,342,797	$99,432	5.67%
Loans held for investment, mortgage warehouse	152,617	5,097	4.47	—	—	—
Securities	968,616	22,316	3.08	241,764	4,697	2.60
Interest-bearing deposits in other banks	242,119	4,255	2.40	168,329	2,316	1.84
Other investments[2]	56,438	2,129	5.04	16,390	442	3.61
Total interest-earning assets	7,151,692	287,044	5.37	2,769,280	106,887	5.16
Allowance for loan losses	(22,173)			(14,309)
Noninterest-earning assets	799,509			340,136
Total assets	$7,929,028			$3,095,107

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,657,195	$32,152	1.62%	$1,256,726	$12,187	1.30%
Certificates and other time deposits	2,067,032	29,220	1.89	591,953	6,320	1.43
Advances from FHLB	427,306	7,323	2.29	99,138	1,324	1.79
Subordinated debentures and subordinated notes	75,298	3,116	5.53	16,768	727	5.80
Total interest-bearing liabilities	5,226,831	71,811	1.84	1,964,585	20,558	1.40

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,459,904			614,107
Other liabilities	42,853			12,310
Total liabilities	6,729,588			2,591,002
Stockholders’ equity	1,199,440			504,105
Total liabilities and stockholders’ equity	$7,929,028			$3,095,107

Net interest rate spread[3]			3.53%			3.76%
Net interest income		$215,233			$86,329
Net interest margin[4]			4.02%			4.17%
________________________________
1 Includes average outstanding balances of loans held for sale of $8,127 and $1,258 for the nine months ended September 30, 2019 and September 30, 2018, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
2 The Company historically reported dividend income in other noninterest income and has reclassified $427 of dividend income into other investments as of September 30, 2018, respectively, in order to align with industry peers for comparability purposes.
3 Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
4 Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Nine Months Ended
	September 30, 2019 vs. 2018
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$143,839	$9,976	$153,815
Loans held for investment, mortgage warehouse	—	5,097	5,097
Securities	14,121	3,498	17,619
Interest-bearing deposits in other banks	1,016	923	1,939
Other investments	1,081	606	1,687
Total increase in interest income	160,057	20,100	180,157
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	13,581	6,384	19,965
Certificates and other time deposits	15,777	7,123	22,900
Advances from FHLB	4,383	1,616	5,999
Subordinated debentures and subordinated notes	2,538	(149)	2,389
Total increase in interest expense	36,279	14,974	51,253
Increase in net interest income	$123,778	$5,126	$128,904
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $18.0 million for the nine months ended September 30, 2019, compared to $5.2 million for the same period in 2018, an increase of $12.8 million, or 244.0%. The increase in provision for loan losses recorded for the nine months ended September 30, 2019 was primarily due to a $6.1 million charge-off of a commercial loan relationship acquired from Sovereign Bancshares, Inc. in 2017. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Additionally, the increase in the recorded provision for loan losses for the nine months ended September 30, 2019 was due to a $1.2 million increase in specific reserves on certain non-performing loans and an increase in acquired loans that were re-underwritten during the nine months ended September 30, 2019. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$10,606	$2,588	$8,018
Loan fees	5,861	945	4,916
Loss on sales of investment securities	(1,414)	(22)	(1,392)
Gain on sales of loans	4,327	1,267	3,060
Rental income	1,110	1,343	(233)
Other[1]	2,458	1,335	1,123
Total noninterest income	$22,948	$7,456	$15,492
1 The Company historically reported dividend income in other noninterest income and has reclassified $427 of dividend income into other investments during the nine months ended September 30, 2018 in order to align with industry peers for comparability purposes.
Noninterest income for the nine months ended September 30, 2019 increased $15.5 million, or 207.8%, to $22.9 million compared to noninterest income of $7.5 million for the same period in 2018. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these activities constitutes a significant and generally stable component of our noninterest income. Service charges and fees from deposit account activities were $10.6 million for the nine months ended September 30, 2019, an increase of $8.0 million, or 309.8%, over the same period in 2018. The increase was primarily due to an increase in deposit accounts earning fees as a result of our acquisition of Green deposit accounts and the associated income from these accounts.

Loan fees. Loan fees were $5.9 million for the nine months ended September 30, 2019 compared to $945 thousand for the same period in 2018. The increase of $4.9 million was primarily attributable to an increase in loans earning fees as a result of our acquisition of Green.

Loss on sales of investment securities. During the nine months ended September 30, 2019, we incurred a loss on securities sold of $1.4 million as a result of a repositioning strategy following the acquisition of Green with a minimal corresponding loss for the nine months ended September 30, 2018.

Gain on sales of loans. We realized gains on loans sold of $4.3 million during the nine months ended September 30, 2019 compared to $1.3 million for the same period in 2018. The increase was primarily due to a $3.2 million increase on gain on sale of Small Business Administration (“SBA”) loans as a result of increased volumes driven by assumed and originated held for sale SBA loans in the Green acquisition.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Nine Months Ended		Increase
	September 30,		(Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Salaries and employee benefits	$53,874	$22,981	$30,893
Non-staff expenses:
Occupancy and equipment	12,187	8,267	3,920
Professional and regulatory fees	8,982	5,525	3,457
Data processing and software expense	6,485	2,214	4,271
Marketing	2,288	1,213	1,075
Amortization of intangibles	8,191	2,632	5,559
Telephone and communications	1,381	1,076	305
Merger and acquisition expense	38,042	4,070	33,972
Other	10,089	3,743	6,346
Total noninterest expense	$141,519	$51,721	$89,798

Noninterest expense for the nine months ended September 30, 2019 increased $89.8 million, or 173.6%, to $141.5 million compared to noninterest expense of $51.7 million for the nine months ended September 30, 2018. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $53.9 million for the nine months ended September 30, 2019, an increase of $30.9 million, or 134.4%, compared to the same period in 2018. The increase was primarily attributable to increased employee compensation of $24.6 million and incentive costs of $3.1 million resulting from the increased employee headcount resulting from our acquisition of Green. Employee benefits also increased $3.9 million as a result of our acquisition of Green. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $2.1 million as a result of organic growth in loans during the nine months ended September 30, 2019 compared to the same period in 2018.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs, as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $12.2 million for the nine months ended September 30, 2019 compared to $8.3 million for the same period in 2018. The increase of $3.9 million, or 47.4%, was primarily due to an increase in branches leased and branches owned as a result of the acquisition of Green.

Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $9.0 million for the nine months ended September 30, 2019 compared to $5.5 million for the same period in 2018, an increase of $3.5 million, or 62.6%. This increase was primarily the result of increases in audit and regulatory services of $1.1 million, information technology support of $914 thousand, loan-related legal expenses of $872 thousand, and Federal Deposit Insurance Corporation (“FDIC”) assessment fees of $340 thousand.

Data processing and software expense. Data processing and software expense was $6.5 million for the nine months ended September 30, 2019, an increase of $4.3 million, or 192.9%, compared to the same period in 2018. The increase was attributable to core processing expense incurred as a result of the increase in account transaction volumes associated with the Green acquisition.

Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing assets and other intangible assets. Our expense associated with the amortization of intangibles was $8.2 million for the nine months ended September 30, 2019 compared to $2.6 million for the same period in 2018. The increase of $5.6 million was primarily due to the addition of intangible assets associated with our purchased corporate building but partially offset by a reduction in amortization expense of $498 thousand related to tenant original lease terms.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. Merger and acquisition expense was $38.0 million for the nine months ended September 30, 2019, an increase of $34.0 million, or 834.7%, compared to the same period in 2018. These expenses were primarily driven by a $17.1 million increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options related to the Green acquisition, a $9.0 million increase in severance and change-in-control payments, a $3.1 million increase in professional services expenses and a $1.6 million increase in data processing expense as a result of our system conversions in connection with our acquisition of Green.

Other. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $10.1 million for the nine months ended September 30, 2019 compared to $3.7 million for the same period in 2018, an increase of $6.3 million, or 169.5%. This increase was primarily due to the growth of the bank through our acquisition of Green in 2019. This resulted in increased loan and collection expense of $1.2 million, third party banking services of $886 thousand, brokered certificate of deposit expenses of $532 thousand, auto and travel expenses of $429 thousand, bank-owned life insurance (“BOLI”) mortality costs of $398 thousand, bank service charges of $399 thousand, online ATM and card expenses of $529 thousand and insurance expenses of $274 thousand as compared to the same period in 2018.

Income Tax Expense

The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019, we did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2019, income tax expense totaled $17.0 million, an increase of $9.6 million, or 131.9%, compared to $7.3 million for the same period in 2018. The increase was primarily attributable to the increase in net income from operations of $78.6 million for the nine months ended September 30, 2019 from $36.8 million for the same period in 2018.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

General

Net income for the three months ended September 30, 2019 was $27.4 million, an increase of $18.3 million, or 206.7%, from net income of $8.9 million for the three months ended September 30, 2018.
Basic EPS for the three months ended September 30, 2019 was $0.52, an increase of $0.15 from $0.37 for the three months ended September 30, 2018. Diluted EPS for the three months ended September 30, 2019 was $0.51, an increase of $0.15 from $0.36 for the three months ended September 30, 2018.
Net Interest Income

For the three months ended September 30, 2019, net interest income totaled $70.9 million and net interest margin and net interest spread were 3.90% and 3.40%, respectively. For the three months ended September 30, 2018, net interest income totaled $29.3 million and net interest margin and net interest spread were 3.99% and 3.51%, respectively. The increase in net interest income was primarily due to an increase in interest income on loans, which was driven by increased volume in all loan categories resulting from loans acquired from Green and organic loan growth during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, average loan balance increased by $3.3 billion compared to the three months ended September 30, 2018, which resulted in a $57.7 million increase in interest income. This increase in net interest income was partially offset by an increase in the average rate paid on interest-bearing liabilities, which resulted in a $12.9 million increase in interest on deposit accounts. Net interest margin decreased 9 basis points from the three months ended September 30, 2018 primarily due to an increase in the average rate paid on interest-bearing liabilities compared to the three months ended September 30, 2018. As a result, the average cost of interest-bearing deposits increased to 1.79% for the three months ended September 30, 2019 from 1.59% for the three months ended September 30, 2018.

For the three months ended September 30, 2019, interest expense totaled $24.8 million and the average rate paid on interest-bearing liabilities was 1.86%. For the three months ended September 30, 2018, interest expense totaled $8.6 million and the average rate paid on interest-bearing liabilities was 1.66%. The increase in interest expense of $16.2 million was due to growth in average interest bearing-liabilities of $3.2 billion, or 155.1%, primarily resulting from the increase in interest bearing-liabilities assumed from the acquisition of Green, organic growth in average interest bearing deposits, FHLB advances and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2019, interest income not recognized on non-accrual loans was $243 thousand. For the three months ended September 30, 2018, interest income not recognized on non-accrual loans was minimal. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,702,696	$84,022	5.85%	$2,432,095	$35,074	5.72%
Loans held for investment, mortgage warehouse	182,793	1,789	3.88	—	—	—
Securities	1,022,289	7,687	2.98	254,242	1,722	2.69
Interest-earning deposits in other banks	234,087	1,329	2.25	203,750	1,016	1.98
Other investments(2)	71,901	816	4.50	20,044	108	2.14
Total interest-earning assets	7,213,766	95,643	5.26	2,910,131	37,920	5.17
Allowance for loan losses	(22,539)			(16,160)
Noninterest-earning assets	818,150			339,243
Total assets	$8,009,377			$3,233,214
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,621,701	$10,381	1.57%	$1,278,797	$4,694	1.46%
Certificates and other time deposits	1,953,084	10,283	2.09	655,035	3,068	1.86
Advances from FHLB	632,754	3,081	1.93	120,114	630	2.08
Subordinated debentures and subordinated debt	74,869	1,024	5.43	16,690	250	5.94
Total interest-bearing liabilities	5,282,408	24,769	1.86	2,070,636	8,642	1.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,467,127			635,952
Other liabilities	49,695			11,750
Total liabilities	6,799,230			2,718,338
Stockholders’ equity	1,210,147			514,876
Total liabilities and stockholders’ equity	$8,009,377			$3,233,214
Net interest rate spread(3)			3.4%			3.51%
Net interest income		$70,874			$29,278
Net interest margin(4)			3.90%			3.99%
(1) Includes average outstanding balances of loans held for sale of $8,525 and $1,091 for the three months ended September 30, 2019 and September 30, 2018, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
(2) The Company historically reported dividend income in other noninterest income and has reclassified $102 of dividend income into other investments as of September 30, 2018, respectively, in order to align with industry peers for comparability purposes.
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

	For the Three Months Ended September 30,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$47,166	$1,782	$48,948
Loans held for investments, mortgage warehouse	—	1,789	1,789
Securities	5,202	763	5,965
Other investments	279	429	708
Interest-bearing deposits in other banks	151	162	313
Total increase in interest income	52,798	4,925	57,723
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	4,929	758	5,687
Certificates and other time deposits	6,086	1,129	7,215
Advances from FHLB	2,689	(238)	2,451
Subordinated debentures and subordinated notes	871	(97)	774
Total increase in interest expense	14,575	1,552	16,127
Increase in net interest income	$38,223	$3,373	$41,596
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses, see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $9.7 million for the three months ended September 30, 2019, compared to $3.1 million for the same period in 2018, an increase of $6.6 million, or 216.5%. The increase in provision for loan losses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily attributable to a $6.1 million charge-off of a commercial loan relationship acquired from Sovereign Bancshares, Inc. in 2017. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Additionally, the increase in the recorded provision for loan losses for the three months ended September 30, 2019 is due to an $937 thousand increase in specific reserves on certain non-performing loans and an increase in acquired loans that were re-underwritten during the three months ended September 30, 2019. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,667	$809	$2,858
Loan fees	2,252	410	1,842
Loss on sales of investment securities	—	(34)	34
Gain on sales of loans	853	270	583
Rental income	369	414	(45)
Other(1)	1,289	539	750
Total noninterest income	$8,430	$2,408	$6,022
(1) The Company historically reported dividend income in other noninterest income and has reclassified $102 thousand of dividend income into other investments during the three months ended September 30, 2018 in order to align with industry peers for comparability purposes.
Noninterest income for the three months ended September 30, 2019 increased $6.0 million, or 250.1%, to $8.4 million compared to noninterest income of $2.4 million for the same period in 2018. The primary components of the increase were as follows:

Service charges and fees on deposit accounts. During the three months ended September 30, 2019, service charges and fees on deposit accounts were $3.7 million as compared to $809 thousand for the same period in 2018. This growth primarily resulted from our acquisition of Green deposit accounts and the associated fee income from these accounts.

Loan fees. Loan fees for the three months ended September 30, 2019 were $2.3 million, an increase of $1.8 million compared to the same period of 2018. This growth primarily resulted from our acquisition of Green loans and the associated fee income.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2019	2018	2019 vs. 2018
	(Dollars in thousands)
Salaries and employee benefits	$17,530	$7,394	$10,136
Non-staff expenses:
Occupancy and equipment	4,044	2,890	1,154
Professional and regulatory fees	2,750	1,893	857
Data processing and software expense	2,252	697	1,555
Marketing	708	306	402
Amortization of intangibles	2,712	798	1,914
Telephone and communications	361	236	125
Merger and acquisition expense	1,035	2,692	(1,657)
Other	3,238	1,340	1,898
Total noninterest expense	$34,630	$18,246	$16,384

Noninterest expense for the three months ended September 30, 2019 increased $16.4 million, or 89.8%, to $34.6 million compared to noninterest expense of $18.2 million for the three months ended September 30, 2018. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $17.5 million for the three months ended September 30, 2019, an increase of $10.1 million, or 137.1%, compared to the same period in 2018. The increase was primarily attributable to increased employee compensation of $8.1 million, employee benefit expenses of $1.2 million and payroll taxes of $509 thousand resulting from a higher headcount of full time equivalent employees resulting from our acquisition of Green for the three months ended September 30, 2019 as compared to the same period in 2018. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $716 thousand as a result of organic growth in loans during the three months ended September 30, 2019 compared to the same period in 2018.

Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our occupancy and equipment expense was $4.0 million for the three months ended September 30, 2019 compared to $2.9 million for the same period in 2018. The increase of $1.2 million, or 39.9%, was primarily due to an increase in branches leased and branches owned as a result of the acquisition of Green.
Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $2.8 million for the three months ended September 30, 2019 compared to $1.9 million for the same period in 2018, an increase of $0.9 million, or 45.3%. This increase was primarily due to increased audit fees of $420 thousand, loan-related legal fees of $340 thousand, information technology support expense of $204 thousand and FDIC assessment fees of $316 thousand as compared to the same period in 2018.
Data processing and software expense. This category includes all expenses related to data processing and software expenses. Data processing and software expense was $2.3 million for the three months ended September 30, 2019 compared to $697 thousand for the same period in 2018, an increase of $1.6 million, or 223.1%. This increase was primarily due to increased software expense of $728 thousand and data processing expenses $890 thousand as compared to the same period in 2018 as a result of increased data processing volumes and additional software resulting from the acquisition of Green and our increase in size.
Amortization of intangibles. Amortization of intangibles includes the amortization associated with core deposit intangibles, servicing assets and other intangible assets. Our expense associated with amortization of intangibles was $2.7 million for the three months ended September 30, 2019 compared to $798 thousand for the same period in 2018. The increase of $1.9 million was primarily due to intangible assets associated with the Green acquisition.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. Merger and acquisition expense was $1.0 million for the three months ended September 30, 2019, a decrease of $1.7 million, compared to the same period in 2018. During the three months ended September 30, 2018, the Company incurred $2.7 million of legal and professional service fees related to due diligence expenses incurred prior to the acquisition of Green.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $3.2 million for the three months ended September 30, 2019 compared to $1.3 million for the same period in 2018, an increase of $1.9 million, or 141.6%. This increase was primarily due to the growth of the bank through our acquisition of Green in 2019. This resulted in increased third party banking services of $248 thousand, auto and travel expenses of $139 thousand, bank service charges of $138 thousand, online ATM and card expenses of $302 thousand, supplies and printing costs of $190 thousand, postage and delivery charges of $142 thousand and BOLI mortality costs of $134 thousand, as compared to the same period in 2018.

Income Tax Expense

For the three months ended September 30, 2019, income tax expense totaled $7.6 million, an increase of $6.1 million, or 424.5%, compared to $1.4 million for the same period in 2018. The increase was primarily attributable to the increase in net income from operations to $35.0 million for the three months ended September 30, 2019 from $10.4 million the same period in 2018.

Financial Condition

Our total assets increased $4.8 billion, or 148.2%, from $3.2 billion as of December 31, 2018 to $8.0 billion as of September 30, 2019. Our asset growth was due to our acquisition of Green and the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2019, total loans were $5.9 billion. Total loans increased $3.3 billion, or 130.7%, compared to $2.6 billion as of December 31, 2018. The increase was the result of our acquisition of Green on January 1, 2019 as well as the continued execution and success of our loan growth strategy. In addition to these amounts, $10.7 million and $1.3 million in loans were classified as held for sale as of September 30, 2019 and December 31, 2018, respectively.

Total loans as a percentage of deposits were 100.2% and 97.4% as of September 30, 2019 and December 31, 2018, respectively. Total loans as a percentage of assets were 73.9% and 79.6% as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2019		2018
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,711,256	29.1%	$760,772	29.8%
Mortgage warehouse	233,577	4.0%	—	—%
Real estate:
Owner occupied commercial real estate	716,130	12.2%	321,478	12.5%
Commercial real estate	1,710,511	29.1%	781,554	30.6%
Construction and land	614,974	10.4%	324,863	12.7%
Farmland	16,633	0.3%	10,528	0.4%
1-4 family residential	559,310	9.5%	297,917	11.7%
Multifamily	306,965	5.2%	51,285	2.0%
Consumer	18,114	0.2%	7,112	0.3%
Total loans held for investment	$5,887,470	100.0%	$2,555,509	100.0%

Total loans held for sale	$10,715	100.0%	$1,258	100.0%

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of September 30,	As of December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans(1)	$10,172	$24,745
Accruing loans 90 or more days past due	2,194	—
Total nonperforming loans	12,366	24,745
Other real estate owned:
Commercial	4,625	—
Total other real estate owned	4,625	—
Total nonperforming assets	$16,991	$24,745
Restructured loans—non-accrual	559	227
Restructured loans—accruing	573	944
Ratio of nonperforming loans to total loans	0.21%	0.97%
Ratio of nonperforming assets to total assets	0.21%	0.77%

(1) Non-accrual loans included PCI loans of $16,902 at December 31, 2018 for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. There are no PCI non-accrual loans as of September 30, 2019.

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2019	2018
	(Dollars in thousands)
Commercial	$4,190	$19,769
Mortgage warehouse	—	—
Real estate:
Owner occupied commercial real estate	2,859	2,575
Non-owner occupied commercial real estate	—	—
Construction and land	1,850	2,399
Farmland	—	—
1-4 family residential	1,188	—
Multifamily	—	—
Consumer	85	2
Total	$10,172	$24,745

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$605,062	$2,320	$3,185	$—	$4,407	$614,974
Farmland	16,633	—	—	—	—	16,633
1 - 4 family residential	551,288	1,432	1,978	—	4,612	559,310
Multi-family residential	306,965	—	—	—	—	306,965
Nonfarm nonresidential	2,259,962	39,963	29,533	—	97,183	2,426,641
Commercial	1,601,549	51,479	16,090	—	42,138	1,711,256
Mortgage warehouse	233,577	—	—	—	—	233,577
Consumer	17,725	37	216	—	136	18,114
Total	$5,592,761	$95,231	$51,002	$—	$148,476	$5,887,470

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Nonfarm nonresidential	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

Allowance for loan losses
As of September 30, 2019, the allowance for loan losses totaled $26.2 million, or 0.45%, of total loans. As of December 31, 2018, the allowance for loan losses totaled $19.3 million, or 0.75%, of total loans. The allowance for loan losses as a percentage of total loans was determined by the qualitative factors around the nature, volume and mix of the loan portfolio. The decrease in the allowance for loan loss as a percentage of loans from December 31, 2018 was attributable to our acquisition of Green as acquired loans are recorded at fair value. Ending balances for the purchase discount related to impaired and non-impaired acquired loans were $61.7 million and $22.3 million, as of September 30, 2019 and December 31, 2018, respectively.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Average loans outstanding(1)	$5,884,519	$2,341,562
Gross loans outstanding at end of period(1)	$5,887,470	$2,444,515
Allowance for loan losses at beginning of period	$19,255	$12,808
Provision for loan losses	18,021	5,239
Charge-offs:
Real estate:
Residential	(157)	—
Commercial	(10,898)	(150)
Consumer	(217)	(21)
Total charge-offs	(11,272)	(171)
Recoveries:
Real estate:
Residential	62	—
Commercial	91	33
Consumer	86	—
Total recoveries	239	33
Net charge-offs	(11,033)	(138)
Allowance for loan losses at end of period	$26,243	$17,909
Ratio of allowance to end of period loans	0.45%	0.73%
Ratio of net charge-offs to average loans	0.19%	0.01%

(1)	Excludes loans held for sale and deferred loan fees.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2018 to September 30, 2019. Loan balances increased from $2.6 billion as of December 31, 2018 to $5.9 billion as of September 30, 2019. The allowance for loan losses as a percentage of total loans for each of the quarters then ended was determined by evaluating the qualitative factors around the nature, volume and mix of the loan portfolio. The increase in the provision for loan losses for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018 was primarily due to a $6.1 million charge-off of a commercial loan relationship acquired from Sovereign Bancshares, Inc. in 2017. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Additionally, the increase in the recorded provision for loan losses for the nine months ended September 30, 2019 was due to a $1.2 million increase in specific reserves on certain non-performing loans and an increase in acquired loans that were re-underwritten during the nine months ended September 30, 2019. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology. Net charge-offs represented 0.19% and 0.01% of average loan balances for the nine months ended September 30, 2019 and 2018, respectively.

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

	As of		As of
	September 30, 2019		December 31, 2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$3,547	13.5%	$2,186	11.4%
Farmland	56	0.2	58	0.3
1 - 4 family residential	2,096	8.0	1,613	8.4
Multi-family residential	694	2.6	362	1.9
Commercial real estate	8,488	32.4	6,463	33.6
Total real estate	$14,881	56.7%	$10,682	55.6%
Commercial	11,238	42.8	8,554	44.3
Consumer	124	0.2	19	0.1
Total allowance for loan losses	$26,243	100.0%	$19,255	100.0%

Securities
We use our securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2019, the carrying amount of investment securities totaled $1.0 billion, an increase of $760.7 million, or 289.6%, compared to $262.7 million as of December 31, 2018, which was primarily due to our acquisition of Green. This increase was partially offset by sales, paydowns and maturities of $345.7 million during the nine months ended September 30, 2019. Securities represented 12.9% and 8.2% of total assets as of September 30, 2019 and December 31, 2018, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Certain investment securities have a fair value at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management (i) does not have the intent to sell any investment securities prior to recovery and/or maturity, (ii) believes it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity or (iii) believes that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in the Company’s securities at September 30, 2019 is temporary and no credit impairment has been realized in the Company’s condensed consolidated financial statements.
As of September 30, 2019 and December 31, 2018, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Intangible Assets and Goodwill
Intangible assets and goodwill as of September 30, 2019 were $75.4 million and $370.5 million, respectively, an increase of $59.5 million and $209.0 million, respectively, compared to December 31, 2018. The increase in intangible assets was primarily due to $65.7 million of core deposit intangibles acquired as a result of the acquisition of Green. The increase in goodwill represents the excess cost over fair value of net assets acquired from Green. For further information, see Note 19 - Business Combinations in the accompanying notes to the condensed consolidated financial statements included in this Report.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Intangible assets	$75,363	$15,896
Goodwill	370,463	161,447
Deposits
Total deposits as of September 30, 2019 were $5.9 billion, an increase of $3.3 billion, or 124.1%, compared to $2.6 billion as of December 31, 2018. The increase from December 31, 2018 was primarily the result of increases of $1.2 billion, $1.2 billion and $846.8 million in time deposits, financial institution money market accounts and noninterest-bearing demand deposits, respectively, primarily related to our acquisition of Green and organic growth of our deposits.
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
In connection with our acquisition of Green, on January 1, 2019, we assumed $35 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Fixed-to-Floating Notes”) that mature on December 15, 2026. The Fixed-to-Floating Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.
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
A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Subordinated notes	$40,000	$5,000
Unamortized debt premium (discount)	2,315	(11)
Total subordinated notes	$42,315	$4,989
Subordinated Debentures Trust Preferred Securities - The following subordinated debentures trust preferred securities were outstanding at the dates indicated in the table below:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Subordinated debentures	$33,868	$11,702
Debt discount	(3,899)	—
Total subordinated debentures	$29,969	$11,702
A summary of pertinent information related to our issues of subordinated debentures outstanding at September 30, 2019 is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
	(Dollars in thousands)
Parkway National Capital Trust I	$3,093	3-month LIBOR +1.85%	December 2036
SovDallas Capital Trust I	$8,609	3-month LIBOR +4.0%	July 2038
Patriot Bancshares Capital Trust I	$5,155	3-month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	$17,011	3-month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037
(1)    The 3-month LIBOR in effect as of September 30, 2019 was 2.1%.
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

Federal Home Loan Bank (“FHLB”) Advances.
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of September 30, 2019 and December 31, 2018, total borrowing capacity of $823.0 million and $1.0 billion, respectively was available under this arrangement and $752.9 million and $28.0 million, respectively, was outstanding with a weighted average interest rate of 1.51% for the nine months ended September 30, 2019 and 1.95% for the year ended December 31, 2018. Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2019 and the year ended December 31, 2018, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained two lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $75.0 million as of September 30, 2019 and December 31, 2018. There were no advances under these lines of credit outstanding as of September 30, 2019 and December 31, 2018.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $7.9 billion for the nine months ended September 30, 2019 and $3.1 billion for the year ended December 31, 2018.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	18.4%	19.8%
Interest-bearing	33.5	40.8
Certificates and other time deposits	26.1	19.4
Advances from FHLB	5.4	2.8
Other borrowings	0.9	0.5
Other liabilities	0.5	0.4
Stockholders’ equity	15.2	16.3
Total	100.0%	100.0%
Uses of Funds:
Loans	73.9%	75.6%
Securities available-for-sale	12.2	7.9
Interest-bearing deposits in other banks	3.1	—
Other noninterest-earning assets	10.8	16.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.6%	24.8%
Average loans to average deposits	94.8%	94.4%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 147.6% for the nine months ended September 30, 2019 compared to the year ended December 31, 2018. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of September 30, 2019, we had $1.9 billion in outstanding commitments to extend credit and $33.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had $962.4 million in outstanding commitments to extend credit and $5.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2019, we had cash and cash equivalents of $252.6 million compared to $84.4 million as of December 31, 2018.
Analysis of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$75,502	$38,841
Net cash provided (used) in investing activities	(40,806)	(290,439)
Net cash provided by financing activities	133,447	364,344
Net change in cash and cash equivalents	$168,143	$112,746
Cash Flows Provided by Operating Activities
For the nine months ended September 30, 2019, net cash provided by operating activities increased by $36.7 million when compared to the same period in 2018. The increase in cash from operating activities was primarily related to a $32.2 million increase in net income, a $12.8 million increase in provision for loan losses and a $16.8 million increase in stock-based compensation expense partially offset by a $13.4 million increase in accretion of loan purchase discount and a $1.7 million increase in accrued interest receivable and other assets.
Cash Flows Provided (Used) in Investing Activities
For the nine months ended September 30, 2019, net cash used for investing activities increased by $249.6 million when compared to the same period in 2018. The increase in cash provided in investing activities was primarily attributable to a $112.7 million of cash received in excess of cash paid for the acquisition of Green, a $223.4 million increase in sales of securities available-for-sale as a result of repositioning strategy in 2019 and a $113.3 million decrease in net loans held for investment due to payoffs. This increase was partially offset by a $319.4 million increase in purchases of available for sale securities.
Cash Flows Provided in Financing Activities
For the nine months ended September 30, 2019, net cash provided by financing activities decreased by $230.9 million when compared to the same period in 2018. The decrease in cash provided by financing activities was primarily attributable to a $590.9 million decrease in deposits, treasury stock purchases of $58.8 million, and $20.3 million of dividends paid, offset by a $423.0 million increase in advances from the FHLB.
As of the nine months ended September 30, 2019 and 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Share Repurchases
On January 28, 2019, our Board of Directors originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which we could, from time to time, purchase up to $50 million of our outstanding common stock in the aggregate. On September 3, 2019, our Board of Directors authorized an increase of $50 million in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $100 million under the Stock Buyback Program. Our Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to August 31, 2020. The Stock Buyback Program does not obligate us to purchase any shares and may be terminated or amended by our Board of Directors at any time prior to its expiration date. During the nine months ended September 30, 2019, 2,349,103 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $25.03 per share.

Capital Resources
Total stockholders’ equity increased to $1.2 billion as of September 30, 2019, compared to $530.6 million as of December 31, 2018, an increase of $674.9 million, or 127.2%. The increase from December 31, 2018 was primarily the result of the acquisition of Green, as well as $61.7 million in net income during the nine months ended September 30, 2019. Total stockholders’ equity increased to $517.2 million as of September 30, 2018, compared to $488.9 million as of December 31, 2017, an increase of $28.3 million, or 5.8%. The increase from December 31, 2017 was primarily the result of $29.5 million in net income during the nine months ended September 30, 2018. Total stockholders’ equity increased to $1.2 billion as of September 30, 2019, compared to $517.2 million as of September 30, 2018, an increase of $688.3 million, or 133.1%. The increase from September 30, 2018 was primarily the result of the acquisition of Green, as well as an increase in retained earnings.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 17 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements in this Report for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2019 and December 31, 2018, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$850,136	12.26%	$394,419	12.98%
Tier 1 capital (to risk-weighted assets)	780,700	11.26	370,175	12.18
Common equity tier 1 (to risk-weighted assets)	749,913	10.82	358,473	11.80
Tier 1 capital (to average assets)	780,700	10.33	370,175	12.04
Veritex Community Bank
Total capital (to risk-weighted assets)	$831,796	12.00%	$353,640	11.64%
Tier 1 capital (to risk-weighted assets)	804,675	11.61	334,385	11.01
Common equity tier 1 (to risk-weighted assets)	804,675	11.61	334,385	11.01
Tier 1 capital (to average assets)	804,675	10.64	334,385	10.87
Cash Dividends
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $1.9 billion and $33.4 million, respectively, as of September 30, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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

Subsequent Events
On October 21, 2019, we announced that our Board of Directors declared a regular cash dividend of $0.125 per share on our outstanding common stock, payable on or after November 21, 2019 to shareholders of record as of November 7, 2019.
Bond Agency Rating
On October 22, 2019, the Kroll Bond Rating Agency (“KBRA”) assigned a senior unsecured debt rating of BBB, subordinated debt rating of BBB-, and short-term debt rating of K3 for the Company. In addition, KBRA assigned deposit and senior unsecured debt ratings of BBB+, a subordinated debt rating of BBB, and short-term deposit and debt ratings of K2 for the Bank.
LIBOR Transition
On July 27, 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2019, the Company had approximately $1.1 billion of loans and $275 million in notional value of derivatives indexed to LIBOR that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
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
The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	16.19%	12.50%	8.30%	(4.60)%
+ 200	10.85%	9.95%	5.76%	(1.56)%
+ 100	5.34%	6.15%	3.00%	0.13%
Base	—%	—%	0.05%	—%
−100	(5.69)%	(8.98)%	(4.08)%	(3.99)%
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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board of Directors originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. On September 3, 2019, the Board of Directors authorized an increase of $50 million in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $100 million under the Stock Buyback Program. The Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to August 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and may be terminated or amended by the Company’s Board of Directors at any time prior to its expiration date. The following repurchases were made under the Stock Buyback Program during the nine months ended September 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
January 1, 2019 - January 31, 2019	—	$—	—	$50,000,000
February 1, 2019 - February 28, 2019	—	—	—	50,000,000
March 1, 2019 - March 31, 2019	316,600	24.42	316,600	42,268,000
April 1, 2019 - April 30, 2019	1,721	25.80	1,721	42,223,000
May 1, 2019 - May 31, 2019	524,450	25.89	524,450	28,646,000
June 1, 2019 - June 30, 2019	329,091	25.71	329,091	20,185,000
July 1, 2019 - July 31, 2019	310,398	25.59	310,398	12,241,000
August 1, 2019 - August 31, 2019	511,369	23.94	511,369	—
September 1, 2019 - September 30, 2019	355,474	24.72	355,474	41,212,000
	2,349,103	$25.03	2,349,103	$41,212,000
1 On September 3, 2019, the Company’s Board of Directors authorized an increase of $50 million in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $100 million under the Stock Buyback Program. The Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to August 31, 2020.

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

3.2	Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed July 25, 2017).
3.3
Third Amended and Restated Bylaws of Veritex Holdings, Inc., marked to show amendments effective as of May 18, 2017 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed July 25, 2017).

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 25, 2019	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2019	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)