Form 10-K
period 2019-12-31
Veritex Holdings, Inc.
filed 2020-02-28
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company"in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2019 was approximately $1,355,252,000.
.

At February 27, 2020, we had outstanding 50,497,070 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2019

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
After completing the Green acquisition, Veritex became one of the ten largest banks headquartered in Texas. Veritex Bank now has 37 full-service branch locations in Texas, with a concentration in the Dallas-Fort Worth and Houston metroplexes.

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

Our History and Growth
We have experienced significant growth since commencing banking operations in 2010 through our strategy of pursuing organic growth and strategic acquisitions. Since inception, we have completed seven whole-bank acquisitions that increased our market presence within the Dallas-Fort Worth metroplex, including an acquisition that resulted in us entering the Houston metropolitan market in 2017. On January 1, 2019, we completed our acquisition of Green. For further information, see Note 25 - Business Combinations in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report. After completing the Green acquisition, Veritex became one of the ten largest banks headquartered in Texas.
Our management team is led by our Chairman and Chief Executive Officer, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes our seven completed acquisitions since inception through December 31, 2019:

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

Our Strategy
Our business strategy consists of the following components:
•Continued Organic Growth.  Our organic growth strategy focuses on penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers is an important driver of our organic growth by virtue of its role in further developing banking relationships with current and potential customers, many of which span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect to have continued success adding to our team of experienced bankers in order to grow our market presence. Also, preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

•Pursue Strategic Acquisitions.  We intend to continue to grow through acquisitions. We believe there are banking organizations in our market area that face significant scale and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs, which we believe will present attractive acquisition opportunities for us in the future. We believe we have developed an experienced and disciplined acquisition and integration approach capable of identifying candidates, conducting thorough due diligence, determining financial attractiveness and integrating the acquired institution. Utilizing our management team’s experience of acquiring financial institutions, we believe that we have built a corporate infrastructure capable of supporting additional acquisitions and continued organic growth. We believe our acquisition experience and our reputation as a successful acquirer position us to capitalize on potential additional opportunities in the future.
•Improve Operational Efficiency and Increase Profitability.  We are committed to maintaining and enhancing profitability. We employ a systematic and calculated approach to improving our operational efficiency, which in turn, we believe, increases our profitability. We believe that our scalable infrastructure and efficient operating platform will allow us to achieve continued growth without incurring significant incremental noninterest expenses and will enhance our returns.
•Strengthen Our Community Ties.  Our officers and employees are heavily involved in civic and community organizations, and we sponsor numerous activities that benefit our community. Our business development strategy, which focuses on building market share through personal relationships, as opposed to formal advertising, is consistent with our customer-centric culture and is a cost-effective approach to developing new relationships and enhancing existing ones.
Our Banking Services
We focus on delivering a wide variety of relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. A general discussion of the range of commercial banking products and other services we offer follows.
Lending Activities. As of December 31, 2019, loans totaled $5.9 billion, representing 74.4% of our total assets. Our loan portfolio consists of commercial real estate and general commercial loans, mortgage warehouse loans, purchased receivables financing, residential real estate loans, construction and land loans, farmland loans and consumer loans.
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
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by customers, with a focus on convenience and accessibility. We offer an interest rate swap program as well as a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit.
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

We are currently focused on expanding noninterest income though increased income from our derivative program. Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into a derivative contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” derivative contract with a correspondent bank counterparty. The two derivatives are carried at market value with changes in value offsetting.
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  As of December 31, 2019, the book value of our investment securities portfolio totaled $997.3 million, with an average yield of 3.05% and an estimated effective duration of approximately 4.05 years.
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
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by organizations outside the state. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and nationally, and more recently with financial technology companies that rely on technology to provide financial services. We believe that many small to medium-sized businesses and professionals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas. We also believe these customers seek established Texas bankers who have the expertise to act as trusted advisors regarding their banking needs. We believe Veritex can offer customers more responsive and personalized service. We also believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors — Risks Related to Veritex’s Business — Veritex faces strong competition from financial services companies and other companies that offer banking services, which could adversely affect its business, financial condition, and results of operations.” in Item 1A of this report.
Employees
As of December 31, 2019, we had 676 full-time employees and three part-time employees. None of our employees are represented by a union. In August 2019, the Bank was named one of the “Best Banks to Work For 2019” by the American Banker. We strive to maintain a culture where people are rewarded for hard work and share in the benefits of the success of our company.
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

Regulation and Supervision
The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of Veritex and our subsidiaries and are intended primarily for the protection of the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), the bank’s depositors and the public, rather than our shareholders or creditors.
Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. Further, the bank regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.
The material statutory and regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below is not intended to summarize all laws and regulations applicable to us and our subsidiaries, and is based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Annual Report on Form 10-K.
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
As a bank holding company, we are subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state chartered bank, we are also subject to supervision, regulation, examination and enforcement by the TDB.
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•require affirmative actions to correct any violation or practice;
•issue administrative orders that can be judicially enforced;
•direct increases in capital;

•direct the sale of subsidiaries or other assets;
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance
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
Various provisions of the Dodd-Frank Act may affect our business and include, but may not be limited to the following:
•Source of strength.  Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress and in circumstances in which we might not otherwise do so.

•Mortgage loan origination. The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (the “CFPB”) to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless it makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules set conditions for “qualified mortgages,” including underwriting standards (for example, a borrower’s debt to income ratio may not exceed 43%) and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and are defined to include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages. EGRRCPA modifies certain of these requirements by, among other things, creating a safe harbor from the ability-to-repay standards for certain mortgage loans made by a bank with less than $10 billion in total consolidated assets.

•Risk retention. The Federal Reserve, together with the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a final rule in 2014 to implement the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying securitizations of commercial loans, commercial real estate loans and auto loans.

•Imposition of restrictions on swaps activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. This framework covers any person required to register as a “major swap participant,” “swap dealer,” “major security-based swap participant” or a “security-based swap dealer.” We are treated as an end user and are not subject directly to many of these requirements, but the requirements may affect the nature of the business we conduct with persons required to register.

•Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. The change in leadership at the CFPB in 2017, the release of a new strategic plan and the publication of formal requests for information on possible changes to its general supervisory program and its enforcement program suggest that the CFPB may be taking a different approach to its implementation of consumer financial protection laws than the agency did when it first began operations, but we are unable to predict what effect, if any, these changes may have on the Bank.

•Deposit insurance. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the Deposit Insurance Fund, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. For a discussion of the assessments the Bank pays to the FDIC, see “Deposit Insurance and Deposit Insurance Assessments” below.

•Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.

•Corporate governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Veritex. The Dodd-Frank Act: (i) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhances independence requirements for compensation committee members, (iii) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we were an emerging growth company, we took advantage of the provisions of the JOBS Act, that allowed us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements. Since we are no longer an emerging growth company, we will need sought our first non-binding advisory vote at our 2019 annual meeting of shareholders.

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
In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, control of any other bank or bank holding company or all or substantially all the assets thereof, or more than 5% of the voting shares of a bank or bank holding company that is not already a subsidiary.
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
Capital requirements have evolved over the last 30 years. The current requirement took effect on January 1, 2015, with phase-in periods for certain requirements; as of January 1, 2019, all of the requirements were fully phased in. The requirements are based on a set of international standards popularly known as Basel III. By virtue of the Dodd-Frank Act, we are broadly subject to the same requirements that apply to the Bank.
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
The risk weights used for the risk-based capital calculations are 0% for cash, U.S. government securities and certain other assets, 50% for qualifying residential mortgage exposures, 100% for corporate exposures and non-qualifying mortgage loans and certain other assets, and 600% for certain equity exposures. Loans that are past due by 90 days or more and commercial real estate (“CRE”) loans either with a loan-to-value ratio in excess of the supervisory ceilings or without a certain amount of contributed capital from the borrower must be risk-weighted at 150%. EGRRCPA narrowed the class of CRE loans subject to the 150% risk weight; CRE loans otherwise are risk weighted at 100%. Mortgage servicing assets and deferred tax assets that are not deducted from common equity Tier 1 capital in accordance with the adjustment stated above are risk-weighted at 250%.
At December 31, 2019, the Bank was in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital, tangible capital and leverage capital requirements. See Note 24 – Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to the consolidated financial statements included elsewhere in this report for more details.

We are is subject to similar minimum capital requirements as the Bank, except that we are not subject to a tangible capital ratio requirement. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. As of December 31, 2019, we were in compliance with the minimum common equity Tier 1 capital, Tier 1 capital, total capital and leverage capital requirements. For us to be “well capitalized,” the Bank must be well capitalized and Veritex must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2019, we met all the requirements to be deemed well-capitalized.
In addition, applicable rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. This requirement took full effect on January 1, 2019. In 2018 the buffer was 1.875%. The effect of the fully phased-in capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.
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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2019, the Bank met the requirements to be “well capitalized” under the prompt corrective action regulations.

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
Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under Federal Reserve guidelines, the Bank may pay dividends to us only from net income and retained earnings and may not impair its permanent capital, subject to certain exceptions. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, the capital conservation buffer created under the final capital rules may also have the effect of limiting the payment of capital distributions from the Bank.
On January 28, 2019, Veritex Holdings, Inc. announced that its Board of Directors declared the initiation of a regular quarterly cash dividend of $0.125 per share of our outstanding common stock. During 2019, Veritex Holdings, Inc. paid $26.8 million in dividends. On January 28, 2020, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.170 per share on our outstanding common stock. The dividend was paid on February 20, 2020 to shareholders of record as of February 6, 2020. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

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
Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. At December 31, 2019, we are considered a well capitalized insured depository institution with total brokered deposits of $312.5 million.
Concentrated Commercial Real Estate Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2019, total reported loans for construction, land development and other land represented over 100% of total capital, indicating a concentration in commercial real estate lending. At December 31, 2019, our management believes that it is in compliance with the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in commercial real estate lending.
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
The FDIC has revised its methodology for determining assessments from time to time. The current methodology, which has been in place since the third quarter of 2016, has a range of assessment rates from 3 basis points to 30 basis points on insured deposits. All insured depository institutions with the exception of large and complex banking organizations are assigned to one of three risk categories based on their composite CAMELS ratings. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. The FDIC may adjust assessment rates downward as the reserve ratio of the DIF exceeds 2.0% and higher thresholds. On September 30, 2018, the DIF exceeded its reserve ratio and, as such, pursuant to the assessment regulations, after the reserve ratio reached 1.38%, the FDIC automatically applied credits to small banks (total consolidated assets of less than $10 billion) to reduce small banks’ regular deposit insurance assessments up to the full amounts of their assessments or the full amount of their credits, whichever was less. Credits were awarded to any bank that was a small bank at some point during the credit calculation period. If a bank acquired another bank that was owed credits through merger or consolidation after the reserve ratio was exceeded, the acquiring bank is considered successor to any credits of the acquired small bank.
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
Depositor Preference
The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including Veritex, with respect to any extensions of credit they have made to such insured depository institution.
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

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.
Consumer Laws and Regulations
Banking organizations are subject to numerous Federal laws and regulations intended to protect consumers. These laws include, among others:
•Truth in Lending Act;
•Truth in Savings Act;
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Fair Debt Collection Act;
•The GLB Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•Section 5 of the Federal Trade Commission Act and section 1031 of the Dodd-Frank Act protecting against unfair, deceptive or abusive acts and practices; and
•state usury laws.
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
Privacy and Cybersecurity
Several Federal statutes and regulations require insured depository institutions to take several steps to protect nonpublic consumer financial information. The Bank has prepared a privacy policy, which it must disclose to consumers annually. In some cases, the Bank must obtain a consumer's consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank's sharing of information with its affiliates for marketing and certain other purposes. Additional conditions come into play in the Bank's information exchanges with credit reporting agencies. The Bank's privacy practices and the effectiveness of its systems to protect consumer privacy are one of the subjects covered in the Texas and Federal banking agencies' periodic compliance examinations.

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
The CRA requires the federal bank regulators to take into account an insured depository institution’s record in meeting the convenience and needs of the communities that the institution serves when considering an application by a bank to establish or relocate a branch or to enter into certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s subsidiary bank (or banks) when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA performance of the target institutions and our depository institution subsidiaries. An evaluation of “Needs to Improve” or “Substantial Noncompliance” may block or impede regulatory approvals of our applications. The Bank received an overall CRA rating of “Satisfactory” as a large bank on its most recent CRA examination as of August 2019.
Changes in Laws, Regulations or Policies
Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on us and our subsidiaries’ business, financial condition or results of operations cannot be predicted. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us and our subsidiaries remains uncertain at this time and may have a material adverse effect on our business and results of operations.
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

ITEM 1A.  RISK FACTORS
Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10‑K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.
Risks Related to Veritex’s Business
Our business concentration in Texas, and specifically the Dallas-Fort Worth metroplex and the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas-Fort Worth metroplex and the Houston metropolitan area, including any downturn in the real estate sector.
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2019, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have a material adverse impact on our business, financial condition, results of operations, and future prospects. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.
We operate in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate market in Texas, particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area, and are affected by these events.
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
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A national economic recession or deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses and result in one or more of the following consequences:

•increases in loan delinquencies;
•increases in nonperforming assets and foreclosures;
•decreases in demand for our products and services, which could adversely affect our liquidity position; and
•decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability
Declines in real estate values, volume of home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.
Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

An increase in interest rates may also, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.
Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur a cost to fund the loan, which is reflected as interest expense on deposits and borrowings, without any interest income to offset the associated funding expense. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and investment securities. Thus, an increase in the amount of nonperforming assets would have an adverse impact on our net interest income.
A large portion of our loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2019, $1.7 billion, or 28.9%, of our total loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2019, we had a material amount of loans, investment securities, advances from the Federal Home Loan Bank of Dallas (the “FHLB”) and notional value of derivatives indexed to LIBOR that will mature after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based instruments or arrangements. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. We have (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities we have issued. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to Veritex. In addition, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.

Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.
Our nonperforming assets, which consist of non-accrual loans, assets acquired through foreclosure and troubled debt restructurings (“TDRs”), adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for loan losses which reserves for losses inherent in our loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance for loan losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact the Dallas-Fort Worth metroplex, Houston metropolitan area or Texas generally, and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations could be adversely affected.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which could adversely affect our business, financial condition and results of operations.
We establish an allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of the loan portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. Our allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on various factors including historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond ourcontrol, and any such differences may be material.
As of December 31, 2019, our allowance for loan losses was 0.50% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for loan losses and the value attributed to non-accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. We anticipate a significant change in the processes and procedures to calculate the loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The change in methodology may result in material changes in our accounting for credit losses on financial instruments and create more volatility in our level of allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition, and results of operations. Refer to “Recent Accounting

Pronouncements” in Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion.
We may be unable to implement aspects of our growth strategy, which may affect our ability to maintain historical earnings trends.
Our business has grown rapidly, with a strategy focused on organic growth, supplemented by acquisitions. Financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. We may be unable to execute on aspects of our growth strategy to sustain our historical rate of growth or may be unable to grow at all. More specifically, we may be unable to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including the ability to adapt existing credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to build infrastructure sufficient to support rapid growth or fails to implement one or more aspects of our strategy, We may be unable to maintain historical earnings trends, which could have an adverse effect on our business, financial condition and results of operations.
Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We intend to continue pursuing strategic acquisitions. An acquisition strategy involves significant risks, including the following:
•finding suitable candidates for acquisition;
•attracting funding to support additional growth within acceptable risk tolerances;
•maintaining asset quality;
•retaining customers and key personnel, including bankers;
•obtaining necessary regulatory approvals, which we may have difficulty obtaining or be unable to obtain;
•conducting adequate due diligence and managing known and unknown risks and uncertainties;
•integrating acquired businesses; and
•maintaining adequate regulatory capital.
The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit its strategy and standards. We face significant competition in pursuing acquisition targets from other banks and financial institutions, many of which possess greater financial, human, technical and other resources. Our ability to compete in acquiring target institutions will depend on the financial resources available to fund acquisitions, including the amount of cash and cash equivalents and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized.
Acquisitions of financial institutions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities acquired or realize a reduction of redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Failure to successfully integrate the entities we acquire into our existing operations in a timely or effective manner may increase our operating costs significantly and adversely affect our business, financial condition and results of operations. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition. In addition, the carrying amount of any goodwill that is currently maintained or that may be acquired may be subject to impairment in future periods.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy, and any failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.
Our ability to retain and grow loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our bankers. If we were to lose the services of any of our bankers, including successful bankers employed by banks that we may acquire, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead.
Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of the desired caliber, including as a result of competition from other financial institutions. In particular, some of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain successful bankers, or if its bankers fail to meet expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be adversely affected.

Loss of any of our executive officers or other key employees could impair relationships with our customers and adversely affect our business.

Our success depends on the continued service and skills of its executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of its executive management team. Our success is also dependent in part on the continued service of our market presidents and relationship managers. The loss of any of these key personnel could adversely affect our business because of their skills, years of industry experience, relationships with customers and the difficulty of promptly finding qualified replacement personnel. We cannot guarantee that these executive officers or key employees will continue to be employed with us in the future.

The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our loan portfolio has grown to $5.9 billion as of December 31, 2019, from $100.9 million as of December 31, 2010. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2019, $2.5 billion, or 42.1% of total loans, consisted of commercial real estate loans (including owner occupied commercial real estate loans) and $629.4 million, or 10.6% of total loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase the allowance for loan losses, which would reduce profitability and could have a material adverse effect on our business, financial condition and results of operations.

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
Because a significant portion of our loan portfolio consists of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2019, $4.0 billion, or 67.7% of total loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for loan losses, which could adversely affect our business, financial condition and results of operations.
.
We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we may own and operate certain properties that may be subject to similar environmental liability risks during any given fiscal year. At December 31, 2019, we did not own any foreclosed real estate assets. Although we have policies and procedures that are designed to mitigate certain environmental risks, we may not detect all environmental hazards associated with these properties. If we were to become subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, public health crisis, other catastrophic event or significant climate change effects.

The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average loan loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have a material adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.

We have a concentration of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2019, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $464.7 million, or 7.8% of total loans, and $906.1, or 15.3% of total loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse effect on our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations, adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of loans and investment securities, respectively, to ensure that we have adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity.

Our most important source of funds is core deposits. Core deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other products, such as money market funds, we would lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from our brokered deposit network, which includes the FHLB and the Federal Reserve Bank of Dallas (the “FRB”). We also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize our activities, or on acceptable terms, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas-Fort Worth metroplex or the Houston metropolitan area or by one or more adverse regulatory actions against Veritex.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on liquidity and could, in turn, adversely affect our business, financial condition and results of operations.

We have a limited operating history and, accordingly, investors will have little basis on which to evaluate its ability to achieve our business objectives.

We were formed as a bank holding company in 2009 and commenced banking operations in 2010. Accordingly, we have a limited operating history upon which to evaluate our business and future prospects. As a result, it is difficult, if not impossible, to predict future operating results and to assess the likelihood of the success of our business. As a relatively young financial institution, Veritex Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations. Since we are a relatively new financial institution, our management team and employees will shoulder the burdens of the business operations and a workload associated with business growth and capitalization that is disproportionately greater than a more mature, established financial institution.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as the ability to maintain regulatory compliance, could be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Veritex Bank, on a standalone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be adversely affected.

We could recognize losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 100.5% as of December 31, 2019), we also invest a percentage of our total assets in investment securities (12.5% as of December 31, 2019) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2019, the fair value of our available for sale securities portfolio was $964.4 million, which included a net unrealized gain of $22.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition and results of operations.

We conduct our operations exclusively in Texas and particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area. Many of our competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things:

•our ability to develop, build and maintain long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service;
•the ability to expand our market position; and
•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could adversely affect our business, financial condition and results of operations.

Negative public opinion regarding Veritex or our failure to maintain our reputation in the community could adversely affect our business and prevent us from continuing to grow our business.

As a community bank, our reputation within the community we serve is critical to our success. We strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities Veritex serves and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, negative public opinion could expose us to litigation and regulatory action as we seek to implement our growth strategy.

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

Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities, improper or unauthorized activities on behalf of customers or improper use of confidential information. It is not always possible to prevent employee errors or misconduct, and the precautions we take to prevent and detect these activities may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If these internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could adversely affect our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans to originate, as well as the terms of those loans. If any of the information upon which Veritex relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that it would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we will generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and recovery of any of the resulting monetary losses we may suffer could be difficult.

We have a continuing need for technological change and may not have the resources to effectively implement new technology, or may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations as it continues to grow and expand the products and services offered. We may experience operational challenges as we implement these new technology enhancements or products, which could result in an inability to fully realize the anticipated benefits from such new technology or significant costs to remedy any such challenges in a timely manner.

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

Our operations could be interrupted if third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third-party service providers. Specifically, we receive certain services from third parties including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. Our operations could be interrupted if any of these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. In addition, we may not be insured against all types of losses as a result of third-party failures, and insurance coverage may be inadequate to cover all losses resulting from interruptions of third-party services. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards or other mobile payment services. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2019, goodwill totaled $370.8 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation
The ongoing changes in regulation could adversely affect our business, financial condition, and results of operations.

In July 2010, the Dodd-Frank Act was signed into law. This statute and the implementing regulations have imposed significant regulatory and compliance changes on many industries, including ours. The enactment of EGRRCPA in 2018 and other rulemaking by the agencies may impose other costs or provide regulatory relief. This evolving regulatory framework may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to Veritex, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

State and federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and failure to comply with any supervisory actions to which we are or may become subject as a result of such examinations could adversely affect our business, financial condition and results of operations.

Texas and federal banking agencies, including the TDB and the Federal Reserve, periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that Veritex, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to prohibit “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against Veritex, the Bank or their respective officers or directors, to remove officers and directors and to terminate the Bank’s deposit insurance upon notice and hearing. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict future growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire a depository institution insured by the FDIC or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact our business plans and restrict our growth.

Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our Bank Secrecy Act anti-money laundering programs. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, such as acquisitions and de novo branching.

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

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings and results of operations.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its deposit insurance assessment methodology, which has had the effect of raising deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $1.2 million for the years ended December 31, 2019, 2018 and 2017. The decrease in FDIC insurance related costs during 2019 was a result of FDIC applied credits to small banks as a result of the DIF exceeding its reserve ratio. If a bank acquired another bank that was owed credits through merger or consolidation after the reserve ratio was exceeded, the acquiring bank is considered successor to any credits of the acquired small bank. As such, Green's credit was included in the FDIC insurance related costs for 2019. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

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

The revised capital rules subjected us to higher required capital levels on January 1, 2015, with a phase-in period for certain provisions over four years that began in 2016. As of January 1, 2019, the capital requirements were fully phased in. The application of more stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

Risks Related to Our Common Stock

The market price of Our common stock may fluctuate significantly.

The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;
•changes in financial estimates and recommendations by securities analysts that cover our common stock or the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•general economic conditions and overall market fluctuations;
•the trading volume of our common stock;

•changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
•changes in governmental monetary policies, including the policies of the Federal Reserve;
•future sales of our common stock by us or our directors, executive officers or significant shareholders; and
•changes in economic conditions in and political conditions affecting our target markets.

In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long-term, regardless of our actual performance. If the market price of our common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, it could divert the attention of senior management and could adversely affect our business, financial condition and results of operations.

If securities or industry analysts change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about Veritex or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, either absolutely or relative to our competitors, our stock price could decline significantly.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of the common stock.

Future sales or the availability for sale of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of its common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of its securities.

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up of Veritex and with respect to the payment of interest and preferred dividends.

As of December 31, 2019, we had approximately $115.0 million outstanding in aggregate principal amount of subordinated promissory notes held by investors, and, in the aggregate, $33.9 million of junior subordinated debentures issued to four statutory trusts that in turn issued $32.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We depend on the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact our ability to satisfy its obligations.

Our primary asset is the Bank. As such, we depend upon the Bank for cash distributions through dividends on the Bank’s stock to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to Veritex. If the Bank is unable to pay dividends to Veritex, we will not be able to satisfy our obligations. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to Veritex. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action.

Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future.

In January 2019, we initiated a quarterly cash dividend on our common stock. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. As a bank holding company, our ability to pay dividends is also affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to Veritex as our principal source of funds to pay such dividends. Veritex Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to Veritex. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict its ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock. See also “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management.

We completed our initial public offering in October 2014. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also incur costs associated with our public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, stock exchange rules and the rules implemented by the SEC. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements upon them and result in adverse regulatory consequences for such holders.

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

Any shareholder that is deemed to “control” us for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At December 31, 2019, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2019, we had 25 full-service branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 full-service branches in the Houston metropolitan area, and one branch in Louisville, Kentucky. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2019, we owned 19 of our branch locations and leased and remaining 20 branch locations. The remaining terms of our leases on our full-services branches range from one to eight years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $111.9 million at December 31, 2019. We believe that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.
For more information about our bank premises and equipment and operating leases, please see Note 7 and Note 8 of the Notes to Consolidated Financial Statements contained in Item 15 of this report.

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
Holders of Record
As of February 27, 2020, there were 50,497,070 holders of record of our common stock.
Dividend Policy
In January 2020, our board of directors declared a quarterly cash dividend of $0.17 per share on our outstanding common stock. The dividend was paid on February 20, 2020 to shareholders of record as of February 6, 2020. For the year ended December 31, 2019, we declared and paid $26.8 million in cash dividends.
The timing, declaration, amount and payment of any future cash dividends are at the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, there are regulatory restrictions on our ability and the ability of the Bank to pay dividends. See “Item 1A. Risk Factors—Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future” and “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of our peer group and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2019. The following information reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the peer group and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Veritex Holdings, Inc.	$100.00	$116.20	$191.47	$197.79	$153.26	$208.82
Peer Group(1)	100.00	116.36	173.83	171.13	138.20	152.67
Nasdaq Bank Index	100.00	117.34	158.44	164.00	134.64	163.23
(1) Our peer group includes Bancfirst Corporation, Cadence Bancorp LLC, CVB Financial Corp., Eagle Bancorp, Inc., First Financial Bankshares, Inc., Allegiance Bancshares, Inc., Origin Bancorp, Inc., Hilltop Holdings, Inc., Independent Bank Group, Inc., Independent Bank Corp., CBTX, Inc., Servisfirst Bancshares, Inc., Simmons First Nation Corporation, Southside Bancshares, Inc. and Pacific Premier Bancorp, Inc.

Comparison of Cumulative Total Return
Stock Repurchases
In January 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). Our board of directors authorized increases of $50.0 million in September 2019 and $75.0 million in December 2019, resulting in an aggregate authorization to purchase of up to $175.0 million of our common stock. Our board of directors also authorized an extension of the original expiration date from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the board of directors at any time prior to its expiration. During the fourth quarter of 2019, the Company repurchased the following shares of its common stock:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2019 - October 31, 2019	547,831	23.95	547,831	28,093,000
November 1, 2019 - November 30, 2019	902,503	24.98	902,503	5,552,000
December 1, 2019 - December 31, 2019	3,274	25.47	3,274	80,468,000
	3,802,711	24.86	3,802,711	80,468,000
(1) On September 3, 2019, our board of directors authorized an increase of $50.0 million in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $100.0 million under the Stock Buyback Program. On December 12, 2019, our board of directors authorized an increase of $75.0 million in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $175.0 million under the Stock Buyback Program. The Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020.

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$7,954,937	$3,208,550	$2,945,583	$1,408,507	$1,039,551
Cash and cash equivalents	251,550	84,449	149,044	234,791	71,551
Investment securities	997,330	262,695	228,117	102,559	75,813
Total loans(1)	5,921,071	2,555,509	2,233,518	991,897	820,567
Allowance for loan losses	29,834	19,255	12,808	8,524	6,772
Goodwill	370,840	161,447	159,452	26,865	26,865
Intangibles	72,263	15,896	20,441	2,181	2,410
Noninterest-bearing deposits	1,556,500	626,283	612,830	327,614	301,367
Interest-bearing deposits	4,337,850	1,996,145	1,665,800	792,016	567,043
Total deposits	5,894,350	2,622,428	2,278,630	1,119,630	868,410
Advances from FHLB	677,870	28,019	71,164	38,306	28,444
Other borrowings	145,571	16,691	31,689	8,035	8,027
Total stockholders’ equity	1,190,797	530,638	488,929	239,088	132,046
Selected Income Statement Data:
Net interest income	$285,097	$114,189	$68,508	$40,955	$31,459
Provision for loan losses	21,514	6,603	5,114	2,050	868
Net interest income after provision for loan losses	263,583	107,586	63,394	38,905	30,591
Noninterest income	30,080	11,910	7,576	6,503	3,704
Noninterest expense	177,803	69,259	42,789	26,390	21,388
Income before income tax	115,860	50,237	28,181	19,018	12,907
Income tax expense	25,121	10,896	13,029	6,467	4,117
Net income	90,739	39,341	15,152	12,551	8,790
Preferred dividends	—	—	42	—	98
Net income available to common stockholders	$90,739	$39,341	$15,110	$12,551	$8,692
Share Data:
Basic earnings per common share	$1.71	$1.63	$0.82	$1.16	$0.86
Diluted earnings per common share	1.68	1.60	0.80	1.13	0.84
Book value per common share	23.32	21.88	20.28	15.73	12.33
Tangible book value per common share(2)	14.73	14.74	12.75	13.82	9.59
Basic weighted average common shares outstanding	53,154	24,169	18,404	10,849	10,061
Diluted weighted average common shares outstanding	53,978	24,590	18,810	11,058	10,332
Performance Ratios:
Return on average assets(3)	1.14%	1.26%	0.76%	1.06%	0.98%
Return on average equity(3)	7.57	7.73	4.54	8.80	6.94
Net interest margin(4)	3.97	4.09	3.77	3.72	3.80
Efficiency ratio(5)	56.41	54.92	56.24	55.61	60.83
Loans to deposits ratio	100.5	97.4	98.0	88.6	94.5
Loans to deposits ratio, excluding mortgage warehouse	97.3	97.5	98.0	88.6	94.5
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.50%	0.77%	0.03%	0.17%	0.05%
Nonperforming loans to total loans	0.56	0.97	0.02	0.18	0.08
Allowance for loan losses to nonperforming loans	89.22	77.81	2,651.76	479.95	1,003.26
Allowance for loan losses to total loans	0.50	0.75	0.57	0.86	0.83
Net charge-offs to average loans outstanding	0.19	0.01	0.06	0.03	0.01
Capital Ratios:
Total stockholders’ equity to total assets	14.97%	16.54%	16.60%	16.97%	12.70%
Tangible common equity to tangible assets(6)	10.01	11.66	11.12	15.23	10.17
Tier 1 capital to average assets(3)	10.17	12.04	12.92	16.82	10.75
Tier 1 capital to risk-weighted assets	11.02	12.18	12.48	20.72	12.85
Common equity tier 1 (to risk-weighted assets)	10.60	11.80	12.03	20.42	12.48
Total capital to risk-weighted assets	13.10	12.98	13.16	22.02	14.25

(1)Total loans does not include loans held for sale and deferred fees. Loans held for sale were $14.1 million as of December 31, 2019, $1.3 million as of December 31, 2018,  $0.8 million as of December 31, 2017, $5.2 million as of December 31, 2016 and $2.8 million as of December 31, 2015. Deferred fees were $134 thousand as of December 31, 2019, $15 thousand as of December 31, 2018, $28 thousand as of December 31, 2017, $55 thousand as of December 31, 2016 and $62 thousand as of December 31, 2015.
(2)We calculate tangible book value per common share as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization, divided by the number of common shares outstanding at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is book value per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
(3)Except as otherwise indicated in this footnote, we calculate our average assets and average equity for a period by dividing the sum of our total assets or total stockholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period by our average assets and average equity, as the case may be, for that period.
(4)Net interest margin represents net interest income, annualized, divided by average interest-earning assets.
(5)Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(6)We calculate tangible common equity as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and intangible assets, net of accumulated amortization. We calculate tangible common equity to tangible assets as tangible common equity divided by tangible assets. Tangible common equity to tangible assets is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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
On January 1, 2019, we acquired Green Bancorp, Inc. ("Green"), a Texas corporation and the parent holding company of Green Bank, a national banking association headquartered in Houston, Texas. We issued a total of 30,030,551 shares of common stock to Green in consideration for the merger. We acquired an estimated $4.6 billion in assets and assumed $3.9 billion of liabilities as a result of this acquisition. As of December 31, 2019, we had total assets of $8.0 billion, total loans of $5.9 billion, total deposits of $5.9 billion and total stockholders’ equity of $1.2 billion, which includes the fair value estimates from the Green acquisition.

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

Anticipated Trends

This discussion of trends expected to impact our business in 2020 is based on information presently available and reflects certain assumptions, including assuming a continuation of the current economic and low rate environment. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2020:

•Continued return of capital through quarterly dividends and share repurchases.
•Continued emphasis on credit quality and relationship banking.
•Continued leverage of our strong capital through accretive organic growth and strategic acquisition opportunities.

Results of Operations for the Fiscal Years Ended December 31, 2019 and December 31, 2018
General
Net income available to common stockholders for the year ended December 31, 2019 was $90.7 million, an increase of $51.4 million, or 130.6%, from net income available to common stockholders of $39.3 million for the year ended December 31, 2018.
Basic earnings per share (“EPS”) for the year ended December 31, 2019 was $1.71, an increase of $0.08 from $1.63 for the year ended December 31, 2018. Diluted earnings per share for the year ended December 31, 2019 was $1.68, an increase of $0.08 from $1.60 for the year ended December 31, 2018.
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
For the year ended December 31, 2019, net interest income totaled $285.1 million compared to net interest income of $115.0 million for the year ended December 31, 2018, an increase of $170.1 million, or 147.9%. This increase was primarily due to a $233.7 million, or 161.1%, increase in interest income resulting from growth in the Company’s average interest-earning assets which was driven by increased volume in all loan categories resulting from loans acquired from Green and organic loan growth during the year ended December 31, 2019. Interest income was $378.8 million, compared to $145.1 million for the years ended December 31, 2019 and 2018, respectively. The primary drivers of increased interest income was the growth on interest earned on average loans, accretion recognized on acquired loans, and increased volumes in all loan categories resulting from loans acquired from Green. Interest earned on average loans outstanding for the year ended December 31, 2019 compared to average loans outstanding for the year ended December 31, 2018 increased $206.4 million, or 153.5%. The growth in average loans was the result of loans acquired from Green, new loan originations and growth of existing customer loan balances. Average loan balances grew from $2.4 billion for the year ended December 31, 2018 to $5.9 billion for the year ended December 31, 2019, an increase of $3.5 billion, or 146.9%.
Interest expense for the year ended December 31, 2019 was $93.7 million, compared to $30.0 million for the year ended December 31, 2018, an increase of $63.7 million, or 211.8%. The year-over-year increase was due to the growth of average interest-bearing liabilities of $3.2 billion, or 163.1%, which was primarily due to the increase in interest bearing liabilities assumed from Green, as Veritex realized a full year of interest expense on Green interest-bearing liabilities in the year ending December 31, 2019, as well as organic growth in average interest-bearing deposits and a change in deposit mix.
Net interest margin and net interest spread were 3.97% and 3.48%, respectively, for the year ended December 31, 2019 compared to 4.10% and 3.66%, respectively, for the year ended December 31, 2018. The decrease in net interest margin by 13 basis points and decrease in net interest spread by 18 basis points was due to an increase in the average yield paid on interest-bearing liabilities by 28 basis points, offset by an increase in the average yield earned on interest-bearing assets by 10 basis points. The average interest earned on interest-bearing assets increased to 5.27% during the year ended December 31, 2019 from 5.17% for the year ended December 31, 2018 primarily due to an increase in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits during 2019. The average interest paid on interest-bearing liabilities increased to 1.79% during the year ended December 31, 2019 from 1.51% for the year ended December 31, 2018.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2019 and 2018, interest income not recognized on non-accrual loans, excluding purchased credit impaired (“PCI”) loans, was $1.7 million and $724 thousand, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,722,039	$334,025	5.96%	$2,382,946	$134,460	5.64%
Loans held for investment, mortgage warehouse	162,325	6,788	4.18	—	—	—
Investment securities	977,621	29,484	3.02	247,163	6,605	2.67
Interest-earning deposits in other banks	259,866	5,540	2.13	160,402	3,149	1.96
Other investments(2)(3)	60,308	2,949	4.89	17,326	855	4.93
Total interest-earning assets	7,182,159	378,786	5.27	2,807,837	145,069	5.17
Allowance for loan losses	(23,533)			(15,324)
Noninterest-earning assets	799,257			339,915
Total assets	$7,957,883			$3,132,428
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,648,113	40,355	1.52	$1,277,186	17,599	1.38
Certificates and other time deposits	1,997,090	38,675	1.94	608,041	9,714	1.60
Advances from FHLB	502,681	9,984	1.99	87,366	1,701	1.95
Subordinated debentures and subordinated notes	86,110	4,675	5.43	16,748	1,031	6.16
Total interest-bearing liabilities	5,233,994	93,689	1.79	1,989,341	30,045	1.51
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,480,207			621,613
Other liabilities	44,809			12,456
Total noninterest-bearing liabilities	6,759,010			2,623,410
Stockholders’ equity	1,198,873			509,018
Total liabilities and stockholders’ equity	$7,957,883			$3,132,428
Net interest spread(4)			3.48%			3.66%
Net interest income		$285,097			$115,024
Net interest margin(5)			3.97%			4.10%

(1) Includes average outstanding balances of loans held for sale of $8,762 and $1,198 for the twelve months ended December 31, 2019 and 2018, respectively.
(2) We historically reported dividend income in other noninterest income and have reclassified $835 of dividend income into interest income for other investments for the twelve months ended December 31, 2018 in order to align with industry peers for comparability purposes.
(3) Other investments includes equity securities, investment in trusts and Federal Home Loan Bank and Federal Reserve Bank stock.
(4) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(5) Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Year Ended December 31, 2019
	Compared to 2018
	Increase (Decrease) Due To Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$199,010	$555	$199,565
Loans held for investment, mortgage warehouse	6,785	3	6,788
Investment securities	22,060	819	22,879
Interest-earning deposits in other banks	2,119	272	2,391
Other investments	2,102	(8)	2,094
Total increase in interest income	232,076	1,641	233,717
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	20,838	1,918	22,756
Certificates and other time deposits	26,948	2,013	28,961
Advances from FHLB	8,265	18	8,283
Subordinated debentures and subordinated notes	3,766	(122)	3,644
Total increase in interest expense	59,817	3,827	63,644
Increase (decrease) in net interest income	$172,259	$(2,186)	$170,073
Provision for Loan Losses
Our provision for loan losses is a charge to income in order to bring our allowance for loan losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for loan losses see “—Financial Condition—Allowance for Loan Losses.” The provision for loan losses was $21.5 million for the year ended December 31, 2019, compared to $6.6 million for the same period in 2018, an increase of $14.9 million, or 225.8%. The increase in provision expense was was primarily due to a $6.1 million charge-off of a commercial loan relationship acquired as a result of our acquisition of Sovereign in 2017. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Additionally, the increase in the recorded provision for loan losses for the year ended December 31, 2019 was due to a $1.2 million increase in certain non-performing loans and an increase in acquired loans that were re-underwritten during the year ended December 31, 2019. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology. In addition, net charge-offs increased $10.8 million for the year ended December 31, 2019 compared to the same period in 2018.
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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$14,334	$3,420	$10,914
Loan fees	7,782	1,332	6,450
Loss on sales of investment securities	(1,852)	(64)	(1,788)
Gain on sales of loans	4,863	3,056	1,807
Rental income	1,481	1,654	(173)
Other(1)	3,472	1,677	1,795
Total noninterest income	$30,080	$11,075	$19,005
(1) We historically reported dividend income in other noninterest income and has reclassified $835 thousand of dividend income into interest income for other investments during the year ended December 31, 2018 in order to align with industry peers for comparability purposes.
Noninterest income for the year ended December 31, 2019 increased $19.0 million, or 171.6%, to $30.1 million compared to noninterest income of $11.1 million for the same period in 2018. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $14.3 million for the year ended December 31, 2019, an increase of $10.9 million, or 319.1%, over the same period in 2018. This increase was primarily due our acquisition of Green deposit accounts and the associated income from these accounts.
Loan fees. Loan fees were $7.8 million for the year ended December 31, 2019 compared to $1.3 million for the same period in 2018. The increase of $6.5 million was primarily attributable to an increase in loans earning fees as a result of our acquisition of Green.
Loss on sales of investment securities. During the year ended December 31, 2019, we incurred a loss on securities sold of $1.9 million as a result of a repositioning strategy following the acquisition of Green with a minimal corresponding loss for the year ended December 31, 2018.
Gain on sales of loans. We realized gains on loans sold of $4.9 million during the year ended December 31, 2019 compared to $3.1 million for the year ended December 31, 2018. The increase was primarily due to a $2.1 million increase on gain on sale of Small Business Administration (“SBA”) loans as a result of increased volumes driven by acquired held for sale loans in the Green acquisition and originated held for sale SBA loans.
Other. Other noninterest income was $3.5 million for the year ended December 31, 2019, an increase of $1.8 million, or 107.0%, compared to the same period in 2018. The increase was primarily due to a $2.0 million increase in income on bank-owned life insurance policies.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, data processing expenses, merger and acquisition expenses and marketing expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,		Increase
	2019	2018	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$72,791	$31,138	$41,653
Non-staff expenses:
Occupancy and equipment	16,385	10,679	5,706
Professional and regulatory fees	11,597	7,282	4,315
Data processing and software expense	8,365	3,020	5,345
Marketing	3,259	1,783	1,476
Amortization of intangibles	10,887	3,467	7,420
Telephone and communications	1,847	1,299	548
Merger and acquisition expense	38,960	5,220	33,740
Other	13,712	5,371	8,341
Total noninterest expense	$177,803	$69,259	$108,544
Noninterest expense for the year ended December 31, 2019 increased $108.5 million, or 156.7%, to $177.8 million compared to noninterest expense of $69.3 million for the same period in 2018. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. The level of employee expense is impacted by the amount of direct loan origination costs which are required to be deferred in accordance with Accounting Standards Codification (“ASC”) 310-20. Salaries and employee benefits were $72.8 million for the year ended December 31, 2019, an increase of $41.7 million, or 133.8%, compared to the same period in 2018. The increase was primarily attributable to increased employee compensation of $33.4 million and incentive costs of $5.0 million relating to our increased employee headcount from 327 to 676 full-time employees primarily resulting from our acquisition of Green, as well as increased officer bonuses and lender incentives. Employee benefits also increased $5.1 million, specifically within insurance costs and 401(k) expenses, as a result of our acquisition of Green. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $3.8 million as a result of organic growth in loans during the year ended December 31, 2019 compared to the same period in 2018.
Occupancy and equipment. Occupancy and equipment expense includes lease expense, building depreciation and related facilities costs as well as furniture, fixture and equipment depreciation, small equipment purchases and maintenance expense. Our expense associated with occupancy and equipment was $16.4 million for the year ended December 31, 2019, compared to $10.7 million for the same period in 2018. The increase of $5.7 million, or 53.4%, was primarily due to an increase in branches leased and owned as a result of the acquisition of Green.
Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional and regulatory fees were $11.6 million for the year ended December 31, 2019, an increase of $4.3 million, or 59.3%, compared to the same period in 2018. This increase was primarily the result of increases in audit and regulatory services of $1.1 million, information technology support services of $1.1 million, and loan-related legal expenses of $1.2 million.

Data processing and software expense. Data processing and software expense was $8.4 million for the year ended December 31, 2019, an increase of $5.3 million, or 177.0%, compared to the same period in 2018. The increase was attributable to core processing expense incurred as a result of the increase in account transaction volumes associated with the Green acquisition.
Amortization of intangibles. Amortization of intangibles was $10.9 million for the year ended December 31, 2019, an increase of $7.4 million or 214.0%, compared to $3.5 million for the same period in 2018. This increase was due to increased amortization expense of core deposit intangibles (“CDI”) as the Company recognized a full year of amortization expense on core deposits acquired in the acquisition of Green.

Merger and acquisition expense. Merger and acquisition expense includes legal, professional, audit, regulatory and other expenses incurred in connections with a merger or acquisition. Merger and acquisition expense was $39.0 million for the year ended December 31, 2019, an increase of $33.7 million, or 646.4%, compared to the same period in 2018. This increase was primarily driven by a $17.1 million increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options related to the Green acquisition, a $9.0 million increase in severance and change-in-control payments, a $3.1 million increase in professional services expenses and a $1.6 million increase in data processing expense as a result of our system conversions in connection with our acquisition of Green.

Other. This category includes operating and administrative expenses including loan operations and collections, supplies and printing, online and card interchange expense, ATM/debit card processing, postage and delivery, bank-owned life insurance (“BOLI”) mortality expense, insurance and security expenses. Other noninterest expense increased $8.3 million, or 155.3%, to $13.7 million for the year ended December 31, 2019, compared to $5.4 million for the same period in 2018. This increase was primarily due to the growth of the bank through our acquisition of Green in 2019. This resulted in increased loan and collection expense of $1.4 million, third-party banking services of $1.3 million, brokered certificate of deposit expenses of $539 thousand, auto and travel expenses of $588 thousand, bank-owned life insurance (“BOLI”) mortality costs of $534 thousand, bank service charges of $561 thousand, and online ATM and card expenses of $754 thousand as compared to the same period in 2018.

Income tax expense. The amount of income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2019 and 2018, the Company did not believe a valuation allowance was necessary.
For the year ended December 31, 2019, income tax expense totaled $25.1 million, an increase of $14.2 million, or 130.6%, compared to $10.9 million for the same period in 2018. Our effective tax rate remained stable at 21.7% for the years ended December 31, 2019 and 2018.
Results of Operations for the Fiscal Years Ended December 31, 2018 and December 31, 2017
Discussion of the results of operations for the fiscal years ended December 31, 2018 and 2017 are included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 27, 2019.

Financial Condition
Our total assets were $8.0 billion and $3.2 billion as of December 31, 2019 and 2018, respectively. Assets increased $4.8 billion, or 147.9%, from December 31, 2018 to December 31, 2019.  Our asset growth was due to our acquisition of Green and the successful execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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
As of December 31, 2019, total loans were $5.9 billion, an increase of $3.4 billion, or 131.7%, compared to $2.6 billion as of December 31, 2018. This increase was the result of our acquisition of Green on January 1, 2019 as well as the continued execution and success of our loan growth strategy. In addition, loans classified as held for sale were $14.1 million and $1.3 million as of December 31, 2019 and 2018, respectively.
Total loans as a percentage of deposits were 100.5% and 97.4% as of December 31, 2019 and December 31, 2018, respectively. Total loans, excluding mortgage warehouse loans, as a percentage of deposits were 97.3% and 97.5% as of December 31, 2019 and December 31, 2018, respectively. Total loans as a percentage of total assets were 74.4% and 79.6% as of December 31, 2019 and December 31, 2018, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,712,838	28.9%	$760,772	29.8%	$684,551	30.6%	$291,416	29.4%	$246,124	30.0%
Mortgage warehouse	183,628	3.1	—	—	—	—	—	—	—	—
Real estate:
Construction and land	629,374	10.6	324,863	12.7	277,825	12.4	162,614	16.4	126,422	15.4
Farmland	16,939	0.3	10,528	0.4	9,385	0.4	8,262	0.8	11,696	1.4
1 - 4 family residential	549,811	9.3	297,917	11.7	251,665	11.3	140,137	14.1	137,704	16.8
Multi-family residential	320,041	5.4	51,285	2.0	91,152	4.1	14,683	1.5	8,695	1.1
Commercial real estate	2,490,983	42.1	1,103,032	43.2	909,292	40.7	370,696	37.4	284,622	34.7
Consumer	17,457	0.3	7,112	0.3	9,648	0.4	4,089	0.4	5,304	0.6
Total loans held for investment	$5,921,071	100%	$2,555,509	100%	$2,233,518	100%	$991,897	100%	$820,567	100%
Total loans held for sale	$14,080		$1,258		$841		$5,208		$2,831
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
Commercial loans increased $952.1 million, or 125.1%, to $1.7 billion as of December 31, 2019 from $760.8 million as of December 31, 2018. The increase was due to our acquisition of Green and growth in origination volumes in the Dallas-Fort Worth metroplex.
Mortgage warehouse. Our mortgage warehouse loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment.
We acquired the mortgage warehouse line of business as part of the acquisition of Green and as of December 31, 2019 we had $183.6 million of mortgage warehouse loans, approximately 3.1% of our total funded loans.

Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout north Texas and are generally diverse in terms of type.
Construction and land loans increased $304.5 million, or 93.7%, to $629.4 million as of December 31, 2019 from $324.9 million as of December 31, 2018. This increase was due to our acquisition of Green and the robust business environment in the Dallas-Fort Worth metroplex and the Houston metropolitan area.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $251.9 million, or 84.6%, to $549.8 million as of December 31, 2019 from $297.9 million as of December 31, 2018. This increase is a result of our acquisition of Green and the strong housing demand in our primary market areas.
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
Commercial real estate loans increased $1.4 billion, or 125.8%, to $2.5 billion as of December 31, 2019 from $1.1 billion as of December 31, 2018. The increase is due to our acquisition of Green and the continued demand within our primary market areas.
Other loan categories.  Other categories of loans in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, consumer loans and purchased receivables financing. None of these categories of loans represents a significant portion of our total loan portfolio.
The contractual maturity ranges of loans in our loan portfolio, excluding mortgage warehouse, and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2019
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$685,784	$599,704	$427,350	$1,712,838
Real estate:
Construction and land	172,569	219,877	236,928	629,374
Farmland	1,680	12,662	2,597	16,939
1 - 4 family residential	27,843	89,884	432,084	549,811
Multi-family residential	11,484	214,075	94,482	320,041
Commercial real estate	369,142	1,203,646	918,195	2,490,983
Consumer	6,681	4,785	5,991	17,457
Total loans held for investment	$1,275,183	$2,344,633	$2,117,627	$5,737,443
Mortgage warehouse	$—	$—	$—	$183,628
Total loans	$1,275,183	$2,344,633	$2,117,627	$5,921,071
Amounts with fixed rates	$193,225	$462,277	$1,124,254	$1,779,756
Amounts with floating rates	$1,081,958	$1,882,356	$993,373	$3,957,687

	As of December 31, 2018
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$276,149	$400,883	$83,740	$760,772
Real estate:
Construction and land	118,233	194,467	12,163	324,863
Farmland	1,479	8,964	85	10,528
1 - 4 family residential	18,175	66,408	213,334	297,917
Multi-family residential	14,885	34,281	2,119	51,285
Commercial real estate	147,084	630,995	324,953	1,103,032
Consumer	1,653	4,807	652	7,112
Total loans	$577,658	$1,340,805	$637,046	$2,555,509
Amounts with fixed rates	$177,795	$600,180	$209,820	$987,795
Amounts with floating rates	$399,863	$740,625	$427,226	$1,567,714
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
We believe our conservative lending approach and focused management of nonperforming assets, which consist of non-accrual loans, accruing loans 90 or more days past due excluding purchased credit impaired (“PCI”) loans and other real estate owned, has resulted in sound asset quality and timely resolution of problem assets. We had $39.4 million in nonperforming assets as of December 31, 2019 compared to $24.7 million in nonperforming assets as of December 31, 2018. We had $33.4 million in nonperforming loans as of December 31, 2019 compared to $24.7 million as of December 31, 2018. The increase of $14.7 million in nonperforming assets compared to December 31, 2018 was primarily due to the a $5.3 million increase in acquired nonaccrual loans and a $4.6 million increase in other real estate owned.

The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans(1)	$29,779	$24,745	$465	$941	$591
Accruing loans 90 or more days past due	3,660	—	18	835	84
Total nonperforming loans	33,439	24,745	483	1,776	675
Other real estate owned:
Commercial	4,242	—	—	—	—
Commercial real estate, construction, land and land development	1,087	—	449	493	493
Residential real estate	666	—	—	169	—
Total other real estate owned	5,995	—	449	662	493
Total nonperforming assets	$39,434	$24,745	$932	$2,438	$1,168
Restructured loans—non-accrual	$686	$227	$15	$170	$288
Restructured loans—accruing	$1,457	$944	$603	$652	$1,439
Ratio of nonperforming loans to total loans	0.56%	0.97%	0.02%	0.18%	0.08%
Ratio of nonperforming assets to total assets	0.50%	0.77%	0.03%	0.17%	0.05%
(1) At December 31, 2018, non-accrual loans included PCI loans of $16,902 for which discount accretion have been suspended because the extent and timing of cash flows from these PCI loans could no longer be reasonably estimated. There were no PCI loans classified as non-accrual at December 31, 2019, 2017, 2016 or 2015.

The following table presents non-accrual loans by category at the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Real estate:
Construction and land	$567	$2,399	$—	$—	$—
Farmland	—	—	—	—	—
1 - 4 family residential	1,581	—	—	—	187
Multi-family residential	—	—	—	—	—
Nonfarm residential	21,905	2,575	61	—	—
Commercial	5,672	19,769	398	930	383
Consumer	54	2	6	11	21
Total	$29,779	$24,745	$465	$941	$591

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
Credits classified as PCI are those that, at acquisition date, had credit deterioration and it was probable that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.
The following table summarizes our internal loan ratings, including PCI loans, as of the dates indicated.

	As of December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	PCI	Total
	(Dollars in thousands)
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial Real Estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

	As of December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	PCI	Total
	(Dollars in thousands)
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial Real Estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

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
As of December 31, 2019, the allowance for loan losses totaled $29.8 million, or 0.50%, of total loans. As of December 31, 2018, the allowance for loan losses totaled $19.3 million, or 0.75%, of total loans. The decrease in the percentage of allowance of loan losses to total loans compared to December 31, 2018 was attributable to our acquisition of Green as acquired loans are recorded at fair value. Ending balances for the accretable purchase discount related to impaired and non-impaired acquired loans were $57.8 million and $22.3 million as of December 31, 2019 and December 31, 2018, respectively.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Average loans outstanding(1)	$5,884,364	$2,382,946	$1,441,295	$919,387	$694,305
Gross loans outstanding at end of period(1)	$5,921,071	$2,555,509	$2,233,518	$991,897	$820,567

Allowance for loan losses at beginning of period	$19,255	$12,808	$8,524	$6,772	$5,981
Provision for loan losses	21,514	6,603	5,114	2,050	868
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—	—	(48)
Residential	(157)	—	(11)	—	—
Commercial	(10,898)	(175)	(828)	(314)	(87)
Consumer	(265)	(22)	—	(19)	(5)
Total charge-offs	(11,320)	(197)	(839)	(333)	(140)
Recoveries:
Real estate:
Residential	67	—	—	—	—
Nonfarm non-residential	—	—	—	—	5
Commercial	226	41	9	32	57
Consumer	92	—	—	3	1
Total recoveries	385	41	9	35	63
Net charge-offs	(10,935)	(156)	(830)	(298)	(77)
Allowance for loan losses at end of period	$29,834	$19,255	$12,808	$8,524	$6,772
Ratio of allowance to end of period loans	0.50%	0.75%	0.57%	0.86%	0.83%
Ratio of net charge-offs to average loans	0.19%	0.01%	0.06%	0.03%	0.01%

(1)Excluding loans held for sale and deferred loan fees.
We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2015 to December 31, 2019. Loan balances increased from $820.6 million as of December 31, 2015, to $5.9 billion as of December 31, 2019. Our allowance for loan losses has increased alongside the growth in our loan portfolio during the same period primarily due organic loan growth, renewed acquired loans and a $6.1 million charge-off of a commercial loan relationship acquired from Sovereign Bancshares, Inc. during 2019. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, any remaining fair value adjustments are taken into interest income and the loan becomes fully subject to our allowance for loan loss methodology. Net charge-offs represented 0.01% and 0.19% of average loan balances at December 31, 2018 and December 31, 2019, respectively.
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

	As of December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$3,822	12.8%	$2,186	11.4%	$1,269	9.9%	$1,346	15.8%	$1,007	14.9%
Farmland	61	0.2	58	0.3	46	0.4	69	0.8	97	1.4
1 - 4 family residential	1,378	4.6	1,613	8.4	1,192	9.3	999	11.7	1,058	15.6
Multi-family residential	1,965	6.6	362	1.9	281	2.2	117	1.4	66	1.0
Commercial Real Estate	10,117	33.9	6,463	33.6	4,410	34.4	3,003	35.2	2,189	32.3
Total real estate	$17,343	58.1%	$10,682	55.6%	$7,198	56.2%	$5,534	64.9%	$4,417	65.2%
Commercial	12,369	41.5	8,554	44.3	5,588	43.6	2,955	34.7	2,324	34.3
Consumer	122	0.4	19	0.1	22	0.2	35	0.4	31	0.5
Total allowance for loan losses	$29,834	100%	$19,255	100%	$12,808	100%	$8,524	100%	$6,772	100%

Equity Securities
As of December 31, 2019, we held equity securities with a readily determinable fair value of $11.1 million. These equity securities represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million and $2.1 million at December 31, 2019 and 2018, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Investment Securities
We use our investment securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2019, the carrying amount of investment securities totaled $997.3 million, an increase of $734.6 million, or 279.7%, compared to $262.7 million as of December 31, 2018. The increases in our investment securities in 2019 were primarily due to our acquisition of Green. This increase was partially offset by sales, paydowns and maturities of $700.8 million during the year ended December 31, 2019. Debt securities represented 12.5% and 8.2% of total assets as of December 31, 2019 and 2018, respectively.
Our investment portfolio consists of investment securities classified as available for sale and held to maturity. As a result, the carrying values of our available for sale investment securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. Our held to maturity investment securities are recorded at their amortized cost. The following table summarizes the amortized cost and estimated fair value of our available for sale investment securities, excluding held-to-maturity investment securities, as of the dates shown:

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$76,997	$1,974	$—	$78,971
Municipal securities	74,956	3,724	—	78,680
Mortgage-backed securities	288,938	9,512	260	298,190
Collateralized mortgage obligations	431,276	6,465	1,503	436,238
Asset-backed securities	69,964	2,322	—	72,286
Total	$942,131	$23,997	$1,763	$964,365

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. government agencies	$9,096	$—	$118	$8,978
Corporate bonds	26,518	84	134	26,468
Municipal securities	40,275	10	338	39,947
Mortgage-backed securities	97,117	101	2,167	95,051
Collateralized mortgage obligations	92,906	197	1,344	91,759
Asset-backed securities	492	—	—	492
Total	$266,404	$392	$4,101	$262,695

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2019, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Certain investment securities have a fair value less than their historical cost. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management (i) does not have the intent to sell more than an insignificant amount of investment securities prior to recovery and/or maturity, (ii) believes it is more likely than not that we will not have to sell these securities prior to recovery and/or maturity and (iii) believes that the length of time and extent that fair value has been less than cost is not indicative of recoverability. For those securities in an unrealized loss position, the unrealized losses are largely due to interest rate changes. Management believes any unrealized loss in our securities at December 31, 2019 is temporary and no credit impairment has been realized in our consolidated financial statements. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements or business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. We sold certain securities in January 2019 due to a one-time rebalancing activity and recorded an insignificant loss.
The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2019
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,099	3.64%	$73,872	4.93%	$—	—%	$78,971	4.85%
Municipal securities	—	—	—	—	3,735	2.59	97,480	2.97	101,215	2.96
Mortgage-backed securities	—	—	—	—	70,738	2.99	236,073	2.92	306,811	2.94
Collateralized mortgage obligations	—	—	57,075	2.83	162,724	2.53	218,247	2.91	438,046	2.76
Asset-backed securities	—	—	—	—	22,486	3.11	49,800	3.25	72,286	3.21
Total	$—	—%	$62,174	2.90%	$333,555	3.20%	$601,600	2.95%	$997,329	3.03%

	As of December 31, 2018
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. government agencies	$—	—%	$8,708	2.44%	$270	2.06%	$—	—%	$8,978	2.43%
Corporate bonds	—	—	23,552	4.93	2,916	6.00	—	—	26,468	5.05
Municipal securities	2,965	2.24	2,593	1.92	16,284	2.26	18,105	3.04	39,947	2.59
Mortgage-backed securities	319	1.19	37,540	2.23	54,042	2.76	3,150	3.16	95,051	2.56
Collateralized mortgage obligations	69	2.63	75,616	2.68	16,074	3.32	—	—	91,759	2.79
Asset-backed securities	—	—	492	2.89	—	—	—	—	492	2.89
Total	$3,353	2.15%	$148,501	2.11%	$89,586	2.68%	$21,255	3.06%	$262,695	2.38%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 5.3 years with an estimated effective duration of 4.05 years as of December 31, 2019.  The average yield of the securities portfolio was 3.02% during 2019 compared to 2.67% during 2018.
As of December 31, 2019 and December 31, 2018, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Intangible Assets and Goodwill
Intangible assets and goodwill as of December 31, 2019 were $72.3 million and $370.8 million, respectively, an increase of $56.4 million and $209.4 million, respectively, compared to December 31, 2018. The increase in intangible assets was primarily due to $65.7 million of core deposit intangibles acquired in the acquisition of Green. The increase in goodwill represents the excess cost over fair value of net assets acquired from Green. For further information, see Note 25 - Business Combinations in the accompanying notes to the condensed consolidated financial statements included in this Report.

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Intangible assets	$72,263	$15,896
Goodwill	370,840	161,447

Deposits
We offer a variety of deposit accounts having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2019 were $5.9 billion, an increase of $3.3 billion, or 124.8%, compared to $2.6 billion as of December 31, 2018, due primarily to increases of $1.0 billion, $0.9 billion and $1.0 billion in money market accounts, noninterest-bearing deposit accounts and certificates of deposit, respectively. Our deposit growth was primarily related to our acquisition of Green and our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Noninterest-bearing deposits as of December 31, 2019 were $1.6 billion, compared to $626.3 million as of December 31, 2018, an increase of $930.2 million, or 148.5%.
Money market accounts as of December 31, 2019 were $2.2 billion, compared to $1.1 billion as of December 31, 2018, an increase of $1.0 billion, or 92.4%.
Average deposits for the year ended December 31, 2019 were $6.1 billion, an increase of $3.6 billion, or 144.3% over the year average of $2.5 billion for the year ended December 31, 2018. The average rate paid on total interest-bearing deposits increased this period from 1.45% for the year ended December 31, 2018 to 1.70% for the year ended December 31, 2019. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, an increase in the prime rate during 2019, and an increase in time deposits in connection with our acquisition of Green, which typically pay a higher rate.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$378,884	0.47%	$152,092	0.21%
Savings accounts	97,710	0.34	37,282	0.13
Money market accounts	2,171,519	1.76	1,087,812	1.58
Certificates and other time deposits > $100,000	1,089,368	1.37	313,076	2.83
Certificates and other time deposits < $100,000	907,722	2.62	294,965	0.30
Total interest-bearing deposits	4,645,203	1.70	1,885,227	1.45
Noninterest-bearing demand accounts	1,480,207		621,613
Total deposits	$6,125,410	1.29%	$2,506,840	1.09%
Our ratio of average noninterest-bearing deposits to average total deposits was 24.2% and 24.8% for the years ended December 31, 2019 and December 31, 2018, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 1.29% in 2019 and 1.09% in 2018. Average rates on interest-bearing deposits were 1.70% in 2019 and 1.45% in 2018.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Federal Home Loan Bank advances.  The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2019, 2018 and 2017, total borrowing capacity of $752.7 million, $1.0 billion and $721.6 million, respectively, was available under this arrangement and $677.9 million, $28.0 million and $71.2 million, respectively, was outstanding, with an average interest rate of 1.99% as of December 31, 2019, 1.95% as of December 31, 2018 and 1.04% as of December 31, 2017. Our current FHLB advances mature within fifteen years. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2019
Amount outstanding at period end	$677,870
Weighted average interest rate at period end	1.48%
Maximum month-end balance during the period	$752,827
Average balance outstanding during the period	502,681
Weighted average interest rate during the period	1.99%
December 31, 2018
Amount outstanding at period end	$28,019
Weighted average interest rate at period end	2.36%
Maximum month-end balance during the period	$148,140
Average balance outstanding during the period	87,366
Weighted average interest rate during the period	1.95%
Federal Reserve Bank of Dallas.  The Federal Reserve Bank of Dallas ("FRB") has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2019 and 2018, $1.0 billion and $524.0 million, respectively, were available under this arrangement. As of December 31, 2019, approximately $843.9 million in commercial loans were pledged as collateral. As of December 31, 2019 and 2018, no borrowings were outstanding under this arrangement.
Junior subordinated debentures.  In connection with the acquisition of Fidelity Resource Company during 2011, we assumed $3.1 million in fixed/floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Parkway Trust Securities”), issued by Parkway National Capital Trust I (“Parkway Trust”), a statutory business trust and acquired wholly-owned subsidiary of Veritex. We became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Parkway Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if the Parkway Trust is liquidated or terminated.
We own all of the outstanding common securities of the Parkway Trust. The Parkway Trust used the proceeds from the issuance of its Parkway Trust Securities to buy the debentures originally issued by Fidelity Resource Company. These debentures are the Parkway Trust’s only assets and the interest payments from the debentures finance the distributions paid on the Parkway Trust Securities.

The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, we have the right at any time and from time to time during the term of the debenture to defer payments of interest by extending the interest distribution period for up to 20 consecutive quarterly periods. The effective rate as of December 31, 2019 and 2018 was 3.74% and 4.64%, respectively. The Parkway Trust Securities are subject to mandatory redemption in whole or in part, upon repayment of the debentures at the stated maturity in 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
In connection with the acquisition of Sovereign on August 1, 2017, we assumed $8.6 million in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “SovDallas Trust Securities”), issued by SovDallas Capital Trust I (“SovDallas Trust”), a statutory business trust and acquired wholly-owned subsidiary of the Company. We became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the SovDallas Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if the SovDallas Trust is liquidated or terminated. We also own all of the outstanding common securities of the SovDallas Trust.
The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2019 was 6.10%. The SovDallas Trust Securities are guaranteed by Veritex and are subject to redemption. We may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
In connection with the acquisition of Green on January 1, 2019, we assumed $5,155 in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Patriot I Trust Securities”), issued by Patriot I Capital Trust I (“Patriot I Trust”), a statutory business trust and wholly-owned subsidiary of the Company. We became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Patriot I Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if Patriot I Trust is liquidated or terminated. We also owns all of the outstanding common securities of the Patriot I Trust.
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2019 was 3.84%. The Patriot I Trust Securities are guaranteed by Veritex and are subject to redemption. We may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
In connection with the acquisition of Green on January 1, 2019, we assumed $17,011 in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Patriot II Trust Securities”), issued by Patriot II Capital Trust I (“Patriot II Trust”), a statutory business trust and wholly-owned subsidiary of the Company. We became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Patriot II Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if Patriot II Trust is liquidated or terminated. We also owns all of the outstanding common securities of the Patriot II Trust.
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.0%. Principal payments are due at maturity in September 2038. The effective rate as of December 31, 2019 was 3.69%. The Patriot II Trust Securities are guaranteed by Veritex and are subject to redemption. We may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities, SovDallas Trust Securities, Patriot I Trust Securities and Patriot II Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.

Subordinated notes.  During 2013, we issued subordinated promissory notes in an aggregate principal amount of $5 million (“Notes”) in a private offering. The Notes were issued to certain entities controlled by an affiliate of Veritex and the proceeds were used to support our growth. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest on the notes is due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, we may redeem the Notes in whole or in part on any interest payment date that occurs on or after December 23, 2018, subject to approval of the Federal Reserve in compliance with applicable statutes and regulations.
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
On November 8, 2019, the Company issued $75 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes ("New Notes"). The New Notes were issued in a private placement transaction to certain qualified institutional buyers and accredited and were registered under the Securities Act effective February 13, 2020. The New Notes were issued under an indenture for Fixed-to-Floating Rate Subordinated Notes dated November 8, 2019, between Veritex Holdings, Inc., as issuer, and UMB Bank, N.A., as trustee. The Company may elect to redeem the New Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after November 15, 2024 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The New Notes, which qualifies as Tier 2 capital under the Federal Reserve's capital guidelines, have an interest rate of 4.75% per annum during the fixed rate period from date of issuance through November 15, 2024. Interest is payable semi-annually on each May 15 and November 15 through November 15, 2024. The interest rate on the notes will vary beginning November 15, 2024, at a floating rate equal to the secured overnight financing rate, as determined quarterly on the determination date for the applicable interest period, plus 347 basis points.

A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	As of December 31,
	2019	2018
Junior subordinated debentures(1)	$30,023	$11,702
Subordinated notes (2)	115,548	4,989
Total	$145,571	$16,691

(1) Junior subordinated debentures are net of a discount of $3,845 as of December 31, 2019. There was no discount as of December 31, 2018.
(2) Subordinated notes are net of a premium of $2,081 and issuance costs of $1,533 as of December 31, 2019, a discount of $11 and $13 as of December 31, 2018 and 2017, respectively, and issuance costs of $30 and $36 as of December 31, 2018 and 2017, respectively.

Branch assets and liabilities held for sale

Upon the closing of the Green acquisition, we acquired branch assets held for sale and assumed branch liabilities held for sale pursuant to a purchase and assumption agreement entered into by Green with Keystone Bank, N.A. ("Keystone") prior the acquisition date, pursuant to which Green had agreed to sell certain assets and deposits associated with one branch in the Austin metropolitan market. On May 10, 2019, we completed the sale of these assets and liabilities to Keystone, resulting in a cash settlement payment of $7,153 from Keystone and the recognition of a loss on the sale of $474 reported in merger and acquisition expense on the condensed consolidated statements of income for the year ended December 31, 2019. The completion of the sale resulted in us exiting the Austin metropolitan market.

There were no branch assets and liabilities held for sale as of December 31, 2019 or 2018. For further information, see Note 1 – Summary of Significant Accounting Policies and Note 26 – Branch Assets and Liabilities Held for Sale in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2019, 2018 and 2017, our liquidity needs were primarily met by core deposits, wholesale borrowings, proceeds from the sale of common stock in an underwritten public offering during 2017, security and loan maturities and amortizing investment and loan portfolios. Other sources of funds included brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB. We maintained three lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $150 million as of December 31, 2019, two lines of credit with commercial banks with an availability to borrow up to an aggregate amount of $75 million as of December 31, 2018 and two lines of credit with commercial banks with an availability to borrow up to an aggregate of $55 million as of December 31, 2017. There were no advances under these lines of credit outstanding as of December 31, 2019, 2018 and 2017.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.0 billion for the year ended December 31, 2019, $3.1 billion for the year ended December 31, 2018 and $2.0 billion for the year ended December 31, 2017.

	For the Years Ended
	December 31,
	2019	2018	2017
Sources of Funds:
Deposits:
Noninterest-bearing	18.6%	19.8%	21.5%
Interest-bearing	33.3	40.8	44.0
Certificates and other time deposits	25.1	19.4	14.1
Advances from FHLB	6.3	2.8	2.6
Other borrowings	1.1	0.5	0.7
Other liabilities	0.6	0.4	0.3
Stockholders’ equity	15.0	16.3	16.8
Total	100%	100%	100%
Uses of Funds:
Loans	73.6%	75.6%	72.3%
Securities available for sale	12.3	7.9	8.6
Interest-bearing deposits in other banks	0.8	—	10.2
Other noninterest-earning assets	13.3	16.5	8.9
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	35.9%	32.7%	27.0%
Average loans to average deposits	96.1%	124.7%	90.8%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for loan loss increased 147.5% for the year ended December 31, 2019 compared to the same period in 2018 and increased 65.4% for the year ended December 31, 2018 compared to the same period in 2017. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2019, we had $2.0 billion in outstanding commitments to extend credit and $27.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2018, we had $962.4 million in outstanding commitments to extend credit and $5.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2019, we had cash and cash equivalents of $251.6 million, compared to $84.4 million at December 31, 2018.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2019	2018
Net cash provided by operating activities	$103,960	$50,388
Net cash used in investing activities	(46,339)	(400,010)
Net cash provided by financing activities	109,480	285,027
Net change in cash and cash equivalents	$167,101	$(64,595)

Cash Flows Provided by Operating Activities
For the year ended December 31, 2019, net cash provided by operating activities increased by $53.6 million from $50.4 million to $104.0 million. The increase in cash from operating activities was primarily related to a $51.4 million increase in net income.
Cash Flows Used in Investing Activities
For the year ended December 31, 2019, net cash used in investing activities decreased by $353.7 million compared to the same period in 2018. The decrease in cash used in investing activities was primarily attributable to a decrease of $599.8 million in proceeds from maturities, calls, and paydowns on investment securities and a decrease of $193.2 million in net loans held for investment due to payoffs during the year ended December 31, 2019. This decrease was partially offset by $112.7 million of cash received in excess of cash paid for the acquisition of Green and a $526.9 million increase in sales of securities available-for-sale as a result of a repositioning strategy in 2019.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2019, net cash provided by financing activities decreased by $175.5 million compared to the same period in 2018. The decrease in cash provided by financing activities was primarily attributable to a $539.9 million decrease in funding from deposits, treasury stock purchases of $94.5 million and cash dividend payments of $26.8 million, offset by a $393.0 million increase in advances from the FHLB.
For the years ended December 31, 2019 and 2018, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
On January 28, 2019, our Board of Directors originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which we could, from time to time, purchase up to $50.0 million of our outstanding common stock in the aggregate. Our Board of Directors authorized increases of $50.0 million in September 2019 and $75.0 million in December 2019, resulting in authorization to purchase an aggregate of up to $175.0 million of shares. Our Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The Stock Buyback Program does not obligate us to purchase any shares and may be terminated or amended by our Board of Directors at any time prior to its expiration date. During the year ended December 31, 2019, 3,802,711 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.86 per share.
Capital Resources

Total stockholders’ equity was $1.2 billion as of December 31, 2019, compared to $530.6 million as of December 31, 2018, an increase of $660.2 million, or 124.4%. The increase from December 31, 2018 was primarily the result of the acquisition of Green, as well as $90.7 million in net income.
For the year ended December 31, 2019, we declared and paid $26.8 million in cash dividends. For the year ended December 31, 2018, we did not declare or pay cash dividends. For the year ended December 31, 2017, we paid cash dividends on preferred stock of $227 thousand which included $185 thousand of accrued dividends in connection with our acquisition of Sovereign. For the year ended December 31, 2019, we purchased 3.8 million shares of our common stock under the Stock Buyback Program. We did not purchase any of our common stock during the years ended December 31, 2018 and 2017.
Capital management consists of providing equity to support our current and future operations. The Bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2019 and 2018, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$917,939	13.10%	$394,419	12.98%
Tier 1 capital (to risk-weighted assets)	771,679	11.02	370,175	12.18
Common equity tier 1 (to risk-weighted assets)	742,675	10.60	358,473	11.80
Tier 1 capital (to average assets)	771,679	10.17	370,175	12.04
Veritex Community Bank
Total capital (to risk-weighted assets)	$870,838	12.44%	$353,640	11.64%
Tier 1 capital (to risk-weighted assets)	840,126	12.00	334,385	11.01
Common equity tier 1 (to risk-weighted assets)	840,126	12.00	334,385	11.01
Tier 1 capital (to average assets)	840,126	11.07	334,385	10.87
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2019 and 2018, which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances, non-cancelable future operating leases and qualified affordable housing investment. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $677.9 million and $28.0 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.48% and mature on various dates during 2020 and 2024.
In 2017, we began investing in two qualified housing projects. At December 31, 2019 and 2018, the balance of the investment for qualified affordable housing projects was $3.3 million and $3.7 million, respectively. This balance is reflected in other assets on our consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1.1 million and $2.5 million at December 31, 2019 and 2018, respectively. We expect to fulfill these commitments during the year ending December 31, 2034.

	As of December 31, 2019
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$3,465	$5,652	$4,325	$2,146	$15,588
Time deposits	1,323,679	330,857	28,335	7	1,682,878
Advances from FHLB	75,000	52,870	200,000	350,000	677,870
Junior subordinated debentures	—	—	—	30,023	30,023
Subordinated debt	—	—	5,023	110,525	115,548
Securities sold under agreement to repurchase	—	—	—	2,353	2,353
Qualified affordable housing agreement	823	140	46	82	1,091
Total	$1,402,967	$389,519	$237,729	$495,136	$2,525,351

	As of December 31, 2018
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$1,913	$2,990	$2,100	$1,794	$8,797
Time deposits	576,466	100,463	6,055	—	682,984
Advances from FHLB	25,000	—	3,019	—	28,019
Junior subordinated debentures	—	—	—	11,702	11,702
Subordinated debt	—	—	—	4,989	4,989
Qualified affordable housing agreement	1,303	954	43	145	2,445
Total	$604,682	$104,407	$11,217	$18,630	$738,936

Off-Balance Sheet Items
In the normal course of business, we enter into various transactions which, in accordance with GAAP, are not included in our consolidated balance sheets. However, we have has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by the period as of the date indicated are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	As of December 31, 2019
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby and commercial letters of credit	$790,108	$904,515	$213,032	$42,695	$1,950,350
Commitments to extend credit	18,181	8,191	524	300	27,196
Total	$808,289	$912,706	$213,556	$42,995	$1,977,546
.
Standby and commercial letters of credit are written conditional commitments that we issue to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse us for the amount paid under this standby letter of credit.
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
Tangible Book Value Per Common Share. Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill and intangible assets, net of accumulated amortization; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by the number of common shares outstanding at the end of the relevant period. The most directly comparable financial measure calculated in accordance with GAAP is our book value per common share.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,190,797	$530,638	$488,929	$239,088	$132,046
Adjustments:
Goodwill	(370,840)	(161,447)	(159,452)	(26,865)	(26,865)
Core deposit intangibles	(67,546)	(11,675)	(14,313)	(1,545)	(1,942)
Tangible common equity	$752,411	$357,516	$315,164	$210,678	$103,239
Common shares outstanding	51,064	24,254	24,110	15,195	10,712

Book value per common share	$23.32	$21.88	$20.28	$15.73	$12.33
Tangible book value per common share	$14.73	$14.74	$13.07	$13.86	$9.64

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,190,797	$530,638	$488,929	$239,088	$132,046
Adjustments:
Goodwill	(370,840)	(161,447)	(159,452)	(26,865)	(26,865)
Core deposit intangibles	(67,546)	(11,675)	(14,313)	(1,545)	(1,942)
Tangible common equity	$752,411	$357,516	$315,164	$210,678	$103,239
Tangible Assets
Total assets	$7,954,937	$3,208,550	$2,945,583	$1,408,507	$1,039,551
Adjustments:
Goodwill	(370,840)	(161,447)	(159,452)	(26,865)	(26,865)
Core deposit intangibles)	(67,546)	(11,675)	(14,313)	(1,545)	(1,942)
Tangible assets	$7,516,551	$3,035,428	$2,771,818	$1,380,097	$1,010,744
Tangible Common Equity to Tangible Assets	10.01%	11.78%	11.37%	15.27%	10.21%
.

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

Loans Held for Sale
Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the intent and ability to do so. The Company’s held-for-sale loans typically consist of certain government guaranteed loans or mortgage loans. The classification may be made upon origination or subsequent to origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value on an individual loan basis, except for those held-for-sale loans for which the Company elects to use the fair value option. The fair value of loans held-for-sale is based on commitments from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company obtains commitments to purchase the loans from secondary market investors prior to closing of the loans. Loans held for sale are sold with servicing released. Gains and losses on sales of loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion.

Special Cautionary Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•risks related to the concentration of our business in Texas, and specifically within the Dallas-Fort Worth metroplex and the Houston metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area;
•uncertain market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex and Texas;
•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•risks related to our strategic focus on lending to small to medium-sized businesses;
•the sufficiency of the assumptions and estimates we make in establishing reserves for potential loan losses;
•our ability to implement our growth strategy, including identifying and consummating suitable acquisitions;
•risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;
•our ability to recruit and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•changes in our accounting policies, standards and interpretations;
•our ability to retain executive officers and key employees and their customer and community relationships;
•risks associated with our limited operating history and the relatively unseasoned nature of a significant portion of our loan portfolio;
•risks associated with our commercial real estate and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
•risks associated with our commercial loan portfolio, including the risk of deterioration in value of the general business assets that generally secure such loans;

•potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•potential fluctuations in the market value and liquidity of our investment securities;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•our ability to keep pace with technological change or difficulties when implementing new technologies;
•risks associated with difficulties and/or terminations with third-party service providers and the services they provide;
•risks associated with unauthorized access, cyber-crime and other threats to data security;
•potential impairment on the goodwill we have recorded or may record in connection with business acquisitions;
•our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;
•uncertainty regarding the future of LIBOR and any replacement alternatives on our business;
•governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC, insurance and other coverage; and
•systemic risks associated with the soundness of other financial institutions

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
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. With exception of an interest rate floor, which is designated as a hedging instrument, for a notional amount of $275.0 million, we do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. We enter into interest rate swaps, caps and collars as an accommodation to our customers in connection with our interest rate swap program. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 basis point shift, 10.0% for a 200 basis point shift, and 15.0% for a 300 basis point shift.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	14.51%	12.01%	8.30%	(4.60)%
+200	9.89	9.42	5.76	(1.56)
+100	5.17	5.76	3.00	0.13
Base	—	—	0.05	—
−100	(3.99)	(8.03)	(4.08)	(3.99)
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Veritex Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) (and subsidiary) (collectively, the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.

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
February 28, 2020

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2020 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules: All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.
3.Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings Inc. (a Texas corporation) and subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative factors used in the allowance for loan losses

As described further in Notes 1 and 6 to the financial statements, the Company’s allowance for loan losses has two components – a specific reserve and a general reserve. The calculation of the general reserve considers the Company’s historical loss experience, adjusted for qualitative factors based on general economic conditions and other qualitative risk factors both internal and external to the Company. Such qualitative factors include current local economic conditions and trends including unemployment, changes in lending staff, policies and procedures, changes in credit concentrations, changes in the trends and severity of problem loans and changes in trends in volume and terms of loans. As disclosed by management, these qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss experience. We identified the qualitative factors used in the allowance for loan losses as a critical audit matter.

The principal consideration for our determination that the qualitative factors used in the allowance for loan losses is a critical audit matter is the application of qualitative factors to the Company’s historical loss experience. The application of qualitative factors to the historical loss experience requires management to exert significant judgment regarding estimates and assumptions related to assessment of various economic conditions and other trends and their associated impact on the Company’s allowance for loan losses, and as such requires a high degree of effort and subjective auditor judgment when auditing the estimate.

1

Our audit procedures related to the allowance for loan losses included the following, among others:

•We tested the design and operating effectiveness of management’s review control over the allowance for loan losses, which included assessing the necessity and application of qualitative factors.
•We evaluated management’s process for determining the allowance for loan losses. This included considering the reasonableness of the qualitative factors applied in the allowance for loan loss calculation by analyzing both corroborating and contradictory information from internal and publicly available information.
•We utilized publicly available financial information to compare the Company’s allowance for loan losses to a relevant peer group.

Fair value adjustments recorded in purchase accounting

As described further in Note 25 to the financial statements, the Company completed the acquisition of Green Bancorp, Inc. (“Green”) on January 1, 2019. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The determination of the fair values of identified intangible assets and the loan portfolio required management to make significant estimates and assumptions. We identified the identification and valuation of the core deposit intangible asset and the fair value adjustments to the performing and purchased credit impaired (PCI) loan portfolios acquired as a critical audit matter.

The principal consideration for our determination that the identification and valuation of the core deposit intangible asset and the fair value adjustments to the performing and PCI loan portfolios is a critical audit matter is that there were significant judgments made by management to estimate these fair values. Auditing these amounts required a high degree of auditor judgment and an increased extent of effort, including the involvement of specialists, when performing audit procedures to evaluate the reasonableness of inputs and assumptions used in these valuations.

Our audit procedures related to the valuation of the core deposit intangible assets and the loan portfolio included the following, among others:

•We assessed the design and operating effectiveness of management’s review controls relating to the review of key inputs and assumptions used in the valuation of assets acquired, including the identified intangible assets and the loan portfolio. These assumptions include discount rates, default risk, prepayment rates, and attrition rates.
•With the assistance of specialists, we evaluated the valuation methodologies and valuation assumptions used by management to develop fair value estimates by:
◦We compared inputs used in the valuation models by agreeing them to source documents on a sample basis and verified the mathematical accuracy of the calculations.
◦We evaluated on a sample basis significant assumptions used in the fair value models.
◦We evaluated the appropriateness of the fair value models, including whether information used in the models is consistent with the evidence obtained in other areas of the audit.

Assessment of the disclosure of expected transition effect from the adoption of ASC 326 on the allowance for loan losses

As described further in Note 3 to the financial statements under Recent Accounting Pronouncements, the Company has disclosed the estimated increase to the allowance for loan losses resulting from the adoption of ASU 2016-13, Financial Instruments – Credit Losses (ASC 326). This standard became effective for the Company on January 1, 2020. Upon adoption, the amendments in ASC 326 will be recognized through a cumulative-effect adjustment to retained earnings. The standard replaces the existing incurred loss impairment guidance with a new impairment model known as the Current Expected Credit Loss (CECL) model, which is based on expected credit losses. For assets held at amortized cost basis, ASC 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of expected credit losses over the contractual life of assets within its scope. The Company will implement a discounted cash flow method or a loss-rate method to estimate expected credit losses for its loan portfolio held for investment that was not previously designated as PCI. The Company will utilize a probability of default/loss given default model to estimate expected credit losses for purchased credit deteriorated (“PCD”) loan portfolio. The Company’s approach will also consider qualitative adjustments. We identified the assessment of the disclosure of the Company’s expected transition effect to the allowance for loan losses from the adoption of ASC 326 as a critical audit matter.

The principal consideration for our determination assessment of the disclosure of the Company’s expected transition effect to the allowance from the adoption of ASC 326 is a critical audit matter is that there were significant judgments made by management to arrive at this estimate. This required a high degree of auditor judgment and increased extent of effort, including the need to involve specialists, when performing audit procedures to evaluate the CECL transition effect disclosure.

Our audit procedures related to the implementation of ASC 326 included the following, among others:

2

•We tested the design and operating effectiveness of controls relating to management’s implementation of ASC 326, which included, amongst others, development of the Company’s CECL methodology, controls over model development and validation, approval of key factors and assumptions, and the calculation of the CECL transition effective disclosure.
•We tested management’s process for determining certain key assumptions used in the ASC 326 estimate, which included, among others, segmentation of the loan portfolio, model selection, and obtaining complete and accurate information to develop reasonable and supportable forecasts.
•With the assistance of our specialists, we evaluated the Company’s estimation method for adherence to ASC 326 and evaluated the model development and validation used by the Company to estimate the CECL transition effect disclosure for the Company’s primary discounted cash flow model.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 28, 2020
3

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$65,151	$19,598
Interest bearing deposits in other banks	186,399	64,851
Total cash and cash equivalents	251,550	84,449
Securities available-for-sale, at fair value	964,365	262,695
Securities held-to-maturity (fair value of $34,810 at December 31, 2019)	32,965	—
Equity securities	14,697	2,050
Investment in trusts	1,018	352
Federal Home Loan Bank and Federal Reserve Bank stock	68,348	15,281
Total investments	1,081,393	280,378
Loans held for sale	14,080	1,258
Loans held for investment, mortgage warehouse	183,628	—
Loans held for investment	5,737,577	2,555,494
Allowance for loan losses	(29,834)	(19,255)
Total loans held for investment, net	5,891,371	2,536,239
Bank-owned life insurance	80,915	22,064
Bank premises, furniture and equipment, net	118,536	78,409
Other real estate owned	5,995	—
Intangible assets, net of accumulated amortization of $19,997 and $7,528, respectively	72,263	15,896
Goodwill	370,840	161,447
Other assets	67,994	28,410
Total assets	$7,954,937	$3,208,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,556,500	$626,283
Interest-bearing transaction and savings deposits	2,654,972	1,313,161
Certificates and other time deposits	1,682,878	682,984
Total deposits	5,894,350	2,622,428
Accounts payable and accrued expenses	37,427	5,413
Accrued interest payable	6,569	5,361
Advances from Federal Home Loan Bank	677,870	28,019
Subordinated debentures and subordinated notes	145,571	16,691
Securities sold under agreements to repurchase	2,353	—
Total liabilities	6,764,140	2,677,912
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2019 and December 31, 2018; 54,876,580 and 24,263,894 shares issued at December 31, 2019 and December 31, 2018, respectively; 51,063,869 and 24,253,894 shares outstanding at December 31, 2019 and December 31, 2018, respectively.	549	243
Additional paid-in capital	1,117,879	449,427
Retained earnings	147,911	83,968
Accumulated other comprehensive income (loss)	19,061	(2,930)
Treasury stock, 3,812,711 and 10,000 shares at cost at December 31, 2019 and 2018, respectively	(94,603)	(70)
Total stockholders’ equity	1,190,797	530,638
Total liabilities and stockholders’ equity	$7,954,937	$3,208,550
 See accompanying Notes to Consolidated Financial Statements
4

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$340,813	$134,460	$73,795
Investment securities	29,484	6,605	3,462
Deposits in financial institutions and Fed Funds sold	5,540	3,149	2,287
Other investments	2,949	855	8
Total interest and dividend income	378,786	145,069	79,552
Interest expense:
Transaction and savings deposits	40,355	17,599	8,981
Certificates and other time deposits	38,675	9,714	897
Advances from FHLB	9,984	1,701	531
Subordinated debentures and subordinated notes	4,675	1,031	635
Total interest expense	93,689	30,045	11,044
Net interest income	285,097	115,024	68,508
Provision for loan losses	21,514	6,603	5,114
Net interest income after provision for loan losses	263,583	108,421	63,394
Noninterest income:
Service charges and fees on deposit accounts	14,334	3,420	2,502
Loan fees	7,782	1,332	657
(Loss) gain on sales of investment securities	(1,852)	(64)	222
Gain on sales of loans and other assets owned	4,863	3,056	3,141
Rental income	1,481	1,654	139
Other	3,472	1,677	915
Total noninterest income	30,080	11,075	7,576
Noninterest expense:
Salaries and employee benefits	72,791	31,138	20,828
Occupancy and equipment	16,385	10,679	5,618
Professional and regulatory fees	11,597	7,282	4,158
Data processing and software expense	8,365	3,020	2,217
Marketing	3,259	1,783	1,293
Amortization of intangibles	10,887	3,467	964
Telephone and communications	1,847	1,299	720
Merger and acquisition expense	38,960	5,220	2,691
Other	13,712	5,371	4,300
Total noninterest expense	177,803	69,259	42,789
Income before income tax expense	115,860	50,237	28,181
Income tax expense	25,121	10,896	13,029
Net income	$90,739	$39,341	$15,152
Preferred stock dividends	$—	$—	$42
Net income available to common stockholders	$90,739	$39,341	$15,110
Basic earnings per share	$1.71	$1.63	$0.82
Diluted earnings per share	$1.68	$1.60	$0.80
See accompanying Notes to Consolidated Financial Statements
5

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$90,739	$39,341	$15,152
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale:
Change in net unrealized gains (losses) on securities available for sale during the period, net	24,091	(2,153)	493
Reclassification adjustment for net (gains) losses included in net income	1,852	(64)	222
Net unrealized gains (losses) on securities available for sale	25,943	(2,089)	271

Net unrealized gains on derivative instruments designated as cash flow hedges	1,497	—	—
Other comprehensive income (loss), before tax	27,440	(2,089)	271
Income tax expense (benefit)	5,449	(439)	76
Other comprehensive income (loss), net of tax	21,991	(1,650)	195
Comprehensive income	$112,730	$37,691	$15,347

See accompanying Notes to Consolidated Financial Statements

6

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Preferred Stock	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares
		Shares	Amount	Shares	Amount					Total
Balance at January 1, 2017	$—	15,195,328	$152	10,000	$(70)	$211,173	$29,290	$(1,248)	$(209)	$239,088
Restricted stock units vested, net of 11,601 shares withheld to cover taxes	—	43,602	—	—	—	(312)	—	—	—	(312)
Exercise of employee stock options, net of 1,095 shares withheld to cover taxes	—	17,949	—	—	—	169	—	—	—	169
Issuance of common shares in connection to Sovereign Bancshares, Inc. merger, net of offering costs of $438	—	5,117,642	51	—	—	135,896	—	—	—	135,947
Issuance of common shares in connection to Liberty merger, net of offering costs of $334	—	1,449,944	14	—	—	39,989	—	—	—	40,003
Sale of common stock in public offering, net of offering costs of $288	—	2,285,050	24	—	—	56,657	—	—	—	56,681
Issuance of preferred stock, series D in connection with the acquisition of Sovereign Bancshares, Inc.	24,500	—	—	—	—	24,500	—	—	—	49,000
Redemption of preferred stock, series D	(24,500)	—	—	—	—	(24,500)	—	—	—	(49,000)
Stock based compensation	—	—	—	—	—	1,939	—	—	—	1,939
ESOP Shares Allocated	—	—	—	—	—	6	—	—	103	109
Net income	—	—	—	—	—	—	15,152	—	—	15,152
Preferred stock, series D dividend	—	—	—	—	—	—	(42)	—	—	(42)
Reclassification of certain deferred tax effects - ASU 2018-01	—	—	—	—	—	—	227	(227)	—	—
Other comprehensive income	—	—	—	—	—	—	—	195	—	195
Balance at December 31, 2017	$—	24,109,515	$241	10,000	$(70)	$445,517	$44,627	$(1,280)	$(106)	$488,929
Restricted stock units vested, net of 20,082 shares withheld to cover taxes	—	105,765	2	—	—	(595)	—	—	—	(593)
Exercise of employee stock options, net of 1,691 and 4,391 of shares withheld to cover taxes and cashless exercise, respectively	—	38,614	—	—	—	454	—	—	—	454
Stock based compensation	—	—	—	—	—	4,048	—	—	—	4,048
ESOP shares allocated	—	—	—	—	—	3	—	—	106	109
Net income	—	—	—	—	—	—	39,341	—	—	39,341
Other comprehensive loss	—	—	—	—	—	—	—	(1,650)	—	(1,650)
Balance at December 31, 2018	$—	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$—	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	—	29,532,957	295	—	—	630,332	—	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	—	497,594	5	—	—	12,479	—	—	—	12,484
Restricted stock units vested, net of 55,946 shares withheld to cover taxes	—	246,303	3	—	—	(1,349)	—	—	—	(1,346)
Exercise of employee stock options, net of 13,709 of shares withheld to cover taxes	—	335,832	3	—	—	3,935	—	—	—	3,938
Stock buyback	—	(3,802,711)	—	3,802,711	(94,533)	—	—	—	—	(94,533)
Stock based compensation	—	—	—	—	—	21,652	—	—	—	21,652
Reclassification of liability-classified awards to equity awards	—	—	—	—	—	1,403	—	—	—	1,403
Net income	—	—	—	—	—	—	90,739	—	—	90,739
Dividends paid	—	—	—	—	—	—	(26,796)	—	—	(26,796)
Other comprehensive income	—	—	—	—	—	—	—	21,991	—	21,991
Balance at December 31, 2019	$—	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$—	$1,190,797
See accompanying Notes to Consolidated Financial Statements
7

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$90,739	$39,341	$15,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	15,933	7,077	2,836
Net (accretion) amortization of time deposit premium, debt discount, net and debt issuance costs	(8,950)	2	45
Provision for loan losses	21,514	6,603	5,114
Accretion of loan purchase discount	(28,603)	(8,135)	(3,783)
Stock-based compensation expense	21,652	4,048	1,939
Compensation expense - liability-classified awards	1,403	—	—
Excess tax benefit from stock compensation	205	(248)	(268)
Deferred tax expense	9,053	2,707	5,143
Net amortization of premiums on investment securities	2,875	1,931	1,771
Unrealized gains on equity securities recognized in earnings	(325)	—	—
Change in cash surrender value of bank owned life insurance	(2,010)	(588)	(589)
Net loss (gain) on sales of investment securities	1,852	64	(222)
Change in fair value of held for sale Small Business Administration ("SBA") loans using fair value option	(303)	—	—
Gain on sales of mortgage loans held for sale	(475)	(708)	(942)
Gain on sales of SBA loans	(4,388)	(2,348)	(1,940)
Impairment on servicing asset	188	—	—
Net gain on sales of other real estate owned	—	—	(259)
Originations of loans held for sale	(37,166)	(35,936)	(48,567)
Proceeds from sale of loans held for sale	34,483	36,227	53,876
Write down on other real estate owned	—	156	37
Net loss (gain) on sale of branches	474	(349)	—
Decrease (increase) in other assets	2,196	(425)	(1,204)
(Decrease) increase in accounts payable, accrued expenses and accrued interest payable	(16,387)	969	(1,477)
Net cash provided by operating activities	103,960	50,388	26,662
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	112,710	—	—
Cash settlement for sale of held for sale branches	7,153	(31,810)	—
Cash paid in excess of cash received for the acquisition of Sovereign Bancshares, Inc. ("Sovereign")	—	—	(11,440)
Cash received in excess of cash paid for the acquisition of Liberty Bancshares, Inc. ("Liberty")	—	—	32,375
Purchases of securities available for sale	(745,297)	(811,055)	(839,963)
Sales of securities available for sale	567,718	40,822	159,869
Proceeds from maturities, calls and pay downs of available for sale securities	131,788	731,572	773,702
Purchases of securities held to maturity	(8,084)	—	—
Maturity, calls and paydowns of securities held to maturity	1,249	—	—
(Purchases) sales of other investments, net	(23,577)	(9,090)	2,481
Net loans originated	(151,559)	(344,737)	(229,402)
Proceeds from sale of SBA loans	69,218	29,010	30,355
Net additions to bank premises and equipment	(7,658)	(5,013)	(40,571)
Net intangible assets and lease obligations related to the purchase of our corporate building	—	—	(4,181)
Proceeds from sales of other real estate owned and repossessed assets	—	291	1,920
Net cash used in investing activities	(46,339)	(400,010)	(124,855)
Cash flows from financing activities:
Net change in deposits	(195,761)	344,101	18,065
Net change in advances from Federal Home Loan Bank	349,851	(43,145)	(47,142)
Net proceeds from sale of common stock in public offering	—	—	56,681
Net change in other borrowings	—	(15,000)	10,375
Issuance of subordinated note	75,000	—	—
Redemption of preferred stock	—	—	(24,500)
Dividends paid on preferred stock	—	—	(227)
Net change in securities sold under agreement to repurchase	(873)	—	—
Proceeds from exercise of employee stock options	3,938	454	175
Payments to tax authorities for stock-based compensation	(1,346)	(593)	(318)
Proceeds from payments on ESOP Loan	—	109	109
Purchase of treasury stock	(94,533)	—	—
Dividends paid	(26,796)	—	—
Offering costs paid in connection with acquisitions	—	(899)	(772)
Net cash provided by financing activities	109,480	285,027	12,446
Net (decrease) increase in cash and cash equivalents	167,101	(64,595)	(85,747)
Cash and cash equivalents at beginning of year	84,449	149,044	234,791
Cash and cash equivalents at end of year	$251,550	$84,449	$149,044
See accompanying Notes to Consolidated Financial Statements
8

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. Summary of Significant Accounting Policies
Nature of Operations and Principles of Consolidated Financial Statements
The consolidated financial statements include Veritex Holdings, Inc. (“Veritex” or the “Company”), whose business at December 31, 2019 primarily consisted of the operations of its wholly owned subsidiary, Veritex Community Bank (the “Bank”).

The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
Veritex is a Texas state banking organization with corporate offices in Dallas, Texas, and as of December 31, 2019 operated 25 branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 branches in the Houston metropolitan area, and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and they perform periodic examinations to ensure regulatory compliance.
On January 1, 2019, the Company completed its acquisition of Green Bancorp, Inc. (“Green”), the parent holding company of Green Bank, N.A, a nationally chartered commercial bank headquartered in Houston, Texas. See additional information on the acquisition in Note 25 - Business Combinations.
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

Reclassifications
Some items in the prior year financial statements were reclassified to conform to current presentation including (i) the dividend income from other noninterest income into interest on other investments of $835 and $298 for the years ended December 31, 2018, and 2017, respectively, (ii) non-marketable securities of $15,281 into Federal Home Loan Bank and Federal Reserve Bank stock, (iii) non-marketable equity securities of $2,050 into equity securities as of December 31, 2018, (iv) non-marketable equity securities of $5,491 into other assets as of December 31, 2018, and (v) accrued interest receivable of $8,828 into other assets as of December 31, 2018.
10

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
Restrictions on Cash
The Bank is required to maintain regulatory reserve balances with the Federal Reserve Bank. The reserve balances required as of December 31, 2019 and 2018 were approximately $170,593 and $64,752, respectively.
Investment Securities
Investment securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Investment securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on investment securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss), net of taxes. Management determines the appropriate classification of investment securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are recorded on the sale of debt securities in noninterest income. Credit related declines in the fair value of securities available for sale or held to maturity below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses, with remaining unrealized losses for available for sale securities recognized as a component of other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. For the years ended December 31, 2019, 2018 and 2017 there were no other-than-temporary impairment losses reflected in earnings as realized losses.
Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for other investments. Realized gains and losses are recorded on the sale of equity securities in noninterest income. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2019 and 2018.

Federal Home Loan Bank and Federal Reserve Bank Stock
The Bank is a member of its regional Federal Reserve Bank (“FRB”) and of the Federal Home Loan Bank ("FHLB") system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are recorded in interest income for other investments.
11

Loans Held for Sale
Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the intent and ability to do so. The Company’s held-for-sale loans typically consist of certain government guaranteed loans or mortgage loans. The classification may be made upon origination or subsequent to origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value on an individual loan basis, except for those held-for-sale loans for which the Company elects to use the fair value option. The fair value of loans held-for-sale is based on commitments from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company obtains commitments to purchase the loans from secondary market investors prior to closing of the loans. Loans held for sale are sold with servicing released. Gains and losses on sales of loans held for sale are based on the difference between the selling price and the carrying value of the related loan sold.
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. Changes in fair value for instruments using the fair value option are recorded in other noninterest income. The Company had a change in fair value for loans held for sale using the fair value option of $303 for the year ended December 31, 2019. There were no changes in fair value for loans held for sale using the fair value option for the years ended December 31, 208 and 2017.

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

Gain on Sale of Mortgage Loans Held for Sale

Certain mortgage loans held for sale are sold with servicing released. Gains and losses on sales of mortgage loans held for sale are based on the difference between the selling price and the carrying value of the loan sold.

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
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they come due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured in accordance with the terms of the loan agreement.

12

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
Company policy requires measurement of the allowance for an impaired collateral dependent loan based on the fair value of the collateral. Other loan impairments are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan’s observable market price.
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
13

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
PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination. On the date of acquisition, the Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of carrying value are recorded as interest income over the estimated life of the loan or pool. The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded.

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

14

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2019, 2018 and 2017.
Leases
FASB Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption, January 1, 2019, and will not restate comparative periods. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election not to apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients as both the lessor and lessee allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for that single component as a lease.
15

The Company’s operating leases relate primarily to office space and bank branches. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives, deferred rent and prepaid rent. Operating lease expense, which consists of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $18,705 and an operating lease liability of $18,753 on January 1, 2019, with no impact on the consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability amounts recorded upon implementing ASU 2016-02 include the ROU asset and lease liability acquired/assumed from Green. Refer to Note 25 - Business Combinations for additional information. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the condensed consolidated balance sheets. See Note 8 - Leases for additional information.
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
Goodwill and Intangible Assets
Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on October 31 of each fiscal year or when a triggering event occurs. The Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and the Company may resume performing the qualitative assessment in any subsequent period. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value, including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known.
Intangible assets consist of core deposit intangibles and in-place lease intangibles associated with the purchase of our corporate office. Intangible assets are initially recognized based on a valuation performed as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives of the respective intangible assets as follows:
16

Core deposit intangible	7 - 10 years
In-place lease intangible	Lease term

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2019, 2018 and 2017.
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
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $3,259, $1,783 and $1,293 in 2019, 2018 and 2017, respectively.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2019 and 2018, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company recorded $309 of interest or penalties related to income tax for the year ended December 31, 2019 and no interest or penalties related to income tax for the years ended December 31, 2018 and 2017. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2016.
17

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
Stock Based Compensation
Compensation cost is recognized for stock options and other equity awards (performance and non-performance based) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock on the date of grant is used to estimate fair value for other equity awards. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock units that include a vesting condition and a market condition based on the Company’s total shareholder return relative to a peer group comprised of commercial banks in similar markets, which determines the number of shares of Company common stock subject to the restricted stock unit.
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

For liability to equity award modifications, the aggregate amount of compensation cost recognized is the fair value-based measure of the award on the modification date. On the modification date, the Company reclassifies the previously recorded share-based compensation liability to additional paid-in capital.

Treasury Stock
Treasury stock is stated at cost, which is determined by the first-in, first-out method.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of securities available for sale, net of tax, and the net effect of changes in fair value of derivative instruments designated as cash flow hedges. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.
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
19

Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Earnings (numerator)
Net income	$90,739	$39,341	$15,152
Less: preferred stock dividends	—	—	42
Net income allocated to common stockholders	$90,739	$39,341	$15,110
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	53,154	24,169	18,404
Dilutive effect of employee stock-based awards	824	421	406
Adjusted weighted average shares outstanding	53,978	24,590	18,810
Earnings per share:
Basic	$1.71	$1.63	$0.82
Diluted	$1.68	$1.60	$0.80

For the years ended December 31, 2019, 2018 and 2017, there were no anti-dilutive shares excluded from the diluted EPS weighted average shares.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$88,175	$29,178	$10,680
Cash paid for income taxes	24,100	6,525	9,761
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$9,380	$—	$—
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid-in-capital	788	—	—
Subordinated debt issuance costs accrued but not yet paid in 2019	315	—	—
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	(48)	—	—
Net issuance of common stock for vesting of restricted stock units	1,349	595	312
Net foreclosure of other real estate owned and repossessed assets	5,995	8	1,037
Reclassification of branch assets held for sale to loans held for investment	26,171	—	33,552
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	1,713	—	64,627

	Year Ended December 31,
	2019	2018	2017
Noncash assets acquired[1]
Investment securities	$660,792	$—	$220,444
Equity securities	12,322	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	29,490	—	8,847
Loans held for sale	9,360	—	—
Loans held for investment	3,245,248	(4,050)	1,060,436
Accrued interest receivable[2]	11,395	—	4,293
Bank-owned life insurance	56,841	—	—
Bank premises, furniture and equipment	36,855	1,162	24,424
Investment in trusts	666	—	—
Other real estate owned	—	—	448
Intangible assets, net	65,718	(956)	16,722
Goodwill	209,393	1,995	134,797
Other assets	11,124	1,806	484,097
Right of use asset[2]	9,373	—	—
Deferred taxes[2]	11,783	—	—
Current taxes[2]	1,812	—	—
Assets held for sale	85,307	—	—
Total assets	$4,457,479	$(43)	$1,954,508
Noncash liabilities assumed
Non-interest-bearing deposits	$825,364	$303	$333,912
Interest-bearing deposits	1,300,825	—	512,750
Certificates and other time deposits	1,346,915	—	358,555
Accounts payable and accrued expenses[3]	26,491	—	7,571
Lease liability[4]	9,373	—	—
Accrued interest payable	5,181	(260)	948
Securities sold under agreements to repurchase	3,226	—	—
Advances from Federal Home Loan Bank	300,000	—	84,625
Subordinated debentures and subordinated notes	56,233	—	8,609
Liabilities held for sale	52,682	—	—
Total liabilities	$3,926,290	$43	$1,306,970
Non-cash equity assumed
Preferred stock - series D	—	—	24,500
Total equity	—	—	24,500
29,532,957 shares of common stock exchanged in connection with Green	$631,415	—	—
497,594 share of common stock exchanged in connection with Green vested RSUs	$5,801	—	—
5,117,642 shares of common stock exchanged in connection with the Sovereign acquisition	—	—	$136,385
1,449,944 shares of common stock exchanged in connection with the Liberty acquisition	—	—	$40,337
1 Noncash assets acquired and noncash liabilities assumed during 2019 relate to our acquisition of Green. Refer to Note 25 for further discussion. Noncash assets acquired and noncash liabilities assumed during 2018 and 2017 relate to our acquisitions of Sovereign and Liberty.
2 Accrued interest receivable, right of use asset, deferred taxes and current taxes are included in "Other assets" in our consolidated balance sheets for the year ended December 31, 2019.
3 Accounts payable and accrued expenses includes accrued preferred stock dividends of $185 for the year ended December 31, 2017.
4 Lease liability is included in "Accounts payable and other accrued expenses" in our consolidated balance sheets for the year ended December 31, 2019.

3. Recent Accounting Pronouncements
Recent Accounting Pronouncements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses over the contractual life of assets within its scope. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU 2016-13 allows an entity to present the portion of unrealized losses attributable to credit losses as an allowance rather than as a write-down. ASU 2016-13 affects entities holding loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities, ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods therein. ASU 2016-13, as updated, became effective for the Company on January 1, 2020.

Through the date of adoption, the Company held working group meetings that included individuals from various functional areas relevant to the implementation of ASU 2016-13. For loans held for investment, implementation activities focused on data capture and portfolio segmentation and development of new expected credit loss estimation models. Depending on the nature of each identified segment of financial assets with similar risk characteristics, the Company will implement a discounted cash flow method or a loss-rate method to estimate expected credit losses. The Company will utilize a probability of default/loss given default model to estimate expected credit losses for our purchased credit deteriorated (“PCD”) loans. The Company utilized peer historical loss data to supplement its own limited historical loss data. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses requires significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a selected forecast period and revert on a straight-line basis to long term historical loss experience over the remaining contractual life of the loans. Management will select economic variables it believes to be most relevant based on the correlation of an economic factor to losses of each loan segment, which will include forecasted levels of employment, pricing indexes, and gross domestic product. Management will leverage economic projections from a reputable and independent third party to develop its reasonable and supportable forecasts over the forecast period. Other internal and external indicators of economic forecasts will also be considered by management when developing the forecast metrics. Additionally, this estimated impact at adoption also includes certain qualitative adjustments to the allowance for credit losses. An assessment of our primary modeling tool was completed during the fourth quarter of 2019.

For our purchased credit deteriorated loans, the transition guidance allows entities the ability to elect to maintain pools of loans accounted for under Subtopic 310-30 at adoption. We have made such election and will maintain the integrity of our current PCD pools consistent with the guidance in Subtopic 310-30 for all applicable areas of accounting which include credit loss measurement, interest income recognition, write-off determination and trouble debt restructuring identification. Regarding interest income recognition, the prospective transition approach for PCD loans (that is, the gross-up approach) will be applied at a pool level which will freeze the effective interest rate of the pools calculated on the date of adoption. Under this election, the Company will not be able to remove a loan from the pool unless the Company sells, forecloses, or otherwise receives assets in satisfaction of the loan.

The Company’s working group validated the appropriateness of, among other things, management’s decision regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. Based on our fourth quarter parallel run and management’s current expectation of future economic conditions, we believe that adoption of ASU 2016-13 will result in an increase in our allowance for credit losses from $29,834 to between $69,420 and $71,140 as of the date of adoption. This estimated impact includes additional allowance for credit loss required on recently acquired non-purchased credit deteriorated loans that have not required an allowance under the incurred loss model. This estimated impact also includes between $18,300 and $19,600 in allowance for credit loss from transitioning of loans previously accounted for under subtopic ASC 310-30 to the PCD model in ASC 326. Further, the reserve for off balance sheet lending commitments is expected to increase approximately $2,400 as of the date of adoption. The Company is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments, as such this estimate is subject to change.

In addition, ASU 2016-13 will require that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect any allowance at the date of adoption.

As a result of the aforementioned expected adjustments and net of the impact to corresponding deferred tax assets, the Company expects a reduction of retained earnings between $15,990 and $17,350 as of the date of adoption. The Company plans to use the regulatory transition rules allowing for a three-year phase-in of the day-one regulatory capital impact upon adoption of ASU 2016-13.

4. Share Transactions

On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board of Directors authorized increases of $50,000 on September 3, 2019 and $75,000 on December 12, 2019, resulting in an aggregate authorization to purchase up to $175,000 under the Stock Buyback Program. The Board of Directors also authorized an extension of the original expiration date from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board at any time prior to its expiration.
During the year ended December 31, 2019, 3,802,711 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.86 per share.

5. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,122 at December 31, 2019. The Company did not hold equity securities with a readily determinable fair value at December 31, 2018. The Company had no realized gains or losses on equity securities with a readily determinable fair value during the years ended December 31, 2019 and 2018. The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2019	2018
Unrealized gain recognized on equity securities with a readily determinable fair value	$325	$—
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 and $2,050 at December 31, 2019 and 2018, respectively.
Investment Securities
Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, and the fair value of available for sale and held to maturity securities are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
Corporate bonds	$76,997	$1,974	$—	$78,971
Municipal securities	74,956	3,724	—	78,680
Mortgage-backed securities	288,938	9,512	260	298,190
Collateralized mortgage obligations	431,276	6,465	1,503	436,238
Asset-backed securities	69,964	2,322	—	72,286
	$942,131	$23,997	$1,763	$964,365

Held to maturity
Mortgage-backed securities	$8,621	$452	$—	$9,073
Collateralized mortgage obligations	1,809	43	—	1,852
Municipal securities	22,535	1,350	—	23,885
	$32,965	$1,845	$—	$34,810

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. government agencies	$9,096	$—	$118	$8,978
Corporate bonds	26,518	84	134	26,468
Municipal securities	40,275	10	338	39,947
Mortgage-backed securities	97,117	101	2,167	95,051
Collateralized mortgage obligations	92,906	197	1,344	91,759
Asset-backed securities	492	—	—	492
	$266,404	$392	$4,101	$262,695

The Company reassessed the classification of certain investments and, effective January 1, 2019, the Company transferred $4,758 of municipal securities and $3,045 of mortgage-backed securities from available for sale to held to maturity at fair value. The related unrealized gain was minimal. No gain or loss was recorded at the time of the transfer.

The following tables disclose the Company’s available for sale securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
Municipal securities	$468	$1	$—	$—	$468	$1
Mortgage-backed securities	28,883	370	—	—	28,883	370
Collateralized mortgage obligations	109,749	1,392	—	—	109,749	1,392
	$139,100	$1,763	$—	$—	$139,100	$1,763

	December 31, 2018
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. government agencies	$5,671	$68	$3,306	$50	$8,977	$118
Corporate bonds	6,689	134	—	—	6,689	134
Municipal securities	16,043	92	10,428	246	26,471	338
Mortgage-backed securities	24,277	279	59,637	1,888	83,914	2,167
Collateralized mortgage obligations	18,765	71	42,536	1,273	61,301	1,344
	$71,445	$644	$115,907	$3,457	$187,352	$4,101

The number of investment positions in an unrealized loss position totaled 11 and 142 at December 31, 2019 and December 31, 2018, respectively. The Company does not believe these unrealized losses are “other than temporary.” In estimating other than temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost and the Company’s financial condition and near-term prospects. Additionally, (i) the Company does not have the intent to sell investment securities prior to recovery and/or maturity, (ii) it is more likely than not that the Company will not have to sell these securities prior to recovery and/or maturity and (iii) the length of time and extent that fair value has been less than cost is not indicative of recoverability. The unrealized losses noted are interest rate-related due to the level of interest rates at December 31, 2019 compared to the rates at the time of purchase. The
25

Company has reviewed the ratings of the issuers and has not identified any issues related to the ultimate repayment of principal as a result of credit concerns regarding these securities. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements or business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company sold certain securities in January 2019 due to a one-time re-balancing activity and recorded an insignificant loss.
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

	December 31, 2019
	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$4,904	$5,100	$—	$—
Due from five years to ten years	74,596	76,403	1,204	1,219
Due after ten years	72,453	76,148	21,331	22,666
	151,953	157,651	22,535	23,885
Mortgage-backed securities and collateralized mortgage obligations	720,214	734,428	10,430	10,925
Asset-backed securities	69,964	72,286	—	—
	$942,131	$964,365	$32,965	$34,810

	December 31, 2018
	Available For Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,963	$2,966
Due from one year to five years	34,933	34,854
Due from five years to ten years	19,682	19,468
Due after ten years	18,311	18,105
	75,889	75,393
Mortgage-backed securities and collateralized mortgage obligations	190,023	186,810
Asset-backed securities	492	492
	$266,404	$262,695

Proceeds from sales of investment securities available for sale and gross realized gains and losses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019	2018	2017
Proceeds from sales	$567,718	$40,822	$159,869
Gross realized gains	532	335	398
Gross realized losses	2,384	399	176
26

As further explained in Note 12, Advances from the Federal Home Loan Bank, there was a blanket floating lien on all securities to secure FHLB advances as of December 31, 2019 and December 31, 2018.

6. Loans and Allowance for Loan Losses
Loans in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2019	2018
Real estate:
Construction and land	$629,374	$324,863
Farmland	16,939	10,528
1 - 4 family residential	549,811	297,917
Multi-family residential	320,041	51,285
Commercial real estate	2,490,983	1,103,032
Commercial	1,712,838	760,772
Mortgage warehouse	183,628	—
Consumer	17,457	7,112
	5,921,071	2,555,509
Deferred loan costs (fees)	134	(15)
Allowance for loan losses	(29,834)	(19,255)
	$5,891,371	$2,536,239
Included in the net loan portfolio as of December 31, 2019 and 2018 is an accretable discount related to purchased performing and PCI loans acquired in connection with a business combination in the approximate amounts of $57,811 and $22,309, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of December 31, 2019 and 2018 is a discount on retained loans from sale of originated Small Business Administration (“SBA”) loans of $2,193 and $2,398, respectively.
The majority of the loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses was adequate to cover estimated losses on loans as of December 31, 2019 and 2018.
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

27

Non-accrual loans, aggregated by class of loans, as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Real estate:
Construction and land	$567	$2,399
Farmland	—	—
1 - 4 family residential	1,581	—
Multi-family residential	—	—
Commercial real estate	21,905	2,575
Commercial	5,672	19,769
Mortgage warehouse	—	—
Consumer	54	2
	$29,779	$24,745
There were no PCI loans included in non-accrual loans at December 31, 2019. At December 31, 2018, non-accrual loans included PCI loans of $16,902 for which discount accretion has been suspended because the extent and timing of future cash flows from these PCI loans can no longer be reasonably estimated.
During the year ended December 31, 2019 and 2018, interest income not recognized on non-accrual loans, excluding PCI loans, was $1,672 and $724, respectively.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2019 and 2018 is as follows:

	December 31, 2019
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$629,374	$3,947	$629,374	$800
Farmland	—	—	—	—	16,939	—	16,939	—
1 - 4 family residential	2,595	520	1,155	4,270	541,772	3,769	549,811	959
Multi-family residential	—	—	—	—	320,041	—	320,041	—
Commercial real estate	12	3,834	868	4,714	2,389,415	96,854	2,490,983	511
Commercial	3,572	1,707	1,497	6,776	1,684,043	22,019	1,712,838	1,317
Mortgage warehouse	—	—	—	—	183,628	—	183,628	—
Consumer	30	2,641	140	2,811	14,646	129	17,457	73
	$6,209	$8,702	$3,660	$18,571	$5,779,858	$126,718	$5,921,071	$3,660
(1) Loans 90 days past due and still accruing excludes $41,328 of PCI loans as of December 31, 2019.

28

	December 31, 2018
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing (1)
Real estate:
Construction and land	$305	$—	$—	$305	$324,558	$—	$324,863	$—
Farmland	—	—	—	—	10,528	—	10,528	—
1 - 4 family residential	131	266	—	397	297,435	85	297,917	—
Multi-family residential	—	—	—	—	51,285	—	51,285	—
Commercial real estate	3,465	—	—	3,465	1,082,559	17,008	1,103,032	—
Commercial	816	828	—	1,644	735,391	23,737	760,772	—
Consumer	10	—	—	10	7,102	—	7,112	—
	$4,727	$1,094	$—	$5,821	$2,508,858	$40,830	$2,555,509	$—
(1) Loans 90 days past due and still accruing excludes $527 of PCI loans as of December 31, 2018.

Loans 90 days past due and still accruing interest were $3,660 as of December 31, 2019. No loans were 90 days past due and still accruing as of December 31, 2018. These loans are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
Impaired Loans
Impaired loans are those loans where it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. All troubled debt restructurings (“TDRs”) are considered impaired loans. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A majority of the Company’s impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Impaired loans, including TDRs, at December 31, 2019 and 2018 are summarized in the following tables.

	December 31, 2019(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$567	$—	$567	$567	$128	$1,793
Farmland	—	—	—	—	—	—
1 - 4 family residential	156	—	156	156	37	158
Multi-family residential	—	—	—	—	—	—
Commercial real estate	21,644	21,040	604	21,644	395	22,529
Commercial	5,188	2,011	3,177	5,188	1,042	8,546
Mortgage warehouse	—	—	—	—	—	—
Consumer	61	61	—	61	—	62
Total	$27,616	$23,112	$4,504	$27,616	$1,602	$33,088
(1) Loans reported exclude PCI loans.
29

	December 31, 2018(1)
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment YTD
Real estate:
Construction and land	$2,016	$2,016	$—	$2,016	$—	$2,262
Farmland	—	—	—	—	—	—
1 - 4 family residential	542	542	—	542	—	565
Multi-family residential	—	—	—	—	—	—
Commercial real estate	2,939	2,939	—	2,939	—	3,032
Commercial	3,228	644	2,584	3,228	368	3,351
Consumer	66	66	—	66	—	79
Total	$8,791	$6,207	$2,584	$8,791	$368	$9,289
(1) Loans reported exclude PCI loans.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.

Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $2,142 and $1,171 as of December 31, 2019 and 2018, respectively.
There were two and three new TDRs during the years ended December 31, 2019 and 2018. The terms of certain loans modified as TDRs during the year ended December 31, 2019 and December 31, 2018 are summarized in the following tables:

			During the year ended December 31, 2019
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	2	$1,034	—	$115	$919	—
Total	2	$1,034	$—	$115	$919	$—

			During the year ended December 31, 2018
			Post-Modification Outstanding Recorded Investment
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Adjusted Interest Rate	Extended Maturity	Extended Maturity and Restructured Payments	Extended Maturity, Restructured Payments and Adjusted Interest Rate
Commercial	3	$628	$—	$612	$—	$—
Total	3	$628	$—	$612	$—	$—

All TDRs are measured individually for impairment. Of the two new TDR loans during the year ended December 31, 2019, none were past due and two were performing as agreed to in the modified terms. There was no specific allowance for loan loss recorded for the two new TDR loans as of December 31, 2019.
30

Interest income recorded during 2019, 2018 and 2017 on TDR loans and interest income that would have been recorded had the terms of the loan not been modified was minimal.
There were no loans modified as a TDR loan for which there was a payment default during the year ended December 31, 2019 or December 31, 2018. A default for purposes of this disclosure is a TDR loan as to which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
The Company has not committed to lend additional amounts to customers with outstanding loans that were classified as TDRs as of December 31, 2019 and 2018.
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
The following tables summarize the Company’s internal ratings of its loans, including PCI loans, as of December 31, 2019 and 2018:
31

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$320,987	$1,860	$2,016	$—	$—	$324,863
Farmland	10,528	—	—	—	—	10,528
1 - 4 family residential	296,870	236	726	—	85	297,917
Multi-family residential	51,285	—	—	—	—	51,285
Commercial real estate	1,065,982	7,056	12,986	—	17,008	1,103,032
Commercial	720,583	8,900	7,552	—	23,737	760,772
Consumer	6,950	—	162	—	—	7,112
Total	$2,473,185	$18,052	$23,442	$—	$40,830	$2,555,509

An analysis of the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of year	$19,255	$12,808	$8,524
Provision charged to earnings	21,514	6,603	5,114
Charge-offs	(11,320)	(197)	(839)
Recoveries	385	41	9
Net charge-offs	(10,935)	(156)	(830)
Balance at end of year	$29,834	$19,255	$12,808

The allowance for loan losses as a percentage of total loans was 0.50%, 0.75% and 0.57% as of December 31, 2019, 2018 and 2017, respectively.

The following tables summarize the activity in the allowance for loan losses by portfolio segment for the periods indicated. There were no allowance for loan losses related to PCI loans at December 31, 2017.

32

	December 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$2,244	$1,975	$6,463	$8,554	$19	$19,255
Provision (recapture) charged to earnings	1,639	1,458	3,654	14,487	276	21,514
Charge-offs	—	(157)	—	(10,898)	(265)	(11,320)
Recoveries	—	67	—	226	92	385
Net charge-offs	—	(90)	—	(10,672)	(173)	(10,935)
Balance at end of year	$3,883	$3,343	$10,117	$12,369	$122	$29,834

Period-end amount allocated to:
Specific reserves	$128	$37	$395	$1,042	$—	$1,602
PCI reserves	—	—	20	573	—	593
General reserves	3,755	3,306	9,702	10,754	122	27,639
Total	$3,883	$3,343	$10,117	$12,369	$122	$29,834

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808
Provision (recapture) charged to earnings	929	502	2,053	3,100	19	6,603
Charge-offs	—	—	—	(175)	(22)	(197)
Recoveries	—	—	—	41	—	41
Net charge-offs	—	—	—	(134)	(22)	(156)
Balance at end of year	$2,244	$1,975	$6,463	$8,554	$19	$19,255

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$368	$—	$368
PCI reserves	—	—	—	1,302	—	1,302
General reserves	2,244	1,975	6,463	6,884	19	17,585
Total	$2,244	$1,975	$6,463	$8,554	$19	$19,255

33

	December 31, 2017
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Balance at beginning of year	$1,415	$1,116	$3,003	$2,955	$35	$8,524
(Recapture) provision charged to earnings	(100)	368	1,407	3,452	(13)	5,114
Charge-offs	—	(11)	—	(828)	—	(839)
Recoveries	—	—	—	9	—	9
Net charge-offs	—	(11)	—	(819)	—	(830)
Balance at end of year	$1,315	$1,473	$4,410	$5,588	$22	$12,808

Period-end amount allocated to:
Specific reserves:	$—	$—	$—	$12	$—	$12
PCI reserves	—	—	—	—	—	—
General reserves	1,315	1,473	4,410	5,576	22	12,796
Total	$1,315	$1,473	$4,410	$5,588	$22	$12,808

The Company’s recorded investment in loans as of December 31, 2019 and 2018 related to the balance in the allowance for loan losses on the basis of the Company’s impairment methodology is as follows:

	December 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial[1]	Consumer	Total
Loans individually evaluated for impairment	$567	$156	$21,644	$5,188	$61	$27,616
Loans collectively evaluated for impairment	641,799	865,927	2,372,485	1,869,259	17,267	5,766,737
PCI loans	3,947	3,769	96,854	22,019	129	126,718
Total	$646,313	$869,852	$2,490,983	$1,896,466	$17,457	$5,921,071

1 Commercial loans collectively evaluated for impairment includes mortgage warehouse.

	December 31, 2018
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$2,016	$542	$2,939	$3,228	$66	$8,791
Loans collectively evaluated for impairment	333,375	348,575	1,083,085	733,807	7,046	2,505,888
PCI loans	—	85	17,008	23,737	—	40,830
Total	$335,391	$349,202	$1,103,032	$760,772	$7,112	$2,555,509

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2019 and 2018 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.
34

	December 31, 2019	December 31, 2018
Carrying amount	$126,125	$39,528
Outstanding balance	157,417	49,902
Changes in the accretable yield for PCI loans for the years ended December 31, 2019, 2018 and 2017 are included in table below.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$18,747	$2,723	$—
Additions	19,870	1,459	3,927
Reclassifications from nonaccretable	12,719	19,162	—
Accretion	(13,112)	(4,597)	(1,204)
Balance at year-end	$38,224	$18,747	$2,723
During the years ended December 31, 2019 and 2018, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $440 and $4,113, respectively.
Servicing Assets
The Company was servicing loans of approximately $205,210 and $71,159 as of December 31, 2019 and 2018, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$1,304	$1,215
Servicing assets acquired through acquisition	2,382	—
Increase from loan sales	1,253	470
Amortization charged as a reduction to income	(1,826)	(381)
Balance at year-end	$3,113	$1,304
The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2019 and 2018. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2019 and 2018, there were no valuation allowances recorded.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2019 and 2018.
During the years ended December 31, 2019, 2018 and 2017, the Bank sold $64,830, $26,662 and $27,747, respectively, of SBA loans held for investment resulting in a gain of $4,388, $2,348 and $1,940, respectively. The gain on sale of SBA loans is recorded in gain on sales of loans in the accompanying consolidated statements of income.
35

7. Bank Premises and Equipment
Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2019	2018
Building and improvements	$60,959	$37,526
Site improvements	2,633	672
Tenant improvements	744	744
Leasehold improvements	5,542	4,456
Land	45,878	33,393
Furniture, fixtures and equipment	16,073	9,426
Construction in Progress	608	2,182
	132,437	88,399
Less accumulated depreciation and amortization	13,901	9,990
	$118,536	$78,409
The Company recorded depreciation and amortization expense of approximately $3,911, $3,017 and $1,566 for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Leases
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
        The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to eight years. Certain lease arrangements contain extension options which typically range from five to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2019, operating lease ROU assets and liabilities were $13,205 and $14,095, respectively, and is recorded in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.
        The table below summarizes the Company’s net lease cost:

For the Year Ended December 31,
2019
Operating lease cost	$4,999
Variable lease cost	988
Net lease cost	$5,987

36

        The table below summarizes other information related to the Company’s operating leases:

For the Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,325
Weighted-average remaining lease term - operating leases, in years	4.4 years
Weighted-average discount rate - operating leases	1.59%

        A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2019
Lease payments due:
Within one year	$3,465
After one but within two years	3,063
After two but within three years	2,589
After three but within four years	2,388
After four but within five years	1,937
After five years	2,146
Total undiscounted cash flows	15,588
Less: Discount on cash flows	(1,493)
Total lease liability	$14,095

        There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2019. As of December 31, 2019, the Company did not have additional operating leases for office space that were anticipated to commence during the first quarter of 2020.

9. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2019
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	7.0 years	$81,769	$14,206	$67,563
Servicing asset	6.7 years	5,726	2,613	3,113
Intangible lease assets	1.4 years	4,765	3,178	1,587
		$92,260	$19,997	$72,263

37

	December 31, 2018
	Weighted	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Asset	Amortization	Asset
Core deposit intangibles	7.7 years	$16,051	$4,376	$11,675
Servicing asset	6.8 years	2,091	787	1,304
Intangible lease assets	2.7 years	5,282	2,365	2,917
		$23,424	$7,528	$15,896

For the years ended December 31, 2019, 2018 and 2017, amortization expense related to intangible assets of approximately $12,022, $4,060 and $1,270, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2019 was as follows:

Year	Amount
2020	$11,136
2021	10,631
2022	10,445
2023	10,307
2024	10,217
Thereafter	19,527
$72,263

10. Goodwill
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2019	2018
Balance at beginning of year	$161,447	$159,452
Sovereign acquisition	—	2,210
Liberty acquisition	—	(215)
Green acquisition	209,393	—
Balance at end of year	$370,840	$161,447

11. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:
38

	December 31,
	2019	2018
Noninterest-bearing demand accounts	$1,556,500	$626,283
Interest-bearing demand accounts	388,877	146,969
Savings accounts	86,079	33,147
Limited access money market accounts	2,180,016	1,133,045
Certificates of deposit, greater than $100	1,234,324	392,935
Certificates of deposit, less than $100	448,554	290,049
Total	$5,894,350	$2,622,428

As of December 31, 2019, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2020	$1,321,767
2021	288,902
2022	41,955
2023	16,558
2024	13,696
Total	$1,682,878
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $259 and $153 as of December 31, 2019 and 2018, respectively. Brokered deposits at December 31, 2019 and 2018 totaled approximately $312,467 and $234,190, respectively.

12. Advances from the Federal Home Loan Bank (“FHLB”)
Advances from the FHLB totaled $677,870 and $28,019 at December 31, 2019 and 2018, respectively. As of December 31, 2019, the advances were collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 1.48% and mature on various dates from 2020 to 2035. The Company had the availability to borrow additional funds of approximately $752,663 as of December 31, 2019.
Contractual maturities of FHLB advances at December 31, 2019 were as follows:

2020	$75,000
2021	25,000
2022	27,870
2023	—
2024	200,000
Thereafter	350,000
Total	$677,870

13. Other Credit Extensions
As of December 31, 2019 the Company maintained three credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $150,000. As of December 31, 2018, the Company maintained two credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $75,000. There were no borrowings under these credit facilities as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $1,022,401 and $524,016, respectively. Approximately $843,861 and $404,981 of
39

commercial loans were pledged as collateral at December 31, 2019 and 2018, respectively. There were no borrowings under this line of credit as of December 31, 2019 and 2018.

14. Borrowed Funds
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2019	2018
Junior subordinated debentures (1)	$30,023	$11,702
Subordinated notes (2)	115,548	4,989
	$145,571	$16,691
(1) Junior subordinated debentures are net of a discount of $3,845 as of December 31, 2019. There was no discount as of December 31, 2018.
(2) Subordinated notes include a premium of $2,081 and debt issuance costs of $1,533 as of December 31, 2019 and a discount of $11 as of December 31, 2018.

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
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2019 and 2018 was 3.74% and 4.64%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

40

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2019 and 2018 was 6.10% and 6.40%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
In connection with the acquisition of Green on January 1, 2019, the Company assumed $5,155 in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Patriot I Trust Securities”), issued by Patriot I Capital Trust I (“Patriot I Trust”), a statutory business trust and wholly-owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Patriot I Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if Patriot I Trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the Patriot I Trust.
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2019 was 3.84%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
In connection with the acquisition of Green on January 1, 2019, the Company assumed $17,011 in floating rate junior subordinated debentures underlying common securities and preferred capital securities (the “Patriot II Trust Securities”), issued by Patriot II Capital Trust I (“Patriot II Trust”), a statutory business trust and wholly-owned subsidiary of the Company. The Company became a guarantor and, as such, unconditionally guaranteed payment of accrued and unpaid distributions required to be paid on the Patriot II Trust Securities subject to certain exceptions, the redemption price when a capital security is called for redemption and amounts due if Patriot II Trust is liquidated or terminated. The Company also owns all of the outstanding common securities of the Patriot II Trust.
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2019 was 3.69%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities, SovDallas Trust Securities, Patriot I Trust Securities and Patriot II Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
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
In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000,000 shares of common stock of the Company at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid-in capital, and the related debt discount is being accreted into interest expense.
41

In connection with the Company’s acquisition of Green on January 1, 2019, the Company assumed $35,000,000 of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021. Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.
During the floating rate period from December 15, 2021, to but excluding the maturity date or date of earlier redemption, the Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. The Company may elect to redeem the Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of insolvency or reorganization.

On November 8, 2019, the Company issued $75,000 in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes ("New Notes"). The New Notes were issued in a private placement transaction to certain qualified institutional buyers and accredited and were registered under the Securities Act effective February 13, 2020. The New Notes were issued under an indenture for Fixed-to-Floating Rate Subordinated Notes dated November 8, 2019, between Veritex Holdings, Inc., as issuer, and UMB Bank, N.A., as trustee. The Company may elect to redeem the New Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after November 15, 2024 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The New Notes, which qualifies as Tier 2 capital under the Federal Reserve's capital guidelines, have an interest rate of 4.75% per annum during the fixed rate period from date of issuance through November 15, 2024. Interest is payable semi-annually on each May 15 and November 15 through November 15, 2024. The interest rate on the notes will vary beginning November 15, 2024, at a floating rate equal to the secured overnight financing rate, as determined quarterly on the determination date for the applicable interest period, plus 347 basis points.

15. Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax expense (benefit):
Current	$16,068	$8,189	$7,886
Deferred	9,053	2,707	5,143
	$25,121	$10,896	$13,029

42

The table below reconciles income tax expense for the years ended December 31, 2019, 2018 and 2017 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal incomes tax expense rate at 21% for December 31, 2019 and 2018 and 35% for December 31, 2017	$24,330	$10,550	$9,863
Bank-owned life insurance	(422)	(124)	(206)
Non-deductible transaction costs	308	727	202
Tax exempt interest income	(391)	(169)	(178)
Impact of IRS Settlement	(1,556)	—	—
Deferred tax asset re-measurement due to the Tax Act	—	34	3,051
162(m) Disallowance	1,512	—	—
State Taxes	760	110	—
Other	580	(232)	297
Total income tax expense	$25,121	$10,896	$13,029
Effective tax rate	21.7%	21.7%	46.2%

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
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$6,232	$3,985
Equity compensation	3,703	916
Purchase premium/loan discounts	9,347	2,176
Net unrealized gain on securities available for sale	—	779
Lease liability	2,960	—
Purchase securities	2,945	—
Other	3,930	1,336
Total deferred tax assets	29,117	9,192
Deferred tax liabilities:
Intangibles	13,527	2,187
Bank premises and equipment	4,811	1,959
Right of use asset	2,773	—
Net unrealized gain on securities available for sale	4,669	—
Other	1,904	896
Total deferred tax liabilities	27,684	5,042
Net deferred tax asset	$1,433	$4,150
Included within other assets in the accompanying consolidated balance sheet as of December 31, 2019 is a current tax receivable of $10,403 and a deferred tax asset of $1,433. Additionally, included within accounts payable and accrued expenses
43

in the accompanying consolidated balance sheets as of December 31, 2019 is a $780 current state tax payable. Included in the accompanying consolidated balance sheet as of December 31, 2018 is a current tax receivable of $4,982 and a net deferred tax asset of $4,150 in other assets.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2019, 2018 and 2017. During the year ending December 31, 2019, the Company recorded an uncertain tax position associated with the acquisition of Green and subsequently reached a settlement with the taxing authority.

	December 31, 2019	December 31, 2018	December 31, 2017
Unrecognized tax benefits at the beginning of the year:	$—	$—	$—
Gross increases, related to tax positions recognized as part of Green acquisition	2,155	—	—
Settlement with taxing authority	(2,155)	—	—
Unrecognized tax benefits at the end of the year	$—	$—	$—
The Company has federal net operating loss ("NOL") carryforwards that are subject to a pre-tax limitation under Section 382 of approximately $3,400 as of December 31, 2019. The federal NOL carryforwards will expire with the 2031 tax year, if unused.

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2019, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2016 and state income tax examinations for tax years prior to 2015.

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
Qualified Affordable Housing Investment
Starting in 2017, the Company began investing in certain qualified housing projects. At December 31, 2019 and 2018, the balance of the investment for qualified affordable housing projects was $3,292 and $3,663, respectively. This balance is reflected in other assets on the consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $1,091 and $2,510 at December 31, 2019 and 2018, respectively, which is reflected in accrued interest payable on the consolidated balance sheets. The Company expects to fulfill this commitment during the year ending 2034.
As of December 31, 2019, the expected future minimum commitment payments under the Company’s qualified affordable housing investment for each of the following five years were:

Year Ending December 31,	Future Minimum Payments
2020	$823
2021	123
2022	17
2023	17
2024	29
Thereafter	82
Total	$1,091

44

Refer to Note 18 "Financial Instruments with Off-Balance Sheet Risk" for further discussion on commitments to extend credit and standyby and commercial letters of credit.

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
Assets and liabilities measured at fair value on a recurring basis include the following:
45

Available for Sale Securities:  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Equity Security With a Readily Determinable Fair Value: this investment represents our Community Reinvestment Act security which is reported at fair value utilizing a Level 1 input which includes a quoted price in an active market for the identical asset.

Loans Held for Sale: The fair value of government guaranteed and commercial loans held-for-sale is based on commitments from investors or prevailing market prices.
Derivative Financial Instruments: The fair value of correspondent interest rate swaps, customer interest rate swaps, correspondent interest rate caps and collars and commercial loan interest rate floors are derived from pricing models based on past, present and projected future market conditions, quoted market prices of instruments with similar characteristics or discounted cash flows, classified in Level 2 of the fair value hierarchy.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
Available for sale securities	$—	$964,365	$—	$964,365
Equity securities with a readily determinable fair value	11,122	—	—	11,122
Loans held for sale (1)	—	10,068	—	10,068
Correspondent interest rate swaps	—	105	—	105
Customer interest rate swaps	—	4,393	—	4,393
Correspondent interest rate caps and collars	—	11	—	11
Commercial loan interest rate floor	—	3,353	—	3,353
Financial Liabilities:
Correspondent interest rate swaps	—	4,736	—	4,736
Customer interest rate swaps	—	84	—	84
Customer interest rate caps and collars	—	11	—	11
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
Available for sale securities	$—	$262,695	$—	$262,695

There were no liabilities measured at fair value on a recurring basis as of December 31, 2018.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2019 and 2018.
46

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
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2019
Assets:
Impaired loans	$—	$—	$4,504	$4,504
Other real estate owned	$—	$—	$5,995	$5,995
As of December 31, 2018
Assets:
Impaired loans	$—	$—	$2,584	$2,584
At December 31, 2019, impaired loans with an allowance had a recorded investment of $4,504, with $1,602 specific allowance for loan loss allocated. At December 31, 2018, impaired loans with an allowance had a recorded investment of $2,584, with $368 specific allowance for loan loss allocated.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2019 and 2018.
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
47

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
Held-to-maturity investments: The fair values of these securities is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Loans held for investment and loans held for sale:  The fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 financial asset. Loans held for sale approximate their carrying value and are considered Level 2 financial assets.
Accrued interest receivable: The carrying amounts of accrued interest approximate their fair values due to short-term maturity.
Bank-owned life insurance:  The carrying amounts of bank-owned life insurance policies approximate their fair value.
Servicing Asset:  The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2019 and December 31, 2018. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. At December 31, 2019 and December 31, 2018, no valuation allowance was recorded.
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2019 and 2018.
Federal Home Loan Bank and Federal Reserve Bank stock:  FHLB and FRB stock are carried at cost basis due to restrictions placed on the transferability of these investments. As a result, the fair value of these investments was not practicable to determine.
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
Securities sold under agreement to repurchase: The carrying amount of securities sold under agreements to repurchase is a reasonable estimate of fair value because these borrowings reprice at market rates generally daily.
48

Off-balance sheet instruments:  Commitments to extend credit and standby letters of credit are generally priced at market at the time of funding and were not material to the Company’s consolidated financial statements.
The estimated fair values and carrying values of financial instruments not measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follows:

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Cash and cash equivalents	$251,550	$—	$251,550	$—
Held to maturity investments	32,965	—	34,810	—
Loans held for sale	14,080	—	14,080	—
Loans held for investment, mortgage warehouse	183,628	—	—	185,060
Loans held for investment	5,737,577	—	—	5,714,885
Accrued interest receivable	19,508	—	19,508	—
Bank-owned life insurance	80,915	—	80,915	—
Servicing asset	3,113	—	3,113	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	68,348	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,894,350	$—	$5,692,217	$—
Advances from FHLB	677,870	—	708,692	—
Accrued interest payable	5,893	—	5,893	—
Subordinated debentures and subordinated notes	145,571	—	145,571	—
Securities sold under agreement to repurchase	2,353	—	2,353	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$84,449	$—	$84,449	$—
Loans held for sale	1,258	—	1,258	—
Loans held for investment	2,555,494	—	—	2,553,376
Accrued interest receivable	8,828	—	8,828	—
Bank-owned life insurance	22,064	—	22,064	—
Servicing asset	834	—	834	—
Equity securities without readily determinable fair value	2,050	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	15,281	N/A	N/A	N/A
Financial liabilities:
Deposits	$2,622,428	$—	$2,506,379	$—
Advances from FHLB	28,019	—	28,063	—
Accrued interest payable	1,135	—	1,135	—
Subordinated debentures and subordinated notes	16,691	—	16,691	—

49

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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Commitments to extend credit	$1,950,350	$962,436
Standby and commercial letters of credit	27,196	5,431
	$1,977,546	$967,867
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

The fair value of derivative positions outstanding is included in other assets and accounts payable and accrued expenses on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2019 were as shown in the table below. The Company did not have hedging or non-hedging derivative instruments as of December 31, 2018.

50

	December 31, 2019
		Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate floor	$275,000	$3,353	$—
Total derivatives designated as hedging instruments	275,000	3,353	—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	222,394	105	4,736
Interest rate caps and collars	90,093	11	—
Commercial customer counterparty:
Interest rate swaps	222,394	4,393	84
Interest rate caps and collars	90,093	—	11
Total derivatives not designated as hedging instruments	624,974	4,509	4,831
Offsetting derivative assets/liabilities		(2,895)	(2,895)
Total derivatives	$899,974	$4,967	$1,936

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the year ended December 31, 2019 was as follows:

	For the Year Ended December 31, 2019
	Gain recognized in other comprehensive income on cash flow derivative	Loss recognized in interest income on cash flow derivative (amount excluded from effectiveness testing)	Loss recognized in noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate floors	$1,497	$(808)	$—

Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	$—	$—	$550

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (one-month LIBOR).

In May 2019, the Company entered into a $275,000 notional interest rate floor with a two-year term. The interest rate floor has a purchased floor strike of 2.43%. The purchased option price was $2,665, which is reflected within accrued interest receivable and other assets in the consolidated statements of cash flows.

51

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2019. The Company did not have interest rate swaps outstanding as of December 31, 2018.

	December 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$222,394	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$(4,632)
Interest rate caps and collars	$90,093	2.430% / 5.80	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$11

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$222,394	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$4,309
Interest rate caps and collars	$90,093	3.000% / 5.800%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$(11)
20. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2019, the company made matching contributions of $2,896. No matching contributions to the Plan were made for the year ending December 31, 2018. The Plan was amended in December 2018 to start contributing matching contributions by the Company effective January 1, 2019.

52

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

On January 3, 2014, the ESOP borrowed $500 from the Company and purchased 46,082 shares of the common stock of the Company. The ESOP debt was secured by shares of the Company. The loan was repaid from cash contributions made by the Company to the ESOP. As the debt was repaid, shares were released from collateral and allocated to participants’ accounts. For the year ended December 31, 2018, the Company received a $109 debt payment from the ESOP and released 9,771 shares from collateral (and, as noted above, such shares were also released from the suspense account). This note was fully repaid in December 2018, and all shares have been allocated to participant accounts.

The Company issued 9,147 shares to the ESOP in June of 2015 to settle in full the 401(k) matching liability that was accrued prior to the origination of the $500 loan to the ESOP in January 2014.

There was no compensation expense attributed to the ESOP for the year ended December 31, 2019. Compensation expense attributed to the ESOP contributions recorded in the accompanying consolidated statements of income for years ended December 31, 2018 and 2017 was approximately $863 and $240, respectively.

The following is a summary of the ESOP shares as of December 31, 2019 and December 31, 2018.

	December 31,
	2019	2018
Allocated shares	63,040	63,040
Unearned shares	—	—
Total ESOP shares	63,040	63,040

21. Stock and Incentive Plans
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
During the years ending December 31, 2019 , 2018 and 2017, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
53

Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2019, 2018 and 2017, approximately $3, $27 and $63 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income.
A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2019, 2018 and 2017 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	325,500	$10.15	4.56 years
Forfeited	(3,000)	$10.00
Exercised	(17,500)	$10.00		$308
Outstanding at December 31, 2017	305,000	$10.16	3.59 years
Exercised	(30,000)	10.61		$323
Outstanding at December 31, 2018	275,000	$10.12	2.39 years
Exercised	(17,500)	10.24		275
Outstanding at December 31, 2019	257,500	$10.28	1.37 years	$4,971
Options exercisable at December 31, 2019	257,500	$10.28	1.37 years	$4,971
As of December 31, 2019, there was no unrecognized stock compensation expense related to non-performance based stock options. As of December 31, 2018 and 2017, there was approximately $3, and $8, respectively, of unrecognized compensation expense related to non-performance-based stock options.
A summary of the status of the restricted stock units under the 2010 Incentive Plan as of December 31, 2019, 2018, and 2017 and changes during the years is presented below:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	27,750	$11.92
Forfeited	(2,500)	10.85
Vested into shares	(1,000)	10.85
Outstanding at December 31, 2017	24,250	$13.19
Forfeited	(500)	10.85
Vested into shares	(23,750)	12.14
Outstanding at December 31, 2018	—	$—
Outstanding at December 31, 2019	—	$—
As of December 31, 2019 and 2018, there was no remaining unrecognized compensation expense related to non-vested restricted stock units. As of December 31, 2017, there was $15, of total unrecognized compensation expense related to non-vested restricted stock units.
54

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of December 31, 2019, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2019	2018	2017
Nonperformance-based stock options exercised	454	803	488
Nonperformance-based restricted stock units vested	—	713	26
Veritex 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) and Green Acquired Omnibus Plans
Accelerated Vesting of 2014 Omnibus Plan Awards

        In connection with the acquisition of Green, which closed on January 1, 2019, the Company approved the full acceleration of vesting of all unvested 2014 Omnibus Plan awards on the close date. The consummation of the acquisition constituted a change in control of the Company under the 2014 Omnibus Plan. Under its terms, accelerated vesting upon a change in control is permissible, and the Board approved the full vesting of all unvested equity awards issued under the 2014 Omnibus Plan as of the consummation of the acquisition on January 1, 2019. The Company accounted for the discretionary vesting of awards as a modification of the original awards. This modification resulted in the accelerated vesting of 133,455 non-performance based restricted stock units, 51,284 performance based restricted stock units and 320,405 non-performance based stock options on January 1, 2019, the modification date. The incremental compensation cost resulting from these modifications was nominal for the year ended December 31, 2019. The accelerated vesting of awards on January 1, 2019 resulted in the immediate recognition of $5,536 of stock compensation expense for the year ended December 31, 2019. This stock compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.
Post-combination Expense of Green Awards

In connection with the acquisition of Green and pursuant to the terms of the related definitive agreement, all of Green’s outstanding and unvested equity awards prior to the close date, including stock options and restricted stock units, became fully vested as of the close date. The acceleration of vesting of Green’s restricted stock units according to the terms of the acquisition consisted of a modification of the original awards, with exception of certain awards that had original accelerated vesting terms. The accounting treatment for the outstanding Green awards in the context of the business combination was to allocate the fair market value of Green’s stock options and restricted stock units at the close date attributable to pre-combination service to the aggregate merger consideration. The difference between the fair market value of the replacement options as well as the fully vested restricted stock units and the amount allocable to pre-combination service was considered a post-combination expense to the Company after the close date. The post combination expense to the Company as a result of the business combination was $10,129, which was immediately expensed in the post-combination financial statements for the year ended December 31, 2019, as there were no further service conditions. This compensation expense is included in merger and acquisition expenses in the condensed consolidated statements of income.
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

2019 Grants of Restricted Stock Units

        In January 2019, the Company granted non-performance-based and performance-based restricted stock units under the 2014 Omnibus Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The non-performance-based restricted stock units vest in three or five equal installments on each anniversary of the grant date. There were also non-performance-based restricted stock units granted with no vesting conditions on the grant date.

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

Vesting %
Below the 24.9th percentile of Peer Group TSR	—%
Within the 25th to 49.9th percentile of Peer Group TSR	50%
Within the 50th to 74.9th percentile of Peer Group TSR	100%
At or above the 75th percentile of Peer Group TSR	150%

Certain non-performance and performance-based restricted stock units granted under the 2014 Omnibus Plan in January 2019 had terms requiring cash settlement of the awards unless and until the awards were approved by the shareholders of the Company. At the Company’s 2019 annual meeting of shareholders, the Company sought approval from its shareholders to authorize the amendment and restatement of the 2014 Omnibus Plan to increase the aggregate number of shares that are available for grant thereunder, among certain other terms, as well as approval of the 2019 equity awards so they may be settled in shares rather than in cash (the “Shareholder Approval”). Other terms amended in the 2014 Omnibus Plan included allowing the Compensation Committee to delegate to any of the Company’s officers certain limited authority to grant awards under the 2014 Omnibus Plan except to himself or herself. The Compensation Committee of the Board approved the amendment and restatement of the 2014 Omnibus Plan in April 2019, and the Shareholder Approval was received in May 2019. Pursuant to the 2014 Omnibus Plan amendments, the Compensation Committee also delegated to the Chief Executive Officer of the Company the authority to grant time-based restricted stock unit awards or time-based stock option awards representing up to an aggregate 100,000 shares, which are to be ratified by the Compensation Committee after the grant date. The Chief Executive Officer may not grant to any single individual (a) time-based stock option awards to any representing an aggregate of more than 10,000 shares or (b) time-based restricted stock unit awards representing an aggregate of more than 15,000 shares. Awards granted pursuant to this delegation of authority may have vesting periods of up to five years, as determined by the Chief Executive Officer.
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

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

For the Year Ended December 31,
	2019	2018	2017
Dividend yield	1.73% to 2.01%	—%	—%
Expected life	4.52 to 7.51 years	5.0 to 7.5 years	6.13 to 7.5 years
Expected volatility	28.85% to 29.65%	27.87% to 37.55%	30.56% to 33.19%
Risk-free interest rate	1.53% to 2.51%	1.06% to 2.94%	1.96% to 2.32%

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

Stock Compensation Expense and Liability Award Compensation Expense

Stock compensation expense for non-vested equity awards as of December 31, 2019 under the 2014 Omnibus Plan was approximately $3,044 for the year ended December 31, 2019. The Company also incurred accelerated stock compensation expense of $5,533 for awards granted under the 2014 Omnibus Plan before January 1, 2019 and $1,418 related to non-performance based restricted stock units granted in January 2019 with no vesting conditions for which the stock compensation is included in merger and acquisition expenses in the condensed consolidated statements of income during the year ended December 31, 2019. For the years ended December 31, 2018 and December 31, 2017, the Company recognized $4,021 and $1,876 in stock compensation expense.
Stock compensation expense for options and restricted stock unit awards granted under the Veritex (Green) 2014 Plan was approximately $1,525 for the year ended December 31, 2019, excluding the post-combination stock compensation expense of $10,129 associated with all of Green’s fully vested replacement awards discussed above in this Note.
There was $1,403 of compensation expense for liability-classified awards under the 2014 Omnibus Plan during the year ended December 31, 2019. As noted above, in May 2019, following the Shareholder Approval, certain awards were modified and the classification of the awards was modified from liability to equity, resulting in a reclassification of $1,403 to additional paid-in capital in the second quarter of 2019.
On May 22, 2019, the shareholders of the Company approved a proposal to approve the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated our 2014 Omnibus Incentive Plan (the "Equity Plan"). The Equity Plan has two complementary purposes: (i) to attract and retain talented individuals to serve as officers, employees, directors and service providers; and (ii) to increase shareholder value by aligning the interests of our officers, employees, directors and service providers with the long-term interests of our company and our shareholders. The Equity Plan offers eligible officers, employees, directors and service providers the opportunity to acquire shares of our common stock, or receive monetary payments, on the potentially favorable terms provided by the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board. The maximum number of shares of the Company’s common stock that may be issued pursuant to grants or options under the Equity Plan is 1,500,000.

2014 Omnibus Plan

A summary of the status of the Company’s stock options under the 2014 Omnibus Plan as of December 31, 2019, 2018 and 2017, and changes during the years then ended, is as follows:

	2014 Omnibus Plan
	Nonperformance-based stock options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	128,366	$15.32	8.69 years		—	—	—
Granted	212,983	26.97			—	—
Forfeited	(9,082)	19.45			—	—
Exercised	(1,544)	15.00			—	—
Outstanding at December 31, 2017	330,723	$22.71	8.86 years		—	—	—
Granted	137,576	28.04			—	—
Forfeited	(4,083)	$27.59			—	—
Exercised	(14,696)	15.29			—	—
Outstanding at December 31, 2018	449,520	$24.47	8.24 years		—	$—	—
Granted	200,561	22.72			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(41,336)	25.51			—	—
Exercised	(12,610)	15.42		$—	—	—		$—
Outstanding at December 31, 2019	849,768	$23.61	8.24 years	$4,687	—	—	—	$—
Options exercisable at December 31, 2019	414,338	$24.60	7.31 years	$1,877	—	—	—	$—
Weighted average fair value of options granted during the period		$22.72				$21.38

As of December 31, 2019, 2018 and 2017 there was $2,948, $2,103 and $1,958 of total unrecognized compensation expense related to stock options awarded under the 2014 Omnibus Plan, respectively. As of December 31, 2019, there was no unrecognized compensation expense related to liability options awarded under the 2014 Omnibus Plan. The unrecognized compensation expense at December 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.14 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2019, 2018 and 2017, and changes during the year then ended is as follows:

	2014 Omnibus Plan
	Nonperformance-based restricted stock units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	67,956	$13.79	—	$—
Granted	121,125	27.19	—	—
Vested into shares	(34,342)	19.74	—	—
Forfeited	(4,017)	21.36	—	—
Outstanding at December 31, 2017	150,722	$13.29	—	$—
Granted	60,650	29.27	—	—
Vested into shares	(73,988)	24.44	—	—
Forfeited	(3,929)	26.29	—	—
Outstanding at December 31, 2018	133,455	$19.67	—	$—
Granted	127,459	22.44	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(250,965)	22.29	—	—
Outstanding at December 31, 2019	175,688	$21.65	—	$—

A summary of the status of the Company’s performance based restricted stock units under the 2014 Omnibus Plan as of December 31, 2019, 2018 and 2017, and changes during the years then ended is as follows:

	2014 Omnibus Plan
	Performance-based restricted stock units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	51,197	$13.30
Granted	26,398	24.43
Vested into shares	(19,861)	15.34
Forfeited	(4,140)	17.91
Outstanding at December 31, 2017	53,594	$17.68
Granted	40,269	27.59
Vested into shares	(28,109)	18.69
Forfeited	(1,766)	27.59
Outstanding at December 31, 2018	63,988	$21.28	—	$—
Granted	38,746	22.53	32,249	21.38
Conversion to equity awards	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(19,972)	21.38	—	—
Outstanding at December 31, 2019	63,727	$22.76	—	$—

As of December 31, 2019, 2018, and 2017 there was $4,329, $3,430 and $3,592 of total unrecognized compensation expense related to restricted stock units awarded under the 2014 Omnibus Plan, respectively. As of December 31, 2019, there was no unrecognized compensation related to liability restricted stock units awarded under the 2014 Omnibus Plan. The
59

unrecognized compensation expense at December 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 2.14 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2014 Omnibus Plan as of December 31, 2019, 2018 and 2017 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2019	2018	2017
Nonperformance-based stock options exercised	334	383	41
Nonperformance-based restricted stock units vested	6,113	2,128	568
Performance-based restricted stock units vested	1,089	745	530

Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2019 and changes during the year then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(12,673)	13.17
Exercised	(116,929)	13.60
Outstanding at December 31, 2019	386,969	$19.30	7.86 years	$3,800
Options exercisable at December 31, 2019	176,999	16.84	6.71 years	$2,175
Options exercisable at Weighted average fair value of options granted during the period		$18.56

As of December 31, 2019, there was $1,062 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. The unrecognized compensation expense at December 31, 2019 is expected to be recognized over the remaining weighted average requisite service period of 1.99 years.

A summary of the status of the Company’s non-performance-based restricted stock units under the Veritex (Green) 2014 Plan as of December 31, 2019 and changes during the year then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at December 31, 2019	116,250	$21.38

A summary of the status of the Company’s performance-based restricted stock units under the Veritex (Green) 2014 Plan as of December 31, 2019 and changes during the year then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance Based Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	21.38
Forfeited	(825)	21.38
Outstanding at December 31, 2019	25,320	$21.38

As of December 31, 2019, there was $1,991 of total unrecognized compensation related to outstanding performance-based restricted stock units awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.99 years.
        A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2019 is presented below:

Fair Value of Options Exercised or Restricted Stock Units Vested in the year ended December 31,
2019
Non-performance-based stock options exercised	$3,054

Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan

        In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the year ended December 31, 2019. No stock options or restricted stock units were awarded from these plans during the year ended December 31, 2019. During the year ended December 31, 2019, 190,652 stock options were exercised from the Green 2010 Plan and 11,850 stock options were exercised from the Green 2006 Plan. As of December 31, 2019, 566,936 exercisable stock options remain outstanding in the Green 2010 Plan and no exercisable stock options remain outstanding in the Green 2006 Plan.

22. Significant Concentrations of Credit Risk
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
61

23. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $70,113 and $70,220 as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, new advances of approximately $42,163 were made to related parties with approximately $42,398 principal payments received. During the year ended December 31, 2018, new advances of approximately $45,801 were made to related parties with approximately $19,715 principal payments received. There were $17,180 and $15,730 in unfunded commitments to related parties as of December 31, 2019 and 2018, respectively. At December 31, 2019, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2019 and 2018 totaled approximately $70,986 and $30,977, respectively.
As disclosed in Note 14, Borrowed Funds, the Company issued $5,000 in subordinated notes to certain entities controlled by an affiliate of the Company.

24. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
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
The Basel III Capital Rules also call for a capital conservation buffer that is added to each of the required capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Failure to satisfy the buffer requirement will result in limits on capital distributions and discretionary bonus payments. In 2018, the buffer requirement was 1.875%, and the fully phased-in requirement of 2.5% was effective January 1, 2019.

The Basel III Capital Rules establish quantitative measures to ensure capital adequacy. The Bank must maintain minimum ratios (set forth in the table below) of total Tier 1, and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and December 31, 2018 that the Bank met all capital adequacy requirements to which it was subject.

Starting in January 2016, implementation of the capital conservation buffer became effective for the Company beginning at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.50% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.
62

As of December 31, 2019 and December 31, 2018, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum total risk- based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 2019 that management believes have changed the Company’s category.
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk-weighted assets)
Company	$917,939	13.10%	$560,573	8.0%	n/a	n/a
Bank	870,838	12.44	560,024	8.0	$700,031	10.0%
Tier 1 capital (to risk-weighted assets)
Company	771,679	11.02	420,152	6.0	n/a	n/a
Bank	840,126	12.00	420,063	6.0	560,084	8.0
Common equity tier 1 (to risk-weighted assets)
Company	742,675	10.60	315,287	4.5	n/a	n/a
Bank	840,126	12.00	315,047	4.5	455,068	6.5
Tier 1 capital (to average assets)
Company	771,679	10.17	303,512	4.0	n/a	n/a
Bank	840,126	11.07	303,569	4.0	379,461	5.0
As of December 31, 2018
Total capital (to risk-weighted assets)
Company	$394,419	12.98%	$243,093	8.0%	n/a	n/a
Bank	353,640	11.64	243,052	8.0	$303,814	10.0%
Tier 1 capital (to risk-weighted assets)
Company	370,175	12.18	182,352	6.0	n/a	n/a
Bank	334,385	11.01	182,226	6.0	242,968	8.0
Common equity tier 1 (to risk-weighted assets)
Company	358,473	11.80	136,706	4.5	n/a	n/a
Bank	334,385	11.01	136,670	4.5	197,412	6.5
Tier 1 capital (to average assets)
Company	370,175	12.04	122,982	4.0	n/a	n/a
Bank	334,385	10.87	123,049	4.0	153,811	5.0

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank. Dividends of $26,796, or $0.125 per outstanding share on the applicable record date, were paid by the Bank to the Company during the year ended December 31, 2019. No dividends were paid by the Bank to the Company during the year ended December 31, 2018.

63

25. Business Combinations

Green Bancorp, Inc.
On January 1, 2019, the Company completed its acquisition of Green. The business combination was accounted for under the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for Green exceeded the provisional value of the net assets acquired, goodwill of $209,393 related to the acquisition was recorded. This goodwill resulted from the combination of expected operational synergies and increased market share in the Dallas-Fort Worth metroplex and Houston metropolitan area. Goodwill is not tax deductible.
Consideration

Under the terms of the definitive agreement for the acquisition, each outstanding share of Green common stock and Green’s outstanding restricted stock units that accelerated vesting at maximum levels at the close date was converted into the right to receive 0.79 shares of the Company’s common stock, with cash paid in lieu of fractional shares. In addition, Green’s options that accelerated vesting at maximum levels on the close date were exchanged for an option to purchase Veritex common stock at the same 0.79 conversion rate. The Company issued 497,594 shares of Veritex common stock to Green’s fully vested restricted stock units. In addition, the Company was obligated to replace Green’s unvested options with 1,085,256 fully vested Veritex options. The following table presents the fair value of each class of consideration transferred at the close date.

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

Fair Value

The following table presents the amounts recorded on the consolidated balance sheets on the acquisition date of January 1, 2019, showing the estimated fair value as reported at January 1, 2019, the measurement period adjustments and the fair value determined to be final as of December 31, 2019.
64

	Estimate at January 1, 2019	Measurement Period Adjustments	Final Fair Value
Assets
Cash and cash equivalents	$112,720	$—	$112,720
Investment securities	661,032	(240)	660,792
Equity securities	12,322	—	12,322
Federal Home Loan Bank and Federal Reserve Bank stock	29,490	—	29,490
Loans held for sale	9,360	—	9,360
Loans held for investment	3,245,492	(244)	3,245,248
Accrued interest receivable[1]	11,673	(278)	11,395
Bank owned life insurance	56,841	—	56,841
Bank premises, furniture and equipment	39,426	(2,571)	36,855
Investment in trusts	666	—	666
Intangible assets, net	65,718	—	65,718
Goodwill	206,821	2,572	209,393
Other assets	10,720	404	11,124
Right of use asset[1]	9,373	—	9,373
Deferred taxes[1]	11,535	248	11,783
Current taxes[1]	1,799	13	1,812
Branch assets held for sale	85,307	—	85,307
Total assets	$4,570,295	$(96)	$4,570,199
Liabilities
Non-interest-bearing deposits	$825,364	$—	$825,364
Interest-bearing deposits	1,300,825	—	1,300,825
Certificates and other time deposits	1,346,915	—	1,346,915
Accounts payable and other accrued expenses	26,587	(96)	26,491
Lease liability[2]	9,373	—	9,373
Accrued interest payable	5,181	—	5,181
Securities sold under agreements to repurchase	3,226	—	3,226
Advances from Federal Home Loan Bank	300,000	—	300,000
Subordinated debentures and subordinated notes	56,233	—	56,233
Branch liabilities held for sale	52,682	—	52,682
Total liabilities	$3,926,386	$(96)	$3,926,290
1 Accrued interest receivable, right of use asset, deferred taxes and current taxes are included in "Other assets" in our consolidated balance sheets for the year ended December 31, 2019.
2 Lease liability is included in "Accounts payable and other accrued expenses" in our consolidated balance sheets for the year ended December 31, 2019.

Acquisition-related Expenses

For the year ended December 31, 2019 and 2018, the Company incurred $38,960 and $4,865 of pre-tax merger and acquisition expenses, respectively, related to the Green acquisition. The amounts incurred during the year ended December 31, 2019 primarily consist of stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options of $17,082, severance and retention payments of $9,491, legal and professional fees of $5,297 and data processing expenses of $1,824 as a result of the core system conversion. Acquisition expenses are included in merger and acquisition expenses on the consolidated statements of income.
65

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

Branch assets and liabilities held for sale

Branch assets and liabilities held for sale as of the close date are valued at fair value less cost to sell. The following table discloses the fair value information about branch assets and liabilities that met the definition of held for sale on January 1, 2019:

January 1, 2019
Assets
Cash and cash equivalents	$392
Loans	78,366
Bank premises, furniture and equipment	19
Intangible assets	6,013
Other assets	517
Total assets	$85,307
Liabilities
Noninterest-bearing deposits	$52,319
Accounts payable and accrued expenses	40
Accrued interest payable and other liabilities(1)	323
Total liabilities	$52,682
(1)Accrued interest payable and other liabilities includes $90 in expected selling costs.

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

Investment Securities

Acquired investment securities includes $634,449 of available for sale securities and $26,343 of held to maturity securities recorded at fair value.

Supplemental Pro Forma Information (unaudited)

The following table presents supplemental pro forma information for the years ended December 31, 2018 and 2017 as if the Green acquisition was completed as of January 1, 2017. The pro forma results combine the historical results of Green, and historical results of previous acquisitions, into the Company's condensed consolidated statements of income, including the impact of certain purchase accounting adjustments, including loan and investment discount accretion and intangible assets amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2017:

	Year Ended December 31,
	2018	2017
Net interest income	$274,031	$254,350
Net income	108,490	38,352

Basic earnings per share	$2.00	$0.71
Diluted earnings per share	1.97	0.70

26. Branch Assets and Liabilities Held for Sale

Upon the closing of the Green acquisition, the Company acquired branch assets held for sale and assumed branch liabilities held for sale pursuant to a purchase and assumption agreement entered into by Green with Keystone Bank, N.A. ("Keystone") prior the acquisition date, pursuant to which Green had agreed to sell certain assets and deposits associated with one branch in the Austin metropolitan market. On May 10, 2019, the Company completed the sale of these assets and liabilities to Keystone, resulting in a cash settlement payment of $7,153 from Keystone and the recognition of a loss on the sale of $474 reported in merger and acquisition expense on the condensed consolidated statements of income for the year ended December 31, 2019. The completion of the sale resulted in the Company exiting the Austin metropolitan market.
There were no branch assets and liabilities held for sale as of December 31, 2019 or 2018.

27. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$45,563	$40,474
Investment in subsidiaries	1,289,273	506,902
Other assets	2,780	940
Total assets	$1,337,616	$548,316
Liabilities and Stockholders’ Equity
Other liabilities	$1,248	$987
Other borrowings	145,571	16,691
Total liabilities	146,819	17,678
Stockholders’ equity
Common stock	511	243
Additional paid-in capital	1,117,879	449,427
Retained earnings	147,911	83,968
Accumulated other comprehensive income	19,061	(2,930)
Treasury stock	(94,565)	(70)
Total stockholders’ equity	1,190,797	530,638
Total liabilities and stockholders’ equity	$1,337,616	$548,316
68

Statements of Income

	Year Ended December 31,
	2019	2018	2017
Cash dividends from subsidiary	$56,750	$—	$—
Excess of earnings over dividend from subsidiary	43,199	44,850	17,980
Other	50	20	8
	99,999	44,870	17,988
Interest on borrowings	4,672	974	598
Salaries and employee benefits	790	853	712
Merger and acquisition expense	5,739	4,415	2,256
	11,201	6,242	3,566
Earnings before income tax benefit	88,798	38,628	14,422
Income tax benefit	(1,941)	(713)	(730)
Net income	$90,739	$39,341	$15,152

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$90,739	$39,341	$15,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount, net and debt issuance costs	2,353	2	45
Equity in undistributed net income of Bank	(43,199)	(44,850)	(17,980)
Decrease (increase) in other assets	(1,861)	2,226	3,523
(Decrease) increase in other liabilities	(6,370)	(2,635)	1,353
Net cash (used in) provided by operating activities	41,662	(5,916)	2,093
Cash flows from investing activities:
Net cash paid in Sovereign acquisition	—	—	(55,949)
Net cash paid in Liberty acquisition	—	—	(24,812)
Net cash received in Green acquisition	5,818	—	—
Net cash used in investing activities	5,818	—	(80,761)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	75,000	—	—
Net proceeds from sale of common stock in public offering	—	2	56,681
Redemption of preferred stock	—	—	(24,500)
Net change in other borrowings	—	—	(4,625)
Proceeds from exercise of employee stock options	3,938	454	175
Proceeds from payments on ESOP loan	—	109	109
Offering costs paid in connection with acquisition	—	(899)	(772)
Share repurchase	(94,533)	—	—
Payment of dividends	(26,796)	—	—
Dividends paid on preferred stock	—	—	(42)
Net cash (used in) provided by financing activities	(42,391)	(334)	27,026
Net (decrease) increase in cash and cash equivalents	5,089	(6,250)	(51,642)
Cash and cash equivalents at beginning of year	40,474	46,724	98,366
Cash and cash equivalents at end of year	$45,563	$40,474	$46,724

28. Summary of Quarterly Financial Statements (Unaudited)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, which are necessary for the fair presentation of the results of operations, for the periods presented.

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$91,742	$95,643	$96,177	$95,224
Interest Expense	21,878	24,769	24,735	22,307
Net interest income	69,864	70,874	71,442	72,917
Provision for loan losses	3,493	9,674	3,335	5,012
Noninterest income	7,132	8,430	6,034	8,484
Noninterest expense	36,284	34,630	39,896	66,993
Provision for income taxes	8,168	7,595	7,369	1,989
Net income available to common stockholders	$29,051	$27,405	$26,876	$7,407
Earnings per share:
Basic	$0.56	$0.52	$0.50	$0.14
Diluted	0.56	0.51	0.49	0.13

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$38,182	$37,920	$34,857	$34,110
Interest Expense	9,487	8,642	6,931	4,985
Net interest income	28,695	29,278	27,926	29,125
Provision for loan losses	1,364	3,057	1,504	678
Noninterest income	3,619	2,408	2,290	2,758
Noninterest expense	17,538	18,246	16,169	17,306
Provision for income taxes	3,587	1,448	2,350	3,511
Net income available to common stockholders	$9,825	$8,935	$10,193	$10,388
Earnings per share:
Basic	$0.41	$0.37	$0.42	$0.43
Diluted	0.40	0.36	0.42	0.42

Exhibit Index

Exhibit Number	Description
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
4.3
Form of Senior Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.4
Form of Subordinated Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.5
Indenture, dated as of November 8, 2019, by and between Veritex Holdings, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 8, 2019)

4.6
Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 8, 2019)

4.7	Registrant’s Description of Capital Stock
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

10.13†	2019 Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2019)
10.13
Form of Subordinated Note Purchase Agreement, dated as of November 8, 2019, by and among Veritex Holdings, Inc. and the several Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2019)

10.14
Form of Registration Rights Agreement, dated as of November 8, 2019, by and among Veritex Holdings, Inc. and the several Purchasers (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 8, 2019)

21.1*	Subsidiaries of Veritex Holdings, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
72

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
*** Submitted electronically herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2020	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2020

/s/ Pat S. Bolin Pat S. Bolin	Director	February 28, 2020

/s/ William D. Ellis William D. Ellis	Director	February 28, 2020

/s/ Ned N. Fleming, III Ned N. Fleming, III	Director	February 28, 2020

/s/ Mark C. Griege Mark C. Griege	Director	February 28, 2020

/s/ Steven D. Lerner Steven D. Lerner	Director	February 28, 2020

/s/ Manuel J. Mehos Manuel J. Mehos	Director	February 28, 2020

/s/ Gregory B. Morrison Gregory B. Morrison	Director	February 28, 2020

/s/ John T. Sughrue John T. Sughrue	Director	February 28, 2020

74