Form 10-Q
period 2020-03-31
Veritex Holdings, Inc.
filed 2020-05-07
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 6, 2020, there were 50,378,796 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
as of March 31, 2020 and December 31, 2019
(Dollars in thousands, except par value information)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$70,007	$65,151
Interest bearing deposits in other banks	360,835	186,399
Total cash and cash equivalents	430,842	251,550
Debt securities available-for-sale, at fair value	1,084,962	964,365
Debt securities held-to-maturity (fair value of $35,513 and $34,810, at March 31, 2020 and December 31, 2019, respectively)	32,842	32,965
Equity securities	18,948	14,697
Federal Home Loan Bank of Dallas Stock and Federal Reserve Bank Stock	92,809	68,348
Investment in trusts	1,018	1,018
Total investments	1,230,579	1,081,393
Loans held for sale	15,048	14,080
Loans held for investment, mortgage warehouse	371,161	183,628
Loans held for investment	5,853,735	5,737,577
Less: Allowance for credit losses	(100,983)	(29,834)
Total loans held for investment, net	6,123,913	5,891,371
Bank-owned life insurance	81,395	80,915
Bank premises, furniture and equipment, net	116,056	118,536
Other real estate owned	7,720	5,995
Intangible assets, net of accumulated amortization of $22,946 and $19,997, at March 31, 2020 and December 31, 2019, respectively)	69,444	72,263
Goodwill	370,840	370,840
Other assets	85,787	67,994
Total assets	$8,531,624	$7,954,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,549,260	$1,556,500
Interest-bearing transaction and savings deposits	2,536,865	2,654,972
Certificates and other time deposits	1,713,820	1,682,878
Total deposits	5,799,945	5,894,350
Accounts payable and other liabilities	56,339	37,427
Accrued interest payable	5,407	6,569
Advances from Federal Home Loan Bank	1,377,832	677,870
Subordinated debentures and subordinated notes	140,406	145,571
Securities sold under agreements to repurchase	2,426	2,353
Total liabilities	7,382,355	6,764,140
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,372,286 and 54,876,580 shares issued at March 31, 2020 and December 31, 2019, respectively; 49,557,364 and 51,063,869 shares outstanding at March 31, 2020 and December 31, 2019, respectively	554	549
Additional paid-in capital	1,119,757	1,117,879
Retained earnings	127,812	147,911
Accumulated other comprehensive income	45,306	19,061
Treasury stock, 5,814,922 and 3,812,711 shares at cost at March 31, 2020 and December 31, 2019, respectively	(144,160)	(94,603)
Total stockholders’ equity	1,149,269	1,190,797
Total liabilities and stockholders’ equity	$8,531,624	$7,954,937

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$77,861	$85,747
Investment securities	7,397	7,232
Deposits in financial institutions and Fed Funds sold	871	1,554
Other investments	850	691
Total interest and dividend income	86,979	95,224
Interest expense:
Transaction and savings deposits	6,552	10,366
Certificates and other time deposits	8,240	8,792
Advances from FHLB	2,879	2,055
Subordinated debentures and subordinated notes	1,903	1,094
Total interest expense	19,574	22,307
Net interest income	67,405	72,917
Provision for credit losses	31,776	5,012
Provision for unfunded commitments	3,881	—
Net interest income after provision for credit losses	31,748	67,905
Noninterest income:
Service charges and fees on deposit accounts	3,642	3,517
Loan fees	845	1,677
Loss on sales of investment securities	—	(772)
Net gain on sales of loans and other assets owned	746	2,370
Rental income	551	368
Other	1,463	1,324
Total noninterest income	7,247	8,484
Noninterest expense:
Salaries and employee benefits	18,870	18,885
Occupancy and equipment	4,273	4,129
Professional and regulatory fees	2,196	3,418
Data processing and software expense	2,089	1,924
Marketing	1,083	619
Amortization of intangibles	2,696	2,760
Telephone and communications	319	395
Merger and acquisition expense	—	31,217
Other	4,019	3,646
Total noninterest expense	35,545	66,993
Income before income tax (benefit) expense	3,450	9,396
Income tax (benefit) expense	(684)	1,989
Net income	$4,134	$7,407
Basic earnings per share	$0.08	$0.14
Diluted earnings per share	$0.08	$0.13
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$4,134	$7,407
Other comprehensive income (loss):
Net unrealized gains on securities available-for-sale:
Change in net unrealized gains on securities available-for-sale during the period	28,487	11,797
Reclassification adjustment for net gains included in net income	—	(772)
Net unrealized gains on securities available-for-sale	28,487	12,569

Net unrealized gains on derivative instruments designated as cash flow hedges	3,732	—
Other comprehensive income, before tax	32,219	12,569
Income tax expense	5,974	2,623
Other comprehensive income, net of tax	26,245	9,946
Comprehensive income	$30,379	$17,353

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units vested, net of 18,679 shares withheld to cover tax withholdings	68,832	1	—	—	(603)	—	—	(602)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover tax withholdings and exercise price, respectively	416,874	4	—	—	414	—	—	418
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)	—	—	—	(49,557)
Stock based compensation	—	—	—	—	1,958	—	—	1,958
Net income	—	—	—	—	—	4,134	—	4,134
Dividends paid	—	—	—	—	—	(8,728)	—	(8,728)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	26,245	26,245
Balance at March 31, 2020	49,557,364	$554	5,814,922	$(144,160)	$1,119,757	$127,812	$45,306	$1,149,269

Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	12,484
Restricted stock units vested, net of 52,720 shares withheld to cover tax withholdings	194,735	2	—	—	(1,281)	—	—	(1,279)
Exercise of employee stock options, net of 9,946 shares withheld to cover taxes	73,468	1	—	—	872	—	—	873
Stock buyback	(316,600)	(3)	316,600	(7,729)	—	—	—	(7,732)
Stock based compensation	—	—	—	—	17,557	—	—	17,557
Net income	—	—	—	—	—	7,407	—	7,407
Dividends paid	—	—	—	—	—	(6,816)	—	(6,816)
Other comprehensive loss	—	—	—	—	—	—	9,946	9,946
Balance at March 31, 2019	54,236,048	$543	326,600	$(7,799)	$1,109,386	$84,559	$7,016	$1,193,705

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$4,134	$7,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	4,087	4,006
Net accretion of time deposit premium, debt discount, net and debt issuance costs	(588)	(2,936)
Provision for credit losses	31,776	5,012
Provision for unfunded commitments	3,881	—
Accretion of loan purchase discount	(4,320)	(6,516)
Stock-based compensation expense	1,958	17,557
Compensation expense - liability-classified awards	—	708
Excess tax benefit from stock compensation	(1,388)	(25)
Net amortization of premiums on investment securities	895	502
Unrealized loss (gain) on equity securities recognized in earnings	249	(136)
Change in cash surrender value of bank-owned life insurance	(480)	(492)
Net loss on sales of investment securities	—	772
Change in fair value of held for sale Small Business Administration ("SBA") loans using fair value option	(165)	(62)
Gain on sales of mortgage loans held for sale	142	(113)
Gain on sales of SBA loans	604	(2,195)
Originations of loans held for sale	(11,634)	(6,918)
Proceeds from sales of loans held for sale	10,689	9,709
(Increase) decrease in accrued interest receivable and other assets	(13,141)	3,733
Increase (decrease) in accounts payable and other liabilities and accrued interest payable	13,031	(12,156)
Net cash provided by operating activities	39,730	17,876
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	—	112,710
Purchases of securities available for sale	(200,682)	(146,134)
Sales of securities available for sale	—	108,865
Proceeds from maturities, calls and pay downs of available for sale securities	107,743	21,620
Maturity, calls and paydowns of securities held to maturity	57	—
Purchases of other investments, net	(28,712)	(12,478)
Net loans originated	(291,262)	6,244
Proceeds from sale of SBA loans	8,384	24,534
Net additions to bank premises and equipment	1,342	(2,590)
Net cash (used in) provided by investing activities	(403,130)	112,771
Cash flows from financing activities:
Net change in deposits	(93,983)	214,816
Net change in advances from Federal Home Loan Bank	699,962	(75,037)
Redemption of subordinated debt	(5,000)	—
Net change in securities sold under agreement to repurchase	73	(448)
Payments to tax authorities for stock-based compensation	(3,606)	(1,279)
Proceeds from exercise of employee stock options	3,422	873
Proceeds from exercise of stock warrants	109	—
Purchase of treasury stock	(49,557)	(7,732)
Dividends paid	(8,728)	(6,816)
Net cash provided by financing activities	542,692	124,377
Net increase in cash and cash equivalents	179,292	255,024
Cash and cash equivalents at beginning of period	251,550	84,449
Cash and cash equivalents at end of period	$430,842	$339,473
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
Veritex, through its wholly-owned subsidiary, Veritex Community Bank (the “Bank”), is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 25 branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 branches in the Houston metropolitan area and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and both perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex and the Bank, its wholly owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at March 31, 2020 and December 31, 2019, condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, condensed consolidated stockholders’ equity for the three months ended March 31, 2020 and 2019 and condensed consolidated cash flows for the three months ended March 31, 2020 and 2019. Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 28, 2020.

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

Earnings Per Share
Earnings per share (“EPS”) are based upon the Company’s weighted-average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Earnings (numerator)
Net income	$4,134	$7,407
Shares (denominator)
Weighted average shares outstanding for basic EPS	50,725	54,293
Dilutive effect of employee stock-based awards	331	1,146
Adjusted weighted average shares outstanding	51,056	55,439
EPS:
Basic	$0.08	$0.14
Diluted	$0.08	$0.13

For the three months ended March 31, 2020, there were 1,341 antidilutive shares excluded from the diluted EPS weighted average shares outstanding. For the three months ended March 31, 2019, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $15,505 as of January 1, 2020 for the cumulative effect of adopting ASC 326.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $19,710 of the allowance for credit losses (“ACL”). The remaining noncredit discount will be accreted into interest income at the effective interest rate. As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on debt securities held-to-maturity	$—	$—	$—
Allowance for credit losses on loans
Construction and land	3,760	3,822	(62)
Farmland	65	61	4
1 - 4 family residential	6,002	1,378	4,624
Multi-family residential	2,593	1,965	628
Owner Occupied Commercial Real Estate	13,066	1,978	11,088
Non-Owner Occupied Commercial Real Estate	15,314	8,139	7,175
Commercial	27,729	12,369	15,360
Consumer	442	122	320
Allowance for credit losses on loans	$68,971	$29,834	$39,137

Liabilities:
Allowance for credit losses on OBS credit exposures	$1,718	$878	840

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

On March 22 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modification using ASC 310-40. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings (“TDRs”). This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress. Section 4013 of the CARES Act provides financial institutions with an option to suspend the application of ASC 310-40 to eligible loan restructurings. A loan restructuring is eligible under Section 4013 if the loan restructuring is related to COVID-19, if the loan was not more than 30 days past due as of December 31, 2019, and if the restructuring occurs between March 1, 2020 and the earlier of 60 days after the termination of the national emergency or December 31, 2020. If a loan restructuring is not eligible under Section 4013, or if the financial institution does not elect to avail itself of the optional relief in Section 4013, the financial institution should evaluate the loan restructuring under ASC 310-40 considering the guidance in the interagency statement.

For the month ending March 31, 2020, the Company had 85 modifications of loans with aggregate principal balances totaling $57,807 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. The majority of these modifications allow 90-day deferment of principal and/or interest payments. More of these types of modifications are likely to be executed in the second quarter of 2020.

Debt Securities

Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on investment securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss), net of taxes. Management determines the appropriate classification of investment securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts over the period to maturity using a level-yield method, except for premiums on callable debt securities, which are amortized to their earliest call date. Realized gains and losses are recorded on the sale of debt securities in noninterest income.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020 and 2019.

Allowance for Credit Losses – Available for Sale Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held to maturity debt securities is excluded from the estimate of credit losses.

Management classifies the held to maturity portfolio into the following major security types: mortgage-backed securities, collateralized mortgage obligations and municipal securities. All of the mortgage-backed securities and collateralized mortgage obligations held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, deferred loan fees and costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on the condensed consolidated balance sheets.

Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the terms of the loan agreement. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they come due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When a loan is placed on non-accrual status, all interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Acquired Loans

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.

All loans considered to be PCI loans prior to January 1, 2020 were converted to PCD loans upon the Company’s adoption of ASC 326. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each loan or pool and added to the loan or pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the loan or pool and the new amortized cost basis is the noncredit premium or discount which will be accreted into interest income over the remaining life of the loan or pool. Changes to the ACL after adoption are recorded through provision expense.

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.

For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses - Loans

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, an asset will typically be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. The Company will utilize a probability of default/loss given default (PD/LGD) model to estimate expected credit losses for our PCD loans and pools.

The Company’s methodologies for estimating the ACL take into account available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed.

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Real Estate — This category of loans consists of the following loan types:

Construction and land — This category of loans consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied residential and commercial properties, and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt.

Farmland — These loans are principally loans to purchase farmland.

1-4 family residential — This category of loans includes both first and junior liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans.

Multi-family residential — This category of loans is primarily secured by non-owner occupied apartment or multifamily residential buildings. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.

Owner occupied commercial real estate (“OOCRE”) — This category of loans includes real estate loans for a variety of commercial property types and purposes. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas-Fort Worth metroplex and Houston metropolitan area. This diversity helps reduce the exposure to adverse economic events that may affect any single market or industry.

Non-owner occupied commercial real estate (“NOOCRE”) — This category of loans includes investment real estate loans that are primarily secured by office and industrial buildings, retail shopping centers and various special purpose properties. Generally, these types of loans are thought to involve a greater degree of credit risk than OOCRE as they are more sensitive to adverse economic conditions.

Commercial — This category of loans is for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operational purposes. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory.

Mortgage warehouse - Mortgage warehouse facilities are provided to unaffiliated mortgage origination companies and are collateralized by 1-4 family residential loans. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Company provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.

Consumer — This category of loans is used for personal use typically for consumer purposes.

Collateral Dependent Financial Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

For collateralized financial assets that are not collateral dependent, the Company will consider the nature of the collateral, potential future changes in collateral values, and historical loss information for financial assets secured with similar collateral to determine the ACL.

Troubled-debt Restructurings (TDRs)

From time to time, the Company may modify its loan agreement with a borrower. A modified loan is considered a TDR, using Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. In addition, when management has a reasonable expectation of executing a TDR the expected effect of the modification is included in the estimate of the ACL.

Contractual Term

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR.

Discounted Cash Flow Method

The Company uses the DCF method to estimate expected credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts Texas unemployment as a loss driver. Management also utilizes and forecasts either one-year percentage change in Texas gross domestic product or one-year percentage change in the commercial real estate property index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. The ACL is further increased for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loss-Rate Method

The Company uses a loss-rate method to estimate expected credit losses for its farmland and mortgage warehouse loan pool. For this loan segment, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Probability of Default/Loss Given Default Method

The Company uses the PD/LGD method to estimate expected credit losses for the construction and land, 1-4 family residential, OOCRE, NOOCRE, commercial and consumer PCD loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, time to recovery, probability of default, and loss given default.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment and time to recovery) produces an expected cash flow stream at the instrument level. An ACL is established for the difference between the instrument’s undiscounted cash flows and amortized cost basis. The ACL is further increased for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for credit losses for unfunded commitments included in the Company’s condensed consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in accounts payable and other liabilities on the Company’s consolidated balance sheets.

Derivative Financial Instruments (Not Designated as Accounting Hedges)
The Company has entered into certain derivative instruments pursuant to a customer accommodation program under which the Company enters into an interest rate swap, cap or collar agreement with a commercial customer and an agreement with offsetting terms with a correspondent bank. These derivative instruments are not designated as accounting hedges and the changes in net fair value are recognized in noninterest income or expense on the Company’s condensed consolidated statements of income and the fair value amounts are included in other assets and accounts payable and other liabilities on the Company’s condensed consolidated balance sheets.

Derivative Financial Instruments (Designated as Cash Flow Hedges)

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
.
The Company assesses the “effectiveness” of hedging derivatives on the date an arrangement was entered into and on a prospective basis at least quarterly. Hedge “effectiveness” is determined by the extent to which changes in the fair value of a derivative instrument offset changes in the fair value, cash flows or carrying value attributable to the risk being hedged. If the relationship between the change in the fair value of the derivative instrument and the change in the hedged item falls within a range considered to be the industry norm, the hedge is considered “highly effective” and qualifies for hedge accounting. A hedge is “ineffective” if the relationship between the changes falls outside the acceptable range. In that case, hedge accounting is discontinued on a prospective basis. The time value of the option is excluded from the assessment of effectiveness and is recognized in earnings using a straight-line amortization method over the life of the hedge arrangement. Gains or losses resulting from the termination or sale of a derivative accounted for as a cash flow hedge remain in other comprehensive income and are accreted or amortized to earnings over the remaining period of the former hedging relationship unless the forecasted transaction becomes probable of not occurring.

Goodwill
        Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on October 31 of each fiscal year or when a triggering event occurs. The Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test, and the Company may resume performing the qualitative assessment in any subsequent period. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of potential impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any such adjustments to goodwill are reflected in the results of operations in the periods in which they become known. The Company evaluated events and circumstances as of March 31, 2020 and determined that it was not more likely than not that impairment existed as of that date. The Company recorded no impairments of goodwill during the three months ended March 31, 2020.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,489	$14,975
Cash paid for income taxes	2,330	—
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$—	$9,380
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid in capital	—	788
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	—	(48)
Net foreclosure of other real estate owned and repossessed assets	1,725	—
Non-cash assets acquired in business combination
Investment securities	$—	$661,032
Non-marketable equity securities	—	40,287
Loans held for sale	—	9,360
Loans held for investment	—	3,245,492
Accrued interest receivable	—	11,673
Bank-owned life insurance	—	56,841
Bank premises, furniture and equipment	—	39,426
Investment in trusts	—	666
Intangible assets, net	—	65,718
Goodwill	—	206,821
Other assets	—	12,245
Right of use asset	—	9,373
Deferred taxes	—	11,535
Current taxes	—	1,799
Assets held for sale	—	85,307
Total assets	$—	$4,457,575
Non-cash liabilities assumed in business combination
Non-interest-bearing deposits	$—	$825,364
Interest-bearing deposits	—	1,300,825
Certificates and other time deposits	—	1,346,915
Accounts payable and accrued expenses	—	26,587
Lease liability	—	9,373
Accrued interest payable and other liabilities	—	5,181
Securities sold under agreements to repurchase	—	3,226
Advances from Federal Home Loan Bank	—	300,000
Subordinated debentures and subordinated notes	—	56,233
Liabilities held for sale	—	52,682
Total liabilities	$—	$3,926,386

3. Share Transactions
        On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019 and $75,000 on December 12, 2019, resulting in an aggregate authorization to purchase up to $175,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration.

        During the three months ended March 31, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. During the three months ended March 31, 2019, 316,600 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.42.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $15,373 and $11,122 at March 31, 2020 and December 31, 2019, respectively. The Company had no realized gains or losses on equity securities with a readily determinable fair value during the three months ended March 31, 2020 and 2019. The gross unrealized (loss) gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2020	2019
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(249)	$136
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 and $3,575 at March 31, 2020 and December 31, 2019, respectively.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, and the fair value of available for sale and held to maturity securities are as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Corporate bonds	$107,802	$4,592	$298	$—	$112,096
Municipal securities	97,945	5,332	246	—	103,031
Mortgage-backed securities	313,077	19,020	—	—	332,097
Collateralized mortgage obligations	450,490	18,700	300	—	468,890
Asset-backed securities	64,927	3,921	—	—	68,848
	$1,034,241	$51,565	$844	$—	$1,084,962

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to maturity
Mortgage-backed securities	$8,589	$783	$—	$9,372	$—
Collateralized mortgage obligations	1,784	152	—	1,936	—
Municipal securities	22,469	1,736	—	24,205	—
	$32,842	$2,671	$—	$35,513	$—

The Company did not transfer any securities from available for sale to held to maturity at fair value during the three months ended March 31, 2020.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Corporate bonds	$76,997	$1,974	$—	$78,971
Municipal securities	74,956	3,724	—	78,680
Mortgage-backed securities	288,938	9,512	260	298,190
Collateralized mortgage obligations	431,276	6,465	1,503	436,238
Asset-backed securities	69,964	2,322	—	72,286
	$942,131	$23,997	$1,763	$964,365

Held to maturity
Mortgage-backed securities	$8,621	$452	$—	$9,073
Collateralized mortgage obligations	1,809	43	—	1,852
Municipal securities	22,535	1,350	—	23,885
	$32,965	$1,845	$—	$34,810

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$14,134	$298	$—	$—	$14,134	$298
Municipal securities	17,120	246	—	—	17,120	246
Mortgage-backed securities	24,425	300	—	—	24,425	300
	$55,679	$844	$—	$—	$55,679	$844

	December 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$468	$1	$—	$—	$468	$1
Mortgage-backed securities	28,883	370	—	—	28,883	370
Collateralized mortgage obligations	109,749	1,392	—	—	109,749	1,392
	$139,100	$1,763	$—	$—	$139,100	$1,763

Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
The number of available for sale debt securities in an unrealized loss position totaled 10 and 11 at March 31, 2020 and December 31, 2019, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.
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
.

	March 31, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,912	5,042	—	—
Due from five years to ten years	105,390	109,583	2,833	2,974
Due after ten years	95,445	100,502	19,636	21,231
	205,747	215,127	22,469	24,205
Mortgage-backed securities and collateralized mortgage obligations	763,567	800,987	10,373	11,308
Asset-backed securities	64,927	68,848	—	—
	$1,034,241	$1,084,962	$32,842	$35,513

	December 31, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,904	5,100	—	—
Due from five years to ten years	74,596	76,403	1,204	1,219
Due after ten years	72,453	76,148	21,331	22,666
	151,953	157,651	22,535	23,885
Mortgage-backed securities and collateralized mortgage obligations	720,214	734,428	10,430	10,925
Asset-backed securities	69,964	72,286	—	—
	$942,131	$964,365	$32,965	$34,810
        Proceeds from sales of debt securities available for sale and gross gains and losses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$—	$108,865
Gross realized gains	—	1
Gross realized losses	—	772

        As of March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure Federal Home Loan Bank (“FHLB”) advances as of March 31, 2020 and December 31, 2019.

5. Loans and Allowance for Credit Losses
Loans Held for Investment
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2020	December 31, 2019
Loans held for investment:
Real estate:
Construction and land	$566,470	$629,374
Farmland	14,930	16,939
1 - 4 family residential	536,892	549,811
Multi-family residential	388,374	320,041
OOCRE	723,839	706,782
NOOCRE	1,828,386	1,784,201
Commercial	1,777,603	1,712,838
Mortgage warehouse	371,161	183,628
Consumer	15,771	17,457
	6,223,426	5,921,071
Deferred loan costs, net	1,470	134
Allowance for credit losses	(100,983)	(29,834)
Total loans held for investment	$6,123,913	$5,891,371

Included in the net loan portfolio as of March 31, 2020 and December 31, 2019 was an accretable discount related to purchased performing and PCD loans, previously called PCI loans prior to the Company’s adoption of ASU 2016-13, acquired within a business combination in the approximate amounts of $25,167 and $57,811, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. For the three months ended March 31, 2020 and 2019, the Company recognized $3,260 and $4,355, respectively, of accretion on non-PCD loans into interest income. For the three months ended March 31, 2020 and 2019, the Company recognized $1,060 and $2,545, respectively, of accretion on PCD/PCI loans into interest income. In addition, included in the net loan portfolio as of March 31, 2020 and December 31, 2019 is a discount on retained loans from sale of originated SBA loans of $2,264 and $2,193, respectively.
The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of March 31, 2020 and December 31, 2019.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to loans held for investment is as follows:

	Three Months Ended March 31, 2020
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822		$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)		4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645		—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	2,965		(7)	2,488	2,306	918	9,955	10,226	(15)	28,836
Credit loss expense PCD loans	113		—	(173)	—	2,477	412	126	(15)	2,940
Charge-offs	—		—	—	—	—	—	—	(68)	(68)
Recoveries	—		—	1	—	—	—	29	274	304
Ending Balance	$6,838	0	$58	$8,318	$4,899	$16,461	$25,681	$38,110	$618	$100,983

	Three Months Ended March 31, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$2,188	$56	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255
Credit Loss Expense	501	6	(5)	(80)	124	626	3,785	55	5,012
Charge-offs	—	—	—	—	—	—	(2,654)	(74)	(2,728)
Recoveries	—	—	8	—	—	—	10	46	64
Ending Balance	$2,689	$62	$1,617	$281	$1,517	$5,696	$9,695	$46	$21,603

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2020:

	Business Assets[1]	Real Property[1]	ACL Allocation
Real estate:
Construction and land	$785	$—	$93
1 - 4 family residential	—	594	13
OOCRE	—	3,927	—
NOOCRE	—	18,904	—
Commercial	13,647	—	5,815
Consumer	56	—	—
Total	$14,488	$23,425	$5,921
1 Loans reported exclude PCD loans that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

The following table presents loans individually and collectively evaluated for impairment, as well as PCD loans, and their respective allowance for credit loss allocations as of December 31, 2019, as determined in accordance with ASC 310 prior to the Company’s adoption of ASU 2016-13:

	December 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$567	$156	$21,644	$5,188	$61	$27,616
Loans collectively evaluated for impairment	641,799	865,927	2,372,485	1,869,259	17,267	5,766,737
PCD loans	3,947	3,769	96,854	22,019	129	126,718
Total	$646,313	$869,852	$2,490,983	$1,896,466	$17,457	$5,921,071

ACL Allocations
Loans individually evaluated for impairment	$128	$37	$395	$1,042	$—	$1,602
Loans collectively evaluated for impairment	3,755	3,306	9,702	10,754	122	27,639
PCD loans	—	—	20	573	—	593
Total	$3,883	$3,343	$10,117	$12,369	$122	$29,834

The following table presents information on impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the Company’s adoption of ASU 2016-13:

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
(1) Loans reported exclude PCI loans.

Non-Accrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the terms of the loan agreement.. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Non-accrual loans aggregated by class of loans, as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$785	$—	$567	$—
Farmland	—	—	—	—
1 - 4 family residential	912	912	1,581	1,581
Multi-family residential	—	—	—	—
OOCRE	3,794	3,794	3,029	2,778
NOOCRE	18,876	18,876	18,876	18,876
Commercial	14,395	2,852	5,672	2,747
Mortgage warehouse	—	—	—	—
Consumer	74	74	54	54
Total	$38,836	$26,508	$29,779	$26,036
        There were no PCD loans included in non-accrual loans at March 31, 2020 and December 31, 2019.
        During the three months ended March 31, 2020, interest income not recognized on non-accrual loans was $173. During the three months ended March 31, 2019, interest income not recognized on non-accrual loans, excluding PCI loans, was $151.

        An age analysis of past due loans, aggregated by class of loans, as of March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$327	$1,322	$—	$1,649	$559,216	$5,605	$566,470	$—
Farmland	—	—	—	—	14,930	—	14,930	—
1 - 4 family residential	4,400	62	210	4,672	527,410	4,810	536,892	210
Multi-family residential	—	—	—	—	388,374	—	388,374	—
OOCRE	1,471	1	1,992	3,464	720,375	63,182	723,839	1,992
NOOCRE	3,773	—	—	3,773	1,771,909	52,704	1,828,386	—
Commercial	16,433	1,295	2,545	20,273	1,727,278	30,052	1,777,603	2,545
Mortgage warehouse	—	—	—	—	371,161	—	371,161	—
Consumer	135	4	17	156	15,386	229	15,771	17
Total	$26,539	$2,684	$4,764	$33,987	$6,096,039	$156,582	$6,223,426	$4,764
(1) Loans 90 days past due and still accruing excludes $68,325 of PCD loans as of March 31, 2020 that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

	December 31, 2019
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$629,374	$3,947	$629,374	$800
Farmland	—	—	—	—	16,939	—	16,939	—
1 - 4 family residential	2,595	520	1,155	4,270	541,772	3,769	549,811	959
Multi-family residential	—	—	—	—	320,041	—	320,041	—
Commercial real estate	12	3,834	868	4,714	2,389,415	96,854	2,490,983	511
Commercial	3,572	1,707	1,497	6,776	1,684,043	22,019	1,712,838	1,317
Mortgage warehouse	—	—	—	—	183,628	—	183,628	—
Consumer	30	2,641	140	2,811	14,646	129	17,457	73
Total	$6,209	$8,702	$3,660	$18,571	$5,779,858	$126,718	$5,921,071	$3,660
(1) Loans 90 days past due and still accruing excludes $41,328 of PCD loans as of December 31, 2019.

Loans past due 90 days and still accruing increased to $4,764 as of March 31, 2020. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $3,142 and $2,142 as of March 31, 2020 and December 31, 2019, respectively.

        The following table presents the pre- and post-modification amortized cost of loan modified as TDRs during the three months ended March 31, 2020. There were no new TDRs during the three months ended March 31, 2019. The Company did not grant principal reductions or interest rate concessions on any TDRs.

	Extended Amortization Period	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$—	$970	$970	1
Total	$—	$970	$970	$1

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three months ended March 31, 2020 and 2019. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three months ended March 31, 2020 and 2019 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2020 or December 31, 2019.
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
        Credits classified as PCD are those that, at acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. All loans considered to be PCI loans prior to January 1, 2020 were converted to PCD loans upon adoption of ASC 326. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold.

The Company considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. Based on the most recent analysis performed, the risk category of loans by class of loans based on year or origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2020
Construction and land:
Pass	$10,095	$183,309	$245,362	$37,572	$13,121	$22,578	$42,786	$—	$554,823
Special mention	—	—	—	—	—	3,935	—	—	3,935
Substandard	—	—	855	785	467	—	—	—	2,107
PCD	—	—	476	995	938	3,196	—	—	5,605
Total construction and land	$10,095	$183,309	$246,693	$39,352	$14,526	$29,709	$42,786	$—	$566,470

Farmland:
Pass	$290	$1,004	$3,367	$4,415	$—	$4,470	$1,384	$—	$14,930
Total farmland	$290	$1,004	$3,367	$4,415	$—	$4,470	$1,384	$—	$14,930

1 - 4 family residential:
Pass	$16,974	$95,380	$118,905	$75,229	$41,458	$148,332	$29,490	$3,056	$528,824
Special mention	—	—	155	119	—	552	—	—	826
Substandard	—	—	—	103	629	1,700	—	—	2,432
PCD	—	—	—	—	—	4,810	—	—	4,810
Total 1 - 4 family residential	$16,974	$95,380	$119,060	$75,451	$42,087	$155,394	$29,490	$3,056	$536,892

Multi-family residential:
Pass	$—	$113,249	$172,526	$32,779	$43,606	$8,931	$219	$—	$371,310
Special mention	—	17,064	—	—	—	—	—	—	17,064
Total multi-family residential	$—	$130,313	$172,526	$32,779	$43,606	$8,931	$219	$—	$388,374

OOCRE:
Pass	$19,057	$60,032	$108,442	$85,128	$123,511	$226,995	$1,632	$7,411	$632,208
Special mention	—	—	4,296	92	4,176	4,869	—	—	13,433
Substandard	—	—	1,664	2,692	8,109	2,551	—	—	15,016
PCD	—	—	9,788	—	7,978	45,416	—	—	63,182
Total commercial real estate	$19,057	$60,032	$124,190	$87,912	$143,774	$279,831	$1,632	$7,411	$723,839

NOOCRE:
Pass	$135,824	$311,588	$522,931	$116,413	$231,653	$405,536	$27,677	$—	$1,751,622
Special mention	—	—	—	—	—	5,184	—	—	5,184
Substandard	—	—	—	—	—	18,876	—	—	18,876
PCD	—	—	18,655	—	6,756	27,293	—	—	52,704
Total commercial real estate	$135,824	$311,588	$541,586	$116,413	$238,409	$456,889	$27,677	$—	$1,828,386

Commercial:
Pass	$62,944	$208,011	$201,677	$115,757	$31,351	$47,577	$1,024,341	$18,252	$1,709,910
Special mention	67	1,440	9,924	233	174	1,852	—	5,961	19,651
Substandard	—	—	3,729	3,883	7,347	2,839	—	192	17,990
PCD	—	—	—	5,040	3,689	21,323	—	—	30,052
Total commercial	$63,011	$209,451	$215,330	$124,913	$42,561	$73,591	$1,024,341	$24,405	$1,777,603

Mortgage warehouse:
Pass	$—	$—	$—	$—	$—	$—	$371,161	$—	$371,161
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$371,161	$—	$371,161

Consumer:
Pass	$1,986	$2,079	$1,620	$4,896	$952	$733	$3,136	$—	$15,402
Substandard	—	—	—	18	—	122	—	—	140
PCD	—	—	—	41	—	188	—	—	229
Total consumer	$1,986	$2,079	$1,620	$4,955	$952	$1,043	$3,136	$—	$15,771

Total Pass	$247,170	$974,652	$1,374,830	$472,189	$485,652	$865,152	$1,501,826	$28,719	$5,950,190
Total Special Mention	67	18,504	14,375	444	4,350	16,392	—	5,961	60,093
Total Substandard	—	—	6,248	7,481	16,552	26,088	—	192	56,561
Total PCD	—	—	28,919	6,076	19,361	102,226	—	—	156,582
Total	$247,237	$993,156	$1,424,372	$486,190	$525,915	$1,009,858	$1,501,826	$34,872	$6,223,426

The following table summarizes the Company’s internal ratings of its loans, including PCD loans, as of December 31, 2019:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129,000	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

Purchased Credit Impaired Loans (Prior to the Adoption of ASU 2016-13)
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that the Company would not be able to collect all contractual amounts due, were accounted for as PCI loans. The carrying amount of PCI loans included in the condensed consolidated balance sheets and the related outstanding balances at December 31, 2019 are set forth in the table below. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off.

December 31, 2019
Carrying amount	$126,125
Outstanding balance	157,417
        Changes in the accretable yield for PCI loans for the three months ended March 31, 2019 are included in table below.

Three Months Ended
March 31, 2019
Balance at beginning of period	$18,747
Additions	18,073
Reclassifications (to) from nonaccretable	(413)
Accretion	(2,545)
Balance at end of period	$33,862
        During the three months ended March 31, 2019, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $390.
Servicing Assets
The Company was servicing loans of approximately $211,941 and $228,638 as of March 31, 2020 and 2019, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$3,113	$1,304
Servicing asset acquired through acquisition	—	2,382
Increase from loan sales	109	461
Amortization charged to income	(232)	(175)
Balance at end of period	$2,990	$3,972
The estimated fair value of the servicing assets approximated the carrying amount at March 31, 2020, December 31, 2019 and March 31, 2019. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2020 and December 31, 2019.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$1,084,962	$—	$1,084,962
Equity securities with a readily determinable fair value	15,373	—	—	15,373
Loans held for sale(1)	—	15,048	—	15,048
Interest rate swaps designated as hedging instruments	—	—	—	—
Customer interest rate swaps not designated as hedging instruments	—	14,654	—	14,654
Correspondent interest rate caps and collars not designated as hedging instruments	—	7	—	7
Financial Liabilities:
Interest rate swaps designated as hedging instruments	—	1,903	—	1,903
Correspondent interest rate swaps not designated as hedging instruments	—	15,743	—	15,743
Customer interest rate caps and collars not designated as hedging instruments	—	7	—	7
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$964,365	$—	$964,365
Equity securities with a readily determinable fair value	11,122	—	—	11,122
Loans held for sale(1)	—	10,068	—	10,068
Correspondent interest rate swaps	—	105	—	105
Customer interest rate swaps	—	4,393	—	4,393
Correspondent interest rate caps and collars	—	11	—	11
Commercial loan interest rate floor	—	3,353	—	3,353
Financial Liabilities:
Correspondent interest rate swaps	—	4,736	—	4,736
Customer interest rate swaps	—	84	—	84
Customer interest rate caps and collars	—	11	—	11
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2020 and 2019.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2020
Assets:
Collateral dependent loans	$—	$—	$12,370	$12,370
Other real estate owned	—	—	7,720	7,720
As of December 31, 2019
Assets:
Impaired loans	—	—	4,504	4,504
Other real estate owned	—	—	5,995	5,995
At March 31, 2020, collateral dependent loans with an allowance had a recorded investment of $12,370, with $5,921 specific allowance for credit loss allocated. At December 31, 2019, impaired loans had a carrying value of $4,504, with $1,602 specific allowance for credit loss allocated.
Other real estate owned consisted of five properties recorded with a fair value of approximately $7,720 at March 31, 2020. Other real estate owned consisted of four properties recorded with a fair value of approximately $5,995 at December 31, 2019.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2020 or December 31, 2019.
Fair Value of Financial Instruments
        The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of securities sold under agreements to repurchase. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

        The estimated fair values and carrying values of all financial instruments under current authoritative guidance as of March 31, 2020 and December 31, 2019 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Cash and cash equivalents	$430,842	$—	$430,842	$—
Held to maturity investments	32,842	—	35,512	—
Loans held for sale	15,048	—	15,048	—
Loans held for investment, mortgage warehouse	371,161	—	—	373,759
Loans held for investment	5,853,735	—	—	5,799,072
Accrued interest receivable	22,059	—	22,059	—
Bank-owned life insurance	81,395	—	81,395	—
Servicing asset	2,991	—	2,991	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	92,809	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,799,945	$—	$5,783,125	$—
Advances from FHLB	1,377,832	—	1,129,409	—
Accrued interest payable	7,881	—	7,881	—
Subordinated debentures and subordinated notes	140,406	—	140,406	—
Securities sold under agreement to repurchase	2,426	—	2,426	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$251,550	$—	$251,550	$—
Held to maturity investments	32,965	—	34,810	—
Loans held for sale	14,080	—	14,080	—
Loans held for investment, mortgage warehouse	183,628	—	—	185,060
Loans held for investment	5,737,577	—	—	5,714,885
Accrued interest receivable	19,508	—	19,508	—
Bank-owned life insurance	80,915	—	80,915	—
Servicing asset	3,113	—	3,113	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	68,348	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,894,350	$—	$5,692,217	$—
Advances from FHLB	677,870	—	708,692	—
Accrued interest payable	5,893	—	5,893	—
Subordinated debentures and subordinated notes	145,571	—	145,571	—
Other borrowings	2,353	—	2,353	—

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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2020 and December 31, 2019 are as shown in the table below.

	March 31, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$500,000	$4,613	$—	$—	$—	$—
Interest rate swap on money market deposit account payments	250,000	—	1,903	—	—	—
Commercial loan interest rate floor	—	—	—	275,000	3,353	—
Total derivatives designated as hedging instruments	750,000	4,613	1,903	275,000	3,353	$—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	272,636	—	15,743	222,394	105	4,736
Interest rate caps and collars	72,894	7	—	90,093	11	—
Commercial customer counterparty:
Interest rate swaps	272,636	14,654	—	222,394	4,393	84
Interest rate caps and collars	72,894	—	7	90,093	—	11
Total derivatives not designated as hedging instruments	691,060	14,661	15,750	624,974	4,509	4,831
Offsetting derivative assets/liabilities		4,620	4,620		(2,895)	(2,895)
Total derivatives	$1,441,060	$23,894	$22,273	$899,974	$4,967	$1,936

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three months ended March 31, 2020 was as follows. We had no cash flow hedges for the three months ended March 31, 2019.

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Net Gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into interest income	Gain recognized in other noninterest income	Net Gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into interest income	Gain recognized in other noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate floor	$1,022	$284	$—	$—	$—	$—
Interest rate swaps	2,710	—	—	—	—	—
Total	$3,732	$284	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars	$—	$—	$501	$—	$—	$250

Cash Flow Hedges
        Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.
In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from an FHLB advance, repurchase agreement, brokered certificate of deposit or some combination.

In March 2020, the Company entered into an interest rate swap for a notional amount of $250,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted money market account borrowings from March 2020 through March 2025.

        In May 2019, the Company entered into a $275,000 notional interest rate floor for commercial loans with a two-year term. The interest rate floor had a purchased floor strike of 2.43%. In February 2020, the Company terminated this interest rate floor. The gain resulting from the termination of the interest rate floor will remain in other comprehensive income (loss) and will be accreted into earnings over the remaining period of the former hedging relationship unless the forecasted transaction becomes probable of not occurring.
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

The following is a summary of the interest rate swaps, caps and collars outstanding as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$272,636	3.140 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 4.3 years	$(15,743)
Interest rate caps and collars	$72,894	2.500% / 3.100%	LIBOR 1 month + 0%	Wtd. Avg. 1.7 years	$7

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$272,636	3.140 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H.15 - 0.250%	Wtd. Avg. 4.3 years	$14,654
Interest rate caps and collars	$72,894	3.000% / 5.000%	LIBOR 1 month + 0% - 2.50%	Wtd. Avg. 1.7 years	$(7)

	December 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$222,394	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$(4,632)
Interest rate caps and collars	$90,093	2.430% / 5.800%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$11

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$222,394	2.944 - 8.470%	LIBOR 1 month + 0% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$4,309
Interest rate caps and collars	$90,093	3.000% / 5.800%	LIBOR 1 month + 0% - 3.75%	Wtd. Avg. 1.5 years	$(11)

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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Commitments to extend credit	$1,607,683	$1,950,350
Standby and commercial letters of credit	34,529	27,196
Total	$1,642,212	$1,977,546
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
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for unfunded commitment credit losses related to those financial instruments. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	March 31,	December 31,
	2020	2019
Beginning balance for allowance for unfunded commitments	$878	$878
Impact of CECL adoption	840	—
Provision for unfunded commitments	3,881	—
Ending balance of allowance for unfunded commitments	$5,599	$878

9. Stock-Based Awards
Veritex 2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
        The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three months ended March 31, 2020. The Company recognized stock compensation expense related to the 2010 Incentive Plan of $2 for the three months ended March 31, 2019.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2020 and 2019, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	275,000	$10.12	2.39 years
Exercised	(15,000)	10.28
Outstanding and exercisable at March 31, 2019	260,000	$10.12	2.11 years

Outstanding at January 1, 2020	257,500	$10.28	1.37 years	$4,971
Exercised	(202,500)	10.14		3,691
Outstanding and exercisable at March 31, 2020	55,000	$10.77	2.02 years	$232

As of March 31, 2020, December 31, 2019 and March 31, 2019 there was no unrecognized stock compensation expense related to non-performance based stock options.
        A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the three months ended March 31, 2020 and 2019 is presented below:

	Fair Value of Options Exercised as of March 31,
	2020	2019
Non-performance based stock options exercised	5,745	390
2019 Amended Plan and Green Acquired Omnibus Plans
2020 Grants of Restricted Stock Units
        During the three months ending March 31, 2020, the Company granted non-performance-based and performance-based restricted stock units (“RSUs”) under the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated the 2014 Omnibus Incentive Plan (“2019 Amended Plan”), and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The majority of the non-performance-based RSUs granted to employees during the three months ended March 31, 2020 are subject to “cliff” vesting after three years from the grant date. There were also non-performance-based RSUs granted to the Company’s directors that vest in four equal quarterly installments from the grant date.
        The performance-based RSUs granted in January 2020 are subject to “cliff” vesting, with a vesting date of January 1, 2023, based on a performance period starting on December 31, 2019 and ending on December 31, 2022. The vesting percentage is determined based on the Company’s total shareholder return (“TSR”) relative to the TSR of 15 peer companies (“Peer Group”) over the performance period. Below is a table showing the range of vesting percentages for the performance-based RSUs based on the Company’s TSR percentile rank.

Vesting %
Below the 24.9th percentile of Peer Group TSR	—%
Within the 25th to 49.9th percentile of Peer Group TSR	50%
Within the 50th the 74.9th percentile of Peer Group TSR	100%
At or above the 75th percentile of Peer Group TSR	150%

        A Monte Carlo simulation was used to estimate the fair value of performance-based RSUs on the grant date that include a market condition based on the Company’s TSR relative to its Peer Group, which determines the eligible number of RSUs to vest.
2020 Grant of Stock Options
        In January 2020, the Company granted non-performance-based options under the 2019 Amended Plan and the Veritex (Green) 2014 Plan, which vest over three years in equal installments on each anniversary of the grant date.
        The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Dividend yield	2.33% to 2.40%
Expected life	5.0 to 6.5 years
Expected volatility	27.49% to 28.78%
Risk-free interest rate	1.65% to 1.76%
The expected life is based on the amount of time that options being valued are expected to remain outstanding. The dividend yield assumption is based on the Company’s dividend history. The expected volatility is based on historical volatility of the Company. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for equity awards under the 2019 Amended Plan was approximately $1,488 for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recognized $1,508 in stock compensation expense.
Stock compensation expense for options and RSUs granted under the Veritex (Green) 2014 Plan was approximately $470 and $385 for the three months ended March 31, 2020 and March 31, 2019, respectively.
There was no compensation expense for liability-classified awards under the 2019 Amended Plan during the three months ended March 31, 2020. Compensation expense for liability-classified awards was $708 for the three months ended March 31, 2019.

2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of March 31, 2020 and 2019, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	449,520	$24.47	8.24 years		—	$—
Granted	75,928	21.38			253,633	21.38
Forfeited	(4,445)	21.38			—	—
Exercised	(11,848)	15.37			—	—
Outstanding at March 31, 2019	509,155	$23.28	8.28 years		253,633	$21.38	9.76 years
Options exercisable at March 31, 2019	437,672	$24.71	8.04 years		—	$—

Outstanding at January 1, 2020	849,768	$23.61	8.24 years	$4,687	—	$—
Granted	144,025	29.13			—	—
Forfeited	(21,891)	28.17			—	—
Exercised	(33,439)	19.19			—	—
Outstanding at March 31, 2020	938,463	$24.51	8.28 years	$—	—	$—		$—
Options exercisable at March 31, 2020	469,983	$24.15	7.50 years	$—	—	$—
Weighted average fair value of options granted during the period		$29.13				$—

As of March 31, 2020, December 31, 2019 and March 31, 2019, there was $3,563, $2,948 and $497 of total unrecognized compensation expense related to equity options awarded under the 2019 Amended Plan, respectively. As of March 31, 2020, there was no unrecognized compensation expense related to liability options awarded under the 2019 Amended Plan. The unrecognized compensation expense at March 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.34 years.

A summary of the status of the Company’s non-performance-based RSUs under the 2019 Amended Plan as of March 31, 2020 and 2019, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Non-performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	133,455	$19.67	—	$—
Granted	66,327	21.38	165,739	21.38
Vested into shares	(196,171)	23.41	—	—
Outstanding at March 31, 2019	3,611	$21.81	165,739	$21.38

Outstanding at January 1, 2020	175,688	$21.65	—	$—
Granted	95,885	29.10	—	—
Vested into shares	(46,926)	28.99	—	—
Outstanding at March 31, 2020	224,647	$24.97	—	$—

A summary of the status of the Company’s performance-based RSUs under the 2019 Amended Plan as of March 31, 2020 and 2019, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	63,988	$21.28	—	$—
Granted	29,282	21.38	32,249	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(14,418)	26.85	—	—
Outstanding at March 31, 2019	27,568	$23.11	32,249	$21.38

Outstanding at January 1, 2020	63,727	$22.76	—	$—
Granted	39,398	29.13	—	—
Vested into shares	(1,841)	26.65	—	—
Outstanding at March 31, 2020	101,284	$25.22	—	$—
As of March 31, 2020, December 31, 2019 and March 31, 2019 there was $7,209, $4,329 and $498 of total unrecognized compensation related to equity RSUs awarded under the 2019 Amended Plan, respectively. As of March 31, 2020, there was no of unrecognized compensation related to liability RSUs awarded under the 2019 Amended Plan. The unrecognized compensation expense at March 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.3 years.

        A summary of the fair value of the Company’s stock options exercised and RSUs vested under the 2019 Amended Plan during the three months ended March 31, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2020	2019
Non-performance-based stock options exercised	943	315
Non-performance-based RSUs vested	116	1,096
Performance-based RSUs vested	18	4,346

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2020 and 2019, and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Exercised	(28,033)	12.89
Outstanding at March 31, 2019	488,538	$23.28	8.35 years
Options exercisable at March 31, 2019	276,745	$15.67	7.27 years

Outstanding at January 1, 2020	386,969	$19.30	7.86 years
Granted	31,075	29.13
Forfeited	(23,736)	21.38
Exercised	(32,526)	19.81
Outstanding at March 31, 2020	361,782	$19.97	7.77 years	$—
Options exercisable at March 31, 2020	214,342	$17.87	6.94 years	$—
Weighted average fair value of options granted during the period		$29.13

As of March 31, 2020, December 31, 2019 and March 31, 2019, there was $1,047, $1,062, and $1,474 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at March 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 1.9 years.

A summary of the status of the Company’s non-performance-based RSUs under the Veritex (Green) 2014 Plan as of March 31, 2020 and 2019 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at March 31, 2019	116,250	$21.38

Outstanding at January 1, 2020	116,250	$21.38
Granted	33,918	29.13
Vested into shares	(38,744)	29.13
Forfeited	(3,492)	29.13
Outstanding at March 31, 2020	107,932	$24.45

A summary of the status of the Company’s performance-based RSUs under the Veritex (Green) 2014 Plan as of March 31, 2020 and 2019 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	$21.38
Outstanding at March 31, 2019	26,145	$21.38

Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at March 31, 2020	33,851	$23.33
As of March 31, 2020, December 31, 2019 and March 31, 2019, there was $2,577, $1,991, and $2,750, respectively, of total unrecognized compensation related to outstanding performance-based RSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.0 years.
        A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2020 and 2019 s presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2020	2019
Non-performance-based stock options exercised	$950	$558
Non-performance-based RSUs vested	142	—

Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan
        In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the three months ended March 31, 2019. No stock options or restricted stock units were awarded from these plans during the three months ended March 31, 2020 or 2019. During the three months ended March 31, 2020, 386,960 stock options granted under the Green 2010 Plan were exercised and no stock options granted under the Green 2006 Plan were exercised. As of March 31, 2020, 179,976 exercisable stock options remain outstanding in the Green 2010 Plan and no exercisable stock options remain outstanding in the Green 2006 Plan.

10. Income Taxes
        Income tax expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Income tax expense (benefit) for the period	$(684)	$1,989
Effective tax rate	(19.8)%	21.2%
For the three months ended March 31, 2020, the Company had an effective tax rate of (19.8)%. The decrease in the effective tax rate was primarily due to a net discrete tax benefit of $1,388 primarily associated with the recognition of excess tax benefit realized on share-based payment awards pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation - Stock Compensation (Topic 718). Excluding the discrete tax item, the Company had an effective tax rate of 22.1% for the three month ended March 31, 2020.

11. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from these actions will not materially affect the financial position or results of operations of the Company.
Qualified Affordable Housing Investment
        As of March 31, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $3,194 and $3,292, respectively. This balance is reflected in other investments on the condensed consolidated balance sheets. The total unfunded commitment related to the investment in certain qualified housing projects totaled $622 and $1,091 as of March 31, 2020 and December 31, 2019, respectively. The Company expects to fulfill these commitments during the year ended 2034.

12. Capital Requirements and Restrictions on Retained Earnings
The Company, on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of March 31, 2020 and December 31, 2019, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2020 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total capital (to risk-weighted assets)
Company	$918,866	12.48%	$589,017	8.0%	n/a	n/a
Bank	912,112	12.37%	589,887	8.0%	$737,358	10.0%
Tier 1 capital (to risk-weighted assets)
Company	730,461	9.92%	441,811	6.0%	n/a	n/a
Bank	834,035	11.31%	442,459	6.0%	589,945	8.0%
Common equity tier 1 to risk-weighted assets
Company	701,401	9.53%	331,197	4.5%	n/a	n/a
Bank	834,035	11.31%	331,844	4.5%	479,330	6.5%
Tier 1 capital (to average assets)
Company	730,461	9.49%	307,887	4.0%	n/a	n/a
Bank	834,035	10.83%	308,046	4.0%	385,058	5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)
Company	$917,939	13.10%	$560,573	8.0%	n/a	n/a
Bank	870,838	12.44%	560,024	8.0%	$700,031	10.0%
Tier 1 capital (to risk-weighted assets)
Company	771,679	11.02%	420,152	6.0%	n/a	n/a
Bank	840,126	12.00%	420,063	6.0%	560,084	8.0%
Common equity tier 1 to risk-weighted assets
Company	742,675	10.60%	315,287	4.5%	n/a	n/a
Bank	840,126	12.00%	315,047	4.5%	455,068	6.5%
Tier 1 capital (to average assets)
Company	771,679	10.17%	303,512	4.0%	n/a	n/a
Bank	840,126	11.07%	303,569	4.0%	379,461	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank. There are no dividend payment limitations by the Bank if the Bank’s capital conservation buffer is greater than 2.5%. The Bank had a capital conservation buffer of 4.37% as of March 31, 2020. Dividends of $8,728, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the three months ended March 31, 2020. Dividends of $25,000 were paid by the Bank to the Company during the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. Except where the content otherwise requires or when otherwise indicated, the terms “Company,” “we,” “us,” “our,” and “our business” refer to Veritex Holdings, Inc. and our wholly owned banking subsidiary, Veritex Community Bank.

This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Special Cautionary Notice Regarding Forward-Looking Statements,” may cause actual results to differ materially from the projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. For additional information concerning forward-looking statements, please read “Special Cautionary Notice Regarding Forward-Looking Statements” below.

Overview

        Veritex Holdings, Inc. is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank (the “Bank”), a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.
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

Recent Developments

Impact of COVID-19

The novel coronavirus (“COVID-19”) pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the policy of the Board of Governors of the Federal Reserve (the “Federal Reserve”) will maintain a low interest rate environment for the foreseeable future.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities during the COVID-19 pandemic, including increasing our liquidity and reserves supported by a strong capital position. Our commercial and consumer customers are experiencing varying degrees of financial distress due to the pandemic and related governmental actions taken in response to the pandemic. In order to protect the health of our customers and employees, and to comply with applicable governmental directives, we have implemented our operational preparedness plan and modified our business practices, including by dispersing critical operation processes, increasing work-from-home capacity, including essential employees for critical processes, and flexible scheduling provided to those that are unable to work from home, as well as implementing our business continuity plans and protocols to the extent necessary.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the SBA Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed, forgivable loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. We have recently partnered with a web-based commercial and SBA lending software platform that manages the origination, processing, closing and monitoring of SBA loans and have provided our customers the ability to apply and qualify for PPP loans through this platform. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. As of April 24, 2020, we had obtained approvals for approximately 1,142 clients totaling approximately $324.9 million in approved loans. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act (PPHCE Act), which provides an additional $310 billion for the PPP and supplements certain other programs

In response to the COVID-19 pandemic, we have also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of April 24, 2020, we have granted temporary modifications on approximately 454 loans, resulting in the deferral of approximately $766.5 million. The CARES Act requires that, for certain residential mortgage loans, we grant forbearance for 180 days at the request of the borrower. Through April 24, 2020 we have received 542 requests that cover a total principal amount of $893.5 million.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. Additionally, the economic pressures, coupled with our implementation in January 2020 of the current expected credit loss (“CECL”) methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses for the first quarter of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Financial position and results of operations

COVID-19 had a material impact on our allowance for credit losses for the first quarter of 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses calculation and resulting provision for credit losses were significantly impacted by the change in the economic forecasts used in the CECL model late in the first quarter of 2020 to reflect the expected impact of COVID-19. Given that forecasted economic scenarios have deteriorated significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly. Refer to our further discussion of the allowance for credit losses below as well as in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Loans and Allowance for Credit Losses,” in the accompanying notes to the condensed consolidated financial statements. Should economic conditions worsen, we could experience further increases in our allowance for credit losses and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans, although the execution of our loan deferment program might temporarily improve this ratio. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with customers affected by COVID-19 to waive fees from a variety of sources, including, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Our interest income could also be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with borrowers affected by COVID-19 to defer their payments, interest, and fees. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge, our interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an economic recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with generally accepted accounting principles in the United States (“GAAP”).

As of March 31, 2020, our goodwill was not impaired. While our stock traded above book value for most of the first quarter of 2020, it traded below book value at quarter end. The effects of the COVID-19 pandemic could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020, we had goodwill of $370.8 million, representing approximately 32% of equity.

As of March 31, 2020, we did not have any impairment with respect to our intangible assets, premises and equipment, equity investments or other long-lived assets. It is possible that the lingering effects of the COVID-19 pandemic could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020, we had intangible assets of $69.4 million, representing approximately 6% of equity.

Credit

Hospitality Exposure

The Company’s exposure to hospitality at March 31, 2020 was $344.3 million, or 5.9% of total loans held for investment, excluding mortgage warehouse. 27% of the Company’s hospitality borrowers are top tier hotels, 49% are national brands, 20% are luxury boutique hotels and 4% are no flag hotels.

Restaurant Exposure

The Company’s exposure to restaurants at March 31, 2020 was $115.9 million, or 2.0% of total loans held for investment, excluding mortgage warehouse. 59% of the Company’s restaurant borrowers are quick service restaurants and 41% are full service restaurants.

Energy Exposure

The Company’s exposure to energy at March 31, 2020 was $15.7 million, or 0.3% of total loans held for investment, excluding mortgage warehouse.

Healthcare Exposure

The Company’s exposure to healthcare at March 31, 2020 was $65.9 million, or 1.1% of total loans held for investment, excluding mortgage warehouse. Healthcare loans do not include loans to practice professionals.

Retail Exposure

The Company’s exposure to retail at March 31, 2020 was $436.3 million, or 7.5% of total loans held for investment, excluding mortgage warehouse. Included in this balance is $55.0 million of grocery-anchored retail centers.

Adoption of New Accounting Standard for Allowance for Credit Losses

On January 1, 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. In addition, ASU 2016-13 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

A summary of the impact of the adoption of ASU 2016-13 is as follows:

•Net decrease in retained earnings of $15.5 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.
•On January 1, 2020, the amortized cost basis of assets purchased with credit deterioration were adjusted to reflect the addition of $19.7 million to the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.
•Increase in the allowance for credit losses of $39.1 million as of January 1, 2020.
•Increase in our allowance for unfunded commitments of $840 thousand as of January 1, 2020. The allowance for unfunded commitments is recorded in accounts payable and other liabilities in the condensed consolidated balance sheets.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

General

        Net income for the three months ended March 31, 2020 was $4.1 million, a decrease of $3.3 million, or 44.2%, from net income of $7.4 million for the three months ended March 31, 2019.
        Basic earnings per share (“EPS”) for the three months ended March 31, 2020 was $0.08, a decrease of $0.06 from $0.14 for the three months ended March 31, 2019. Diluted EPS for the three months ended March 31, 2020 was $0.08, a decrease of $0.05 from $0.13 for the three months ended March 31, 2019.
Net Interest Income

For the three months ended March 31, 2020, net interest income before provisions for credit losses totaled $67.4 million and net interest margin and net interest spread were 3.67% and 3.27%, respectively. For the three months ended March 31, 2019, net interest income totaled $72.9 million and net interest margin and net interest spread were 4.17% and 3.70%, respectively. The decrease in net interest income of $5.5 million was primarily due to a $7.9 million decrease in interest income on loans, partially offset by a $3.8 million decrease in interest expense on interest-bearing demand and savings deposits during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in interest income on loans was due to lower loan yields. The $4.4 million decrease in interest expense on deposit accounts was due to lower rates on deposit accounts. Net interest margin decreased 50 basis points from the three months ended March 31, 2019 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits in the three months ended March 31, 2020. As a result, the average cost of interest-bearing deposits decreased to 1.39% for the three months ended March 31, 2020 from 1.62% for the three months ended March 31, 2019.

For the three months ended March 31, 2020, interest expense totaled $19.6 million and the average rate paid on interest-bearing liabilities was 1.47%. For the three months ended March 31, 2019, interest expense totaled $22.3 million and the average rate paid on interest-bearing liabilities was 1.74%. The decrease in interest expense of $2.7 million was due to a $3.8 million decrease in the average rate paid on interest-bearing demand and savings deposits, partially offset by a $1.6 million increase in interest paid on borrowings.

        The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2020 interest income not recognized on non-accrual loans was $173 thousand. For the three months ended March 31, 2019, interest income not recognized on non-accrual loans was $151 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans[1]	$5,784,965	$76,527	5.32%	$5,731,062	$84,194	5.96%
Loans held for investment, mortgage warehouse	163,646	1,334	3.28	119,781	1,553	5.26
Investment securities	1,038,954	7,397	2.86	926,347	7,232	3.17
Interest-bearing deposits in other banks	308,546	850	1.14	264,138	691	2.39
Other investments	91,917	871	3.72	56,909	1,554	4.92
Total interest-earning assets	7,388,028	86,979	4.74	7,098,237	95,224	5.44
Allowance for credit losses	(44,270)			(20,065)
Noninterest-earning assets	782,024			763,095
Total assets	$8,125,782			$7,841,267

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,638,633	$6,552	1.00%	$2,562,304	$10,366	1.64%
Certificates and other time deposits	1,650,678	8,240	2.01	2,244,194	8,792	1.59
Advances from FHLB	937,901	2,879	1.23	310,697	2,055	2.68
Subordinated debentures and subordinated notes	145,189	1,903	5.27	75,813	1,094	5.85
Total interest-bearing liabilities	5,372,401	19,574	1.47	5,193,008	22,307	1.74

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,523,702			1,427,970
Other liabilities	46,563			30,023
Total liabilities	6,942,666			6,651,001
Stockholders’ equity	1,183,116			1,190,266
Total liabilities and stockholders’ equity	$8,125,782			$7,841,267

Net interest rate spread[2]			3.27%			3.70%
Net interest income		$67,405			$72,917
Net interest margin[3]			3.67%			4.17%
________________________________
1 Includes average outstanding balances of loans held for sale of $10,995 and $7,709 for the three months ended March 31, 2020 and March 31, 2019, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
2 Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
3 Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	For the Three Months Ended
	March 31, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$798	$(8,465)	$(7,667)
Loans held for investment, mortgage warehouse	574	(793)	(219)
Securities	886	(721)	165
Interest-bearing deposits in other banks	264	(968)	180
Other investments	428	(248)	(704)
Total increase in interest income	2,950	(11,195)	(8,245)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	311	(4,125)	(3,814)
Certificates and other time deposits	143	(695)	(552)
Advances from FHLB	4,183	(3,359)	824
Subordinated debentures and subordinated notes	1,009	(200)	809
Total increase in interest expense	5,646	(8,379)	(2,733)
Increase in net interest income	$(2,696)	$(2,816)	$(5,512)

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses.” The provision for credit losses was $31.8 million for the three months ended March 31, 2020, compared to $5.0 million for the same period in 2019, an increase of $26.8 million, or 534.0%. The increase in the recorded provision for credit losses for the three months ended March 31, 2020 was primarily attributable to the incorporated change in the economic forecasts used in the CECL model late in the first quarter of 2020 to reflect the expected impact of the COVID-19 pandemic as of March 31, 2020, as compared to our initial adoption of CECL. In the first quarter of 2020, we also recorded a $3.9 million provision for unfunded commitments, which was also attributable to the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of loans held for investment, excluding mortgage warehouse, was 1.73%, 0.52% and 0.38% of total loans at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,642	$3,517	$125
Loan fees	845	1,677	(832)
Loss on sales of investment securities	—	(772)	772
Gain on sales of loans	746	2,370	(1,624)
Rental income	551	368	183
Other	1,463	1,324	139
Total noninterest income	$7,247	$8,484	$(1,237)

Noninterest income for the three months ended March 31, 2020 decreased $1.2 million, or 14.6%, to $7.2 million compared to noninterest income of $8.5 million for the same period in 2019. The primary driver of the decrease was a decrease in gains on loans sold. We realized gains on loans sold of $746 thousand during the three months ended March 31, 2020 compared to $2.4 million for the same period in 2019. The decrease was primarily due to a $1.6 million decrease on gain on sale of SBA loans as a result of decreased sales of SBA loans.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Three Months Ended		Increase
	March 31,		(Decrease)
	2020	2019	2020 vs. 2019
	(Dollars in thousands)
Salaries and employee benefits	$18,870	$18,885	$(15)
Non-staff expenses:
Occupancy and equipment	4,273	4,129	144
Professional and regulatory fees	2,196	3,418	(1,222)
Data processing and software expense	2,089	1,924	165
Marketing	1,083	619	464
Amortization of intangibles	2,696	2,760	(64)
Telephone and communications	319	395	(76)
Merger and acquisition expense	—	31,217	(31,217)
Other	4,019	3,646	373
Total noninterest expense	$35,545	$66,993	$(31,448)

Noninterest expense for the three months ended March 31, 2020 decreased $31.4 million, or 46.9%, to $35.5 million compared to noninterest expense of $67.0 million for the three months ended March 31, 2019. The most significant components of the decrease were as follows:

Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $2.2 million for the three months ended March 31, 2020 compared to $3.4 million for the same period in 2019, a decrease of $1.2 million, or 35.8%. This decrease was primarily the result of decreases in Federal Deposit Insurance Corporation (“FDIC”) assessment fees of $672 thousand, information technology support fees of $203 thousand, audit and regulatory services of $130 thousand, and legal expense of $106 thousand.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. No merger and acquisition expenses were incurred in the first quarter of 2020, as our acquisition of Green Bancorp, Inc. (“Green”) was completed in 2019.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2020, income tax benefit totaled $684 thousand, a decrease of $2.7 million, or 134.4%, compared to a income tax expense of $2.0 million for the same period in 2019. The decrease was primarily attributable to the decrease in net income from operations to $3.5 million for the three months ended March 31, 2020 from $9.4 million for the same period in 2019.

For the three months ended March 31, 2020, the Company had an effective tax rate of (19.8)%. The decrease in the effective tax rate was primarily due to a net discrete tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, Compensation- Stock Compensation (Topic 718). Excluding the discrete tax item, the Company had an effective tax rate of 22.1% for the three month ended March 31, 2020.

Financial Condition

Our total assets increased $0.5 billion, or 7.2%, from $8.0 billion as of December 31, 2019 to $8.5 billion as of March 31, 2020. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2020, total loans were $6.2 billion, an increase of $0.3 billion, or 5.1%, compared to $5.9 billion as of December 31, 2019. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $15.0 million and $14.1 million in loans were classified as held for sale as of March 31, 2020 and December 31, 2019, respectively.

Total loans as a percentage of deposits were 107.3% and 100.5% as of March 31, 2020 and December 31, 2019, respectively. Total loans excluding mortgage warehouse loans as a percentage of deposits were 100.9% and 97.3% as of March 31, 2020 and December 31, 2019, respectively.Total loans as a percentage of assets were 72.9% and 74.4% as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2020		2019
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,777,603	28.6%	$1,712,838	28.9%
Mortgage warehouse	371,161	6.0%	183,628	3.1%
Real estate:
Owner Occupied CRE (“OOCRE”)	723,839	11.6%	706,782	11.8%
Non-owner Occupied CRE (“NOOCRE”)	1,828,386	29.4%	1,784,201	30.1%
Construction and land	566,470	9.1%	629,374	10.6%
Farmland	14,930	0.2%	16,939	0.3%
1-4 family residential	536,892	8.6%	549,811	9.3%
Multifamily	388,374	6.2%	320,041	5.4%
Consumer	15,771	0.3%	17,457	0.3%
Total loans held for investment	$6,223,426	100.0%	$5,921,071	100.0%

Total loans held for sale	$15,048	100.0%	$14,080	100.0%

Nonperforming Assets

The following table presents information regarding non-performing assets at the dates indicated:

	As of March 31,	As of December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans	$38,836	$29,779
Accruing loans 90 or more days past due	4,764	3,660
Total nonperforming loans	43,600	33,439
Other real estate owned:
Commercial	—	4,242
Commercial real estate, construction, land and land development	6,071	1,087
Residential real estate	1,649	666
Total other real estate owned	7,720	5,995
Total nonperforming assets	$51,320	$39,434
Restructured loans—non-accrual	1,500	1,457
Restructured loans—accruing	1,641	686
Ratio of nonperforming loans to total loans	0.75%	0.56%
Ratio of nonperforming assets to total assets	0.60%	0.50%

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2020	2019
	(Dollars in thousands)
Commercial	$14,395	$5,672
Mortgage warehouse	—	—
Real estate:
OOCRE	18,876	18,876
NOOCRE	—	—
Construction and land	785	567
Farmland	—	—
1-4 family residential	912	1,581
Multifamily	—	—
Consumer	74	54
Total	$35,042	$29,779

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$554,823	$3,935	$2,107	$—	$5,605	$566,470
Farmland	14,930	—	—	—	—	14,930
1 - 4 family residential	528,824	826	2,432	—	4,810	536,892
Multi-family residential	371,310	17,064	—	—	—	388,374
Nonfarm nonresidential	2,377,677	24,578	34,084	—	115,886	2,552,225
Commercial	1,716,063	13,690	17,798	—	30,052	1,777,603
Mortgage warehouse	371,161	—	—	—	—	371,161
Consumer	15,402	—	140	—	229	15,771
Total	$5,950,190	$60,093	$56,561	$—	$156,582	$6,223,426

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

Allowance for credit losses (“ACL”) on loans held for investment
The ACL is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 – “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of		As of
	March 31, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$6,838	6.8%	$3,822	12.8%
Farmland	58	0.1	61	0.2
1 - 4 family residential	8,318	8.2	1,378	4.6
Multi-family residential	4,899	4.9	1,965	6.6
OOCRE	16,461	16.3	1,978	6.6
NOOCRE	25,681	25.4	8,139	27.3
Total real estate	$62,255	61.7%	$17,343	58.1%
Commercial	38,110	37.7	12,369	41.5
Consumer	618	0.6	122	0.4
Total allowance for credit losses	$100,983	100.0%	$29,834	100.0%

The ACL increased $71.2 million, or 238.5%, as of March 31, 2020 from December 31, 2019. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $39.1 million to the ACL. The primary reasons for the increase in required ACL are the Company’s adoption of CECL on January 1, 2020 and significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period and created the need for $31.8 million of additional ACL.

The Company uses the discounted cash flow (DCF) method to estimate ACL for non-PCD owner occupied and non-owner occupied commercial real estate, construction and land development, 1-4 family residential, commercial and consumer loan pools. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. See Note 1 – “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this report for discussion of our DCF methodology and economic projections.

Consistent forecasts of the loss drivers are used across the loan segments. For all DCF models at March 31, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and the Company will revert back to a historical loss rate over an additional four quarters on a straight-line basis. At March 31, 2020 the Company forecasted a significant increase in Texas unemployment and a year over year percentage decrease in Texas gross domestic product growth. The Company projected gradual improvement in the loss drivers over the next three quarters with these loss drivers remaining below historical trends over the past several years.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ACL:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$5,948,611	$5,850,323
Amortized costs of loans outstanding at end of period(1)	$6,200,086	$5,778,200
Allowance for credit losses at beginning of period	$29,834	$19,255
Impact of adopting ASC 326	39,137	—
Provision for credit losses	31,776	5,012
Charge-offs:
Real estate:
Commercial	—	(2,654)
Consumer	(68)	(74)
Total charge-offs	(68)	(2,728)
Recoveries:
Real estate:
Residential	1	8
Commercial	29	10
Consumer	274	46
Total recoveries	304	64
Net charge-offs	236	(2,664)
Allowance for credit losses at end of period	$100,983	$21,603
Ratio of allowance to end of period loans	1.63%	0.38%
Ratio of net charge-offs to average loans	—%	0.05%
(1)Excludes loans held for sale.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2019 to March 31, 2020. Loan balances increased from $5.9 billion as of December 31, 2019 to $6.2 billion as of March 31, 2020. Net charge-offs represented 0.00% and 0.05% of average loan balances for the three months ended March 31, 2020 and 2019, respectively.

Equity Securities
As of March 31, 2020, we held equity securities with a readily determinable fair value of $15.4 million compared to $11.1 million as of December 31, 2019. These equity securities primariliy represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million at March 31, 2020 and December 31, 2019, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Debt Securities
We use our debt securities portfolio, which includes both available for sale and held to maturity debt securities, to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2020, the carrying amount of debt securities totaled $1.1 billion, an increase of $120.5 million, or 12.1%, compared to $997.3 million as of December 31, 2019. The increase was primarily due to purchases of securities of $200.7 million, offset by maturities, calls, and paydowns of $107.7 million. Securities represented 13.1% and 12.1% of total assets as of March 31, 2020 and December 31, 2019, respectively.

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

        Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2020, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no provision for credit losses have been recognized in the Company’s condensed consolidated statements of income. The Company also recored no allowance for credit losses for its held to matury debt securities as of March 31, 2020.
        As of March 31, 2020 and December 31, 2019, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits
Total deposits as of March 31, 2020 were $5.8 billion, a decrease of $94.4 million, or 1.6%, compared to $5.9 billion as of December 31, 2019. The decrease from December 31, 2019 was primarily the result of decreases of $118.1 million and $7.2 million in financial institution money market accounts and noninterest-bearing demand deposits, respectively, partially offset by an increase in time deposits of $30.9 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Subordinated Debentures and Subordinated Notes
        Subordinated Notes - In connection with our acquisition of Green, on January 1, 2019, we assumed $35 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Fixed-to-Floating Notes”) that mature on December 15, 2026. The Fixed-to-Floating Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.
During the floating rate period from December 15, 2021, to but excluding the maturity date or date of earlier redemption, the Fixed-to-Floating Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Fixed-to-Floating Notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. We may elect to redeem the Fixed-to-Floating Notes (subject to regulatory approval), in whole or in part, on any early redemption date, which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. We may also redeem (subject to regulatory approval), in whole but not in part, the Fixed-to Floating Notes prior to an early redemption date upon the occurrence of certain events at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Fixed-to-Floating Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization.
A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Subordinated notes	$108,508	$113,467
Unamortized debt premium	1,820	2,081
Total subordinated notes	$110,328	$115,548
Subordinated Debentures Trust Preferred Securities. The following subordinated debentures trust preferred securities were outstanding at the dates indicated in the table below:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Subordinated debentures	$33,868	$33,868
Debt discount	(3,790)	(3,845)
Total subordinated debentures	$30,078	$30,023

A summary of pertinent information related to our issues of subordinated debentures outstanding at March 31, 2020 is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
	(Dollars in thousands)
Parkway National Capital Trust I	$3,093	3-month LIBOR +1.85%	December 2036
SovDallas Capital Trust I	$8,609	3-month LIBOR +4.0%	July 2038
Patriot Bancshares Capital Trust I	$5,155	3-month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	$17,011	3-month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037
(1) The 3-month LIBOR in effect as of March 31, 2020 was 1.5%.
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

Federal Home Loan Bank (“FHLB”) Advances
        The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of March 31, 2020 and December 31, 2019, total borrowing capacity of $429.3 million and $752.7 million, respectively, was available under this arrangement and $1.4 billion and $677.9 million, respectively, was outstanding with a weighted average interest rate of 0.95% for the three months ended March 31, 2020 and 1.99% for the year ended December 31, 2019. FHLB has also issued standby letters of credit to the Company for $513.4 million and $481.7 as of each of March 31, 2020 and December 31, 2019, respectively.Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Reserve Bank of Dallas.
The Federal Reserve Bank of Dallas ("FRB") has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2020 and December 31, 2019, $888.6 million and $843.9 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of March 31, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2020 and the year ended December 31, 2019, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate $175.0 million and $150.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no advances under these lines of credit outstanding as of March 31, 2020 and December 31, 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.1 billion for the three months ended March 31, 2020 and $8.0 billion for the year ended December 31, 2019.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	18.6%
Interest-bearing	32.5	33.3
Certificates and other time deposits	20.3	25.1
Advances from FHLB	11.5	6.3
Other borrowings	1.8	1.1
Other liabilities	0.5	0.6
Stockholders’ equity	14.6	15.0
Total	100.0%	100.0%
Uses of Funds:
Loans	72.7%	73.6%
Securities available-for-sale	12.8	12.3
Interest-bearing deposits in other banks	3.8	0.8
Other noninterest-earning assets	10.7	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	26.2%	35.9%
Average loans to average deposits	101.6%	96.1%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans net of allowance for credit loss increased 0.7% for the three months ended March 31, 2020 compared to the year ended December 31, 2019. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2020, we had $1.6 billion in outstanding commitments to extend credit and $34.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $2.0 billion in outstanding commitments to extend credit and $27.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2020, we had cash and cash equivalents of $430.8 million compared to $251.6 million as of December 31, 2019.
Analysis of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$39,730	$17,876
Net cash (used in) provided by investing activities	(403,130)	112,771
Net cash provided by financing activities	542,692	124,377
Net change in cash and cash equivalents	$179,292	$255,024

Cash Flows Provided by Operating Activities
        For the three months ended March 31, 2020, net cash provided by operating activities increased by $21.9 million when compared to the same period in 2019. The increase in cash from operating activities was primarily related to the Company having no merger and acquisition expenses in the three months ended March 31, 2020 as compared to $31.2 million of merger and acquisition expenses in the three months ending March 31, 2019.
Cash Flows(Used in) Provided by Investing Activities
        For the three months ended March 31, 2020, net cash used in investing activities increased by $515.9 million when compared to the same period in 2019. The increase in cash used in investing activities was primarily attributable to a $297.5 million increase in net loans held for investment, $112.7 million of cash received in excess of cash paid for the acquisition of Green during 219 with no corresponding cash received in excess of cash paid in 2020, and a decrease of $108.9 million in cash from sales of securities available for sale for the three months ended March 31, 2020.
Cash Flows Provided by Financing Activities
        For the three months ended March 31, 2020, net cash provided by financing activities increased by $418.3 million when compared to the same period in 2019. The increase in cash provided by financing activities was primarily attributable to a $775.0 million increase in advances from the FHLB, partially offset by a $308.8 million decrease in deposits for the three months ended March 31, 2020.
        As of the three months ended March 31, 2020 and 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
        On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program does not obligate the Company to purchase any shares, and the program may be terminated or amended by the Board at any time prior to its expiration.
During the three months ended March 31, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. During the three months ended March 31, 2019, 316,600 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.42.

Capital Resources
Total stockholders’ equity decreased to $1.1 billion as of March 31, 2020, compared to $1.2 billion as of both March 31, 2019 and December 31, 2019, a decrease of $41.5 million, or 3.5%. The decrease from both March 31, 2019 and December 31, 2019 was primarily the result of $49.6 million in stock buybacks, $8.7 million in dividends declared and paid and $15.5 million in CECL transition during the three months ended March 31, 2020. By comparison, total stockholders’ equity increased to $1.2 billion as of March 31, 2019, compared to $530.6 million as of December 31, 2019, an increase of $663.1 million, or 125.0%. The increase from December 31, 2019 was primarily the result of the acquisition of Green and $7.4 million in net income during the three months ended March 31, 2019.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$918,866	12.48%	$917,939	13.10%
Tier 1 capital (to risk-weighted assets)	730,461	9.92	771,679	11.02
Common equity tier 1 (to risk-weighted assets)	701,401	9.53	742,675	10.60
Tier 1 capital (to average assets)	730,461	9.49	771,679	10.17
Veritex Community Bank
Total capital (to risk-weighted assets)	$912,112	12.37%	$870,838	12.44%
Tier 1 capital (to risk-weighted assets)	834,035	11.31	840,126	12.00
Common equity tier 1 (to risk-weighted assets)	834,035	11.31	840,126	12.00
Tier 1 capital (to average assets)	834,035	10.83	840,126	11.07

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
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company’s commitments to extend credit and outstanding standby letters of credit were $1.6 billion and $34.5 million, respectively, as of March 31, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Subsequent Events
        On April 28, 2020, we announced that our Board of Directors declared a regular cash dividend of $0.17 per share on our outstanding common stock, payable on or after May 21, 2020 to shareholders of record as of May 7, 2020.
LIBOR Transition
        On July 27, 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of March 31, 2020, the Company had approximately $1.1 billion of loans indexed to LIBOR that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
        The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate as its preferred rate as an alternative to LIBOR. In 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes, securitizations, and adjustable rate mortgage loans. The International Swaps and Derivatives Association, Inc. has developed fallback language that it expects to complete later in 2020.
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

Critical Accounting Policies
        Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies that involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and allowance for credit losses, business combinations, investment securities, and loans held for sale. On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The impact of adopting this standard resulted in an increase in our allowance for credit losses of $39.1 million. Since December 31, 2019, there have been no other changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019, except for those updates discussed in Note 1 - “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements
        This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, the effects of the COVID-19 pandemic and actions taken in response thereto, our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
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
•risks associated with our commercial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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
        The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.51%	14.34%	14.51%	12.01%
+ 200	10.21%	11.45%	9.89%	9.42%
+ 100	5.59%	7.16%	5.17%	5.76%
Base	—%	—%	—%	—%
−100	(4.50)%	(8.29)%	(3.99)%	(8.03)%
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

Changes in internal control over financial reporting — In connection with the adoption of ASC 326 effective January 1, 2020, the Company has made appropriate design and implementation updates to its business processes, systems and internal controls to support recognition and disclosure under the new standard. The Company’s adoption and implementation of ASU 2016-13 is discussed in Note 1 - “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in Item 1. Financial Statements.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
        There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The novel coronavirus (“COVID-19”) and the impact of actions to mitigate it could have a material adverse effect our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in early April 2020, we began processing loan applications under the Paycheck Protection Program created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred interest on 4-year loans to small and mid-sized businesses. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain..

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;
•impair the value of collateral securing loans (particularly with respect to real estate);

•impair the value of our securities portfolio;
•require an increase in our allowance for credit losses or unfunded commitments;
•adversely affect the stability of our deposit base, or otherwise impair our liquidity;
•result in a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded;
•reduce our wealth management revenues and the demand for our products and services;
•create stress on our operations and systems associated with our participation in the Paycheck Protection Program as a result of high demand and volume of applications;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the Paycheck Protection Program and other new programs in which we participate;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•increase cyber and payment fraud risk, given increased online and remote activity; and
•broadly result in lost revenue and income.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium-sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 may result in a material adverse effect to our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. The following repurchases were made under the Stock Buyback Program during the three months ended March 31, 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
January 1, 2020 - January 31, 2020	77,800	$28.22	77,800	$78,272,000
February 1, 2020 - February 28, 2020	1,052,506	27.89	1,052,506	48,912,000
March 1, 2020 - March 31, 2020	871,905	20.72	871,905	30,850,000
	2,002,211	$24.78	2,002,211	$30,850,000

1 The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019 in the dollar amount authorized for repurchase, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 7, 2020	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)