Form 10-Q
period 2020-06-30
Veritex Holdings, Inc.
filed 2020-08-05
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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

As of August 4, 2020, there were 49,647,366 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
as of June 30, 2020 and December 31, 2019
(Dollars in thousands, except par value and share information)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$70,203	$65,151
Interest bearing deposits in other banks	90,103	186,399
Total cash and cash equivalents	160,306	251,550
Debt securities available-for-sale, at fair value	1,080,070	964,365
Debt securities held-to-maturity (fair value of $35,211 and $34,810, at June 30, 2020 and December 31, 2019, respectively)	31,991	32,965
Equity securities	19,410	14,697
Federal Home Loan Bank of Dallas Stock (“FHLB”) and Federal Reserve Bank Stock	83,785	68,348
Investment in trusts	1,018	1,018
Total investments	1,216,274	1,081,393
Loans held for sale	28,041	14,080
Loans held for investment, Paycheck Protection Program (“PPP”) loans, carried at fair value	398,949	—
Loans held for investment, mortgage warehouse (“MW”)	441,992	183,628
Loans held for investment, excluding MW and PPP	5,726,873	5,737,577
Less: Allowance for credit losses	(115,365)	(29,834)
Total loans held for investment, net	6,452,449	5,891,371
Bank-owned life insurance	81,876	80,915
Bank premises, furniture and equipment, net	115,560	118,536
Other real estate owned	7,716	5,995
Intangible assets, net of accumulated amortization of $27,460 and $19,997, at June 30, 2020 and December 31, 2019, respectively	66,705	72,263
Goodwill	370,840	370,840
Other assets	88,091	67,994
Total assets	$8,587,858	$7,954,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,907,697	$1,556,500
Interest-bearing transaction and savings deposits	2,714,149	2,654,972
Certificates and other time deposits	1,503,701	1,682,878
Total deposits	6,125,547	5,894,350
Accounts payable and other liabilities	64,625	37,427
Accrued interest payable	4,088	6,569
Advances from FHLB	1,087,794	677,870
Subordinated debentures and subordinated notes	140,283	145,571
Securities sold under agreements to repurchase	1,772	2,353
Total liabilities	7,424,109	6,764,140
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,447,669 and 54,876,580 shares issued at June 30, 2020 and December 31, 2019, respectively; 49,632,747 and 51,063,869 shares outstanding at June 30, 2020 and December 31, 2019, respectively	555	549
Additional paid-in capital	1,122,063	1,117,879
Retained earnings	143,277	147,911
Accumulated other comprehensive income	42,014	19,061
Treasury stock, 5,814,922 and 3,812,711 shares at cost at June 30, 2020 and December 31, 2019, respectively	(144,160)	(94,603)
Total stockholders’ equity	1,163,749	1,190,797
Total liabilities and stockholders’ equity	$8,587,858	$7,954,937

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$70,440	$86,786	$148,301	$172,533
Investment securities	7,825	7,397	15,222	14,629
Deposits in financial institutions and Fed Funds sold	186	1,372	1,057	2,926
Other investments	891	622	1,741	1,313
Total interest and dividend income	79,342	96,177	166,321	191,401
Interest expense:
Transaction and savings deposits	2,471	11,405	9,023	21,771
Certificates and other time deposits	6,515	10,145	14,755	18,937
Advances from FHLB	2,801	2,187	5,680	4,242
Subordinated debentures and subordinated notes	1,798	998	3,701	2,092
Total interest expense	13,585	24,735	33,159	47,042
Net interest income	65,757	71,442	133,162	144,359
Provision for credit losses	16,172	3,335	47,948	8,347
Provision for unfunded commitments	2,799	—	6,680	—
Net interest income after provision for credit losses	46,786	68,107	78,534	136,012
Noninterest income:
Service charges and fees on deposit accounts	2,960	3,422	6,602	6,939
Loan fees	1,240	1,932	2,085	3,609
Gain (loss) on sales of investment securities	2,879	(642)	2,879	(1,414)
Gain on sale of mortgage loans held for sale	308	143	450	256
Government guaranteed loan income, net	11,006	961	11,445	3,218
Rental income	547	373	1,098	741
Other	2,350	(155)	3,978	1,169
Total noninterest income	21,290	6,034	28,537	14,518
Noninterest expense:
Salaries and employee benefits	20,019	17,459	38,889	36,344
Occupancy and equipment	3,994	4,014	8,267	8,143
Professional and regulatory fees	2,796	2,814	4,992	6,232
Data processing and software expense	2,434	2,309	4,523	4,233
Marketing	561	961	1,644	1,580
Amortization of intangibles	2,696	2,719	5,392	5,479
Telephone and communications	308	625	627	1,020
Merger and acquisition expense	—	5,790	—	37,007
COVID expenses	1,245	—	1,245	—
Other	6,008	3,205	10,027	6,851
Total noninterest expense	40,061	39,896	75,606	106,889
Income before income tax expense	28,015	34,245	31,465	43,641
Income tax expense	3,987	7,369	3,303	9,358
Net income	$24,028	$26,876	$28,162	$34,283
Basic earnings per share	$0.48	$0.50	$0.56	$0.63
Diluted earnings per share	$0.48	$0.49	$0.56	$0.62
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$24,028	$26,876	$28,162	$34,283
Other comprehensive (loss) income:
Net unrealized gains on securities available-for-sale:
Change in net unrealized gains on securities available-for-sale during the period	4,773	10,883	33,260	22,680
Reclassification adjustment for net (gains) losses included in net income	(2,879)	642	(2,879)	1,414
Net unrealized gains on securities available-for-sale	1,894	11,525	30,381	24,094

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(4,668)	1,620	(936)	1,620
Other comprehensive (loss) income, before tax	(2,774)	13,145	29,445	25,714
Income tax expense	(518)	2,420	6,492	5,043
Other comprehensive (loss) income, net of tax	(3,292)	10,725	22,953	20,671
Comprehensive income	$20,736	$37,601	$51,115	$54,954

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	49,557,364	$554	5,814,922	$(144,160)	$1,119,757	$127,812	$45,306	$1,149,269
Restricted stock units vested, net of 2,501 shares withheld to cover tax withholdings	17,447	—	—	—	(41)	—	—	(41)
Exercise of employee stock options (no shares withheld for taxes or exercise)	57,936	1	—	—	502	—	—	503
Stock based compensation	—	—	—	—	1,845	—	—	1,845
Net income	—	—	—	—	—	24,028	—	24,028
Dividends paid	—	—	—	—	—	(8,563)	—	(8,563)
Other comprehensive loss	—	—	—	—	—	—	(3,292)	(3,292)
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749

Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2019	54,236,048	$543	326,600	$(7,799)	$1,109,386	$84,559	$7,016	$1,193,705
Restricted stock units vested, net of 866 shares withheld to cover tax withholdings	31,494	—	—	—	(4)	—	—	(4)
Exercise of employee stock options, net of 3,763 shares for taxes	45,206	1	—	—	519	—	—	520
Stock buyback	(855,262)	(9)	855,262	(22,074)	—	—	—	(22,083)
Stock based compensation	—	—	—	—	934	—	—	934
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	1,403
Net income	—	—	—	—	—	26,876	—	26,876
Dividends paid	—	—	—	—	—	(6,783)	—	(6,783)
Other comprehensive income	—	—	—	—	—	—	10,725	10,725
Balance at June 30, 2019	53,457,486	$535	1,181,862	$(29,873)	$1,112,238	$104,652	$17,741	$1,205,293

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units vested, net of 21,180 shares withheld to cover tax withholdings	86,279	1	—	—	(644)	—	—	(643)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover tax withholdings and exercise price, respectively	474,810	5	—	—	916	—	—	921
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)		—	—	(49,557)
Stock based compensation	—	—	—	—	3,803	—	—	3,803
Net income	—	—	—	—	—	28,162	—	28,162
Dividends paid	—	—	—	—	—	(17,291)	—	(17,291)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	22,953	22,953
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749

Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	12,484
Restricted stock units vested, net of 53,586 shares withheld to cover tax withholdings	226,229	2	—	—	(1,285)	—	—	(1,283)
Exercise of employee stock options, net of 13,709 shares withheld to cover taxes	118,674	2	—	—	1,391	—	—	1,393
Stock buyback	(1,171,862)	(12)	1,171,862	(29,803)	—	—	—	(29,815)
Stock based compensation	—	—	—	—	18,491	—	—	18,491
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	1,403
Net income	—	—	—	—	—	34,283	—	34,283
Dividends paid	—	—	—	—	—	(13,599)	—	(13,599)
Other comprehensive income	—	—	—	—	—	—	20,671	20,671
Balance at June 30, 2019	53,457,486	$535	1,181,862	$(29,873)	$1,112,238	$104,652	$17,741	$1,205,293
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2020 and 2019
(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$28,162	$34,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	7,856	7,944
Net accretion of time deposit premium, debt discount, net and debt issuance costs	(974)	(5,083)
Provision for credit losses and unfunded commitments	54,628	8,347
Accretion of loan purchase discount	(7,454)	(13,009)
Stock-based compensation expense	3,803	18,491
Compensation expense, liability-classified awards	—	1,403
Excess tax benefit from stock compensation	(1,423)	(25)
Net amortization of premiums on debt securities	1,746	1,113
Unrealized gain on equity securities recognized in earnings	(213)	(293)
Change in cash surrender value of bank-owned life insurance	(961)	(994)
Net (gain) loss on sales of investment securities	(2,879)	1,414
Change in fair value of government guaranteed loans using fair value option	1,675	(107)
Gain on sales of mortgage loans held for sale	(449)	(256)
Gain on sales of government guaranteed loans	(604)	(3,111)
Originations of loans held for sale	(52,164)	(17,046)
Proceeds from sales of loans held for sale	39,586	20,503
Loss on sale of other real estate owned	209	—
Gain on sale of bank premises, furniture and equipment	(358)	—
Net loss on sale of branches	—	474
Change in fair value of other investments	—	425
Increase in other assets	(13,291)	(5,771)
Increase (decrease) in accounts payable and other liabilities and accrued interest payable	10,706	(8,670)
Net cash provided by operating activities	67,601	40,032
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	—	112,710
Cash settlement for sale of held for sale branches	—	7,153
Purchases of securities available for sale	(321,465)	(376,357)
Proceeds from sales of securities available for sale	90,897	254,397
Proceeds from maturities, calls and pay downs of available for sale securities	146,525	53,694
Purchases of securities held to maturity	—	(8,137)
Maturity, calls and paydowns of securities held to maturity	826	1,179
Purchases of other investments, net	(20,150)	(18,052)
Net loans originated	(636,536)	(134,418)
Proceeds from sale of Small Business Administration (“SBA”) loans	8,384	37,158
Net additions to bank premises, furniture and equipment	(1,090)	(2,220)
Proceeds from sales of bank premises, furniture and equipment	2,157
Proceeds from sales of other real estate owned	1,843	—
Net cash used in investing activities	(728,609)	(72,893)
Cash flows from financing activities:
Net change in deposits	231,882	73,027
Net change in advances from Federal Home Loan Bank	409,924	184,926
Redemption of subordinated debt	(5,000)	—
Net change in securities sold under agreement to repurchase	(581)	(415)
Payments to tax authorities for stock-based compensation	(3,790)	(1,283)
Proceeds from exercise of employee stock options	4,068	1,393
Proceeds from exercise of stock warrants	109	—
Purchase of treasury stock	(49,557)	(29,815)
Dividends paid	(17,291)	(13,599)
Net cash provided by financing activities	569,764	214,234
Net (decrease) increase in cash and cash equivalents	(91,244)	181,373
Cash and cash equivalents at beginning of period	251,550	84,449
Cash and cash equivalents at end of period	$160,306	$265,822
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at June 30, 2020 and December 31, 2019, condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, condensed consolidated stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and condensed consolidated cash flows for the six months ended June 30, 2020 and 2019. Certain prior period balances have been reclassified to conform to the current period presentation.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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
Reclassifications
Multiple items in the Company’s prior year financial statements were reclassified to conform to the current presentation, including (i) the reclassification on the Condensed Consolidated Statement of Income from net gain on sales of loans and other assets owned to government guaranteed loan income, net for $961 and $3,218 for the three and six months ended June 30, 2019, respectively, and (ii) the reclassification on the Condensed Consolidated Statement of Cash Flows from change in other assets to unrealized gain on equity securities recognized in earnings of $293 for the six months ended June 30, 2019.
Earnings Per Share
Earnings per share (“EPS”) are based upon the Company’s weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings (numerator)
Net income	$24,028	$26,876	$28,162	$34,283
Shares (denominator)
Weighted average shares outstanding for basic EPS	49,597	53,969	50,161	54,130
Dilutive effect of employee stock-based awards	130	960	222	901
Adjusted weighted average shares outstanding	49,727	54,929	50,383	55,031
EPS:
Basic	$0.48	$0.50	$0.56	$0.63
Diluted	$0.48	$0.49	$0.56	$0.62

For the three and six months ended June 30, 2020, there were 1,651 and 1,353 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, respectively. For the three and six months ended June 30, 2019, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

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

On March 22, 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modification using ASC 310-40. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings (“TDRs”). This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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

For the six months ended June 30, 2020, the Company had 759 modifications of loans (“Round 1”) with aggregate principal balances $1.2 billion that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. The majority of these modifications allow 90-day deferment of principal and/or interest payments. We anticipate $288.1 million of the Round 1 deferments to request an extension and extension to 180-day deferment of principal and/or interest payments.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the condensed consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2020 and 2019.

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

Acquired Loans

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. The Company will utilize a probability of default/loss given default (“PD/LGD”) model to estimate expected credit losses for our PCD loans and pools.

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

Discounted Cash Flow Method

The Company uses the DCF method to estimate expected credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

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

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis as of the reporting period. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

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

Probability of Default/Loss Given Default Method

The Company uses the PD/LGD method to estimate expected credit losses for the construction and land, 1-4 family residential, OOCRE, NOOCRE, commercial and consumer PCD loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, time to recovery, probability of default, and loss given default.

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

The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for credit losses for unfunded commitments included in the Company’s condensed consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in accounts payable and other liabilities on the Company’s condensed consolidated balance sheets.

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

Fair Value Option

On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of June 30, 2020, the Company had held for sale government guaranteed loans and held for investment PPP loans that the Company had elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income.The Company had a change in fair value for loans the Company elected to carry at fair value of $10,567 and $8,227 for the three and six months ended June 30, 2020, respectively, as compared to $2,257 and $2,507 for the three and six months ended June 30, 2019, respectively, that was recorded in government guaranteed loan income, net on the Condensed Consolidated Statements of Income. In addition, the Company records upfront costs and fees as incurred that are related to items for which the fair value option is elected through noninterest income. For the three and six month ended June 30, 2020, respectively, the Company recognized upfront fees of $12,516 on PPP loans through government guaranteed loan income, net on the Condensed Consolidated Statements of Income. There were minimal fees recognized on loans electing the fair value option for the three and six months ended June 30, 2019.

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

During the second quarter of 2020, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of continued economic disruption occurring after the first quarter of 2020 primarily due to the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value and proceeded to perform an interim quantitative impairment test. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of quantitative evaluation, the Company determined that, as of June 30, 2020, the fair value of the Company's reporting unit exceeded its related carrying value, and therefore goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$35,116	$40,282
Cash paid for income taxes	2,330	6,300
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$—	$9,380
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid in capital	—	788
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	—	(48)
Net foreclosure of other real estate owned and repossessed assets	4,100	1,748
Transfer of other real estate owned to other assets for losses incurred upon sale and expected to be collected from the SBA	327	—
Reclassification of branch assets held for sale to loans held for investment	—	26,171
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	—	1,173
Non-cash assets acquired in business combination
Investment securities	$—	$660,792
Non-marketable equity securities	—	40,287
Loans held for sale	—	9,360
Loans held for investment	—	3,245,248
Accrued interest receivable	—	11,395
Bank-owned life insurance	—	56,841
Bank premises, furniture and equipment	—	36,855
Investment in trusts	—	666
Intangible assets, net	—	65,718
Goodwill	—	208,774
Other assets	—	12,649
Right of use asset	—	9,373
Deferred taxes	—	11,954
Current taxes	—	2,030
Assets held for sale	—	85,307
Total assets	$—	$4,457,249
Non-cash liabilities assumed in business combination
Non-interest-bearing deposits	$—	$825,364
Interest-bearing deposits	—	1,300,825
Certificates and other time deposits	—	1,346,915
Accounts payable and accrued expenses	—	26,261
Lease liability	—	9,373
Accrued interest payable and other liabilities	—	5,181
Securities sold under agreements to repurchase	—	3,226
Advances from Federal Home Loan Bank	—	300,000
Subordinated debentures and subordinated notes	—	56,233
Liabilities held for sale	—	52,682
Total liabilities	$—	$3,926,060

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

        During the three months ended June 30, 2020, there were no shares repurchased through the Stock Buyback Program. During the six months ended June 30, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. During the three and six months ended June 30, 2019, 855,262 and 1,171,862 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $25.82 and $25.44, respectively.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $15,835 and $11,122 at June 30, 2020 and December 31, 2019, respectively. The Company had no realized gains or losses on equity securities with a readily determinable fair value during the three and six months ended June 30, 2020 and 2019. The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gain recognized on equity securities with a readily determinable fair value	$462	$157	$213	$293
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 as of June 30, 2020 and December 31, 2019.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available for sale and held to maturity securities are as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Corporate bonds	$150,923	$2,874	$2,468	$—	$151,329
Municipal securities	114,789	7,798	263	—	122,324
Mortgage-backed securities	271,680	17,764	—	—	289,444
Collateralized mortgage obligations	433,532	23,529	35	—	457,026
Asset-backed securities	56,531	3,416	—	—	59,947
	$1,027,455	$55,381	$2,766	$—	$1,080,070

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to maturity
Mortgage-backed securities	$7,876	$872	$—	$8,748	$—
Collateralized mortgage obligations	1,712	144	—	1,856	—
Municipal securities	22,403	2,204	—	24,607	—
	$31,991	$3,220	$—	$35,211	$—

The Company did not transfer any securities from available for sale to held to maturity at fair value during the three and six months ended June 30, 2020.

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

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$66,947	$2,468	$—	$—	$66,947	$2,468
Municipal securities	13,159	263	—	—	13,159	263
Mortgage-backed securities	6,810	35	—	—	6,810	35
	$86,916	$2,766	$—	$—	$86,916	$2,766

	December 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$468	$1	$—	$—	$468	$1
Mortgage-backed securities	28,883	370	—	—	28,883	370
Collateralized mortgage obligations	109,749	1,392	—	—	109,749	1,392
	$139,100	$1,763	$—	$—	$139,100	$1,763

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
The number of available for sale debt securities in an unrealized loss position totaled 14 and 11 at June 30, 2020 and December 31, 2019, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.
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
.

	June 30, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,919	5,169	—	—
Due from five years to ten years	133,141	133,254	2,824	3,028
Due after ten years	127,652	135,230	19,579	21,579
	265,712	273,653	22,403	24,607
Mortgage-backed securities and collateralized mortgage obligations	705,212	746,470	9,588	10,604
Asset-backed securities	56,531	59,947	—	—
	$1,027,455	$1,080,070	$31,991	$35,211

	December 31, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,904	5,100	—	—
Due from five years to ten years	74,596	76,403	1,204	1,219
Due after ten years	72,453	76,148	21,331	22,666
	151,953	157,651	22,535	23,885
Mortgage-backed securities and collateralized mortgage obligations	720,214	734,428	10,430	10,925
Asset-backed securities	69,964	72,286	—	—
	$942,131	$964,365	$32,965	$34,810
        Proceeds from sales of debt securities available for sale and gross gains and losses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Proceeds from sales	$90,897	$254,397
Gross realized gains	2,879	522
Gross realized losses	—	1,936

        As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of June 30, 2020 and December 31, 2019.

5. Loans and Allowance for Credit Losses
Loans Held for Investment
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	June 30, 2020	December 31, 2019
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$599,510	$629,374
Farmland	14,723	16,939
1 - 4 family residential	528,688	549,811
Multi-family residential	394,829	320,041
OOCRE	769,952	706,782
NOOCRE	1,847,480	1,784,201
Commercial	1,555,300	1,712,838
Mortgage warehouse	441,992	183,628
Consumer	14,932	17,457
	6,167,406	5,921,071

Deferred loan costs, net	1,459	134
Allowance for credit losses	(115,365)	(29,834)
Loans held for investment carried at amortized cost, net	6,053,500	5,891,371

Loans held for investment, carried at fair value:
PPP loans	398,949	—

Total loans held for investment, net	$6,452,449	$5,891,371
Included in the net loan portfolio as of June 30, 2020 and December 31, 2019 was an accretable discount related to purchased performing and PCD loans, previously called PCI loans prior to the Company’s adoption of ASU 2016-13, acquired within a business combination in the approximate amounts of $22,035 and $57,811, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. For the three months ended June 30, 2020 and 2019, the Company recognized $3,134 and $6,504, respectively, of accretion on PCD/PCI loans into interest income. For the six months ended June 30, 2020 and 2019, the Company recognized $7,454 and $13,405, respectively, of accretion on PCD/PCI loans into interest income. In addition, included in the net loan portfolio as of June 30, 2020 and December 31, 2019 is a discount on retained loans from sale of originated SBA loans of $2,256 and $2,193, respectively.
Additionally, included in total loans held for investment, as of June 30, 2020, was $398,949 of PPP loans, which are carried at fair value. During the three and six months ended June 30, 2020, the Company recognized fee income of $12,516 and a valuation discount of $2,005 which are included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying condensed consolidated statements of cash flows. These PPP loans were originated through the SBA as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are considered 100% forgiven if certain criteria are met by the borrowers. As of June 30, 2020, we do not believe any of the Company’s PPP loans will not meet such criteria.
The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of June 30, 2020 and December 31, 2019.

Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to loans held for investment is as follows:

	Six Months Ended June 30, 2020
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822		$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)		4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645		—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	5,783		(2)	5,097	3,835	2,515	17,379	11,428	(26)	46,009
Credit loss expense PCD loans	(522)		—	(323)	—	(1,695)	3,374	1,124	(19)	1,939
Charge-offs	—		—	—	—	—	—	(1,740)	(125)	(1,865)
Recoveries	—		—	1	—	—	—	36	274	311
Ending Balance	$9,021	0	$63	$10,777	$6,428	$13,886	$36,067	$38,577	$546	$115,365

	Six Months Ended June 30, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$2,186	$58	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255
Credit Loss Expense	910	(4)	167	321	261	1,306	5,332	54	8,347
Charge-offs	—	—	—	—	—	—	(2,954)	(104)	(3,058)
Recoveries	—	—	62	—	—	—	20	86	168
Ending Balance	$3,096	$54	$1,843	$682	$1,654	$6,376	$10,952	$55	$24,712

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2020:

	Business Assets[1]	Real Property[1]	ACL Allocation
Real estate:
Construction and land	$785	$—	$5
1 - 4 family residential	—	961	11
OOCRE	2,533	1,371	24
NOOCRE	1,486	18,876	44
Commercial	7,516	9,916	5,629
Consumer	20	130	—
Total	$12,340	$31,254	$5,713
1 Loans reported exclude PCD loans that transitioned upon adoption of ASC 326 and accounted for on a pooled basis. Refer to Note 1 for further discussion.

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

Non-accrual loans aggregated by class of loans, as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$785	$—	$567	$—
Farmland	—	—	—	—
1 - 4 family residential	961	852	1,581	1,581
Multi-family residential	—	—	—	—
OOCRE	3,904	2,943	3,029	2,778
NOOCRE	20,362	18,876	18,876	18,876
Commercial	17,432	1,981	5,672	2,747
Mortgage warehouse	—	—	—	—
Consumer	150	138	54	54
Total	$43,594	$24,790	$29,779	$26,036
        There were $2,023 of PCD loans that are not accounted for on a pooled basis included in non-accrual loans at June 30, 2020. There were no PCD loans included in non-accrual loans at December 31, 2019.
        During the three and six months ended June 30, 2020, interest income not recognized on non-accrual loans was $363 and $536, respectively. During the three and six months ended June 30, 2019, interest income not recognized on non-accrual loans, excluding PCI loans, was $137 and $288, respectively.

        An age analysis of past due loans, aggregated by class of loans and including past due non-accrual loans, as of June 30, 2020 and December 31, 2019, is as follows:

	June 30, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$785	$785	$595,737	$2,988	$599,510	$—
Farmland	—	—	—	—	14,723	—	14,723	—
1 - 4 family residential	334	2,288	2,381	5,003	519,717	3,968	528,688	1,579
Multi-family residential	—	—	—	—	394,829	—	394,829	—
OOCRE	590	—	880	1,470	715,092	53,390	769,952	—
NOOCRE	231	16,391	18,876	35,498	1,759,289	52,693	1,847,480	—
Commercial	2,788	1,784	5,956	10,528	1,511,742	33,030	1,555,300	392
Mortgage warehouse	—	—	—	—	441,992	—	441,992	—
Consumer	1,192	49	83	1,324	13,394	214	14,932	50
Total	$5,135	$20,512	$28,961	$54,608	$5,966,515	$146,283	$6,167,406	$2,021
(1) Loans 90 days past due and still accruing excludes $60,630 of PCD loans as of June 30, 2020 that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

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
(1) Loans 90 days past due and still accruing excludes $41,328 of PCD loans accounted for on a pooled basis as of December 31, 2019.

Loans past due 90 days and still accruing were $2,021 as of June 30, 2020. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $4,806 and $2,142 as of June 30, 2020 and December 31, 2019, respectively.
        The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the six months ended June 30, 2020. There were no new TDRs during the three and six months ended June 30, 2019. The Company did not grant principal reductions or interest rate concessions on any TDRs during the three and six months ended June 30, 2019 and 2020.

	Extended Amortization Period	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$1,440	$1,337	$2,777	3
Total	$1,440	$1,337	$2,777	$3

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2020 and 2019. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three and six months ended June 30, 2020 and 2019 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal. As of June 30, 2020, there were four TDR loans in compliance with modified terms with a balance of $1,474. As of December 31, 2019, there were four TDR loans in compliance with modified terms with a balance of $686.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2020 or December 31, 2019.

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

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2020
Construction and land:
Pass	$41,047	$223,836	$231,749	$23,852	$12,423	$20,796	$40,843	$—	$594,546
Special mention	—	—	336	—	—	—	—	—	336
Substandard	—	—	855	785	—	—	—	—	1,640
PCD	—	—	—	—	938	2,050	—	—	2,988
Total construction and land	$41,047	$223,836	$232,940	$24,637	$13,361	$22,846	$40,843	$—	$599,510

Farmland:
Pass	$288	$1,003	$3,367	$4,377	$—	$4,336	$1,352	$—	$14,723

Total farmland	$288	$1,003	$3,367	$4,377	$—	$4,336	$1,352	$—	$14,723

1 - 4 family residential:
Pass	$61,702	$91,523	$103,660	$60,959	$38,526	$133,313	$24,845	$3,026	$517,554
Special mention	—	1,086	290	769	—	757	399	—	3,301
Substandard	10	—	347	194	629	2,066	619	—	3,865
PCD	—	—	—	—	—	3,968	—	—	3,968
Total 1 - 4 family residential	$61,712	$92,609	$104,297	$61,922	$39,155	$140,104	$25,863	$3,026	$528,688

Multi-family residential:
Pass	$27,939	$114,024	$141,151	$29,934	$43,413	$8,574	$265	$—	$365,300
Special mention	—	—	12,457	—	—	—	—	—	12,457
Substandard	—	17,072	—	—	—	—	—	—	17,072
Total multi-family residential	$27,939	$131,096	$153,608	$29,934	$43,413	$8,574	$265	$—	$394,829

OOCRE:
Pass	$82,846	$64,781	$84,818	$86,618	$97,021	$219,020	$7,556	$—	$642,660
Special mention	—	1,741	32,235	92	7,051	6,642	—	—	47,761
Substandard	—	—	1,665	2,701	9,771	5,334	263	6,407	26,141
PCD	—	—	10,263	—	7,970	35,157	—	—	53,390
Total OOCRE	$82,846	$66,522	$128,981	$89,411	$121,813	$266,153	$7,819	$6,407	$769,952

NOOCRE:
Pass	$169,033	$279,348	$486,896	$101,984	$203,526	$342,748	$14,722	$—	$1,598,257
Special mention	—	39,395	38,117	25,087	24,821	32,987	12,028	—	172,435
Substandard	—	390	1,352	—	—	22,352	—	—	24,094
PCD	—	—	18,655	—	6,714	27,324	1	—	52,694
Total NOOCRE	$169,033	$319,133	$545,020	$127,071	$235,061	$425,411	$26,751	$—	$1,847,480

Commercial:
Pass	$112,339	$185,089	$172,419	$92,412	$29,133	$46,753	$730,573	$14,257	$1,382,975
Special mention	3,901	5,291	11,313	9,340	325	—	32,414	4,072	66,656
Substandard	—	4,160	17,326	4,102	7,852	2,583	31,145	5,471	72,639
PCD	—	—	—	4,416	4,384	24,230	—	—	33,030
Total commercial	$116,240	$194,540	$201,058	$110,270	$41,694	$73,566	$794,132	$23,800	$1,555,300

Mortgage warehouse:
Pass	$—	$—	$—	$—	$—	$—	$441,992	$—	$441,992
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$441,992	$—	$441,992

Consumer:
Pass	$2,067	$1,912	$1,305	$4,617	$1,003	$570	$2,887	$—	$14,361
Substandard	—	—	—	63	121	—	—	—	184
PCD	—	—	—	40	—	185	—	—	225
Total consumer	$2,067	$1,912	$1,305	$4,720	$1,143	$898	$2,887	$—	$14,932

Total Pass	$497,261	$961,516	$1,225,365	$404,753	$425,045	$776,110	$1,265,035	$17,283	$5,572,368
Total Special Mention	3,901	47,513	94,748	35,288	32,216	40,529	44,841	4,072	302,946
Total Substandard	10	21,622	21,545	7,845	18,373	32,335	32,027	11,878	145,635
Total PCD	—	—	28,918	4,456	20,006	92,914	1	—	146,295
Total	$501,172	$1,030,651	$1,370,576	$452,342	$495,640	$941,888	$1,341,904	$33,233	$6,167,406

The following table summarizes the Company’s internal ratings of its loans, including PCD loans, as of December 31, 2019:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

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

December 31, 2019
Carrying amount	$126,125
Outstanding balance	157,417
        Changes in the accretable yield for PCI loans for the three and six months ended June 30, 2019 are included in table below.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Balance at beginning of period	$33,862	$18,747
Additions	—	18,073
Reclassifications (to) from nonaccretable	2,299	1,886
Accretion	(2,452)	(4,997)
Balance at end of period	$33,709	$33,709
        During the three and six months ended June 30, 2019, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $23 and $413, respectively.

Servicing Assets
The Company was servicing loans of approximately $215,638 and $273,301 as of June 30, 2020 and 2019, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$2,990	$3,972	$3,113	$1,304
Servicing asset acquired through acquisition	—	—	—	2,382
Increase from loan sales	22	—	131	461
Amortization charged to income	(72)	(179)	(304)	(354)
Balance at end of period	$2,940	$3,793	$2,940	$3,793
The estimated fair value of the servicing assets approximated the carrying amount at June 30, 2020, December 31, 2019 and June 30, 2019. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2020 and December 31, 2019.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$1,080,070	$—	$1,080,070
Equity securities with a readily determinable fair value	15,835	—	—	15,835
PPP loans	—	398,949	—	398,949
Loans held for sale(1)	—	14,962	—	14,962
Interest rate swap designated as hedging instruments	—	2,525	—	2,525
Customer interest rate swaps not designated as hedging instruments	—	16,206	—	16,206
Correspondent interest rate caps and collars not designated as hedging instruments	—	6	—	6
Financial Liabilities:
Interest rate swap designated as hedging instruments	—	3,936	—	3,936
Correspondent interest rate swaps not designated as hedging instruments	—	17,370	—	17,370
Customer interest rate caps and collars not designated as hedging instruments	—	6	—	6
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$964,365	$—	$964,365
Equity securities with a readily determinable fair value	11,122	—	—	11,122
Loans held for sale(1)	—	10,068	—	10,068
Correspondent interest rate swaps	—	105	—	105
Customer interest rate swaps	—	4,393	—	4,393
Correspondent interest rate caps and collars	—	11	—	11
Commercial loan interest rate floor	—	3,353	—	3,353
Financial Liabilities:
Correspondent interest rate swaps	—	4,736	—	4,736
Customer interest rate swaps	—	84	—	84
Customer interest rate caps and collars	—	11	—	11
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2020 and 2019.
The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2020
Assets:
Collateral dependent loans with an allowance	$—	$—	$18,804	$18,804
As of December 31, 2019
Assets:
Impaired loans	—	—	4,504	4,504
Other real estate owned	—	—	5,995	5,995
At June 30, 2020, collateral dependent loans with an allowance had a recorded investment of $18,804, with $5,713 specific allowance for credit loss allocated. At December 31, 2019, impaired loans had a carrying value of $4,504, with $1,602 specific allowance for credit loss allocated.
Other real estate owned consisted of four properties recorded with a fair value of approximately $5,995 at December 31, 2019.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2020 or December 31, 2019.
Fair Value of Financial Instruments
        The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

        The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2020 and December 31, 2019 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2020
Financial assets:
Cash and cash equivalents	$160,306	$—	$160,306	$—
Held to maturity investments	31,991	—	35,211	—
Loans held for sale[1]	13,079	—	13,079	—
Loans held for investment, mortgage warehouse[2]	441,992	—	—	443,185
Loans held for investment[2]	5,726,873	—	—	5,632,965
Accrued interest receivable	30,449	—	30,449	—
Bank-owned life insurance	81,876	—	81,876	—
Servicing asset	2,940	—	3,032	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	83,785	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,125,547	$—	$6,110,795	$—
Advances from FHLB	1,087,794	—	1,101,977	—
Accrued interest payable	4,088	—	4,088	—
Subordinated debentures and subordinated notes	140,283	—	140,283	—
Securities sold under agreement to repurchase	1,772	—	1,772	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$251,550	$—	$251,550	$—
Held to maturity investments	32,965	—	34,810	—
Loans held for sale[1]	4,012	—	4,012	—
Loans held for investment, mortgage warehouse[2]	183,628	—	—	185,060
Loans held for investment[2]	5,737,577	—	—	5,714,885
Accrued interest receivable	19,508	—	19,508	—
Bank-owned life insurance	80,915	—	80,915	—
Servicing asset	3,113	—	3,113	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	68,348	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,894,350	$—	$5,692,217	$—
Advances from FHLB	677,870	—	708,692	—
Accrued interest payable	5,893	—	5,893	—
Subordinated debentures and subordinated notes	145,571	—	145,571	—
Other borrowings	2,353	—	2,353	—

1 Loans held for sale represent mortgage loans held for sale that are carried at lower of cost or market.
2 Carried at amortized cost.

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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in other noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2020 and December 31, 2019 are as shown in the table below.

	June 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$500,000	$2,525	$—	$—	$—	$—
Interest rate swap on money market deposit account payments	250,000	—	3,936	—	—	—
Commercial loan interest rate floor	—	—	—	275,000	3,353	—
Total derivatives designated as hedging instruments	750,000	2,525	3,936	275,000	3,353	$—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$300,588	$—	$17,370	$222,394	$105	$4,736
Interest rate caps and collars	73,094	6	—	90,093	11	—
Commercial customer counterparty:
Interest rate swaps	300,588	16,206	—	222,394	4,393	84
Interest rate caps and collars	73,094	—	6	90,093	—	11
Total derivatives not designated as hedging instruments	747,364	16,212	17,376	$624,974	4,509	4,831
Offsetting derivative assets/liabilities		6	6		(2,895)	(2,895)
Total Derivatives	$1,497,364	18,743	21,318	$899,974	4,967	1,936

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three and six months ended June 30, 2020 were as follows. We had no cash flow hedges for the three and six months ended June 30, 2019.

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
	Net gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Gain recognized in other comprehensive income on derivative	Loss reclassified from accumulated other comprehensive income into income	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(2,089)	$—	Interest Expense	$—	$—
Interest rate swap on money market deposit account payments	(2,033)	(215)	Interest Expense	—	—
Commercial loan interest rate floor	(546)	546	Interest Income	1,620	(139)	Interest Income
Total	$(4,668)	$331		$1,620	$(139)

			Gain recognized in other noninterest income			Loss recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$75			$(120)

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
	Net gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Net Gain recognized in other comprehensive income on derivative	Loss reclassified from accumulated other comprehensive income into income	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$2,525	$—	Interest Expense	$—	$—
Interest rate swap on money market deposit account payments	(3,936)	(215)	Interest Expense	—	—
Commercial loan interest rate floor	475	831	Interest Income	1,620	(139)	Interest Income
Total	$(936)	$616		$1,620	$(139)

Derivatives not designated as hedging instruments:			Gain recognized in other noninterest income			Gain recognized in other noninterest income
Interest rate swaps, caps and collars			$576			$130

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$300,588	3.140 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 4.2 years	$(17,370)
Interest rate caps and collars	$73,094	2.500% / 3.100%	LIBOR 1 month + —%	Wtd. Avg. 1.4 years	$6

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$300,588	3.140 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 4.2 years	$16,206
Interest rate caps and collars	$73,094	3.000% / 5.000%	LIBOR 1 month + —% - 2.50%	Wtd. Avg. 1.4 years	$(6)

	December 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$222,394	2.944 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$(4,632)
Interest rate caps and collars	$90,093	2.430% / 5.800%	LIBOR 1 month + —% - 3.75%	Wtd. Avg. 1.5 years	$11

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$222,394	2.944 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$4,309
Interest rate caps and collars	$90,093	3.000% / 5.800%	LIBOR 1 month + —% - 3.75%	Wtd. Avg. 1.5 years	$(11)

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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Commitments to extend credit	$2,243,122	$1,950,350
Standby and commercial letters of credit	39,454	27,196
Total	$2,282,576	$1,977,546
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
The table below presents our financial instruments with off-balance sheet risk, as well as the activity in the allowance for unfunded commitment credit losses related to those financial instruments. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	June 30,	December 31,
	2020	2019
Beginning balance for allowance for unfunded commitments	$878	$878
Impact of CECL adoption	840	—
Provision for unfunded commitments	6,680	—
Ending balance of allowance for unfunded commitments	$8,398	$878

9. Stock-Based Awards
Veritex 2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
        The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and six months ended June 30, 2020. The Company recognized stock compensation expense related to the 2010 Incentive Plan of $2 for the three and six months ended June 30, 2019.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2020 and 2019, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	275,000	$10.12	2.39 years
Exercised	(15,000)	10.28
Outstanding and exercisable at June 30, 2019	260,000	$10.12	1.86 years

Outstanding at January 1, 2020	257,500	$10.28	1.37 years	$4,971
Exercised	(207,500)	10.14
Outstanding and exercisable at June 30, 2020	50,000	$10.84	1.98 years	$414

As of June 30, 2020, December 31, 2019 and June 30, 2019 there was no unrecognized stock compensation expense related to non-performance based stock options.
        A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the six months ended June 30, 2020 and 2019 is presented below:

	Fair Value of Options Exercised as of June 30,
	2020	2019
Non-performance based stock options exercised	5,851	390
2019 Amended Plan and Green Acquired Omnibus Plans
2020 Grants of Restricted Stock Units
        During the six months ending June 30, 2020, the Company granted non-performance-based and performance-based restricted stock units (“RSUs”) under the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated the 2014 Omnibus Incentive Plan (“2019 Amended Plan”), and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The majority of the non-performance-based RSUs granted to employees during the six months ending June 30, 2020 cliff vest after three to five years from the grant date. There were also non-performance-based RSUs granted to the Company’s directors that vest in four equal quarterly installments from the grant date.
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
        The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Expected life	5 to 6.51 years
Expected volatility	27.49% to 38.88%
Dividend yield	2.33% to 5.14%
Risk-free interest rate	0.36% to 1.76%
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
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for equity awards under the 2019 Amended Plan was approximately $1,392 and $2,880 for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recognized $548 and $638 in stock compensation expense.
Stock compensation expense for options and RSUs granted under the Veritex (Green) 2014 Plan was approximately $453 and $923 for the three and six months ended June 30, 2020, respectively. Stock compensation expense for options and RSUs granted under the Veritex (Green) 2014 Plan was approximately $386 and $771 for the three and six months ended June 30, 2019, respectively.
There was no compensation expense for liability-classified awards under the 2019 Amended Plan during the three and six months ended June 30, 2020. Compensation expense for liability-classified awards was $695 and $1,403 for the three and six months ended June 30, 2019.

2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of June 30, 2020 and 2019, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	449,520	$24.47	8.24 years		—	$—
Granted	151,730	23.72			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(26,789)	25.82			—	—
Exercised	(11,848)	15.37			—	—
Outstanding at June 30, 2019	816,246	$23.45	8.65 years		—	$—		—
Options exercisable at June 30, 2019	418,896	$24.58	7.78 years		—	$—

Outstanding at January 1, 2020	849,768	$23.61	8.24 years	$4,687	—	$—
Granted	170,025	27.31			—	—
Forfeited	(22,456)	28.00			—	—
Exercised	(33,439)	19.19			—	—
Outstanding at June 30, 2020	963,898	$24.32	8.08 years	$(6,390)	—	$—		$—
Options exercisable at June 30, 2020	487,983	$24.21	7.31 years	$(4,440)	—	$—
Weighted average fair value of options granted during the period		$27.31				$—

As of June 30, 2020, December 31, 2019 and June 30, 2019, there was $3,206, $2,948 and $1,373 of total unrecognized compensation expense related to equity options awarded under the 2019 Amended Plan, respectively. As of June 30, 2020, there was no unrecognized compensation expense related to liability options awarded under the 2019 Amended Plan. The unrecognized compensation expense at June 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.13 years.

A summary of the status of the Company’s non-performance-based RSUs under the 2019 Amended Plan as of June 30, 2020 and 2019, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	Non-performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	133,455	$19.67	—	$—
Granted	99,327	22.94	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(228,531)	23.58
Outstanding at June 30, 2019	169,990	$22.31	—	$—

Outstanding at January 1, 2020	175,688	$21.65	—	$—
Granted	328,900	26.55	—	—
Vested into shares	(66,874)	24.75	—	—
Forfeited	(470)	29.13	—	—
Outstanding at June 30, 2020	437,244	$24.83	—	$—

A summary of the status of the Company’s performance-based RSUs under the 2019 Amended Plan as of June 30, 2020 and 2019, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	Performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	63,988	$21.28	—	$—
Granted	36,532	22.30	32,249	21.38
Conversion to equity awards	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(17,122)	21.38	—	—
Outstanding at June 30, 2019	64,363	$22.73	—	$—

Outstanding at January 1, 2020	63,727	$22.76	—	$—
Granted	39,398	29.13	—	—
Vested into shares	(1,841)	26.65	—	—
Outstanding at June 30, 2020	101,284	$25.22	—	$—
As of June 30, 2020, December 31, 2019 and June 30, 2019 there was $10,038, $4,329 and $2,548 of total unrecognized compensation related to equity RSUs awarded under the 2019 Amended Plan, respectively. As of June 30, 2020, there was no of unrecognized compensation related to liability RSUs awarded under the 2019 Amended Plan. The unrecognized compensation expense at June 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 3.1 years.

        A summary of the fair value of the Company’s stock options exercised and RSUs vested under the 2019 Amended Plan during the six months ended June 30, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2020	2019
Non-performance-based stock options exercised	943	315
Non-performance-based RSUs vested	100	5,523
Performance-based RSUs vested	18	1,089

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of June 30, 2020 and 2019, and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(1,317)	21.38
Exercised	(56,193)	13.15
Outstanding at June 30, 2019	459,061	$18.42	8.15 years
Options exercisable at June 30, 2019	248,585	$15.92	7.05 years

Outstanding at January 1, 2020	386,969	$19.30	7.86 years	$3,800
Granted	31,075	29.13
Forfeited	(27,070)	21.38
Exercised	(34,476)	19.54
Outstanding at June 30, 2020	356,498	$19.95	7.53 years	$(878)
Options exercisable at June 30, 2020	214,342	$17.87	6.65 years	$(1,106)
Weighted average fair value of options granted during the period		$29.13

As of June 30, 2020, December 31, 2019 and June 30, 2019, there was $910, $1,062, and $1,348 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at June 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 1.6 years.

A summary of the status of the Company’s non-performance-based RSUs under the Veritex (Green) 2014 Plan as of June 30, 2020 and 2019 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at June 30, 2019	116,250	$21.38

Outstanding at January 1, 2020	116,250	$21.38
Granted	93,918	28.47
Vested into shares	(38,744)	29.13
Forfeited	(4,402)	29.13
Outstanding at June 30, 2020	167,022	$25.33

A summary of the status of the Company’s performance-based RSUs under the Veritex (Green) 2014 Plan as of June 30, 2020 and 2019 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	$21.38
Forfeited	(508)	$21.38
Outstanding at June 30, 2019	25,637	$21.38

Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at June 30, 2020	33,851	$23.33
As of June 30, 2020, December 31, 2019 and June 30, 2019, there was $3,249, $1,991, and $2,509, respectively, of total unrecognized compensation related to outstanding performance-based RSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.5 years.

        A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the six months ended June 30, 2020 and 2019 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2020	2019
Non-performance-based stock options exercised	$1,001	$1,431
Non-performance-based RSUs vested	142	—
Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan
        In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the six months ended June 30, 2019. No stock options or restricted stock units were awarded from these plans during the six months ended June 30, 2020 or 2019. During the six months ended June 30, 2020, 437,946 stock options granted under the Green 2010 Plan were exercised and no stock options granted under the Green 2006 Plan were exercised. As of June 30, 2020, 128,990 exercisable stock options remain outstanding in the Green 2010 Plan and no exercisable stock options remain outstanding in the Green 2006 Plan.

10. Income Taxes
        Income tax expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense for the period	$3,987	$7,369	$3,303	$9,358
Effective tax rate	14.2%	21.5%	10.5%	21.4%
For the three and six months ended June 30, 2020, the Company had an effective tax rate of 14.2% and 10.5%. The decrease in the effective tax rate during the three months ended was primarily due to a net discrete tax benefit of $1,799 as a result of the Company amending a prior year Green Bancorp, Inc. (“Green”) tax return to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019. The Company was allowed to carry back this NOL as result of a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) which permits NOLs generated in tax years 2018, 2019 or 2020 to be carried back five years. In addition to this, during the six months ended June 30, 2020, the Company recognized a net discrete tax benefit of $1,423 primarily associated with the recognition of excess tax benefit realized on share-based payment awards. Excluding these discrete tax items, the Company had an effective tax rate of 20.7% and 20.9% for the three and six months ended June 30, 2020.

11. Commitments and Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. In the opinion of management, there are no claims for which it is reasonably possible that an adverse outcome would have a material effect on the Company's financial position, liquidity or results of operations. The Company is not aware of any material unasserted claims.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of June 30, 2020 and December 31, 2019, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2020 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total capital (to risk-weighted assets)
Company	$955,220	12.71%	$601,240	8.0%	n/a	n/a
Bank	938,457	12.49%	601,093	8.0%	$751,367	10.0%
Tier 1 capital (to risk-weighted assets)
Company	755,141	10.05%	450,830	6.0%	n/a	n/a
Bank	848,508	11.29%	450,934	6.0%	601,246	8.0%
Common equity tier 1 to risk-weighted assets
Company	726,006	9.66%	338,202	4.5%	n/a	n/a
Bank	848,508	11.29%	338,201	4.5%	488,512	6.5%
Tier 1 capital (to average assets)
Company	755,121	9.16%	329,747	4.0%	n/a	n/a
Bank	848,508	10.29%	329,838	4.0%	412,297	5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)
Company	$917,939	13.10%	$560,573	8.0%	n/a	n/a
Bank	870,838	12.44%	560,024	8.0%	$700,031	10.0%
Tier 1 capital (to risk-weighted assets)
Company	771,679	11.02%	420,152	6.0%	n/a	n/a
Bank	840,126	12.00%	420,063	6.0%	560,084	8.0%
Common equity tier 1 to risk-weighted assets
Company	742,675	10.60%	315,287	4.5%	n/a	n/a
Bank	840,126	12.00%	315,047	4.5%	455,068	6.5%
Tier 1 capital (to average assets)
Company	771,679	10.17%	303,512	4.0%	n/a	n/a
Bank	840,126	11.07%	303,569	4.0%	379,461	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank. There are no dividend payment limitations by the Bank if the Bank’s capital conservation buffer is greater than 2.5%. The Bank had a capital conservation buffer of 4.49% as of June 30, 2020. Dividends of $8,563, or $0.17, and $17,291, or $0.34, were paid by the Company during the three and six months ended June 30, 2020, respectively. Dividends of $6,783, or $0.125, and $13,599, or $0.25, were paid by the Bank to the Company during the three six months ended June 30, 2019, respectively.

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

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities during the COVID-19 pandemic, including increasing our liquidity and reserves supported by a strong capital position. Our commercial and consumer customers are experiencing varying degrees of financial distress due to the pandemic and related governmental actions taken in response to the pandemic. In order to protect the health of our customers and employees, and to comply with applicable governmental directives, we have implemented our operational response and preparedness plan, which includes dispersion of critical operation processes, increased monitoring focused on higher risk operations, enhanced remote access security and further restricted internet access, enhanced security around wire transfer execution and flexible scheduling provided to employees who are unable to work from home.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the SBA Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed, forgivable loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. We have recently partnered with a web-based commercial and SBA lending software platform that manages the origination, processing, closing and monitoring of SBA loans and have provided our customers the ability to apply and qualify for PPP loans through this platform. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act (“PPHCE Act”), which provides an additional $310 billion for the PPP and supplements certain other programs. As of June 30, 2020, we had funded approvals for approximately 2,116 clients totaling approximately $398.9 million in PPP loans carried at fair value.

In response to the COVID-19 pandemic, we have also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. As of July 24, 2020, we have granted requests on Round 1 Deferments on approximately 746 loans, resulting in the deferral of approximately $1.2 billion. Through July 24, 2020, we have granted requests on Round 2 Deferments on approximately 26 loans, resulting in the Round 2 approved deferrals of approximately $85.9 million. We expect as additional $142.2 million in Round 2 deferments as part of the Round 2 Deferments.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. Additionally, the economic pressures, coupled with our implementation in January 2020 of the current expected credit loss (“CECL”) methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses for the six months ended June 30, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Financial position and results of operations

COVID-19 had a material impact on our allowance for credit losses during 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses calculation and resulting provision for credit losses were significantly impacted by the change in the Texas economic forecasts used in the CECL model in the first quarter and second quarter of 2020 to reflect the expected impact of COVID-19. Given that forecasted economic scenarios have deteriorated significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly. Refer to our further discussion of the allowance for credit losses below as well as in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Loans and Allowance for Credit Losses,” in the accompanying notes to the condensed consolidated financial statements. Should economic conditions worsen, we could experience further increases in our allowance for credit losses and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans, although the execution of our loan deferment program might temporarily improve this ratio. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of June 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

During the second quarter of 2020, we observed a sustained decline in the market valuation of the Company’s common shares as a result of continued economic disruption occurring after the first quarter of 2020 primarily due to the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value and proceeded to perform an interim quantitative impairment test. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. The fair value of our reporting unit exceeded its related carrying value by approximately 26%. The effects of the COVID-19 pandemic could cause a further and sustained economic disruption. This could result in additional decline in our stock price or further impact to our business operations, which could result in the determination that another interim quantitative impairment assessment is necessary in a future period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. As of June 30, 2020, we did not have any impairment with respect to our intangible assets, premises and equipment, equity investments or other long-lived assets. It is possible that the lingering effects of the COVID-19 pandemic could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020, we had intangible assets of $66.7 million, representing approximately 5.7% of equity.

Credit

The following loan portfolios represent our material at-risk portfolios identified by management impacted by the COVID-19 pandemic as of June 30, 2020:

Hospitality Exposure

The Company’s exposure to hospitality at June 30, 2020 was $362.6 million, or 6.3% of total loans held for investment, excluding mortgage warehouse and PPP loans. 34% of the Company’s hospitality borrowers are top tier hotels, 42% are national brands, 19% are luxury boutique hotels and 5% are no flag hotels. The weighted average loan to value for this portfolio was 61.0% at origination date.

Retail Commercial Real Estate (“CRE”) Exposure

The Company’s exposure to retail CRE at June 30, 2020 was $462.8 million, or 8.1% of total loans held for investment, excluding mortgage warehouse and PPP loans. The weighted average loan to value for this portfolio was 55.2% at origination date, with one loan being classified as a nonperforming loan. This nonperforming loan was resolved as of July 7, 2020.

Restaurant Exposure

The Company’s exposure to restaurants at June 30, 2020 was $120.1 million, or 2.1% of total loans held for investment, excluding mortgage warehouse and PPP loans. 62% of the Company’s restaurant borrowers are quick service restaurants and 38% are full service restaurants. A total of 80% of the portfolio is secured by real estate assets with an average loan to value of 60.0% at origination date.

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

A summary of the impact of the adoption of ASU 2016-13 on our financial statements is as follows:

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

Results of Operations for the Six Months Ended June 30, 2020 and 2019

General

        Net income for the six months ended June 30, 2020 was $28.2 million, a decrease of $6.1 million, or 17.9%, from net income of $34.3 million for the six months ended June 30, 2019.
        Basic earnings per share (“EPS”) for the six months ended June 30, 2020 was $0.56, a decrease of $0.07 from $0.63 for the six months ended June 30, 2019. Diluted EPS for the six months ended June 30, 2020 was $0.56, a decrease of $0.06 from $0.62 for the six months ended June 30, 2019.
Net Interest Income

For the six months ended June 30, 2020, net interest income before provisions for credit losses totaled $133.2 million and net interest margin and net interest spread were 3.48% and 3.14%, respectively. For the six months ended June 30, 2019, net interest income totaled $144.4 million and net interest margin and net interest spread were 4.09% and 3.60%, respectively. The decrease in net interest income of $11.2 million was primarily due to a $24.2 million decrease in interest income on loans, partially offset by a $12.7 million decrease in interest expense on transaction and savings deposits during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in interest income on loans was due to lower loan yields. The $16.9 million decrease in interest expense on deposit accounts was due to lower rates on deposit accounts. Net interest margin decreased 61 basis points from the six months ended June 30, 2019 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits in the six months ended June 30, 2020 and an unfavorable shift in the mix of earning assets compared to the six months ended June 30, 2019. As a result, the average cost of interest-bearing deposits decreased to 1.11% for the six months ended June 30, 2020 from 1.71% for the six months ended June 30, 2019.

For the six months ended June 30, 2020, interest expense totaled $33.2 million and the average rate paid on interest-bearing liabilities was 1.21%. For the six months ended June 30, 2019, interest expense totaled $47.0 million and the average rate paid on interest-bearing liabilities was 1.82%. The decrease in interest expense of $13.8 million was due to a $12.7 million decrease in the average rate paid on interest-bearing demand and savings deposits and a $4.2 million decrease in the average rate paid on time deposits, partially offset by a $3.0 million increase in interest paid on borrowings.

        The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2020, interest income not recognized on non-accrual loans was $536 thousand. For the six months ended June 30, 2019, interest income not recognized on non-accrual loans was $288 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,790,227	$143,931	5.00%	$5,746,746	$169,224	5.94%
Loans held for investment, mortgage warehouse	234,260	3,613	3.10	137,280	3,309	4.86
PPP loans	152,861	757	1.00	—	—	—
Investment securities	1,078,459	15,222	2.84	941,336	14,629	3.13
Interest-bearing deposits in other banks	337,655	1,057	0.63	246,201	2,926	2.40
Other investments	101,294	1,741	3.46	48,578	1,313	5.45
Total interest-earning assets	7,694,756	166,321	4.35	7,120,141	191,401	5.42
Allowance for credit losses	(77,376)			(21,988)
Noninterest-earning assets	763,567			789,890
Total assets	$8,380,947			$7,888,043

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,668,726	$9,023	0.68%	$2,675,237	$21,771	1.64%
Certificates and other time deposits	1,639,807	14,755	1.81	2,124,951	18,937	1.80
Advances from FHLB	1,072,416	5,680	1.07	322,879	4,242	2.65
Subordinated debentures and subordinated notes	143,869	3,701	5.17	75,515	2,092	5.59
Total interest-bearing liabilities	5,524,818	33,159	1.21	5,198,582	47,042	1.82

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,675,015			1,456,086
Other liabilities	38,488			39,385
Total liabilities	7,238,321			6,694,053
Stockholders’ equity	1,142,626			1,193,990
Total liabilities and stockholders’ equity	$8,380,947			$7,888,043

Net interest rate spread(2)			3.14%			3.60%
Net interest income		$133,162			$144,359
Net interest margin(3)			3.48%			4.09%
________________________________
(1) Includes average outstanding balances of loans held for sale of $16,977 and $7,925 for the six months ended June 30, 2020 and June 30, 2019, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
(2) Net interest rate spread is equal to the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

	For the Six Months Ended
	June 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,284	$(26,577)	$(25,293)
Loans held for investment, mortgage warehouse	2,344	(2,040)	304
PPP loans	757	—	757
Securities	2,137	(1,544)	593
Interest-bearing deposits in other banks	1,091	(2,960)	(1,869)
Other investments	1,429	(1,001)	428
Total increase in interest income	9,042	(34,122)	(25,080)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	(53)	(12,695)	(12,748)
Certificates and other time deposits	(4,335)	153	(4,182)
Advances from FHLB	9,875	(8,437)	1,438
Subordinated debentures and subordinated notes	1,899	(290)	1,609
Total increase in interest expense	7,386	(21,269)	(13,883)
Increase in net interest income	$1,656	$(12,853)	$(11,197)

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit losses was $47.9 million for the six months ended June 30, 2020, compared to $8.3 million for the same period in 2019, an increase of $39.6 million, or 474.4%. The increase in the recorded provision for credit losses for the six months ended June 30, 2020 was primarily attributable to the change in the Texas economic forecasts used in the CECL model during the six months ended June 30, 2020 to reflect the expected impact of the COVID-19 pandemic, as compared to our initial adoption of CECL. In the six months ended June 30, 2020, we also recorded a $6.7 million provision for unfunded commitments, which was also attributable to the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of loans held for investment, excluding mortgage warehouse and PPP loans, was 2.01%, 1.73% and 0.43% of total loans at June 30, 2020, March 31, 2020 and June 30, 2019, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$6,602	$6,939	$(337)
Loan fees	2,085	3,609	(1,524)
Gain (loss) on sales of investment securities	2,879	(1,414)	4,293
Gain on sales of mortgage loans	450	256	194
Government guaranteed loan income, net	11,445	3,218	8,227
Rental income	1,098	741	357
Other	3,978	1,169	2,809
Total noninterest income	$28,537	$14,518	$14,019

Noninterest income for the six months ended June 30, 2020 increased $14.0 million, or 96.6%, to $28.5 million compared to noninterest income of $14.5 million for the same period in 2019. The primary drivers of the increase were as follows:
Loan fees. The decrease of $1.5 million in loan fees was primarily due to a $973 thousand decrease in late charges and prepayment fees collected for the six months ended June 30, 2020 compared to the same period in 2019.
Gain (loss) on sales of investment securities. The increase of $4.3 million in gain on sales of investment securities was primarily due to a decrease in market interest rates below coupon rates for securities sold during the six months ended June 30, 2020.
Government guaranteed loan income, net. The increase in government guaranteed fee income of $8.2 million was primarily due to the increase in PPP loans originated and the impact of the fair value option election on these loans during the six months ended June 30, 2020. The Company earned fee income of 5%, $7.0 million, on PPP loans with balances under $350 thousand, 3%, or $4.4 million, on PPP loans with balances between $350 thousand and $2 million and 1%, or $1.1 million, on PPP loans with balances greater than $2 million.
Other. The increase in other noninterest income of $2.8 million in six months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by an increase in derivative income of $947 thousand, increased service fee income of $366 thousand, gain on disposition of assets of $260 thousand, and an insurance reimbursement of $214 thousand.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Six Months Ended		Increase
	June 30,		(Decrease)
	2020	2019	2020 vs. 2019
	(In thousands)
Salaries and employee benefits	$38,889	$36,344	$2,545
Non-staff expenses:
Occupancy and equipment	8,267	8,143	124
Professional and regulatory fees	4,992	6,232	(1,240)
Data processing and software expense	4,523	4,233	290
Marketing	1,644	1,580	64
Amortization of intangibles	5,392	5,479	(87)
Telephone and communications	627	1,020	(393)
Merger and acquisition expense	—	37,007	(37,007)
COVID expenses	1,245	—	1,245
Other	10,027	6,851	3,176
Total noninterest expense	$75,606	$106,889	$(31,283)

Noninterest expense for the six months ended June 30, 2020 decreased $31.3 million, or 29.3%, to $75.6 million compared to noninterest expense of $106.9 million for the six months ended June 30, 2019. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $38.9 million for the six months ended June 30, 2020, an increase $2.5 million, or 7.0%, compared to the same period in 2019. The increase was primarily attributable to increased incentive costs of $2.6 million.

Professional and regulatory fees. This category includes legal, investment bank, director, stock transfer agent fees and other public company services, information technology support, audit services and regulatory assessment expense. Professional fees were $5.0 million for the six months ended June 30, 2020 compared to $6.2 million for the same period in 2019, a decrease of $1.2 million, or 19.9%. This decrease was primarily the result of decreases in Federal Deposit Insurance Corporation (“FDIC”) assessment fees of $285 thousand, regulatory services of $204 thousand, and professional fees of $247 thousand.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. No merger and acquisition expenses were incurred in the six months ended June 30, 2020, as our acquisition of Green Bancorp, Inc. (“Green”) was completed in 2019. These expenses incurred in the six months ended June 30, 2019 were primarily driven by a $17.1 million increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options related to the Green acquisition, a $9.0 million increase in severance and change-in-control payments, a $4.8 million increase in professional services expenses and a $1.4 million increase in data processing expense as a result of our system conversion in connection with our acquisition of Green.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic such as PPP incentive compensation of $500 thousand, CRA donations of $406 thousand, employee salaries of $273 thousand and increased cleaning expenses of $22 thousand.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $10.0 million for the six months ended June 30, 2020 compared to $6.9 million for the same period in 2019, an increase $3.1 million, or 46.3%. This increase was primarily due to an increase in bank service charges resulting from pre-payment fees on FHLB advances paid off early during the six months ended June 30, 2020. The increase was also attributable to increased problem loan expenses of $794 thousand.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020, we did not believe a valuation allowance was necessary.

For the six months ended June 30, 2020, income tax expense totaled $3.3 million, a decrease of $6.1 million, or 64.7%, compared to a income tax expense of $9.4 million for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was 10.5%, a decrease as compared to the effective tax rate of 21.4% for the same period in 2019. The decrease was primarily attributable to the decrease in net income from operations to $31.5 million for the six months ended June 30, 2020 from $43.6 million for the same period in 2019. The decrease was also driven by a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a net operating loss ("NOL") incurred by Green Bancorp, Inc. on January 1, 2019 and a net discrete tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the six months ended June 30, 2020. Excluding these discrete tax items, the Company had an effective tax rate of 20.9% for the six months ended June 30, 2020.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

General

        Net income for the three months ended June 30, 2020 was $24.0 million, a decrease of $2.8 million, or 10.6%, from net income of $26.9 million for the three months ended June 30, 2019.
        Basic EPS for the three months ended June 30, 2020 was $0.48, a decrease of $0.02 from $0.50 for the three months ended June 30, 2019. Diluted EPS for the three months ended June 30, 2020 was $0.48, a decrease of $0.01 from $0.49 for the three months ended June 30, 2019.
Net Interest Income

For the three months ended June 30, 2020, net interest income totaled $65.8 million and net interest margin and net interest spread were 3.31% and 3.02%, respectively. For the three months ended June 30, 2019, net interest income totaled $71.4 million and net interest margin and net interest spread were 4.00% and 3.49%, respectively. The decrease in net interest income was primarily due to a $16.3 million decrease in interest income on loans, partially offset by an $8.9 million decrease in interest expense on transaction and savings deposits during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Net interest margin decreased 69 basis points from the three months ended June 30, 2019 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits in the three months ended June 30, 2020. As a result, the average cost of interest-bearing deposits decreased to 0.84% for the three months ended June 30, 2020 from 1.79% for the three months ended June 30, 2019.

For the three months ended June 30, 2020, interest expense totaled $13.6 million and the average rate paid on interest-bearing liabilities was 0.97%. For the three months ended June 30, 2019, interest expense totaled $24.7 million and the average rate paid on interest-bearing liabilities was 1.90%. The decrease in interest expense of $11.2 million was primarily due to a decrease in yields earned on loan balances, and decreases in the average rate paid on interest-bearing demand and savings deposits in the three months ended June 30, 2020. As a result, the average cost of interest-bearing deposits decreased to 0.84% for the three months ended June 30, 2020 from 1.79% for the three months ended June 30, 2019.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2020, interest income not recognized on non-accrual loans was $536 thousand. For the three months ended June 30, 2019, interest income not recognized on non-accrual loans was $137 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,797,989	$67,404	4.68%	$5,762,257	$85,030	5.92%
Loans held for investment, mortgage warehouse	304,873	2,279	3.01	154,586	1,756	4.56
PPP loans	303,223	757	1.00	—	—	—
Securities	1,117,964	7,825	2.82	956,160	7,397	3.10
Interest-earning deposits in other banks	366,764	186	0.20	228,461	1,372	2.41
Other investments	110,672	891	3.24	59,508	622	4.19
Total interest-earning assets	8,001,485	79,342	3.99	7,160,972	96,177	5.39
Allowance for credit losses	(110,483)			(23,891)
Noninterest-earning assets	798,772			800,238
Total assets	$8,689,774			$7,937,319
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,684,897	$2,471	0.37%	$2,713,735	$11,405	1.69%
Certificates and other time deposits	1,625,971	6,515	1.61	2,107,567	10,145	1.93
Advances from FHLB	1,206,930	2,801	0.93	334,926	2,187	2.62
Subordinated debentures and subordinated debt	142,549	1,798	5.07	75,252	998	5.32
Total interest-bearing liabilities	5,660,347	13,585	0.97	5,231,480	24,735	1.90
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,826,327			1,456,538
Other liabilities	47,302			48,669
Total liabilities	7,533,976			6,736,687
Stockholders’ equity	1,155,798			1,200,632
Total liabilities and stockholders’ equity	$8,689,774			$7,937,319
Net interest rate spread(2)			3.02%			3.49%
Net interest income		$65,757			$71,442
Net interest margin(3)			3.31%			4.00%
(1) Includes average outstanding balances of loans held for sale of $22,958 and $8,140 for the three months ended June 30, 2020 and June 30, 2019, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
(2) Net interest rate spread is equal to the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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

	For the Three Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$526	$(18,152)	$(17,626)
Loans held for investments, mortgage warehouse	1,704	(1,181)	523
PPP loans	757	—	757
Securities	1,247	(819)	428
Other investments	829	(2,015)	(1,186)
Interest-bearing deposits in other banks	533	(264)	269
Total increase in interest income	5,596	(22,431)	(16,835)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	(121)	(8,813)	(8,934)
Certificates and other time deposits	(2,312)	(1,318)	(3,630)
Advances from FHLB	5,678	(5,064)	614
Subordinated debentures and subordinated notes	890	(90)	800
Total increase in interest expense	4,135	(15,285)	(11,150)
Increase in net interest income	$1,461	$(7,146)	$(5,685)

Provision for Credit Losses
The provision for credit losses was $16.2 million for the three months ended June 30, 2020, compared to $3.3 million for the same period in 2019, an increase of $12.8 million, or 384.9%. The increase in provision for credit losses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily attributable to the incorporated change in the economic forecasts used in the CECL model in the second quarter of 2020 to reflect the expected impact of the COVID-19 pandemic as of June 30, 2020, as compared to our initial adoption of CECL in January 2020. In the second quarter of 2020, we also recorded a $2.8 million provision for unfunded commitments, which was also attributable to the change in the economic forecasts as a result of the COVID-19 pandemic.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended June 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$2,960	$3,422	$(462)
Loan fees	1,240	1,932	(692)
Gain (loss) on sales of investment securities	2,879	(642)	3,521
Gain on sales of mortgage loans	308	143	165
Government guaranteed loan income, net	11,006	961	10,045
Rental income	547	373	174
Other	2,350	(155)	2,505
Total noninterest income	$21,290	$6,034	$15,256

Noninterest income for the three months ended June 30, 2020 increased $15.3 million, or 252.8%, to $21.3 million compared to noninterest income of $6.0 million for the same period in 2019. The primary components of the increase were as follows:
        Gain (loss) on sales of investment securities. The Company recorded gains on sales of securities of $2.9 million as compared to the loss on sales of securities of $642 thousand during the same period in 2019. The increase in gain recognized during the three months ended June 30, 2020 was primarily due to a decrease in market interest rates below coupon rates for securities sold during the three months ended June 30, 2020.

Government guaranteed fee income, net. The increase in government guaranteed fee income was primarily due to the increase in government guaranteed loans originated during the three months ended June 30, 2020, specifically PPP loans. The Company earned fee income of 5%, $7.0 million, on PPP loans with balances under $350 thousand, 3%, or $4.4 million, on PPP loans with balances between $350 thousand and $2 million and 1%, or $1.1 million, on PPP loans with balances greater than $2 million.

Other income. The increase in other income of $2.5 million was primarily due to an increase in derivative income of $696 thousand, decrease in servicing fees net of servicing asset amortization of $507 thousand, gain on equity method investments of $304 thousand, and an insurance reimbursement of $214 thousand.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(In thousands)
Salaries and employee benefits	$20,019	$17,459	$2,560
Non-staff expenses:
Occupancy and equipment	3,994	4,014	(20)
Professional and regulatory fees	2,796	2,814	(18)
Data processing and software expense	2,434	2,309	125
Marketing	561	961	(400)
Amortization of intangibles	2,696	2,719	(23)
Telephone and communications	308	625	(317)
Merger and acquisition expense	—	5,790	(5,790)
COVID expenses	1,245	—	1,245
Other	6,008	3,205	2,803
Total noninterest expense	$40,061	$39,896	$165

Noninterest expense for the three months ended June 30, 2020 increased $165 thousand, or 0.4%, to $40.1 million compared to noninterest expense of $39.9 million for the three months ended June 30, 2019. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $20.0 million for the three months ended June 30, 2020, an increase of $2.6 million, or 14.7%, compared to the same period in 2019. The increase was primarily attributable to increased employee compensation of $1.0 million and incentive costs of $2.2 million in the three months ended June 30, 2020 as compared to the same period in 2019. These increases in salaries and employee benefits were partially offset by deferred direct origination costs, which increased $204 thousand as a result of organic growth in loans during the three months ended June 30, 2020 compared to the same period in 2019.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. No merger and acquisition expenses were incurred in the three months ended June 30, 2020, as our acquisition of Green Bancorp, Inc. (“Green”) was completed in 2019.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic such as PPP incentive compensation of $500 thousand, CRA donations of $406 thousand, employee salaries of $273 thousand and increased janitorial expenses of $22 thousand.
Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $6.0 million for the three months ended June 30, 2020 compared to $3.2 million for the same period in 2019, an increase of $2.8 million, or 87.5%. This increase was primarily due to an increase in bank service charges resulting from pre-payment fees on FHLB advances paid off early during the three months ended June 30, 2020. The increase was also attributable to increased problem loan expenses of $923 thousand.

Income Tax Expense

For the three months ended June 30, 2020, income tax expense totaled $4.0 million, a decrease of $3.4 million, or 45.9%, compared to $7.4 million for the same period in 2019. The decrease was primarily attributable to the decrease in net income from operations to $28.0 million for the three months ended June 30, 2020 from $34.2 million the same period in 2019.
The decrease was also driven by a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a net operating loss ("NOL") incurred by Green Bancorp, Inc. on January 1, 2019 during the three months ended June 30, 2020. Excluding this discrete tax items, the Company had an effective tax rate of 20.7% for the three months ended June 30, 2020.

Financial Condition

Our total assets increased $632.9 million, or 8.0%, from $8.0 billion as of December 31, 2019 to $8.6 billion as of June 30, 2020. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by COVID-19. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2020, total loans held for investment, excluding ACL, were $6.6 billion, an increase of $0.7 billion, or 11.1%, compared to $5.9 billion as of December 31, 2019. The increase was the result of the continued execution and success of our loan growth strategy as well as our PPP loan portfoli, with which we serve our small businesses impacted by COVID-19. In addition to these amounts, $28.0 million and $14.1 million in loans were classified as held for sale as of June 30, 2020 and December 31, 2019, respectively.

Total loans held for investment, excluding ACL, as a percentage of deposits were 100.7% and 100.5% as of June 30, 2020 and December 31, 2019, respectively. Total loans excluding mortgage warehouse loans and PPP loans as a percentage of deposits were 93.5% and 100.9% as of June 30, 2020 and December 31, 2019, respectively.Total loans as a percentage of assets were 71.8% and 74.4% as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2020		2019
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,555,300	25.2%	$1,712,838	28.9%
Mortgage warehouse	441,992	7.2%	183,628	3.1%
Real estate:
Owner Occupied CRE (“OOCRE”)	769,952	12.5%	706,782	11.8%
Non-owner Occupied CRE (“NOOCRE”)	1,847,480	30.0%	1,784,201	30.1%
Construction and land	599,510	9.7%	629,374	10.6%
Farmland	14,723	0.2%	16,939	0.3%
1-4 family residential	528,688	8.6%	549,811	9.3%
Multifamily	394,829	6.4%	320,041	5.4%
Consumer	14,932	0.3%	17,457	0.3%
Total loans held for investment, carried at amortized cost	$6,167,406	100.0%	$5,921,071	100.0%

Held for investment PPP loans, carried at fair value	$398,949	100.0%	$—	—%

Total loans held for sale	$28,041	100.0%	$14,080	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of June 30,	As of December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans	$43,594	$29,779
Accruing loans 90 or more days past due	2,021	3,660
Total nonperforming loans	45,615	33,439
Other real estate owned:
Commercial and Industrial	6,751	4,242
Commercial real estate, construction, land and land development	—	1,087
Residential real estate	965	666
Total other real estate owned	7,716	5,995
Total nonperforming assets	$53,331	$39,434
Restructured loans—non-accrual	3,332	1,457
Restructured loans—accruing	1,474	686
Ratio of nonperforming loans to total loans	0.80%	0.56%
Ratio of nonperforming assets to total assets	0.62%	0.50%

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2020	2019
	(In thousands)
Commercial	$17,432	$5,672
Real estate:
OOCRE	3,904	3,029
NOOCRE	20,362	18,876
Construction and land	785	567
1-4 family residential	961	1,581
Consumer	150	54
Total	$43,594	$29,779

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$594,546	$336	$1,640	$—	$2,988	$599,510
Farmland	14,723	—	—	—	—	14,723
1 - 4 family residential	517,554	3,301	3,865	—	3,968	528,688
Multi-family residential	365,300	12,457	17,072	—	—	394,829
Commercial real estate	2,240,917	220,196	50,235	—	106,084	2,617,432
Commercial	1,382,975	66,656	72,639	—	33,030	1,555,300
Mortgage warehouse	441,992	—	—	—	—	441,992
Consumer	14,523	—	184	—	225	14,932
Total	$5,572,530	$302,946	$145,635	$—	$146,295	$6,167,406

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

Allowance for credit losses (“ACL”) on loans held for investment
The ACL is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 – “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of		As of
	June 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$9,021	7.8%	$3,822	12.8%
Farmland	63	0.1	61	0.2
1 - 4 family residential	10,777	9.3	1,378	4.6
Multi-family residential	6,428	5.6	1,965	6.6
OOCRE	13,886	12.0	1,978	6.6
NOOCRE	36,067	31.3	8,139	27.3
Total real estate	$76,242	66.1%	$17,343	58.1%
Commercial	38,577	33.4	12,369	41.5
Consumer	546	0.5	122	0.4
Total allowance for credit losses	$115,365	100.0%	$29,834	100.0%

The ACL increased $85.5 million, or 74%, as of June 30, 2020 from December 31, 2019. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $39.1 million to the ACL. The primary reasons for the increase in required ACL are the Company’s adoption of CECL on January 1, 2020 and significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period and created the need for additional ACL.

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

Consistent forecasts of the loss drivers are used across the loan segments. For all DCF models at June 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and the Company will revert back to a historical loss rate over an additional four quarters on a straight-line basis. At June 30, 2020, the Company forecasted a significant increase in Texas unemployment and a year over year percentage decrease in Texas gross domestic product growth. The Company projected gradual improvement in the loss drivers over the next three quarters with these loss drivers remaining below historical trends over the past several years.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ACL:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$6,024,487	$5,884,026
Amortized costs of loans outstanding at end of period(1)	$6,144,055	$5,932,171
Allowance for credit losses at beginning of period		$19,255
Impact of adopting ASC 326	39,137	—
Provision for credit losses	47,948	8,347
Charge-offs:
Commercial	(1,740)	(2,954)
Consumer	(125)	(104)
Total charge-offs	(1,865)	(3,058)
Recoveries:
Real estate:
Residential	1	62
Commercial	36	20
Consumer	274	86
Total recoveries	311	168
Net charge-offs	(1,554)	(2,890)
Allowance for credit losses at end of period	$115,365	$24,712
Ratio of allowance to end of period loans excluding mortgage warehouse and PPP loans	2.01%	0.42%
Ratio of net charge-offs to average loans	0.03%	0.05%
(1)Excludes loans held for sale.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2019 to June 30, 2020. Loan balances increased from $5.9 billion as of December 31, 2019 to $6.0 billion as of June 30, 2020. Loan growth slowed in the second quarter of 2020 as a result of credit uncertainty from the impact of COVID-19. Net charge-offs represented 0.03% and 0.05% of average loan balances for the six months ended June 30, 2020 and 2019, respectively.

Equity Securities
As of June 30, 2020, we held equity securities with a readily determinable fair value of $15.8 million compared to $11.1 million as of December 31, 2019. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings. The increase is due to a $4.5 million equity security purchase during the six months ended June 30, 2020.

The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million at June 30, 2020 and December 31, 2019, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of June 30, 2020, we held FHLB Stock and FRB Stock of $83.8 million compared to $68.3 million as of December 31, 2019. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities
We use our debt securities portfolio, which includes both available for sale and held to maturity debt securities, to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2020, the carrying amount of debt securities totaled $1.1 billion, an increase of $114.7 million, or 11.5%, compared to $997.3 million as of December 31, 2019. The increase was primarily due to purchases of securities of $321.5 million, offset by sales of $90.9 million and maturities, calls, and paydowns of $146.5 million. Securities represented 12.9% and 12.1% of total assets as of June 30, 2020 and December 31, 2019, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

        Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2020, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no provision for credit losses have been recognized in the Company’s condensed consolidated statements of income. The Company also recorded no allowance for credit losses for its held to maturity debt securities as of June 30, 2020.
        As of June 30, 2020 and December 31, 2019, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits
Total deposits as of June 30, 2020 were $6.1 billion, an increase of $231.2 million, or 3.9%, compared to $5.9 billion as of December 31, 2019. The increase from December 31, 2019 was primarily the result of increases of $59.2 million and $351.2 million in interest-bearing transaction and savings deposits and noninterest-bearing demand deposits, respectively, partially offset by a decrease in certificates and other time deposits of $179.2 million.
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
A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	June 30, 2020	December 31, 2019
	(In thousands)
Subordinated notes	$108,589	$113,467
Unamortized debt premium	1,559	2,081
Total subordinated notes	$110,148	$115,548
Subordinated Debentures Trust Preferred Securities. The following subordinated debentures trust preferred securities were outstanding at the dates indicated in the table below:

	June 30, 2020	December 31, 2019
	(In thousands)
Subordinated debentures	$33,868	$33,868
Debt discount	(3,733)	(3,845)
Total subordinated debentures	$30,135	$30,023

A summary of pertinent information related to our issues of subordinated debentures outstanding at June 30, 2020 is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
	(Dollars in thousands)
Parkway National Capital Trust I	$3,093	3-month LIBOR +1.85%	December 2036
SovDallas Capital Trust I	$8,609	3-month LIBOR +4.0%	July 2038
Patriot Bancshares Capital Trust I	$5,155	3-month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	$17,011	3-month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037
(1) The 3-month LIBOR in effect as of June 30, 2020 was 0.3%.

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
FHLB Advances
        The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of June 30, 2020 and December 31, 2019, total borrowing capacity of $311.5 million and $752.7 million, respectively, was available under this arrangement and $1.1 billion and $677.9 million, respectively, was outstanding with a weighted average interest rate of 0.867% for the six months ended June 30, 2020 and 1.99% for the year ended December 31, 2019. FHLB has also issued standby letters of credit to the Company for $522.7 million and $481.7 million as of each of June 30, 2020 and December 31, 2019, respectively. Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Reserve Bank of Dallas.
The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2020 and December 31, 2019, $699.5 million and $843.9 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of June 30, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2020 and the year ended December 31, 2019, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million and $150.0 million as of June 30, 2020 and December 31, 2019, respectively.There were no advances under these lines of credit outstanding as of June 30, 2020 and December 31, 2019.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.4 billion for the six months ended June 30, 2020 and $8.0 billion for the year ended December 31, 2019.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	20.0%	18.6%
Interest-bearing	31.8	33.3
Certificates and other time deposits	19.6	25.1
Advances from FHLB	12.8	6.3
Other borrowings	1.7	1.1
Other liabilities	0.5	0.6
Stockholders’ equity	13.6	15.0
Total	100.0%	100.0%
Uses of Funds:
Loans	72.8%	73.6%
Securities available-for-sale	12.9	12.3
Interest-bearing deposits in other banks	4.0	0.8
Other noninterest-earning assets	10.3	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	28.0%	35.9%
Average loans to average deposits	101.9%	96.1%
Average loans, excluding PPP and MW, to average deposits	96.8%	93.4%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans held for investment, net of allowance for credit loss, increased 4.1% for the six months ended June 30, 2020 compared to the year ended December 31, 2019. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of June 30, 2020, we had $2.2 billion in outstanding commitments to extend credit and $39.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $2.0 billion in outstanding commitments to extend credit and $27.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2020, we had cash and cash equivalents of $160.3 million compared to $251.6 million as of December 31, 2019.
Analysis of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Net cash provided by operating activities	$67,601	$40,032
Net cash used in investing activities	(728,609)	(72,893)
Net cash provided by financing activities	569,764	214,234
Net change in cash and cash equivalents	$(91,244)	$181,373

Cash Flows Provided by Operating Activities
        For the six months ended June 30, 2020, net cash provided by operating activities increased by $27.6 million when compared to the same period in 2019. The increase in cash from operating activities was primarily related to the Company having no merger and acquisition expenses in the six months ended June 30, 2020 as compared to $37.0 million of merger and acquisition expenses in the six months ending June 30, 2019.
Cash Flows Used in Investing Activities
        For the six months ended June 30, 2020, net cash used in investing activities increased by $655.7 million when compared to the same period in 2019. The increase in cash used in investing activities was primarily attributable to a $502.1 million increase in originations of net loans held for investment, $112.7 million of cash received in excess of cash paid for the acquisition of Green during 2019 with no corresponding cash received in excess of cash paid in 2020, and a decrease of $163.5 million in cash flows from sales of securities available for sale for the six months ending June 30, 2019.
Cash Flows Provided by Financing Activities
        For the six months ended June 30, 2020, net cash provided by financing activities increased by $355.5 million when compared to the same period in 2019. The increase in cash provided by financing activities was primarily attributable to a $225.0 million increase in advances from the FHLB and a $158.9 million increase in deposits for the six months ending June 30, 2019.
        As of the six months ended June 30, 2020 and 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
        On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program does not obligate the Company to purchase any shares, and the program may be terminated or amended by the Board at any time prior to its expiration. On March 16, 2020, Veritex suspended its stock buyback program.
During the six months ended June 30, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. All of these shares were purchased prior to the suspension of the Stock Buyback Program in March 2020. During the six months ended June 30, 2019, 1,171,862 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $25.44.

Capital Resources
Total stockholders’ equity decreased to $1.2 billion as of June 30, 2020, compared to $1.2 billion as of both June 30, 2019 and December 31, 2019, a decrease of $27.0 million, or 2.3%. The decrease from both June 30, 2019 and December 31, 2019 was primarily the result of $49.6 million in stock buybacks, $17.3 million in dividends declared and paid and $15.5 million in CECL transition during the six months ended June 30, 2020. By comparison, total stockholders’ equity increased to $1.2 billion as of June 30, 2020, compared to $530.6 million as of December 31, 2019, an increase of $674.7 million, or 127.1%. The increase from December 31, 2019 was primarily the result of the acquisition of Green and $34.3 million in net income during the six months ended June 30, 2019.

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$955,220	12.71%	$917,939	13.10%
Tier 1 capital (to risk-weighted assets)	755,141	10.05	771,679	11.02
Common equity tier 1 (to risk-weighted assets)	726,006	9.66	742,675	10.60
Tier 1 capital (to average assets)	755,121	9.16	771,679	10.17
Veritex Community Bank
Total capital (to risk-weighted assets)	$938,457	12.49%	$870,838	12.44%
Tier 1 capital (to risk-weighted assets)	848,508	11.29	840,126	12.00
Common equity tier 1 (to risk-weighted assets)	848,508	11.29	840,126	12.00
Tier 1 capital (to average assets)	848,508	10.29	840,126	11.07

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

The Company’s commitments to extend credit and outstanding standby letters of credit were $2.2 billion and $39.5 million, respectively, as of June 30, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Subsequent Events
        On July 28, 2020, we announced that our Board of Directors declared a regular cash dividend of $0.17 per share on our outstanding common stock, payable on or after August 20, 2020 to shareholders of record as of August 6, 2020.
LIBOR Transition
        On July 27, 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of June 30, 2020, the Company had approximately $1.4 billion of loans indexed to LIBOR that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
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
We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of potential impairment and the amount of impairment loss, involves estimating the fair value of a reporting unit and comparing these estimated fair values with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any such adjustments to goodwill are reflected in the results of operations in the periods in which they become known.
Estimating the fair values of a reporting unit involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including revenues, capital expenditures, cash flows and the selection and use of an appropriate discount rate and market values and multiples of earnings and revenues of similar public companies. Projected sales and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit.
The use of different assumptions, estimates or judgments in the goodwill impairment testing process, including with respect to the estimated future cash flows of our reporting unit, the discount rate used to discount such estimated cash flows to their net present value, and the reasonableness of the resultant implied control premium relative to our market capitalization, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.
During the second quarter of 2020, we observed a significant decline in the market valuation of our common shares as a result of sustained economic disruption occurring after the first quarter of 2020, including but not limited to the COVID-19 pandemic. As a result of the sustained economic disruption, we determined that the likelihood of impairment was greater than 50% and therefore we performed an interim quantitative impairment assessment for our reporting unit. We determined the fair value of our reporting unit using a combination of a market and income approach. As a result of our evaluation, the fair value of our reporting unit exceeded its related carrying value by approximately 26%.

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
•uncertain market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex and Texas, including as a result of the COVID-19 pandemic
•risks related to the impact of the COVID-19 pandemic on our business and operations
•possible additional loan losses and impairment of the collectibility of loans, particularly as a result of the COVID-19 pandemic and the programs implemented by the CARES Act, including its automatic loan forbearance provisions, and our PPP lending activities;
•the effects of regional or national civil unrest;
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
•our level of nonperforming assets and the costs associated with resolving problem loans, if any, and complying with government-imposed foreclosure moratoriums;
•potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•risks related to the significant amount of credit that we have extended to a limited number of borrowers and in a limited geographic area;
•our ability to maintain adequate liquidity (including in compliance with the finalized Basel III capital standards and the effect of the transition to the CECL methodology for allowances and related adjustments) and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
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
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and economic stimulus programs;
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
        The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	16.11%	17.78%	14.51%	12.01%
+ 200	10.28%	12.94%	9.89%	9.42%
+ 100	4.65%	7.14%	5.17%	5.76%
Base	—%	—%	—%	—%
−100	(2.74)%	(7.14)%	(3.99)%	(8.03)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our results of operations have been adversely affected by the factors described above. For example, in the quarter ended July 30, 2020, these factors caused a substantial increase in our allowance for credit losses and related provision for credit losses. While the ultimate impact of these factors over the longer term is uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of the economic recovery when the COVID-19 pandemic subsides. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in a material adverse effect on our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. The following repurchases were made under the Stock Buyback Program during the six months ended June 30, 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
January 1, 2020 - January 31, 2020	77,800	$28.22	77,800	$78,272,000
February 1, 2020 - February 28, 2020	1,052,506	27.89	1,052,506	48,912,000
March 1, 2020 - March 31, 2020	871,905	20.72	871,905	30,850,000
April 1, 2020 - April 30, 2020	—	—	—	30,850,000
May 1, 2020 - May 31, 2020	—	—	—	30,850,000
June 1, 2020 - June 30, 2020	—	—	—	30,850,000
	2,002,211	$24.78	2,002,211	$30,850,000
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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 5, 2020	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)