Form 10-Q
period 2020-09-30
Veritex Holdings, Inc.
filed 2020-11-04
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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

As of November 3, 2020, there were 49,661,232 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of September 30, 2020 and December 31, 2019
(Dollars in thousands, except par value and share information)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$40,792	$65,151
Interest bearing deposits in other banks	87,975	186,399
Total cash and cash equivalents	128,767	251,550
Debt securities available-for-sale, at fair value	1,060,456	964,365
Debt securities held-to-maturity (fair value of $34,223 and $34,810, at September 30, 2020 and December 31, 2019, respectively)	30,984	32,965
Equity securities	15,180	14,697
Federal Home Loan Bank of Dallas Stock (“FHLB”) and Federal Reserve Bank Stock	81,825	68,348
Investment in trusts	1,018	1,018
Total investments	1,189,463	1,081,393
Loans held for sale	13,928	14,080
Loans held for investment, Paycheck Protection Program (“PPP”) loans, carried at fair value	405,465	—
Loans held for investment, mortgage warehouse (“MW”)	544,845	183,628
Loans held for investment, excluding MW and PPP	5,789,293	5,737,577
Less: Allowance for credit losses	(121,591)	(29,834)
Total loans held for investment, net	6,618,012	5,891,371
Bank-owned life insurance	82,366	80,915
Bank premises, furniture and equipment, net	115,794	118,536
Other real estate owned	5,796	5,995
Intangible assets, net of accumulated amortization of $28,531 and $19,997, at September 30, 2020 and December 31, 2019, respectively	64,716	72,263
Goodwill	370,840	370,840
Other assets	112,693	67,994
Total assets	$8,702,375	$7,954,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$1,920,715	$1,556,500
Interest-bearing transaction and savings deposits	2,821,945	2,654,972
Certificates and other time deposits	1,479,896	1,682,878
Total deposits	6,222,556	5,894,350
Accounts payable and other liabilities	66,096	37,427
Accrued interest payable	3,444	6,569
Advances from FHLB	1,082,756	677,870
Subordinated debentures and subordinated notes	140,158	145,571
Securities sold under agreements to repurchase	2,028	2,353
Total liabilities	7,517,038	6,764,140
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,464,960 and 54,876,580 shares issued at September 30, 2020 and December 31, 2019, respectively; 49,650,038 and 51,063,869 shares outstanding at September 30, 2020 and December 31, 2019, respectively	555	549
Additional paid-in capital	1,124,148	1,117,879
Retained earnings	157,639	147,911
Accumulated other comprehensive income	47,155	19,061
Treasury stock, 5,814,922 and 3,812,711 shares at cost at September 30, 2020 and December 31, 2019, respectively	(144,160)	(94,603)
Total stockholders’ equity	1,185,337	1,190,797
Total liabilities and stockholders’ equity	$8,702,375	$7,954,937

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$68,685	$85,811	$216,986	$258,344
Investment securities	7,852	7,687	23,074	22,316
Deposits in financial institutions and Fed Funds sold	65	1,329	1,122	4,255
Other investments	827	816	2,568	2,129
Total interest and dividend income	77,429	95,643	243,750	287,044
Interest expense:
Transaction and savings deposits	2,105	10,381	11,128	32,152
Certificates and other time deposits	5,004	10,283	19,759	29,220
Advances from FHLB	2,707	3,081	8,387	7,323
Subordinated debentures and subordinated notes	1,743	1,024	5,444	3,116
Total interest expense	11,559	24,769	44,718	71,811
Net interest income	65,870	70,874	199,032	215,233
Provision for credit losses	8,692	9,674	56,640	18,021
Provision for unfunded commitments	1,447	—	8,127	—
Net interest income after provision for credit losses	55,731	61,200	134,265	197,212
Noninterest income:
Service charges and fees on deposit accounts	3,130	3,667	9,732	10,606
Loan fees	1,787	2,252	5,027	5,861
(Loss) gain on sales of investment securities	(8)	—	2,871	(1,414)
Gain on sale of mortgage loans held for sale	472	32	922	394
Government guaranteed loan income, net	2,257	930	13,702	4,148
Rental income	502	643	1,600	1,629
Other	1,655	906	4,478	1,724
Total noninterest income	9,795	8,430	38,332	22,948
Noninterest expense:
Salaries and employee benefits	20,553	17,530	59,442	53,874
Occupancy and equipment	3,980	4,044	12,247	12,187
Professional and regulatory fees	3,159	2,750	8,151	8,982
Data processing and software expense	2,452	2,252	6,975	6,485
Marketing	1,062	708	2,706	2,288
Amortization of intangibles	2,840	2,712	8,232	8,191
Telephone and communications	345	361	972	1,381
Merger and acquisition expense	—	1,035	—	38,042
COVID expenses	132	—	1,377	—
Other	1,885	3,238	11,912	10,089
Total noninterest expense	36,408	34,630	112,014	141,519
Income before income tax expense	29,118	35,000	60,583	78,641
Income tax expense	6,198	7,595	9,501	16,953
Net income	$22,920	$27,405	$51,082	$61,688
Basic earnings per share	$0.46	$0.52	$1.02	$1.15
Diluted earnings per share	$0.46	$0.51	$1.02	$1.13
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$22,920	$27,405	$51,082	$61,688
Other comprehensive income:
Net unrealized gains on securities available-for-sale:
Change in net unrealized gains on securities available-for-sale during the period	2,400	7,212	35,660	29,892
Reclassification adjustment for net (gains) losses included in net income	—	—	(2,879)	1,414
Net unrealized gains on securities available-for-sale	2,400	7,212	32,781	31,306

Net unrealized gains on derivative instruments designated as cash flow hedges	4,105	413	3,170	2,033
Other comprehensive income, before tax	6,505	7,625	35,951	33,339
Income tax expense	1,364	1,529	7,857	6,572
Other comprehensive income, net of tax	5,141	6,096	28,094	26,767
Comprehensive income	$28,061	$33,501	$79,176	$88,455

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749
Restricted stock units vested, net of 1,224 shares withheld to cover tax withholdings	14,585	—	—	—	(21)	—	—	(21)
Exercise of employee stock options, no shares withheld for taxes or exercise	2,706	—	—	—	28	—	—	28
Stock based compensation	—	—	—	—	2,078	—	—	2,078
Net income	—	—	—	—	—	22,920	—	22,920
Dividends paid	—	—	—	—	—	(8,558)	—	(8,558)
Other comprehensive income	—	—	—	—	—	—	5,141	5,141
Balance at September 30, 2020	49,650,038	$555	5,814,922	$(144,160)	$1,124,148	$157,639	$47,155	$1,185,337

Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2019	53,457,486	$535	1,181,862	$(29,873)	$1,112,238	$104,652	$17,741	$1,205,293
Restricted stock units vested, net of 148 shares withheld to cover tax withholdings	352	—	—	—	(6)	—	—	(6)
Exercise of employee stock options, no shares withheld for taxes or exercise	92,572	1	—	—	998	—	—	999
Stock buyback	(1,177,241)	(12)	1,177,241	(28,961)	—	—	—	(28,973)
Stock based compensation	—	—	—	—	1,429	—	—	1,429
Reclassification of liability-classified awards to equity awards	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	27,405	—	27,405
Dividends paid	—	—	—	—	—	(6,713)	—	(6,713)
Other comprehensive income	—	—	—	—	—	—	6,096	6,096
Balance at September 30, 2019	52,373,169	$524	2,359,103	$(58,834)	$1,114,659	$125,344	$23,837	$1,205,530

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units vested, net of 22,404 shares withheld to cover tax withholdings	100,864	1	—	—	(665)	—	—	(664)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover tax withholdings and exercise price, respectively	477,516	5	—	—	944	—	—	949
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)	—	—	—	(49,557)
Stock based compensation	—	—	—	—	5,881	—	—	5,881
Net income	—	—	—	—	—	51,082	—	51,082
Dividends paid	—	—	—	—	—	(25,849)		(25,849)
CECL impact on date of adoption	—	—	—	—	—	(15,505)		(15,505)
Other comprehensive income	—	—	—	—	—		28,094	28,094
Balance at September 30, 2020	49,650,038	$555	5,814,922	$(144,160)	$1,124,148	$157,639	$47,155	$1,185,337

Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	12,484
Restricted stock units vested, net of 53,734 shares withheld to cover tax withholdings	226,581	2	—	—	(1,291)	—	—	(1,289)
Exercise of employee stock options, net of 13,709 shares withheld to cover taxes	211,246	2	—	—	2,389	—	—	2,391
Stock buyback	(2,349,103)	(23)	2,349,103	(58,764)	—	—	—	(58,787)
Stock based compensation	—	—	—	—	19,920	—	—	19,920
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	1,403
Net income	—	—	—	—	—	61,688	—	61,688
Dividends paid	—	—	—	—	—	(20,312)	—	(20,312)
Other comprehensive income	—	—	—	—	—	—	26,767	26,767
Balance at September 30, 2019	52,373,169	$524	2,359,103	$(58,834)	$1,114,659	$125,344	$23,837	$1,205,530
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2020 and 2019
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$51,082	$61,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	11,910	12,372
Net accretion of time deposit premium, debt discount, and debt issuance costs	(1,208)	(6,495)
Provision for credit losses and unfunded commitments	64,767	18,021
Accretion of loan purchase discount	(11,407)	(20,241)
Stock-based compensation expense	5,881	19,920
Compensation expense, liability-classified awards	—	1,403
Excess tax (benefit) expense from stock compensation	(1,391)	94
Net amortization of premiums on debt securities	2,483	1,887
Unrealized gain on equity securities recognized in earnings	(512)	(377)
Change in cash surrender value and mortality rates of bank-owned life insurance	(1,451)	(1,506)
Net (gain) loss on sales of investment securities	(2,871)	1,414
Change in fair value of government guaranteed loans using fair value option	2,351	(215)
Gain on sales of mortgage loans held for sale	(923)	(394)
Gain on sales of government guaranteed loans	(3,242)	(3,933)
Originations of loans held for sale	(97,490)	(28,414)
Proceeds from sales of loans held for sale	101,494	28,926
Loss on sale of other real estate owned	83	—
Gain on sale of bank premises, furniture and equipment	(358)	—
Net loss on sale of branches	—	474
Increase in other assets	(35,012)	(687)
Increase (decrease) in accounts payable and other liabilities and accrued interest payable	9,700	(8,623)
Net cash provided by operating activities	93,886	75,502
Cash flows from investing activities:
Cash received in excess of cash paid for the acquisition of Green	—	112,710
Cash settlement for sale of held for sale branches	—	7,153
Purchases of securities available for sale	(491,724)	(409,453)
Proceeds from sales of securities available for sale	90,897	254,397
Proceeds from maturities, calls and pay downs of available for sale securities	338,146	90,079
Purchases of securities held to maturity	—	(8,137)
Maturity, calls and paydowns of securities held to maturity	1,748	1,214
Purchases of other investments	(13,477)	(26,332)
Proceeds from sales of equity securities	21	—
Net loans originated	(842,847)	(103,790)
Proceeds from sale of Small Business Administration (“SBA”) loans	43,404	47,748
Net additions to bank premises, furniture and equipment	(2,433)	(6,395)
Proceeds from sales of bank premises, furniture and equipment	2,157	—
Proceeds from sales of other real estate owned	3,890	—
Net cash used in investing activities	(870,218)	(40,806)
Cash flows from financing activities:
Net change in deposits	329,000	(213,005)
Net change in advances from Federal Home Loan Bank	404,886	424,888
Redemption of subordinated debt	(5,000)	—
Net change in securities sold under agreement to repurchase	(325)	(439)
Payments to tax authorities for stock-based compensation	(3,783)	(1,289)
Proceeds from exercise of employee stock options	4,068	2,391
Proceeds from exercise of stock warrants	109	—
Purchase of treasury stock	(49,557)	(58,787)
Dividends paid	(25,849)	(20,312)
Net cash provided by financing activities	653,549	133,447
Net (decrease) increase in cash and cash equivalents	(122,783)	168,143
Cash and cash equivalents at beginning of period	251,550	84,449
Cash and cash equivalents at end of period	$128,767	$252,592
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies
Nature of Organization
In this report, the words “Veritex”, “the Company,” “we,” “us,” and “our” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word “Holdco” refers to Veritex Holdings, Inc. The word “the Bank” refers to Veritex Community Bank.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 25 branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 branches in the Houston metropolitan area and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking and the Board of Governors of the Federal Reserve System are the primary regulators of the Company and the Bank, and both perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex Holdings Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at September 30, 2020 and December 31, 2019, condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, condensed consolidated stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019.

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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation, including (i) the reclassification on the Condensed Consolidated Statement of Income from other noninterest income of $109 and $215 to government guaranteed loan income, net for the three and nine months ended September 30, 2019, respectively (ii) the reclassification on the Condensed Consolidated Statement of Income from net gain on sales of loans and other assets owned of $821 and $3,933 to government guaranteed loan income, net for the three and nine months ended September 30, 2019, respectively, (iii) the reclassification on the Condensed Consolidated Statement of Income from net gains on sales of loans and other assets owned to gain on sale of mortgage loans held for sale of $32 and $394 for the three and nine months ended September 30, 2019, respectively, (iv) the reclassification on the Condensed Consolidated Statement of Income from other income to rental income for $274 and $519 for the three and nine months ended September 30, 2019, respectively, and (v) the reclassification on the Condensed Consolidated Statement of Cash Flows from change in other assets to unrealized gain on equity securities recognized in earnings of $377 for the nine months ended September 30, 2019.
Earnings Per Share
Earnings per share (“EPS”) are based upon the Company’s weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (numerator)
Net income	$22,920	$27,405	$51,082	$61,688
Shares (denominator)
Weighted average shares outstanding for basic EPS	49,647	52,915	49,989	53,721
Dilutive effect of employee stock-based awards	128	953	188	912
Adjusted weighted average shares outstanding	49,775	53,868	50,177	54,633
EPS:
Basic	$0.46	$0.52	$1.02	$1.15
Diluted	$0.46	$0.51	$1.02	$1.13

For the three and nine months ended September 30, 2020, there were 1,360 and 1,525 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, respectively. For the three and nine months ended September 30, 2019, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

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

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on debt securities held-to-maturity	$—	$—	$—
Allowance for credit losses on loans
Construction and land	3,760	3,822	(62)
Farmland	65	61	4
1 - 4 family residential	6,002	1,378	4,624
Multi-family residential	2,593	1,965	628
Owner Occupied Commercial Real Estate	13,066	1,978	11,088
Non-Owner Occupied Commercial Real Estate	15,314	8,139	7,175
Commercial	27,729	12,369	15,360
Consumer	442	122	320
Allowance for credit losses on loans	$68,971	$29,834	$39,137

Liabilities:
Allowance for credit losses on OBS credit exposures	$1,718	$878	$840

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

For the nine months ended September 30, 2020, the Company had 741 modifications of loans with aggregate principal balances $1.2 billion that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. The majority of these modifications allow 90-day deferment of principal and/or interest payments with the ability to request an extension to 180-day deferment of principal and/or interest payments in certain instances. As of October 15, 2020, the Company had $155.5 million in loans with a remaining deferment.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the condensed consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2020 and 2019.

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

All loans considered to be PCI loans prior to January 1, 2020 were converted to PCD loans upon the Company’s adoption of ASC 326. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account for all applicable areas of accounting which include credit loss measurement, interest income recognition, non-accrual determination, write-off determination and trouble debt restructuring identification. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each loan or pool and added to the loan or pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the loan or pool and the new amortized cost basis is the noncredit premium or discount which will be accreted into interest income over the remaining life of the loan or pool. Changes to the ACL after adoption are recorded through provision expense.

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

Fair Value Option

On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of September 30, 2020, the Company had held for sale government guaranteed loans and held for investment PPP loans that the Company had elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had a change in fair value for loans the Company elected to carry at fair value of $676 and $2,351 for the three and nine months ended September 30, 2020, respectively, as compared to $108 and $215 for the three and nine months ended September 30, 2019, respectively, that was recorded in government guaranteed loan income, net on the Condensed Consolidated Statements of Income. In addition, the Company records upfront costs and fees as incurred that are related to items for which the fair value option is elected through noninterest income. For the three and nine months ended September 30, 2020, respectively, the Company recognized upfront fees of $295 and $12,811 and on PPP loans through government guaranteed loan income, net on the Condensed Consolidated Statements of Income. There were minimal fees recognized on loans electing the fair value option for the three and nine months ended September 30, 2019.

Gain on Sale of Guaranteed Portion of SBA Loans

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in government guaranteed loan income, net on the Condensed Consolidated Statements of Income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the three and nine months ended September 30, 2020, the Company recognized $2,638 and $3,242 of gain on sales of government guaranteed loans, respectively. For the same periods in 2019, the Company recognized $822 and $3,933 of gain on sales of government guaranteed loans, respectively.

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

During the second quarter of 2020, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of continued economic disruption occurring after the first quarter of 2020 primarily due to the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value and proceeded to perform an interim quantitative impairment test. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of quantitative evaluation, the Company determined that, as of June 30, 2020, the fair value of the Company's reporting unit exceeded its related carrying value, and therefore goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. During the third quarter of 2020, the Company determined that there was no triggering event that required an interim quantitative impairment assessment to determine if it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value. Management will continue to monitor events that could impact this conclusion in the future.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$45,720	$65,897
Cash paid for income taxes	32,590	13,400
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$—	$9,380
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid in capital	—	788
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	—	(48)
Net foreclosure of other real estate owned and repossessed assets	4,100	4,625
Transfer of other real estate owned to other assets for losses incurred upon sale and expected to be collected from the SBA	327	—
Reclassification of branch assets held for sale to loans held for investment	—	26,171
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	—	1,173
Non-cash assets acquired in business combination
Investment securities	$—	$660,792
Non-marketable equity securities	—	40,287
Loans held for sale	—	9,360
Loans held for investment	—	3,245,248
Accrued interest receivable	—	11,395
Bank-owned life insurance	—	56,841
Bank premises, furniture and equipment	—	36,855
Investment in trusts	—	666
Intangible assets, net	—	65,718
Goodwill	—	209,016
Other assets	—	12,649
Right of use asset	—	9,373
Deferred taxes	—	11,930
Current taxes	—	1,812
Assets held for sale	—	85,307
Total assets	$—	$4,457,249
Non-cash liabilities assumed in business combination
Non-interest-bearing deposits	$—	$825,364
Interest-bearing deposits	—	1,300,825
Certificates and other time deposits	—	1,346,915
Accounts payable and accrued expenses	—	26,261
Lease liability	—	9,373
Accrued interest payable and other liabilities	—	5,181
Securities sold under agreements to repurchase	—	3,226
Advances from Federal Home Loan Bank	—	300,000
Subordinated debentures and subordinated notes	—	56,233
Liabilities held for sale	—	52,682
Total liabilities	$—	$3,926,060

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

    During the three months ended September 30, 2020, there were no shares repurchased through the Stock Buyback Program. During the nine months ended September 30, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. During the three and nine months ended September 30, 2019, 1,177,241 and 2,349,103 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.61 and $25.03, respectively.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,605 and $11,122 at September 30, 2020 and December 31, 2019, respectively. The Company realized a loss of $8 on equity securities with a readily determinable fair value during the three and nine months ended September 30, 2020. The Company realized no gain or loss on equity securities with a readily determinable fair value during the and same periods in 2019. The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gain recognized on equity securities with a readily determinable fair value	$299	$84	$512	$377
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 as of September 30, 2020 and December 31, 2019.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available for sale and held to maturity securities are as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Corporate bonds	$166,655	$5,322	$1,556	$—	$170,421
Municipal securities	113,553	8,149	66	—	121,636
Mortgage-backed securities	256,546	17,620	94	—	274,072
Collateralized mortgage obligations	414,430	22,552	40	—	436,942
Asset-backed securities	54,257	3,128	—	—	57,385
	$1,005,441	$56,771	$1,756	$—	$1,060,456

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Held to maturity
Mortgage-backed securities	$7,022	$866	$—	$7,888	$—
Collateralized mortgage obligations	1,625	118	—	1,743	—
Municipal securities	22,337	2,255	—	24,592	—
	$30,984	$3,239	$—	$34,223	$—

The Company did not transfer any securities from available for sale to held to maturity at fair value during the three and nine months ended September 30, 2020.

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

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$57,195	$1,556	$—	$—	$57,195	$1,556
Municipal securities	2,920	66	—	—	2,920	66
Mortgage-backed securities	18,453	95	4,603	39	23,056	134
	$78,568	$1,717	$4,603	$39	$83,171	$1,756

	December 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$468	$1	$—	$—	$468	$1
Mortgage-backed securities	28,883	370	—	—	28,883	370
Collateralized mortgage obligations	109,749	1,392	—	—	109,749	1,392
	$139,100	$1,763	$—	$—	$139,100	$1,763

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
The number of available for sale debt securities in an unrealized loss position totaled 15 and 11 at September 30, 2020 and December 31, 2019, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.
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
.

	September 30, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,927	5,162	—	—
Due from five years to ten years	148,194	150,585	3,345	3,596
Due after ten years	127,087	136,310	18,992	20,996
	280,208	292,057	22,337	24,592
Mortgage-backed securities and collateralized mortgage obligations	670,976	711,014	8,647	9,631
Asset-backed securities	54,257	57,385	—	—
	$1,005,441	$1,060,456	$30,984	$34,223

	December 31, 2019
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$4,904	$5,100	$—	$—
Due from five years to ten years	74,596	76,403	1,204	1,219
Due after ten years	72,453	76,148	21,331	22,666
	151,953	157,651	22,535	23,885
Mortgage-backed securities and collateralized mortgage obligations	720,214	734,428	10,430	10,925
Asset-backed securities	69,964	72,286	—	—
	$942,131	$964,365	$32,965	$34,810

Proceeds from sales of debt securities available for sale and gross gains and losses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Proceeds from sales	$90,897	$254,397
Gross realized gains	2,879	522
Gross realized losses	—	1,936

    As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of September 30, 2020 and December 31, 2019.

5. Loans and Allowance for Credit Losses
Loans Held for Investment
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2020	December 31, 2019
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$623,496	$629,374
Farmland	14,413	16,939
1 - 4 family residential	548,953	549,811
Multi-family residential	412,412	320,041
OOCRE	734,939	706,782
NOOCRE	1,817,013	1,784,201
Commercial	1,623,249	1,712,838
Mortgage warehouse	544,845	183,628
Consumer	14,127	17,457
	6,333,447	5,921,071

Deferred loan costs, net	691	134
Allowance for credit losses	(121,591)	(29,834)
Loans held for investment carried at amortized cost, net	6,212,547	5,891,371

Loans held for investment, carried at fair value:
PPP loans	405,465	—

Total loans held for investment, net	$6,618,012	$5,891,371
Included in the net loan portfolio as of September 30, 2020 and December 31, 2019 was an accretable discount related to purchased performing and PCD loans, previously called PCI loans prior to the Company’s adoption of ASU 2016-13, acquired within a business combination in the approximate amounts of $18,119 and $57,811, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. For the three and nine months ended September 30, 2020, the Company recognized $2,180 and $4,375, respectively, of accretion on PCD/PCI loans into interest income. For the nine months ended September 30, 2020 and 2019, the Company recognized $11,407 and $13,405, respectively, of accretion on PCD/PCI loans into interest income. In addition, included in the net loan portfolio as of September 30, 2020 and December 31, 2019 is a discount on retained loans from sale of originated SBA loans of $3,233 and $2,193, respectively.
Additionally, included in total loans held for investment, as of September 30, 2020, was $405,465 of PPP loans, which are carried at fair value. During the three and nine months ended September 30, 2020, the Company recognized fee income of $295 and $12,811, respectively, which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2020, the Company recognized a valuation discount of $33 and $2,038, respectively, which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying condensed consolidated statements of cash flows. These PPP loans were originated through the SBA as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are considered 100% forgiven if certain criteria are met by the borrowers. As of September 30, 2020, we do not believe any of the Company’s PPP loans will not meet such criteria.
The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of September 30, 2020 and December 31, 2019.

Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to loans held for investment is as follows:

	Three Months Ended September 30, 2020
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$9,021		$63	$10,777	$6,428	$13,886	$36,067	$38,577	$546	$115,365
Credit loss expense non-PCD loans	610		7	(142)	268	662	(85)	11,425	29	12,774
Credit loss expense PCD loans	(41)		—	(37)	—	(3,578)	(161)	(271)	6	(4,082)
Charge-offs	—		—	—	—	(2,421)	—	(68)	(11)	(2,500)
Recoveries	—		—	7	—	—	—	14	13	34
Ending Balance	$9,590	0	$70	$10,605	$6,696	$8,549	$35,821	$49,677	$583	$121,591

	Three Months Ended September 30, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,096	$54	$1,843	$682	$1,654	$6,376	$10,952	$55	$24,712
Credit Loss Expense	453	—	265	—	—	458	8,316	182	9,674
Charge-offs	—	—	—	—	—	—	(8,101)	(113)	(8,214)
Recoveries	—	—	—	—	—	—	71	—	71
Ending Balance	$3,549	$54	$2,108	$682	$1,654	$6,834	$11,238	$124	$26,243

	Nine Months Ended September 30, 2020
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822		$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)		4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645		—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	6,393		5	4,955	4,103	3,177	17,294	22,853	3	58,783
Credit loss expense PCD loans	(563)		—	(360)	—	(5,273)	3,213	853	(13)	(2,143)
Charge-offs	—		—	—	—	(2,421)	—	(1,808)	(136)	(4,365)
Recoveries	—		—	8	—	—	—	50	287	345
Ending Balance	$9,590	0	$70	$10,605	$6,696	$8,549	$35,821	$49,677	$583	$121,591

	Nine Months Ended September 30, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$2,186	$58	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255
Credit Loss Expense	1,363	(4)	589	321	261	1,764	13,491	236	18,021
Charge-offs	—	—	(157)	—	—	—	(10,898)	(217)	(11,272)
Recoveries	—	—	62	—	—	—	91	86	239
Ending Balance	$3,549	$54	$2,108	$682	$1,654	$6,834	$11,238	$124	$26,243

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2020:

	Business Assets(1)	Real Property(1)	ACL Allocation
Real estate:
Construction and land	$785	$—	$—
1 - 4 family residential	—	2,366	—
OOCRE	2,530	2,779	49
NOOCRE	3,601	33,447	374
Commercial	16,521	25,662	18,419
Consumer	—	1,186	50
Total	$23,437	$65,440	$18,892
(1) Loans reported exclude PCD loans that transitioned upon adoption of ASC 326 and accounted for on a pooled basis. Refer to Note 1 for further discussion.

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective allowance for credit loss allocations as of December 31, 2019, as determined in accordance with ASC 310 prior to the Company’s adoption of ASU 2016-13:

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
Non-accrual loans aggregated by class of loans, as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$785	$785	$567	$—
Farmland	—	—	—	—
1 - 4 family residential	2,366	2,301	1,581	1,581
Multi-family residential	—	—	—	—
OOCRE	5,310	5,567	3,029	2,778
NOOCRE	37,048	35,939	18,876	18,876
Commercial	42,182	3,677	5,672	2,747
Mortgage warehouse	—	—	—	—
Consumer	1,186	122	54	54
Total	$88,877	$48,391	$29,779	$26,036
    There were $2,086 of PCD loans that are not accounted for on a pooled basis included in non-accrual loans at September 30, 2020. There were no PCD loans included in non-accrual loans at December 31, 2019.
    During the three and nine months ended September 30, 2020, interest income not recognized on non-accrual loans was $2,457 and $2,993, respectively. During the three and nine months ended September 30, 2019, interest income not recognized on non-accrual loans, excluding PCI loans, was $243 and $530, respectively.

    An age analysis of past due loans, aggregated by class of loans and including past due non-accrual loans, as of September 30, 2020 and December 31, 2019, is as follows:

	September 30, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$735	$—	$785	$1,520	$619,291	$2,685	$623,496	$—
Farmland	—	—	—	—	14,413	—	14,413	—
1 - 4 family residential	630	175	3,791	4,596	540,090	4,267	548,953	1,569
Multi-family residential	—	—	—	—	412,412	—	412,412	—
OOCRE	1,124	3,064	462	4,650	690,616	39,673	734,939	—
NOOCRE	—	—	17,697	17,697	1,746,641	52,675	1,817,013	—
Commercial	3,225	7,656	16,707	27,588	1,573,296	22,365	1,623,249	75
Mortgage warehouse	—	—	—	—	544,845	—	544,845	—
Consumer	41	147	1,121	1,309	12,611	207	14,127	45
Total	$5,755	$11,042	$40,563	$57,360	$6,154,215	$121,872	$6,333,447	$1,689
(1) Loans 90 days past due and still accruing excludes $33,188 of pooled PCD loans as of September 30, 2020 that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

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

Loans past due 90 days and still accruing were $1,689 as of September 30, 2020. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $29,659 and $2,142 as of September 30, 2020 and December 31, 2019, respectively.

    The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the nine months ended September 30, 2020. There were no new TDRs during the three and nine months ended September 30, 2019. The Company did not grant principal reductions or interest rate concessions on any TDRs during the three and nine months ended September 30, 2020.

	During the Three Months Ended September 30, 2020
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial real estate	$5,145	$19,359	$24,504	8
Total	$5,145	$19,359	$24,504	8

	During the Nine Months Ended September 30, 2020
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial real estate	$5,145	$19,359	$24,504	8
Commercial	1,440	1,337	2,777	3
Total	$6,585	$20,696	$27,281	11

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2020 and 2019. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three and nine months ended September 30, 2020 and 2019 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal. As of September 30, 2020, there were seven TDR loans in compliance with modified terms with a balance of $6,429. As of December 31, 2019, there were four TDR loans in compliance with modified terms with a balance of $686.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2020 or December 31, 2019.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2020
Construction and land:
Pass	$75,351	$254,891	$209,706	$14,652	$11,642	$29,461	$20,589	$—	$616,292
Special mention	—	222	2,657	—	—	—	—	—	2,879
Substandard	—	—	855	785	—	—	—	—	1,640
PCD	—	—	—	—	—	2,685	—	—	2,685
Total construction and land	$75,351	$255,113	$213,218	$15,437	$11,642	$32,146	$20,589	$—	$623,496

Farmland:
Pass	$552	$973	$3,367	$3,926	$—	$4,275	$1,320	$—	$14,413
Total farmland	$552	$973	$3,367	$3,926	$—	$4,275	$1,320	$—	$14,413

1 - 4 family residential:
Pass	$112,975	$86,456	$98,312	$53,987	$37,532	$119,792	$24,514	$2,998	$536,566
Special mention	—	1,082	434	769	—	724	—	—	3,009
Substandard	10	—	143	1,023	—	3,010	925	—	5,111
PCD	—	—	—	—	—	4,267	—	—	4,267
Total 1 - 4 family residential	$112,985	$87,538	$98,889	$55,779	$37,532	$127,793	$25,439	$2,998	$548,953

Multi-family residential:
Pass	$57,512	$114,060	$140,983	$23,268	$36,323	$8,218	$727	$—	$381,091
Special mention	—	—	12,661	—	—	—	—	—	12,661
Substandard	—	18,660	—	—	—	—	—	—	18,660
Total multi-family residential	$57,512	$132,720	$153,644	$23,268	$36,323	$8,218	$727	$—	$412,412

OOCRE:
Pass	$93,273	$63,349	$84,361	$77,012	$82,610	$198,213	$7,447	$—	$606,265
Special mention	—	2,697	24,623	3,698	13,046	4,341	1,992	—	50,397
Substandard	370	—	10,603	2,679	11,515	6,899	232	6,306	38,604
PCD	—	—	10,263	—	7,970	21,440	—	—	39,673

Total OOCRE	$93,643	$66,046	$129,850	$83,389	$115,141	$230,893	$9,671	$6,306	$734,939

NOOCRE:
Pass	$220,048	$268,223	$441,601	$99,787	$193,174	$321,236	$13,553	$—	$1,557,622
Special mention	101	30,115	37,444	19,399	26,125	37,979	493	—	151,656
Substandard	1,110	7,878	4,573	4,229	—	23,174	14,096	—	55,060
PCD	—	—	18,655	—	6,670	27,350	—	—	52,675
Total NOOCRE	$221,259	$306,216	$502,273	$123,415	$225,969	$409,739	$28,142	$—	$1,817,013

Commercial:
Pass	$182,768	$178,850	$139,191	$64,018	$27,149	$44,087	$794,733	$13,815	$1,444,611
Special mention	1,311	2,557	10,547	11,331	1,289	2,294	32,024	3,864	65,217
Substandard	—	4,742	34,363	3,523	7,980	2,378	32,727	5,343	91,056
PCD	—	—	—	3,287	4,280	14,798	—	—	22,365
Total commercial	$184,079	$186,149	$184,101	$82,159	$40,698	$63,557	$859,484	$23,022	$1,623,249

Mortgage warehouse:
Pass	$—	$—	$—	$—	$—	$—	$544,845	$—	$544,845
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$544,845	$—	$544,845

Consumer:
Pass	$2,170	$1,695	$1,153	$4,209	$934	$478	$1,610	$—	$12,249
Special mention	—	—	—	45	30	234	5	—	314
Substandard	—	—	—	60	—	234	1,063	—	1,357
PCD	—	—	—	38	—	169	—	—	207
Total consumer	$2,170	$1,695	$1,153	$4,352	$964	$1,115	$2,678	$—	$14,127

Total Pass	$744,649	$968,497	$1,118,674	$340,859	$389,364	$725,760	$1,409,338	$16,813	$5,713,954
Total Special Mention	1,412	36,673	88,366	35,242	40,490	45,572	34,514	3,864	286,133
Total Substandard	1,490	31,280	50,537	12,299	19,495	35,695	49,043	11,649	211,488
Total PCD	—	—	28,918	3,325	18,920	70,709	—	—	121,872
Total	$747,551	$1,036,450	$1,286,495	$391,725	$468,269	$877,736	$1,492,895	$32,326	$6,333,447
1 Term loans amortized cost basis by origination year excludes $691 of deferred loan costs, net.

The following table summarizes the Company’s internal ratings of its loans, including PCD loans, as of December 31, 2019:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

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

December 31, 2019
Carrying amount	$126,125
Outstanding balance	157,417
    Changes in the accretable yield for PCI loans for the three and nine months ended September 30, 2019 are included in table below.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Balance at beginning of period	$33,709	$18,747
Additions	—	18,073
Reclassifications from nonaccretable	9,309	11,195
Accretion	(4,149)	(9,146)
Balance at end of period	$38,869	$38,869
    During the three and nine months ended September 30, 2019, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $28 and $441, respectively.

Servicing Assets
The Company was servicing loans of approximately $234,330 and $241,733 as of September 30, 2020 and 2019, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$2,940	$3,793	$3,113	$1,304
Servicing asset acquired through acquisition	—	—	—	2,382
Increase from loan sales	705	534	836	995
Recovery or (amortization/impairment) charged to income	140	(806)	(164)	(1,160)
Balance at end of period	$3,785	$3,521	$3,785	$3,521
The estimated fair value of the servicing assets approximated the carrying amount at September 30, 2020, December 31, 2019 and September 30, 2019. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2020 and December 31, 2019.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$1,060,456	$—	$1,060,456
Equity securities with a readily determinable fair value	11,605	—	—	11,605
PPP loans	—	405,465	—	405,465
Loans held for sale(1)	—	5,778	—	5,778
Interest rate swap designated as hedging instruments	—	6,621	—	6,621
Customer interest rate swaps not designated as hedging instruments	—	13,396	—	13,396
Correspondent interest rate caps and collars not designated as hedging instruments	—	2	—	2
Financial Liabilities:
Interest rate swap designated as hedging instruments	—	3,373	—	3,373
Correspondent interest rate swaps not designated as hedging instruments	—	14,259	—	14,259
Customer interest rate caps and collars not designated as hedging instruments	—	2	—	2
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale securities	$—	$964,365	$—	$964,365
Equity securities with a readily determinable fair value	11,122	—	—	11,122
Loans held for sale(1)	—	10,068	—	10,068
Correspondent interest rate swaps	—	105	—	105
Customer interest rate swaps	—	4,393	—	4,393
Correspondent interest rate caps and collars	—	11	—	11
Commercial loan interest rate floor	—	3,353	—	3,353
Financial Liabilities:
Correspondent interest rate swaps	—	4,736	—	4,736
Customer interest rate swaps	—	84	—	84
Customer interest rate caps and collars	—	11	—	11
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2020 and 2019.
The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2020
Assets:
Collateral dependent loans with an allowance	$—	$—	$40,486	$40,486
As of December 31, 2019
Assets:
Impaired loans	—	—	4,504	4,504
Other real estate owned	—	—	5,995	5,995
At September 30, 2020, collateral dependent loans with an allowance had a recorded investment of $40,486, with $18,892 specific allowance for credit loss allocated. At December 31, 2019, impaired loans had a carrying value of $4,504, with $1,602 specific allowance for credit loss allocated.
Other real estate owned consisted of four properties recorded with a fair value of approximately $5,995 at December 31, 2019.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2020 or December 31, 2019.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of September 30, 2020 and December 31, 2019 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2020
Financial assets:
Cash and cash equivalents	$128,767	$—	$128,767	$—
Held to maturity investments	30,984	—	34,223	—
Loans held for sale(1)	8,150	—	8,150	—
Loans held for investment(2)	6,334,138	—	—	6,371,257
Accrued interest receivable	28,205	—	28,205	—
Bank-owned life insurance	82,366	—	82,366	—
Servicing asset	3,785	—	3,654	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	81,825	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,222,556	$—	$6,253,626	$—
Advances from FHLB	1,082,756	—	1,096,643	—
Accrued interest payable	3,444	—	3,444	—
Subordinated debentures and subordinated notes	140,158	—	140,158	—
Securities sold under agreement to repurchase	2,028	—	2,028	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$251,550	$—	$251,550	$—
Held to maturity investments	32,965	—	34,810	—
Loans held for sale(1)	4,012	—	4,012	—
Loans held for investment(2)	5,921,205	—	—	5,899,945
Accrued interest receivable	19,508	—	19,508	—
Bank-owned life insurance	80,915	—	80,915	—
Servicing asset	3,113	—	3,113	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
Federal Home Loan Bank and Federal Reserve Bank stock	68,348	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,894,350	$—	$5,692,217	$—
Advances from FHLB	677,870	—	708,692	—
Accrued interest payable	5,893	—	5,893	—
Subordinated debentures and subordinated notes	145,571	—	145,571	—
Other borrowings	2,353	—	2,353	—

(1) Loans held for sale represent mortgage loans held for sale that are carried at lower of cost or market.
(2) Loans held for investment includes mortgage warehouse and is carried at amortized cost.

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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in other noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2020 and December 31, 2019 are as shown in the table below.

	September 30, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$500,000	$6,621	$—	$—	$—	$—
Interest rate swap on money market deposit account payments	250,000	—	3,373	—	—	—
Commercial loan interest rate floor	—	—	—	275,000	3,353	—
Total derivatives designated as hedging instruments	$750,000	$6,621	$3,373	$275,000	$3,353	$—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$296,322	$—	$14,259	$222,394	$105	$4,736
Interest rate caps and collars	73,094	2	—	90,093	11	—
Commercial customer counterparty:
Interest rate swaps	296,322	13,396	—	222,394	4,393	84
Interest rate caps and collars	73,094	—	2	90,093	—	11
Total derivatives not designated as hedging instruments	738,832	13,398	14,261	$624,974	4,509	4,831
Offsetting derivative assets/liabilities		2	2		(2,895)	(2,895)
Total Derivatives	$1,488,832	$20,021	$17,636	$899,974	$4,967	$1,936

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2020 and 2019 were as follows.

	For the Three Months Ended September 30, 2020			For the Three Months Ended September 30, 2019
	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$4,096	$—	Interest Expense	$413	$(334)	Interest Expense
Interest rate swap on money market deposit account payments	562	(194)	Interest Expense	—	—	Interest Income
Commercial loan interest rate floor	(553)	553	Interest Income	—	—	Interest Income
Total	$4,105	$359		$413	$(334)

			Gain recognized in other noninterest income			Loss recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,651			$604

	For the Nine Months Ended September 30, 2020			For the Nine Months Ended September 30, 2019
	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net gain recognized in other comprehensive income on derivative	Loss reclassified from accumulated other comprehensive income into income	Location of gain or (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$6,621	$—	Interest Expense	$2,033	$(473)	Interest Expense
Interest rate swap on money market deposit account payments	(3,373)	(409)	Interest Expense	—	—	Interest Expense
Commercial loan interest rate floor	(78)	1,384	Interest Income	—	—	Interest Income
Total	$3,170	$975		$2,033	$(473)

Derivatives not designated as hedging instruments:			Gain recognized in other noninterest income			Gain recognized in other noninterest income
Interest rate swaps, caps and collars			$575			$474

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$296,322	3.140 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.8 years	$(14,259)
Interest rate caps and collars	$73,094	2.500% / 3.100%	LIBOR 1 month + —%	Wtd. Avg. 1.2 years	$2

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$296,322	3.140 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.8 years	$13,396
Interest rate caps and collars	$73,094	3.000% / 5.000%	LIBOR 1 month + —% - 2.50%	Wtd. Avg. 1.2 years	$(2)

	December 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$222,394	2.944 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$(4,632)
Interest rate caps and collars	$90,093	2.430% / 5.800%	LIBOR 1 month + —% - 3.75%	Wtd. Avg. 1.5 years	$11

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$222,394	2.944 - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 3.3 years	$4,309
Interest rate caps and collars	$90,093	3.000% / 5.800%	LIBOR 1 month + —% - 3.75%	Wtd. Avg. 1.5 years	$(11)

8. Off-Balance Sheet Loan Commitments
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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Commitments to extend credit	$2,127,728	$1,744,989
Mortgage warehouse commitments	280,444	205,361
Standby and commercial letters of credit	43,363	27,196
Total	$2,451,535	$1,977,546
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
Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance for allowance for unfunded commitments	$8,398	$878	$878	$878
Impact of CECL adoption	—	—	840	—
Provision for unfunded commitments	1,447	—	8,127	—
Ending balance of allowance for unfunded commitments	$9,845	$878	$9,845	$878

9. Stock-Based Awards
Veritex 2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and nine months ended September 30, 2020. The Company recognized no stock compensation expense related to the 2010 Incentive Plan during the three months ended September 30, 2019 and stock compensation of $2 for the nine months ended September 30, 2019.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2020 and 2019, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	275,000	$10.12	2.39 years
Exercised	(17,500)	10.24
Outstanding and exercisable at September 30, 2019	257,500	$10.28	1.62 years

Outstanding at January 1, 2020	257,500	$10.28	1.37 years	$4,971
Exercised	(207,500)	10.14
Outstanding and exercisable at September 30, 2020	50,000	$10.84	1.91 years	$377

As of September 30, 2020, December 31, 2019 and September 30, 2019 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the nine months ended September 30, 2020 and 2019 is presented below:

	Fair Value of Options Exercised as of September 30,
	2020	2019
Non-performance based stock options exercised	5,851	454

2019 Amended Plan and Green Acquired Omnibus Plans
2020 Grants of Restricted Stock Units
    During the nine months ending September 30, 2020, the Company granted non-performance-based and performance-based restricted stock units (“RSUs”) under the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated the 2014 Omnibus Incentive Plan (“2019 Amended Plan”), and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The majority of the non-performance-based RSUs granted to employees during the nine months ending September 30, 2020 cliff vest after three to five years from the grant date. There were also non-performance-based RSUs granted to the Company’s directors that vest in four equal quarterly installments from the grant date.
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
    The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Expected life	5 to 6.51 years
Expected volatility	27.49% to 38.88%
Dividend yield	2.33% to 5.14%
Risk-free interest rate	0.36% to 1.76%
The expected life is based on the amount of time that options being valued are expected to remain outstanding. The expected volatility is based on historical volatility of the Company. The dividend yield assumption is based on the Company’s dividend history. The risk-free interest rates are based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for equity awards under the 2019 Amended Plan was approximately $1,588 and $4,468 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company recognized $1,054 and $1,691 in stock compensation expense, respectively.
Stock compensation expense for options and RSUs granted under the Veritex (Green) 2014 Plan was approximately $490 and $1,413 for the three and nine months ended September 30, 2020, respectively. Stock compensation expense for options and RSUs granted under the Veritex (Green) 2014 Plan was approximately $376 and $1,147 for the three and nine months ended September 30, 2019, respectively.
There was no compensation expense for liability-classified awards under the 2019 Amended Plan during the three and nine months ended September 30, 2020. There was no compensation expense for liability-classified awards for the three months ended September 30, 2019 and $1,403 for the nine months ended September 30, 2019.

2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of September 30, 2020 and 2019, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	449,520	$24.47	8.24 years		—	$—
Granted	166,971	23.91			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(28,240)	25.82			—	—
Exercised	(12,610)	15.42			—	—
Outstanding at September 30, 2019	829,274	$23.50	8.42 years		—	$—		—
Options exercisable at September 30, 2019	417,183	$24.59	7.53 years		—	$—

Outstanding at January 1, 2020	849,768	$23.61	8.24 years	$4,687	—	$—
Granted	170,025	27.31			—	—
Forfeited	(23,735)	27.70			—	—
Exercised	(33,439)	19.19			—	—
Outstanding at September 30, 2020	962,619	$24.32	7.77 years	$(7,018)	—	$—		$—
Options exercisable at September 30, 2020	492,204	$24.23	6.94 years	$(5,147)	—	$—
Weighted average fair value of options granted during the period		$27.31				$—

As of September 30, 2020, December 31, 2019 and September 30, 2019, there was $2,801, $2,948 and $1,296 of total unrecognized compensation expense related to equity options awarded under the 2019 Amended Plan, respectively. As of September 30, 2020, there was no unrecognized compensation expense related to liability options awarded under the 2019 Amended Plan. The unrecognized compensation expense at September 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 1.88 years.

A summary of the status of the Company’s non-performance-based RSUs under the 2019 Amended Plan as of September 30, 2020 and 2019, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	Non-performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	133,455	$19.67	—	$—
Granted	104,827	23.09	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(229,031)	22.06
Outstanding at September 30, 2019	174,990	$21.55	—	$—

Outstanding at January 1, 2020	175,688	$21.65	—	$—
Granted	436,818	26.92	—	—
Vested into shares	(82,683)	23.24	—	—
Forfeited	(470)	29.13	—	—
Outstanding at September 30, 2020	529,353	$25.16	—	$—

A summary of the status of the Company’s performance-based RSUs under the 2019 Amended Plan as of September 30, 2020 and 2019, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	Performance-Based
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	63,988	$21.28	—	$—
Granted	38,360	22.47	32,249	21.38
Conversion to equity awards	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(17,827)	21.38	—	—
Outstanding at September 30, 2019	65,486	$22.73	—	$—

Outstanding at January 1, 2020	63,727	$22.76	—	$—
Granted	39,398	29.13	—	—
Vested into shares	(1,841)	26.65	—	—
Outstanding at September 30, 2020	101,284	$25.22	—	$—
As of September 30, 2020, December 31, 2019 and September 30, 2019 there was $9,098, $4,329 and $2,484 of total unrecognized compensation related to equity RSUs awarded under the 2019 Amended Plan, respectively. As of September 30, 2020, there was no of unrecognized compensation related to liability RSUs awarded under the 2019 Amended Plan. The unrecognized compensation expense at September 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.9 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the 2019 Amended Plan during the nine months ended September 30, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2020	2019
Non-performance-based stock options exercised	943	335
Non-performance-based RSUs vested	2,225	5,669
Performance-based RSUs vested	36	1,089

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2020 and 2019, and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(10,217)	12.21
Exercised	(82,451)	12.43
Outstanding at September 30, 2019	423,903	$18.85	8.01 years
Options exercisable at September 30, 2019	213,427	$16.36	6.89 years

Outstanding at January 1, 2020	386,969	$19.30	7.86 years	$3,800
Granted	31,075	29.13
Forfeited	(28,736)	21.38
Exercised	(34,476)	19.54
Outstanding at September 30, 2020	354,832	$19.95	7.34 years	$(1,039)
Options exercisable at September 30, 2020	212,676	$17.84	6.46 years	$(546)
Weighted average fair value of options granted during the period		$29.13

As of September 30, 2020, December 31, 2019 and September 30, 2019, there was $759, $1,062, and $1,198 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at September 30, 2020 is expected to be recognized over the remaining weighted average requisite service period of 1.4 years.

A summary of the status of the Company’s non-performance-based RSUs under the Veritex (Green) 2014 Plan as of September 30, 2020 and 2019 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at September 30, 2019	116,250	$21.38

Outstanding at January 1, 2020	116,250	$21.38
Granted	93,918	21.36
Vested into shares	(38,744)	29.13
Forfeited	(4,402)	29.13
Outstanding at September 30, 2020	167,022	$22.69

A summary of the status of the Company’s performance-based RSUs under the Veritex (Green) 2014 Plan as of September 30, 2020 and 2019 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	$21.38
Forfeited	(508)	$21.38
Outstanding at September 30, 2019	25,637	$21.38

Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at September 30, 2020	33,851	$23.33
As of September 30, 2020, December 31, 2019 and September 30, 2019, there was $2,842, $1,991, and $2,243, respectively, of total unrecognized compensation related to outstanding performance-based RSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.3 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2020 and 2019 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2020	2019
Non-performance-based stock options exercised	$1,001	$2,088
Non-performance-based RSUs vested	828	—
Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan
    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”). For the Green 2010 Plan and the Green 2006 Plan, 768,628 and 11,850 of stock options, respectively, were converted in the acquisition of Green during the nine months ended September 30, 2019. No stock options or restricted stock units were awarded from these plans during the nine months ended September 30, 2020 or 2019. During the nine months ended September 30, 2020, 440,652 stock options granted under the Green 2010 Plan were exercised and no stock options granted under the Green 2006 Plan were exercised. As of September 30, 2020, 126,284 exercisable stock options remain outstanding in the Green 2010 Plan and no exercisable stock options remain outstanding in the Green 2006 Plan.

10. Income Taxes
    Income tax expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense for the period	$6,198	$7,595	$9,501	$16,953
Effective tax rate	21.3%	21.7%	15.7%	21.6%
For the three and nine months ended September 30, 2020, the Company had an effective tax rate of 21.3% and 15.7%. The decrease in the effective tax rate during the nine months ended September 30, 2020 was primarily due to a net discrete tax benefit of $1,799 as a result of the Company amending a prior year Green Bancorp, Inc. (“Green”) tax return to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019. The Company was allowed to carry back this NOL as result of a provision in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) which permits NOLs generated in tax years 2018, 2019 or 2020 to be carried back five years. In addition to this, the Company recognized a net discrete tax expense of $32 and a net discrete tax benefit of $1,391 primarily associated with the recognition of excess tax expense/benefit realized on share-based payment awards during the three and nine months ended September 30, 2020, respectively. Excluding these discrete tax items, the Company had an effective tax rate of 21.2% and 21.0% for the three and nine months ended September 30, 2020.

11. Legal Contingencies
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of September 30, 2020 and December 31, 2019, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company and the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2020 that management believes have changed the Company’s categorization as “well capitalized.”

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total capital (to risk-weighted assets)
Company	$980,761	12.70%	$617,802	8.0%	n/a	n/a
Bank	954,317	12.37%	617,182	8.0%	$771,477	10.0%
Tier 1 capital (to risk-weighted assets)
Company	776,108	10.05%	463,348	6.0%	n/a	n/a
Bank	859,634	11.14%	462,999	6.0%	617,331	8.0%
Common equity tier 1 to risk-weighted assets
Company	746,937	9.67%	347,592	4.5%	n/a	n/a
Bank	859,634	11.14%	347,249	4.5%	501,582	6.5%
Tier 1 capital (to average assets)
Company	776,108	9.54%	325,412	4.0%	n/a	n/a
Bank	859,634	10.57%	325,311	4.0%	406,639	5.0%
As of December 31, 2019
Total capital (to risk-weighted assets)
Company	$917,939	13.10%	$560,573	8.0%	n/a	n/a
Bank	870,838	12.44%	560,024	8.0%	$700,031	10.0%
Tier 1 capital (to risk-weighted assets)
Company	771,679	11.02%	420,152	6.0%	n/a	n/a
Bank	840,126	12.00%	420,063	6.0%	560,084	8.0%
Common equity tier 1 to risk-weighted assets
Company	742,675	10.60%	315,287	4.5%	n/a	n/a
Bank	840,126	12.00%	315,047	4.5%	455,068	6.5%
Tier 1 capital (to average assets)
Company	771,679	10.17%	303,512	4.0%	n/a	n/a
Bank	840,126	11.07%	303,569	4.0%	379,461	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank. There are no dividend payment limitations by the Bank if the Bank’s capital conservation buffer is greater than 2.5%. The Bank had a capital conservation buffer of 4.37% as of September 30, 2020. Dividends of $20,000 and $65,000 were paid by the Bank to the Holdco during the three and nine months ended September 30, 2020, respectively. Dividends of $37,000 and $56,750 were paid by the Bank to the Holdco during the three and nine months ended September 30, 2019, respectively.

Dividends of $8,558, or $0.17, and $25,849, or $0.51, were paid by the Company during the three and nine months ended September 30, 2020, respectively. Dividends of $6,713, or $0.125, and $20,312, or $0.38, were paid by the the Company during the three and nine months ended September 30, 2019, respectively.

13. Subsequent Events

On October 27, 2020, the Company announced that its Board of Directors declared a regular cash dividend of $0.17 per share on its outstanding common stock, payable on or after November 19, 2020 to shareholders of record as of November 5, 2020.
Also on October 27, 2020, the Company announced that its Board of Directors authorized an extension of the Stock Buyback Program from December 31, 2020 to March 31, 2021.

On October 5, 2020, the Company completed the issuance and sale of $125,000 in aggregate principal amount of its 4.125% Fixed-to-Floating Rate Subordinated Debt due in 2030 (the “Subordinated Notes”). The Subordinated Notes will bear interest: (i) from and including the date of issuance to, but excluding, October 15, 2025, at a rate of 4.125% per year and (ii) from and including October 15, 2025 to, but excluding, the maturity date (unless redeemed prior to such date), at a floating rate per year equal to the Benchmark (which is expected to be Three-Month Term Secured Overnight Funding Rate) plus 399.5 basis points. The Company has the right, subject to certain circumstances and the receipt of any required approval of the Federal Reserve Board, to redeem the Subordinated Notes at the Company’s option, in whole or in part, on any interest payment date on or after October 15, 2025.The Company intends to use the net proceeds from the offering of Subordinated Notes for general corporate purposes, including the potential repayment of outstanding indebtedness, and supporting capital levels of the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex”, “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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

Overview

    Veritex is a Texas corporation and bank holding company headquartered in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank (the “Bank”), a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the SBA Paycheck Protection Program ("PPP"), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed, forgivable loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. We partnered with a web-based commercial and SBA lending software platform that manages the origination, processing, closing and monitoring of SBA loans and have provided our customers the ability to apply and qualify for PPP loans through this platform. On April 16, 2020, the SBA announced that all available funds had been exhausted and applications were no longer being accepted. On April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act (“PPHCE Act”), which provided an additional $310 billion for the PPP and supplements certain other programs. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The deadline for loan applications was August 8, 2020. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on October 2, 2020. As of September 30, 2020, we had funded approvals for approximately 2,199 clients totaling approximately $405.5 million in PPP loans carried at fair value.

In response to the COVID-19 pandemic, we have also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. For the nine months ended September 30, 2020, the Company had 741 modifications of loans with aggregate principal balances $1.2 billion that qualified for temporary suspension of troubled debt restructuring requirements under Section 4013 of the CARES Act. As of October 22, 2020, we had $155.5 million in loans with remaining deferments.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. Additionally, the economic pressures, coupled with our implementation in January 2020 of the current expected credit loss (“CECL”) methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses for the three and nine months ended September 30, 2020 compared to the same period in 2019. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Financial position and results of operations

COVID-19 had a material impact on our allowance for credit losses during 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses calculation and resulting provision for credit losses were significantly impacted by the change in the Texas economic forecasts used in the CECL model throughout 2020 to reflect the expected impact of COVID-19. Given that forecasted economic scenarios have deteriorated significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly. Refer to our further discussion of the allowance for credit losses below as well as in Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Loans and Allowance for Credit Losses,” in the accompanying notes to the condensed consolidated financial statements. Should economic conditions worsen, we could experience further increases in our allowance for credit losses and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans, although the execution of our loan deferment program might temporarily improve this ratio. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are further prolonged.

Our fee income could be reduced due to COVID-19. In keeping with guidance from regulators, we are working with customers affected by COVID-19 to waive fees from a variety of sources, including, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

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

Capital and liquidity

As of September 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

During the second quarter of 2020, we observed a sustained decline in the market valuation of the Company’s common shares as a result of continued economic disruption occurring after the first quarter of 2020 primarily due to the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value and proceeded to perform an interim quantitative impairment test. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. The fair value of our reporting unit exceeded its related carrying value by approximately 26%. The effects of the COVID-19 pandemic could cause a further and sustained economic disruption. This could result in additional decline in our stock price or further impact to our business operations, which could result in the determination that another interim quantitative impairment assessment is necessary in a future period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. During the third quarter of 2020, the Company determined that there was no triggering event that required an interim quantitative impairment assessment to determine if it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value. As of September 30, 2020, we did not have any impairment with respect to our intangible assets, premises and equipment, equity investments or other long-lived assets. It is possible that the lingering effects of the COVID-19 pandemic could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020, we had intangible assets of $64.7 million, representing approximately 5.5% of equity.

Credit

The following loan portfolios represent our material at-risk portfolios identified by management impacted by the COVID-19 pandemic as of September 30, 2020:

Hospitality Exposure

The Company’s exposure to hospitality at September 30, 2020 was $356.5 million, or 6.2% of total loans held for investment, excluding mortgage warehouse and PPP loans. 33% of the Company’s hospitality borrowers are top tier hotels, 46% are national brands, 19% are luxury boutique hotels and 2% are no flag hotels. The weighted average loan to value for this portfolio was 60.0% at origination date.

Retail Commercial Real Estate (“CRE”) Exposure

The Company’s exposure to retail CRE at September 30, 2020 was $455.7 million, or 7.9% of total loans held for investment, excluding mortgage warehouse and PPP loans. The weighted average loan to value for this portfolio was 58.0% at origination date.

Restaurant Exposure

The Company’s exposure to restaurants at September 30, 2020 was $122.8 million, or 2.1% of total loans held for investment, excluding mortgage warehouse and PPP loans. 63% of the Company’s restaurant borrowers are quick service restaurants and 37% are full service restaurants. A total of 80% of the portfolio is secured by real estate assets with an average loan to value of 60.0% at origination date.

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

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

General

    Net income for the nine months ended September 30, 2020 was $51.1 million, a decrease of $10.6 million, or 17.2%, from net income of $61.7 million for the nine months ended September 30, 2019.
    Basic earnings per share (“EPS”) for the nine months ended September 30, 2020 was $1.02, a decrease of $0.13 from $1.15 for the nine months ended September 30, 2019. Diluted EPS for the nine months ended September 30, 2020 was $1.02, a decrease of $0.11 from $1.13 for the nine months ended September 30, 2019.
Net Interest Income

For the nine months ended September 30, 2020, net interest income before provisions for credit losses totaled $199.0 million and net interest margin and net interest spread were 3.42% and 3.10%, respectively. For the nine months ended September 30, 2019, net interest income totaled $215.2 million and net interest margin and net interest spread were 4.02% and 3.53%, respectively. The decrease in net interest income of $16.2 million was primarily due to a $41.4 million decrease in interest income on loans, partially offset by a $21.0 million decrease in interest expense on transaction and savings deposits during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in interest income on loans was due to lower loan yields. The $30.5 million decrease in interest expense on deposit accounts was due to lower rates on deposit accounts. Net interest margin decreased 60 basis points from the nine months ended September 30, 2019 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits in the nine months ended September 30, 2020 and an unfavorable shift in the mix of earning assets compared to the nine months ended September 30, 2019. As a result, the average cost of interest-bearing deposits decreased 77 basis points to 0.97% for the nine months ended September 30, 2020 from 1.74% for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, interest expense totaled $44.7 million and the average rate paid on interest-bearing liabilities was 1.09%. For the nine months ended September 30, 2019, interest expense totaled $71.8 million and the average rate paid on interest-bearing liabilities was 1.84%. The decrease in interest expense of $27.1 million was due to a $21.0 million decrease in the average rate paid on interest-bearing demand and savings deposits and a $9.5 million decrease in the average rate paid on time deposits, partially offset by a $3.4 million increase in interest paid on borrowings.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2020, interest income not recognized on non-accrual loans was $3.0 million. For the nine months ended September 30, 2019, interest income not recognized on non-accrual loans was $288 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,779,469	$208,889	4.83%	$5,731,902	$253,247	5.91%
Loans held for investment, mortgage warehouse	275,890	6,318	3.06	152,617	5,097	4.47
PPP loans	236,778	1,779	1.00	—	—	—
Investment securities	1,086,185	23,074	2.84	968,616	22,316	3.08
Interest-bearing deposits in other banks	283,108	1,122	0.53	242,119	4,255	2.35
Other investments	102,185	2,568	3.36	56,438	2,129	5.04
Total interest-earning assets	7,763,615	243,750	4.19	7,151,692	287,044	5.37
Allowance for credit losses	(90,633)			(22,173)
Noninterest-earning assets	776,790			799,509
Total assets	$8,449,772			$7,929,028

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,680,925	$11,128	0.55%	$2,657,195	$32,152	1.62%
Certificates and other time deposits	1,579,114	19,759	1.67	2,067,032	29,220	1.89
Advances from FHLB	1,070,856	8,387	1.05	427,306	7,323	2.29
Subordinated debentures and subordinated notes	143,387	5,444	5.07	75,298	3,116	5.53
Total interest-bearing liabilities	5,474,282	44,718	1.09	5,226,831	71,811	1.84

Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,763,289			1,459,904
Other liabilities	57,737			42,853
Total liabilities	7,295,308			6,729,588
Stockholders’ equity	1,154,464			1,199,440
Total liabilities and stockholders’ equity	$8,449,772			$7,929,028

Net interest rate spread(2)			3.10%			3.53%
Net interest income		$199,032			$215,233
Net interest margin(3)			3.42%			4.02%
________________________________
(1) Includes average outstanding balances of loans held for sale of $16,448 and $8,127 for the nine months ended September 30, 2020 and September 30, 2019, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
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

	For the Nine Months Ended
	September 30, 2020 vs. 2019
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$2,104	$(46,462)	$(44,358)
Loans held for investment, mortgage warehouse	4,125	(2,904)	1,221
PPP loans	1,779	—	1,779
Securities	2,711	(1,953)	758
Interest-bearing deposits in other banks	721	(3,854)	(3,133)
Other investments	1,726	(1,287)	439
Total increase in interest income	13,166	(56,460)	(43,294)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	287	(21,311)	(21,024)
Certificates and other time deposits	(6,904)	(2,557)	(9,461)
Advances from FHLB	11,039	(9,975)	1,064
Subordinated debentures and subordinated notes	2,820	(492)	2,328
Total increase in interest expense	7,242	(34,335)	(27,093)
Increase in net interest income	$5,924	$(22,125)	$(16,201)

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit losses was $56.6 million for the nine months ended September 30, 2020, compared to $18.0 million for the same period in 2019, an increase of $38.6 million, or 214.3%. The increase in the recorded provision for credit losses for the nine months ended September 30, 2020 was primarily attributable to the implementation of CECL on January 1, 2020 which resulted in a required increase in our provision of $19.4 million. Subsequent to implementation, the increase was further due to changes in the Texas economic forecasts used in the CECL model during the nine months ended September 30, 2020 to reflect the expected impact of the COVID-19 pandemic. In the nine months ended September 30, 2020, we also recorded an $8.1 million provision for unfunded commitments, which was also attributable to the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of loans held for investment, excluding mortgage warehouse and PPP loans, was 2.10%, 2.01% and 0.46% of total loans at September 30, 2020, June 30, 2020 and September 30, 2019, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$9,732	$10,606	$(874)
Loan fees	5,027	5,861	(834)
Gain (loss) on sales of investment securities	2,871	(1,414)	4,285
Gain on sales of mortgage loans	922	394	528
Government guaranteed loan income, net	13,702	4,148	9,554
Rental income	1,600	1,629	(29)
Other	4,478	1,724	2,754
Total noninterest income	$38,332	$22,948	$15,384

Noninterest income for the nine months ended September 30, 2020 increased $15.4 million, or 67.0%, to $38.3 million compared to noninterest income of $22.9 million for the same period in 2019. The primary drivers of the increase were as follows:
Gain (loss) on sales of investment securities. The increase of $4.3 million in gain on sales of investment securities was primarily due to a decrease in market interest rates below coupon rates for securities sold during the nine months ended September 30, 2020 as compared to $1.4 million loss on sales of investment securities during the nine months ended September 30, 2019 as a result of a repositioning strategy following the acquisition of Green Bancorp, Inc.
Government guaranteed loan income, net. Government guaranteed loan income, net includes non-interest income earned on PPP loans as well as income related to the sales of SBA loans. The increase in government guaranteed loan income, net of $9.6 million was primarily due to the increase in PPP loans originated and the impact of the fair value option election on these loans during the nine months ended September 30, 2020. The Company earned fee income of 5%, $7.0 million, on PPP loans with balances under $350 thousand, 3%, or $4.4 million, on PPP loans with balances between $350 thousand and $2 million and 1%, or $1.1 million, on PPP loans with balances greater than $2 million. This income was recognized upon origination as the Company elected the fair value option for PPP loan income. The increase in government guaranteed loan income, net was partially offset by a $2.6 million change in fair value for SBA and PPP loans elected to be accounted for under the fair value option and a decrease on gains on sale of non-PPP SBA loans of $291 thousand.
Other. The increase in other noninterest income of $2.8 million in nine months ended September 30, 2020 as compared to the same period in 2019 was primarily driven by an increase in derivative income of $943 thousand, gain on sale of bank premises, furniture and equipment of $358 thousand, and an insurance reimbursement on branch premises, furniture and equipment of $214 thousand.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Nine Months Ended		Increase
	September 30,		(Decrease)
	2020	2019	2020 vs. 2019
	(In thousands)
Salaries and employee benefits	$59,442	$53,874	$5,568
Non-staff expenses:
Occupancy and equipment	12,247	12,187	60
Professional and regulatory fees	8,151	8,982	(831)
Data processing and software expense	6,975	6,485	490
Marketing	2,706	2,288	418
Amortization of intangibles	8,232	8,191	41
Telephone and communications	972	1,381	(409)
Merger and acquisition expense	—	38,042	(38,042)
COVID expenses	1,377	—	1,377
Other	11,912	10,089	1,823
Total noninterest expense	$112,014	$141,519	$(29,505)

Noninterest expense for the nine months ended September 30, 2020 decreased $29.5 million, or 20.8%, to $112.0 million compared to noninterest expense of $141.5 million for the nine months ended September 30, 2019. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $59.4 million for the nine months ended September 30, 2020, an increase $5.6 million, or 10.3%, compared to the same period in 2019. The increase was primarily attributable to increased incentive costs of $3.8 million due to increased loan production due to PPP loans origination during the nine months ended September 30, 2020. The increase is also due to an increase in compensation costs of $2.7 million due to the hiring of several new officers increasing officer salaries by $1.5 million and increased severance costs of $678.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. No merger and acquisition expenses were incurred in the nine months ended September 30, 2020, as our acquisition of Green Bancorp, Inc. (“Green”) was completed in 2019. These expenses incurred in the nine months ended September 30, 2019 were primarily driven by a $17.1 million increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options related to the Green acquisition, a $9.0 million increase in severance and change-in-control payments, a $3.1 million increase in professional services expenses and a $1.6 million increase in data processing expense as a result of our system conversions in connection with our acquisition of Green.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic such as PPP incentive compensation of $500 thousand, CRA donations of $471 thousand, employee salaries of $273 thousand and increased cleaning expenses of $30 thousand.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $11.9 million for the nine months ended September 30, 2020 compared to $10.1 million for the same period in 2019, an increase $1.8 million, or 18.1%. This increase was primarily due to an increase in bank service charges resulting from pre-payment fees on FHLB advances paid off early of $1.6 million during the nine months ended September 30, 2020. The increase was also driven by an increase in loan appraisal fees of $232 thousand and problem loan fees of $229 thousand during the nine months ended September 30, 2020 as compared to the same period in 2019.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, we did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2020, income tax expense totaled $9.5 million, a decrease of $7.5 million, or 44.0%, compared to a income tax expense of $17.0 million for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was 15.7%, a decrease as compared to the effective tax rate of 21.6% for the same period in 2019. The decrease in income tax expense was primarily attributable to the decrease in net income from operations to $60.6 million for the nine months ended September 30, 2020 from $78.6 million for the same period in 2019. The decrease in income tax expense and effective tax rate was also driven by a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a net operating loss ("NOL") incurred by Green Bancorp, Inc. on January 1, 2019 and a net discrete tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the nine months ended September 30, 2020. Excluding these discrete tax items, the Company had an effective tax rate of 21.0% for the nine months ended September 30, 2020.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

General

    Net income for the three months ended September 30, 2020 was $22.9 million, a decrease of $4.5 million, or 16.4%, from net income of $27.4 million for the three months ended September 30, 2019.
    Basic EPS for the three months ended September 30, 2020 was $0.46, a decrease of $0.06 from $0.52 for the three months ended September 30, 2019. Diluted EPS for the three months ended September 30, 2020 was $0.46, a decrease of $0.05 from $0.51 for the three months ended September 30, 2019.
Net Interest Income

For the three months ended September 30, 2020, net interest income totaled $65.9 million and net interest margin and net interest spread were 3.32% and 3.05%, respectively. For the three months ended September 30, 2019, net interest income totaled $70.9 million and net interest margin and net interest spread were 3.90% and 3.40%, respectively. The decrease in net interest income was primarily due to a $17.1 million decrease in interest income on loans, partially offset by an $8.3 million decrease in interest expense on transaction and savings deposits during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net interest margin decreased 58 basis points from the three months ended September 30, 2019 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits in the three months ended September 30, 2020. As a result, the average cost of interest-bearing deposits decreased to 0.67% for the three months ended September 30, 2020 from 1.79% for the three months ended September 30, 2019.

For the three months ended September 30, 2020, interest expense totaled $11.6 million and the average rate paid on interest-bearing liabilities was 0.85%. For the three months ended September 30, 2019, interest expense totaled $24.8 million and the average rate paid on interest-bearing liabilities was 1.86%. The decrease in interest expense of $13.2 million was primarily due to a decrease in yields earned on loan balances, and decreases in the average rate paid on interest-bearing demand and savings deposits in the three months ended September 30, 2020. As a result, the average cost of interest-bearing deposits decreased to 0.67% for the three months ended September 30, 2020 from 1.79% for the three months ended September 30, 2019.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2020, interest income not recognized on non-accrual loans was $2.5 million. For the three months ended September 30, 2019, interest income not recognized on non-accrual loans was $243 thousand. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,753,859	$64,958	4.49%	$5,702,696	$84,022	5.85%
Loans held for investment, mortgage warehouse	358,248	2,705	3.00	182,793	1,789	3.88
PPP loans	407,112	1,022	1.00	—	—	—
Securities	1,101,469	7,852	2.84	1,022,289	7,687	2.98
Interest-earning deposits in other banks	175,201	65	0.15	234,087	1,329	2.25
Other investments	103,948	827	3.17	71,901	816	4.50
Total interest-earning assets	7,899,837	77,429	3.90	7,213,766	95,643	5.26
Allowance for credit losses	(116,859)			(22,539)
Noninterest-earning assets	802,948			818,150
Total assets	$8,585,926			$8,009,377
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,735,170	$2,105	0.31%	$2,621,701	$10,381	1.57%
Certificates and other time deposits	1,459,046	5,004	1.36	1,953,084	10,283	2.09
Advances from FHLB	1,067,771	2,707	1.01	632,754	3,081	1.93
Subordinated debentures and subordinated debt	142,432	1,743	4.87	74,869	1,024	5.43
Total interest-bearing liabilities	5,404,419	11,559	0.85	5,282,408	24,769	1.86
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,937,921			1,467,127
Other liabilities	65,704			49,695
Total liabilities	7,408,044			6,799,230
Stockholders’ equity	1,177,882			1,210,147
Total liabilities and stockholders’ equity	$8,585,926			$8,009,377
Net interest rate spread(2)			3.05%			3.40%
Net interest income		$65,870			$70,874
Net interest margin(3)			3.32%			3.90%
(1) Includes average outstanding balances of loans held for sale of $15,404 and $8,525 for the three months ended September 30, 2020 and September 30, 2019, respectively, and average balances of loans held for investment, excluding mortgage warehouse.
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

	For the Three Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$752	$(19,816)	$(19,064)
Loans held for investments, mortgage warehouse	1,711	(795)	916
PPP loans	1,022	—	1,022
Securities	593	(428)	165
Other investments	(333)	(931)	(1,264)
Interest-bearing deposits in other banks	362	(351)	11
Total increase in interest income	4,107	(22,321)	(18,214)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	448	(8,724)	(8,276)
Certificates and other time deposits	(2,594)	(2,685)	(5,279)
Advances from FHLB	2,112	(2,486)	(374)
Subordinated debentures and subordinated notes	922	(203)	719
Total increase in interest expense	888	(14,098)	(13,210)
Increase in net interest income	$3,219	$(8,223)	$(5,004)

Provision for Credit Losses
The provision for credit losses was $8.7 million for the three months ended September 30, 2020, compared to $9.7 million for the same period in 2019, a decrease of $1.0 million, or 10.2%. On January 1, 2020, the Company implemented CECL which transitioned our estimate of the provision for credit losses from an incurred loss model to an expected loss model. The decreased provision for credit losses was driven by relatively minimal change to the Texas economic indicators that the Company forecasts to calculate expected losses under CECL. Prior to the three months ended September 30, 2020, significant deterioration in these forecasted Texas economic indicators was brought on by the projected economic impact of COVID on the reasonable and supportable forecast period. At September 30, 2020, changes to the forecasted Texas economic indicators changed minimally as management's expectations for these Texas economic indicators did not change materially from June 30, 2020. We recorded a $13.2 million increase in specific reserves on certain lending relationships that moved onto nonaccrual status during the three months ended September 30, 2020 which was slightly offset by a $2.4 million charge-off and resulting $1.7 million recovery of a previously recorded specific reserves and changes to the forecasted Texas economic indicators resulting in a $404 thousand decrease in our provision for credit losses. For the three months ended September 30, 2019, the provision for credit losses was primarily attributable to a $6.1 million charge-off of a commercial loan relationship acquired from Sovereign Bancshares, Inc. in 2017. The acquired commercial loan relationship was a loan to an independent oil and gas exploration company that filed for bankruptcy protection in 2018 and entered into a sales process pursuant to Section 363 of the Bankruptcy Code during the third quarter of 2019. Changes to loss factors under the incurred loss allowance methodology had an insignificant impact on provision for credit losses for the third quarter of 2019. In the third quarter of 2020, we also recorded a $1.4 million provision for unfunded commitments, which was also attributable to the change in the economic forecasts as a result of the COVID-19 pandemic.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended September 30,		Increase
	2020	2019	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,130	$3,667	$(537)
Loan fees	1,787	2,252	(465)
Gain (loss) on sales of investment securities	(8)	—	(8)
Gain on sales of mortgage loans	472	32	440
Government guaranteed loan income, net	2,257	930	1,327
Rental income	502	643	(141)
Other	1,655	906	749
Total noninterest income	$9,795	$8,430	$1,365

Noninterest income for the three months ended September 30, 2020 increased $1.4 million, or 16.2%, to $9.8 million compared to noninterest income of $8.4 million for the same period in 2019. The primary components of the increase were as follows:
Government guaranteed loan income, net. Government guaranteed loan income, net includes income earned on PPP loans as well as income related to the sales of SBA loans. The increase in government guaranteed fee income was primarily due to the increase in government guaranteed loans, specifically non-PPP SBA loans, originated and sold during the three months ended September 30, 2020.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2020	2019	2020 vs. 2019
	(In thousands)
Salaries and employee benefits	$20,553	$17,530	$3,023
Non-staff expenses:
Occupancy and equipment	3,980	4,044	(64)
Professional and regulatory fees	3,159	2,750	409
Data processing and software expense	2,452	2,252	200
Marketing	1,062	708	354
Amortization of intangibles	2,840	2,712	128
Telephone and communications	345	361	(16)
Merger and acquisition expense	—	1,035	(1,035)
COVID expenses	132	—	132
Other	1,885	3,238	(1,353)
Total noninterest expense	$36,408	$34,630	$1,778

Noninterest expense for the three months ended September 30, 2020 increased $1.8 million, or 5.1%, to $36.4 million compared to noninterest expense of $34.6 million for the three months ended September 30, 2019. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $20.6 million for the three months ended September 30, 2020, an increase of $3.0 million, or 17.2%, compared to the same period in 2019. The increase was primarily attributable to increased employee compensation of $1.7 million, mainly attributed to an increase in officer salaries due to several new officer hires, and an increase in stock-based compensation costs of $649 thousand, in the three months ended September 30, 2020 as compared to the same period in 2019.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory, severance and change-in-control payments, stock-based compensation, conversion related data processing and software expense and other expenses incurred in connection with a merger or acquisition. No merger and acquisition expenses were incurred in the three months ended September 30, 2020, as our acquisition of Green Bancorp, Inc. (“Green”) was completed in 2019.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $1.9 million for the three months ended September 30, 2020 compared to $3.2 million for the same period in 2019, a decrease of $1.4 million, or 41.8%. This decrease was primarily due to a decrease in problem loan fees of $565 thousand and a decrease in auto and travel expense of $241 thousand during the three months ended September 30, 2020 due to COVID.
Income Tax Expense

For the three months ended September 30, 2020, income tax expense totaled $6.2 million, a decrease of $1.4 million, or 18.4%, compared to $7.6 million for the same period in 2019. The effective tax rate for the three months ended September 30, 2020 was 21.3% compared to 21.7% for the same period in 2019. The decrease in income tax expense was primarily attributable to the decrease in net income from operations to $29.1 million for the three months ended September 30, 2020 from $35.0 million the same period in 2019. The decrease was slightly offset by a net discrete tax expense of $32 thousand primarily associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended September 30, 2020. Excluding this discrete tax item, the Company had an effective tax rate of 21.2% for the three months ended September 30, 2020.

Financial Condition

Our total assets increased $747.4 million, or 9.4%, from $8.0 billion as of December 31, 2019 to $8.7 billion as of September 30, 2020. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by COVID-19. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2020, total loans held for investment, excluding allowance for credit losses (“ACL”), was $6.8 billion, an increase of $818.2 million, or 13.8%, compared to $5.9 billion as of December 31, 2019. The increase was the result of the continued execution and success of our loan growth strategy as well as our PPP loan portfolio, with which we serve our small businesses impacted by COVID-19. In addition to these amounts, $13.9 million and $14.1 million in loans were classified as held for sale as of September 30, 2020 and December 31, 2019, respectively.

Total loans held for investment, excluding mortgage warehouse and PPP, as a percentage of deposits were 93.0% and 97.3% as of September 30, 2020 and December 31, 2019, respectively. Total loans excluding mortgage warehouse and PPP as a percentage of deposits were 93.0% and 93.5% as of September 30, 2020 and December 31, 2019, respectively.Total loans as a percentage of assets were 72.8% and 74.4% as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2020		2019
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,623,249	25.6%	$1,712,838	28.9%
Mortgage warehouse	544,845	8.6%	183,628	3.1%
Real estate:
Owner Occupied CRE (“OOCRE”)	734,939	11.6%	706,782	11.8%
Non-owner Occupied CRE (“NOOCRE”)	1,817,013	28.7%	1,784,201	30.1%
Construction and land	623,496	9.8%	629,374	10.6%
Farmland	14,413	0.2%	16,939	0.3%
1-4 family residential	548,953	8.7%	549,811	9.3%
Multifamily	412,412	6.5%	320,041	5.4%
Consumer	14,127	0.3%	17,457	0.3%
Total loans held for investment, carried at amortized cost	$6,333,447	100.0%	$5,921,071	100.0%

Held for investment PPP loans, carried at fair value	$405,465	100.0%	$—	—%

Total loans held for sale	$13,928	100.0%	$14,080	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of September 30,	As of December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans	$88,877	$29,779
Accruing loans 90 or more days past due	1,689	3,660
Total nonperforming loans	90,566	33,439
Other real estate owned:
Commercial and Industrial	4,831	4,242
Commercial real estate, construction, land and land development	—	1,087
Residential real estate	965	666
Total other real estate owned	5,796	5,995
Total nonperforming assets	$96,362	$39,434
Restructured loans—non-accrual	23,230	1,457
Restructured loans—accruing	6,429	686
Ratio of nonperforming loans to total loans	1.56%	0.56%
Ratio of nonperforming assets to total assets	1.11%	0.50%

The following table presents information regarding non-accrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2020	2019
	(In thousands)
Commercial	$42,182	$5,672
Real estate:
OOCRE	5,310	3,029
NOOCRE	37,048	18,876
Construction and land	785	567
1-4 family residential	2,366	1,581
Consumer	1,186	54
Total	$88,877	$29,779

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$616,292	$2,879	$1,640	$—	$2,685	$623,496
Farmland	14,413	—	—	—	—	14,413
1 - 4 family residential	536,566	3,009	5,111	—	4,267	548,953
Multi-family residential	381,091	12,661	18,660	—	—	412,412
Commercial real estate	2,163,887	202,053	93,664	—	92,348	2,551,952
Commercial	1,444,611	65,217	91,056	—	22,365	1,623,249
Mortgage warehouse	544,845	—	—	—	—	544,845
Consumer	12,249	314	1,357	—	207	14,127
Total	$5,713,954	$286,133	$211,488	$—	$121,872	$6,333,447

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
Mortgage warehouse	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

ACL on loans held for investment
The ACL is an allowance of estimated credit losses at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 – “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of		As of
	September 30, 2020		December 31, 2019
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$9,590	7.9	$3,822	12.8%
Farmland	70	0.1	61	0.2
1 - 4 family residential	10,605	8.7	1,378	4.6
Multi-family residential	6,696	5.5	1,965	6.6
OOCRE	8,549	7.0	1,978	6.6
NOOCRE	35,821	29.5	8,139	27.3
Total real estate	$71,331	58.7%	$17,343	58.1%
Commercial	49,677	40.9	12,369	41.5
Consumer	583	0.4	122	0.4
Total allowance for credit losses	$121,591	100.0%	$29,834	100.0%

The ACL increased $91.8 million, or 307.6%, as of September 30, 2020 from December 31, 2019. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an increase of $39.1 million to the ACL. The primary reasons for the increase in required ACL are the Company’s adoption of CECL on January 1, 2020 and significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period and created the need for additional ACL.

The Company uses the discounted cash flow (DCF) method to estimate ACL for non-PCD owner occupied and non-owner occupied commercial real estate, construction and land development, 1-4 family residential, commercial and consumer loan pools. The Company leverages economic projections from a reputable and independent third party to include in its loss driver forecasts. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. See Note 1 – “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this report for discussion of our DCF methodology and economic projections.

Consistent forecasts of the loss drivers are used across the loan segments. For all DCF models at September 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and the Company will revert back to a historical loss rate over an additional four quarters on a straight-line basis. At September 30, 2020, the Company forecasted increased Texas unemployment and a year over year percentage decrease in Texas gross domestic product growth for a one year forecast period over historical averages. The Company projected gradual improvement in these loss drivers over the next four quarters with these loss drivers remaining below historical trends over the past several years.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ACL:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(Dollars in thousands)
Average loans outstanding(1)	$6,055,359	$5,884,519
Amortized costs of loans outstanding at end of period excluding mortgage warehouse and PPP loans(1)	5,789,293	5,737,577
Amortized costs of loans outstanding at end of period(1)	6,334,829	5,654,161
Allowance for credit losses at beginning of period	29,834	19,255
Impact of adopting ASC 326	39,137	—
Provision for credit losses	56,640	18,021
Charge-offs:
Real estate:
Residential	—	(157)
Commercial Real Estate	(2,421)	—
Commercial	(1,808)	(10,898)
Consumer	(136)	(217)
Total charge-offs	(4,365)	(11,272)
Recoveries:
Real estate:
Residential	8	62
Commercial	50	91
Consumer	287	86
Total recoveries	345	239
Net charge-offs	(4,020)	(11,033)
Allowance for credit losses at end of period	$121,591	$26,243
Ratio of allowance to end of period loans excluding mortgage warehouse and PPP loans	2.10%	0.46%
Ratio of net charge-offs to average loans	0.07%	0.19%
(1)Excludes loans held for sale.

We believe the successful execution of our growth strategy through key acquisitions and organic growth is demonstrated by the upward trend in loan balances from December 31, 2019 to September 30, 2020. Total loan balances increased from $5.9 billion as of December 31, 2019 to $6.8 billion as of September 30, 2020. Net charge-offs represented 0.07% and 0.19% of average loan balances for the nine months ended September 30, 2020 and 2019, respectively.

Equity Securities
As of September 30, 2020, we held equity securities with a readily determinable fair value of $11.6 million compared to $11.1 million as of December 31, 2019. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million at September 30, 2020 and December 31, 2019, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of September 30, 2020, we held FHLB Stock and FRB Stock of $81.8 million compared to $68.3 million as of December 31, 2019. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities
We use our debt securities portfolio, which includes both available for sale and held to maturity debt securities, to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2020, the carrying amount of debt securities totaled $1.1 billion, an increase of $94.1 million, or 9.4%, compared to $997.3 million as of December 31, 2019. The increase was primarily due to purchases of debt securities of $491.7 million and net unrealized gains $32.8 million, offset by sales of $90.9 million and maturities, calls, and paydowns of $339.9 million. Debt securities represented 12.5% and 12.5% of total assets as of September 30, 2020 and December 31, 2019, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2020, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no allowance for credit losses for its held to maturity debt securities as of September 30, 2020.
    As of September 30, 2020 and December 31, 2019, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits
Total deposits as of September 30, 2020 were $6.2 billion, an increase of $328.2 million, or 5.6%, compared to $5.9 billion as of December 31, 2019. The increase from December 31, 2019 was primarily the result of increases of $167.0 million and $364.2 million in interest-bearing transaction and savings deposits and noninterest-bearing demand deposits, respectively, partially offset by a decrease in certificates and other time deposits of $203.0 million.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
Subordinated Debentures and Subordinated Notes
    Subordinated Notes - In connection with our acquisition of Green, on January 1, 2019, we assumed $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Fixed-to-Floating Notes”) that mature on December 15, 2026. The Fixed-to-Floating Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.

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
A summary of pertinent information related to our issues of subordinated notes outstanding at the dates indicated is set forth in the table below:

	September 30, 2020	December 31, 2019
	(In thousands)
Subordinated notes	$110,000	$114,878
Unamortized debt premium	1,298	2,081
Debt issuance costs	(1,329)	(1,411)
Total subordinated notes	$109,969	$115,548
We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact on the subordinated notes.
Subordinated Debentures Trust Preferred Securities. The following subordinated debentures trust preferred securities were outstanding at the dates indicated in the table below:

	September 30, 2020	December 31, 2019
	(In thousands)
Subordinated debentures	$33,868	$33,868
Debt discount	(3,679)	(3,845)
Total subordinated debentures	$30,189	$30,023

A summary of pertinent information related to our issues of subordinated debentures outstanding at September 30, 2020 is set forth in the table below:

Description	Subordinated Debt Owed to Trusts	Interest Rate(1)	Maturity Date
	(Dollars in thousands)
Parkway National Capital Trust I	$3,093	3-month LIBOR +1.85%	December 2036
SovDallas Capital Trust I	8,609	3-month LIBOR +4.0%	July 2038
Patriot Bancshares Capital Trust I	5,155	3-month LIBOR +1.85%, not to exceed 11.90%	April 7, 2036
Patriot Bancshares Capital Trust II	17,011	3-month LIBOR +1.80%, not to exceed 11.90%	September 15, 2037
Total subordinated debentures	$33,868
(1)    The 3-month LIBOR in effect as of September 30, 2020 was 0.2%.
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
We are currently monitoring the actions of LIBOR’s regulator and the implementation of alternative reference rates in advance of the expected discontinuation of LIBOR after 2021 to determine any potential impact on the subordinated notes.
FHLB Advances
    The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of September 30, 2020 and December 31, 2019, total borrowing capacity of $322.9 million and $752.7 million, respectively, was available under this arrangement and $1.1 billion and $677.9 million, respectively, was outstanding with a weighted average interest rate of 0.993% for the nine months ended September 30, 2020 and 1.99% for the year ended December 31, 2019. FHLB has also issued standby letters of credit to the Company for $557.9 million and $481.7 million as of each of September 30, 2020 and December 31, 2019, respectively. Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Reserve Bank of Dallas.
The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2020 and December 31, 2019, $729.0 million and $843.9 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of September 30, 2020 and December 31, 2019, no borrowings were outstanding under this arrangement.

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2020 and the year ended December 31, 2019, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Federal Reserve Bank are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million and $150.0 million as of September 30, 2020 and December 31, 2019, respectively.There were no advances under these lines of credit outstanding as of September 30, 2020 and December 31, 2019.
In addition, $407.5 million was available in conjunction with the Paycheck Protection Program Liquidity Facility (“PPPLF”) which is a lending facility offered by the FRB to facilitate lending to small businesses under the PPP. As of September 30, 2020, we have not utilized the PPPLF.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.4 billion for the nine months ended September 30, 2020 and $8.0 billion for the year ended December 31, 2019.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	20.9%	18.6%
Interest-bearing	31.7	33.3
Certificates and other time deposits	18.7	25.1
Advances from FHLB	12.7	6.3
Other borrowings	1.7	1.1
Other liabilities	0.6	0.6
Stockholders’ equity	13.7	15.0
Total	100.0%	100.0%
Uses of Funds:
Loans	73.7%	73.6%
Securities available-for-sale	12.7	12.3
Interest-bearing deposits in other banks	3.3	0.8
Other noninterest-earning assets	10.2	13.3
Total	99.9%	100.0%
Average noninterest-bearing deposits to average deposits	29.3%	35.9%
Average loans to average deposits	104.5%	96.1%
Average loans, excluding PPP and MW, to average deposits	96.0%	93.4%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans held for investment increased 6.9% for the nine months ended September 30, 2020 compared to the year ended December 31, 2019. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.

As of September 30, 2020, we had $2.1 billion in outstanding commitments to extend credit, $280.4 million in unconditionally cancellable mortgage warehouse commitments and $43.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $1.7 billion in outstanding commitments to extend credit, $205.4 million in mortgage warehouse commitments and $27.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2020, we had cash and cash equivalents of $128.8 million compared to $251.6 million as of December 31, 2019.
Analysis of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Net cash provided by operating activities	$93,886	$75,502
Net cash used in investing activities	(870,218)	(40,806)
Net cash provided by financing activities	653,549	133,447
Net change in cash and cash equivalents	$(122,783)	$168,143

Cash Flows Provided by Operating Activities
    For the nine months ended September 30, 2020, net cash provided by operating activities increased by $18.4 million when compared to the same period in 2019. The increase in cash from operating activities was primarily related to the Company having no merger and acquisition expenses in the nine months ended September 30, 2020 as compared to $38.0 million of merger and acquisition expenses in the nine months ending September 30, 2019.
Cash Flows Used in Investing Activities
    For the nine months ended September 30, 2020, net cash used in investing activities increased by $829.4 million when compared to the same period in 2019. The increase in cash used in investing activities was primarily attributable to a $739.1 million increase in originations of net loans held for investment and $112.7 million of cash received in excess of cash paid for the acquisition of Green during 2019 with no corresponding cash received in excess of cash paid in 2020 for the nine months ending September 30, 2019, slightly offset by $248.1 million increase of maturities of securities available for sale.
Cash Flows Provided by Financing Activities
    For the nine months ended September 30, 2020, net cash provided by financing activities increased by $520.1 million when compared to the same period in 2019. The increase in cash provided by financing activities was primarily attributable to a $542.0 million increase in deposits and a decrease in share repurchases of $9.2 million, slightly offset by a $20.0 million decrease in advances from the FHLB for the nine months ending September 30, 2019.
    As of the nine months ended September 30, 2020 and 2019, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
    On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020 and recently authorized a further extension to March 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock

Buyback Program does not obligate the Company to purchase any shares, and the program may be terminated or amended by the Board at any time prior to its expiration. On March 16, 2020, Veritex suspended its stock buyback program.
During the nine months ended September 30, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78. All of these shares were purchased prior to the suspension of the Stock Buyback Program in March 2020. During the nine months ended September 30, 2019, 2,349,103 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $25.03.

On October 27, 2020, the Board authorized an extension to the expiration date of the Stock Buyback Program from December 31, 2020 to March 31, 2021.

Capital Resources
Total stockholders’ equity decreased to $1.2 billion as of September 30, 2020, compared to $1.191 billion as of December 31, 2019, a decrease of $5.5 million, or 0.5%. The decrease from December 31, 2019 to September 30, 2020 was primarily the result of $49.6 million in stock buybacks, $25.8 million in dividends declared and paid and $15.5 million in CECL transition during the nine months ended September 30, 2020.
By comparison, total stockholders’ equity increased to $1.2 billion as of September 30, 2019, compared to $530.6 million as of December 31, 2018, an increase of $674.9 million, or 127.2%. The increase from December 31, 2018 to September 30, 2019 was primarily the result of the acquisition of Green, net income of $61.7 million and $58.8 million in stock buybacks during the nine months ended September 30, 2019.
Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2020 and December 31, 2019, the Company and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$980,761	12.70%	$917,939	13.10%
Tier 1 capital (to risk-weighted assets)	776,108	10.05	771,679	11.02
Common equity tier 1 (to risk-weighted assets)	746,937	9.67	742,675	10.60
Tier 1 capital (to average assets)	776,108	9.54	771,679	10.17
Veritex Community Bank
Total capital (to risk-weighted assets)	$954,317	12.37%	$870,838	12.44%
Tier 1 capital (to risk-weighted assets)	859,634	11.14	840,126	12.00
Common equity tier 1 (to risk-weighted assets)	859,634	11.14	840,126	12.00
Tier 1 capital (to average assets)	859,634	10.57	840,126	11.07

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
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of September 30, 2020 since December 31, 2019 as reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The Company’s commitments to extend credit, mortgage warehouse commitments and outstanding standby letters of credit were $2.1 billion, $280.4 million and $43.4 million, respectively, as of September 30, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Mortgage warehouse commitments
Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.
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
Subsequent Events
On October 27, 2020, we announced that our Board of Directors declared a regular cash dividend of $0.17 per share on our outstanding common stock, payable on or after November 19, 2020 to shareholders of record as of November 5, 2020.
Also on October 27, 2020, the Board authorized an extension to the expiration date of the Stock Buyback Program from December 31, 2020 to March 31, 2021.
On October 5, 2020, the Company completed the issuance and sale of $125.0 million in aggregate principal amount of its 4.125% Fixed-to-Floating Rate Subordinated Notes (the “Subordinated Notes”) due in 2030. The Subordinated Notes will bear interest: (i) from and including the date of issuance to, but excluding, October 15, 2025, at a rate of 4.125% per year and (ii) from and including October 15, 2025 to, but excluding, the maturity date (unless redeemed prior to such date), at a floating rate per year equal to the Benchmark (which is expected to be Three-Month Term Secured Overnight Funding Rate) plus 399.5 basis points. The Company has the right, subject to certain circumstances and the receipt of any required approval of the Federal Reserve Board, to redeem the Subordinated Notes at the Company’s option, in whole or in part, on any interest payment date on or after October 15, 2025. The Company intends to use the net proceeds from the offering of Subordinated Notes for general corporate purposes, including the potential repayment of outstanding indebtedness, and supporting capital levels of the Bank.
LIBOR Transition
    On July 27, 2017, the Financial Conduct Authority of the United Kingdom (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2020, the Company had approximately $1.4 billion of loans indexed to LIBOR that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
    The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR. In 2019 and 2020, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes, securitizations, and adjustable rate mortgage loans and private student loans.The ARRC also has published other recommendations relating to the spread adjustment between LIBOR and SOFR and other transition matters. The International Swaps and Derivatives Association, Inc. released fallback provisions for derivative instruments in October that will take effect in January 2021 where the parties have agreed to adhere to the ISDA language.
    Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. One of the major identified risks is inadequate fallback language in various existing instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks to its business.

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
During the second quarter of 2020, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of continued economic disruption occurring after the first quarter of 2020 primarily due to the COVID-19 pandemic. As a result, the Company determined that it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value and proceeded to perform an interim quantitative impairment test. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of quantitative evaluation, the Company determined that, as of June 30, 2020, the fair value of the Company's reporting unit exceeded its related carrying value, and therefore goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. During the third quarter of 2020, the Company determined that there was no triggering event that required an interim quantitative impairment assessment to determine if it was more likely than not that the fair value of the Company’s sole reporting unit was below its carrying value. Management will continue to monitor events that could impact this conclusion in the future.

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
    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	16.77%	16.28%	14.51%	12.01%
+ 200	10.66%	10.90%	9.89%	9.42%
+ 100	4.83%	5.11%	5.17%	5.76%
Base	—%	—%	—%	—%
−100	(1.82)%	(4.36)%	(3.99)%	(8.03)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
    There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The novel coronavirus (“COVID-19”) and the impact of actions to mitigate it could have a material adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. Possible additional waves of COVID-19 and the uncertainty of the timing ofa widely available vaccine may adversely affect the re-opening process.

In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act and the creation of the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. Beginning in early April 2020, we began processing loan applications under the PPP created under the CARES Act. The Federal Reserve’s Main Street Lending Program will offer deferred interest on 5-year loans to small and mid-sized businesses. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and/or a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate open, and the uncertainty of the timing of a widely available vaccine, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events can be expected to, among other things:

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
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with the PPP and other new programs in which we participate;
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

Our results of operations have been adversely affected by the factors described above. For example, for the nine months ended September 30, 2020, these factors caused a substantial increase in our allowance for credit losses and related provision for credit losses. While the ultimate impact of these factors over the longer term is uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of the economic recovery when the COVID-19 pandemic subsides. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in a material adverse effect on our business, financial condition and results of operations and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020. On October 27, 2020, the Board authorized an extension of the expiration date of the Stock Buyback Program from December 31, 2020, and recently authorized a further extension to March 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. The following repurchases were made under the Stock Buyback Program during the nine months ended September 30, 2020:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020	77,800	$28.22	77,800	$78,272,000
February 1, 2020 - February 28, 2020	1,052,506	27.89	1,052,506	48,912,000
March 1, 2020 - March 31, 2020	871,905	20.72	871,905	30,850,000
April 1, 2020 - April 30, 2020	—	—	—	30,850,000
May 1, 2020 - May 31, 2020	—	—	—	30,850,000
June 1, 2020 - June 30, 2020	—	—	—	30,850,000
July 1, 2020 - July 31, 2020	—	—	—	30,850,000
August 1, 2020 - August 31, 2020	—	—	—	30,850,000
September 1, 2020 - September 30, 2020	—	—	—	30,850,000
	2,002,211	$24.78	2,002,211	$30,850,000

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

21.1*	Subsidiaries of Veritex Holdings, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: November 4, 2020	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)