Form 10-K
period 2020-12-31
Veritex Holdings, Inc.
filed 2021-02-26
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2020 was approximately $853,904,000.

At February 25, 2021, we had outstanding 49,423,873 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2020

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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas. The Bank provides a full range of banking services, including commercial and retail lending and checking and savings deposit products, to individual and corporate customers. The Texas Department of Banking (the "TDB") and the Board of Governors of the Federal Reserve System (the "Federal Reserve") are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance. Our current primary market includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

Our business is conducted through one reportable segment, community banking, which generates the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of government guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds, as well as noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest-earning assets and interest expense of our interest-bearing liabilities through our net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Changes in the market interest rates and interest rates we earn on interest-earning assets and pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, and interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and, specifically, in the Dallas-Fort Worth metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.
Our primary customers are small and medium-sized businesses, generally with annual revenues of under $30 million, and professionals. We believe that these businesses and professionals highly value the local decision-making and relationship-driven, quality service we provide and our deep, long-term understanding of Texas community banking. As a result of consolidation, we believe that few locally-based publicly traded banks are dedicated to providing this level of service to small and medium-sized businesses and professionals. Our management team’s long-standing presence and experience in Texas gives us unique insight into local market opportunities and the needs of our customers. This enables us to respond quickly to customers, provide high quality personal service and develop comprehensive, long-term banking relationships by providing products and services tailored to meet the individual needs of our customers. This focus and approach enhances our ability to continue to grow organically, successfully recruit and retain talented bankers and strategically source potential acquisitions in our target markets.

Our History and Growth
Since commencing banking operations in 2010, we have experienced significant growth through our strategy of pursuing organic growth and strategic acquisitions. Since inception, we have completed seven whole-bank acquisitions that increased our market presence within the Dallas-Fort Worth metroplex, including an acquisition that resulted in us entering the Houston metropolitan market in 2017. We completed an initial public offering of our common stock in October 2014 and are one of the ten largest banks headquartered in Texas.

Our management team is led by our Chairman of the Board of Directors, Chief Executive Officer and President, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes our seven completed acquisitions since inception through December 31, 2020:

	Date	Number of
	Completed	Branches	Locations
Bank Acquired
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	3	Park Cities, Lakewood and Garland
Fidelity Bank through Fidelity Resources Company	March 2011	3	Preston Center, SMU and Plano
Bank of Las Colinas	October 2011	1	Las Colinas
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	2	Irving and Frisco
Sovereign Bank through Sovereign Bancshares, Inc.	August 2017	9	Dallas, Fort Worth, Houston and Austin
Liberty Bank through Liberty Bancshares, Inc.	December 2017	5	Fort Worth
Green Bank ("Green") through Green Bancorp, Inc.	January 2019	21	Houston and Dallas

Our Strategy
Our business strategy consists of the following components:
•Continued Organic Growth.  Our organic growth strategy focuses on penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers is an important driver of our organic growth by virtue of its role in further developing banking relationships with current and potential customers. Many of these customer relationships span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect to have continued success adding to our team of experienced bankers in order to grow our market presence and scale. Also, preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

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
Lending Activities. As of December 31, 2020, total loans held for investment, including mortgage warehouse ("MW") and Paycheck Protection Program ("PPP") loans, totaled $6.7 billion, representing 76.9% of our total assets. Our loan portfolio primarily consists of commercial real estate and general commercial loans, MW loans, residential real estate loans, construction and land loans, farmland loans, consumer loans and PPP loans.
The U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") established and provided $349 billion in funding for the PPP, a loan program administered by the Small Business Administration ("SBA"). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Congress appropriated an additional $310 billion for PPP commitments on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Beginning in early April 2020, we began processing loan applications under the PPP, and in January 2021, we began processing applications under this latest round of the PPP. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. We are focused on taking care of our clients and communities who may be experiencing financial hardship due to the COVID-19 pandemic, including by participating in the PPP to provide direct assistance to small businesses in our communities.

Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Executive Loan Committee and Credit Risk Committee provide company-wide credit oversight and periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance for credit loss ("ACL") levels for probable credit losses inherent in the loan portfolio.
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
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by customers, with a focus on convenience and accessibility. We offer an interest rate swap program as well as a full suite of online banking solutions, including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and mobile banking, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit.

We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, automated clearinghouse origination and stop payments. Cash management deposit products and services consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts, including loan sweep.
We remain focused on our organic loan growth and deposit repricing strategy to expand net interest margin. In addition, we are currently focused on limiting our interest rate exposure and expanding noninterest income though increased income from our derivative program. Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into a derivative contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” derivative contract with a correspondent bank counterparty. The two derivatives are carried at market value with changes in value offsetting. We uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet or exceed regulatory capital requirements.  As of December 31, 2020, the book value of our available for sale and held to maturity debt securities portfolio totaled $1.0 billion, with an average tax-equivalent yield of 2.96% and an estimated effective duration of approximately 4.1 years.
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
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by organizations outside the state. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and nationally, and more recently with financial technology companies that rely on technology to provide financial services. We believe that many small to medium-sized businesses and professionals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas. We also believe these customers seek established Texas bankers who have the expertise to act as trusted advisors regarding their banking needs. We believe Veritex can offer customers more responsive and personalized service than many of our competitors can not. We also believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors — Risks Related to Veritex’s Business — We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition, and results of operations.” in Item 1A of this report.
Employees and Human Capital Resources
As of December 31, 2020, we had 636 full-time employees and seven part-time employees. Our employees are not represented by a union. We strive to maintain a culture where employees are rewarded for hard work and share in the benefits of the success of our company.

We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals. Further, our commitment to a culture of inclusion is integral to our goal of attracting and retaining the best talent and ultimately driving our business performance. We also have an established corporate social responsibility strategy with a focus on five core areas: Be Better, Be Healthy, Be Mindful, Be Faithful and Be Prosperous. Our employees participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.
We offer comprehensive compensation and benefits packages to our employees, including a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family assistance programs, including paid family leave, flexible work arrangements and adoption assistance plans, amongst others. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Notes 20 and 21 in the consolidated financial statements included elsewhere in this report for further discussion of our benefit plans and stock-based compensation.

In response to the COVID-19 pandemic, in March 2020, we pivoted to a remote working environment for substantially all of our employees with a commitment to the safety of our employees and the communities we serve. In the fourth quarter of 2020 we began re-opening some of our offices on a voluntary basis to accommodate employees seeking the flexibility to work from the office. We are carefully monitoring the conditions in those areas and continuing to adhere to health and safety protocols.

Our Corporate Information
Our principal executive offices are located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225, and our telephone number is (972) 349-6200. Our website is www.veritexbank.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the website of the Securities and Exchange Commission (the "SEC") at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
Statutes, regulations and policies limit the activities in which we may engage and how we conduct certain permitted activities. Further, the bank regulatory agencies impose reporting and information collection obligations on us. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our business may be affected by any new statute, regulation or policy.

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
Bank and Bank Holding Company Regulation
The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC up to applicable legal limits. The Bank is a member of the Federal Reserve System; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the TDB and the Federal Reserve.

A company that acquires ownership or control of 25% or more of any class of voting securities of a bank or bank holding company, that controls the election of a majority of the board of directors of such an institution, or that exercises a controlling influence over the affairs of such an institution, is a bank holding company and must obtain the prior approval of and later register with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”).
Bank holding companies are subject to regulation, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company. Similarly, bank holding companies of Texas state-chartered banks are subject to regulation, examination, supervision and enforcement by the TDB.

As a bank holding company, we are subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. As a bank holding company of a Texas state-chartered bank, we are also subject to supervision, regulation, examination and enforcement by the TDB.

Broad Supervision, Examination and Enforcement Powers
A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements. Insured depository institutions with total assets of $500 million or more, such as the Bank, must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the insured depository institution’s bank holding company can be used to satisfy this requirement. Under regulatory guidance, auditors are expected to receive examination reports, supervisory agreements and reports of enforcement actions.
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
•limit dividends and distributions;
•restrict growth;
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company and their officers, directors and institution-affiliated parties to the remedies described above and other sanctions. See “Item 1A. Risk Factors—Risks Related to Veritex’s Industry and Regulation.”
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

Various provisions of the Dodd-Frank Act may affect our business and include, but may not be limited to the following:
•Source of strength.  Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of their banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. As a result of this requirement, in the future we could be required to provide financial assistance to the Bank should it experience financial distress and in circumstances in which we might not otherwise be inclined or in a financial position to do so.

•Mortgage loan origination. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) and authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless it makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated and amended final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. As revised in December 2020, the rules set conditions for “qualified mortgages,” including price-based limits and limits on other terms of the loans. Points and fees are subject to a relatively stringent cap, and are defined to include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages. EGRRCPA modified certain of these requirements by, among other things, creating a safe harbor from the ability-to-repay standards for certain mortgage loans made by a bank with less than $10 billion in total consolidated assets.

•Risk retention. The Federal Reserve, together with the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, issued a final rule in 2014 to implement the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying securitizations of commercial loans, commercial real estate loans and auto loans.

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

•Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt certain types of consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. The rulemaking, examination and enforcement priorities of the CFPB may change under the Biden administration, but we are unable to predict what effect, if any, these changes may have on the Bank.

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

•Transactions with affiliates and insiders. The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations were expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. For a discussion of the restrictions on transactions with affiliates and insiders applicable to the Bank, see “Limits on Transactions with Affiliates and Insiders” below

•Corporate governance. The Dodd-Frank Act addressed many investor protections, corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including Veritex. The Dodd-Frank Act: (i) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation, (ii) enhanced independence requirements for compensation committee members, (iii) required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers and (iv) provided the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we were an emerging growth company, we took advantage of the provisions of the JOBS Act that allowed us to not seek a non-binding advisory vote on executive compensation or golden parachute arrangements.

In May 2018, EGRRCPA was signed into law. While EGRRCPA preserved the fundamental elements of the post Dodd-Frank regulatory framework, it included modifications that were intended to result in meaningful regulatory relief both from certain Dodd-Frank provisions and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA exempted banks with total consolidated assets of $10 billion or less, including us, from the Volcker Rule, allowed us to avoid risk-based capital rules if we maintain a specific “community bank leverage ratio,” revised the capital treatment of certain commercial real estate loans, and amended certain Truth in Lending Act requirements for residential mortgage loans.
The Volcker Rule
Section 619 of the Dodd-Frank Act, popularly known as the “Volcker Rule,” generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with private equity funds and hedge funds. These prohibitions apply to banking entities of any size, including us and the Bank. In 2013, the Federal Reserve, together with the FDIC, the Office of the Comptroller of the Currency (the “OCC”), the SEC and the Commodity Futures Trading Commission, issued regulations to implement the Volcker Rule. As implemented by the federal banking agencies, EGRRCPA exempted banking entities with total consolidated assets of $10 billion or less, and total trading assets and liabilities of less than 5% of total consolidated assets, from the Volcker Rule. Although we do not believe we engaged in any activities covered by the Volcker Rule, the exemption eliminates any need for a Volcker Rule compliance program for so long as we remain covered by the exemption. We have reviewed the scope of the Volcker Rule and have determined that we do not have any activities or investments at this time that would be subject to the requirements of the rule.

Notice and Approval Requirements Related to Control
Federal and state banking laws impose notice, application, approval or non-objection and ongoing regulatory requirements on any shareholder or other person that controls or seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. In addition to requirements that may apply under the BHC Act, described above under “Bank and Bank Holding Company Regulation,” the Change in Bank Control Act and the Texas Banking Act require regulatory filings by a shareholder or other person that seeks to acquire direct or indirect “control” of an FDIC-insured, Texas-chartered depository institution. The determination of whether a person “controls” a depository institution or its holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, a person is deemed to control a depository institution or other company if the person owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a person is presumed to control a depository institution or other company if the person owns or controls 10% or more of any class of voting stock and other regulatory criteria are met. The holdings of certain affiliated persons, or persons acting in concert, are typically aggregated for the purpose of applying the 10% and 25% thresholds.
In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval of the Federal Reserve, control of any other bank or bank holding company or all or substantially all the assets thereof, or more than 5% of the voting shares of a bank or bank holding company that is not already a subsidiary.
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
The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) has operated to limit such activities. FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity in which national banks are not permitted to engage, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.
Branching
Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the Federal Reserve.  The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, record of Community Reinvestment Act ("CRA") performance and consistency with corporate powers. The Dodd-Frank Act permits insured state banks that satisfy certain conditions to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.
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
The federal banking agencies' current generally applicable capital requirements for bank holding companies and banks took effect on January 1, 2015, with phase-in periods for certain requirements; as of January 1, 2019, all of the requirements were fully phased in. The requirements are based on a set of international standards popularly known as Basel III.

Under the EGRRCPA and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in assets may elect to satisfy a single Community Bank Leverage Ratio (“CBLR”) of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. We have elected to use the CBLR framework. Accordingly, if we and the Bank continue to meet all requirements under this framework, we and the Bank will not be required to report or calculate risk-based capital, and the Bank will be considered to have met the well-capitalized ratio requirements under Prompt Corrective Action (“PCA”) regulations. The federal banking agencies have finalized the CBLR minimum at 9% and we and the Bank exceed this standard. The CARES Act, enacted March 27, 2020, temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022.

If we were not eligible for or did not opt into the CBLR framework, under the generally applicable capital requirements, we and the Bank would be required to maintain common equity Tier 1 capital of at least 4.5% of risk-weighted assets, Tier 1 capital of at least 6% of risk-weighted assets, total capital (a combination of Tier 1 and Tier 2 capital) of at least 8% of risk-weighted assets, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. In addition, generally applicable capital requirements subject banking organizations not opting into the CBLR to limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets in excess of the minimum risk-based capital ratio requirements. The effect of the fully phased-in capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The capital regulations also determine the thresholds necessary for a bank to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

For purposes of the CBLR or the generally applicable capital requirements, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A bank must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital, subject to certain limitations. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s ACL. Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company's and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

At December 31, 2020, if we and the Bank had not been eligible for or elected to be subject to the CBLR, we and the Bank would have been in compliance with the generally applicable minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements, and would have exceeded the capital conservation buffer. See Note 24 – Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to the consolidated financial statements included elsewhere in this report for more details.
For us to be “well capitalized,” the Bank must be well capitalized and Veritex must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2020, we met all the requirements to be deemed well-capitalized.

The capital requirements described above are minimum ratios generally applicable to banking organizations. The Federal Reserve (and the other federal bank regulatory agencies) may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
In addition to the capital rules described above, the Bank is subject to the PCA regime. The PCA regime subjects an insured depository institution to increasingly stringent restrictions and supervisory actions by its primary federal regulator, if the institution becomes undercapitalized and its financial condition continues to deteriorate. Each U.S. insured depository institution falls within one of five assigned capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. However, if an institution subject to the CBLR framework, such as the Bank, satisfies the CBLR minimum requirement, it will be considered to have met the well-capitalized ratio requirements for purposes of the PCA regime. A well-capitalized institution is not subject to any restrictions on its activities and enjoys certain regulatory advantages such as streamlined processing of many applications. A depository institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and does not meet the criteria for a “well capitalized” bank. Adequately-capitalized status is necessary in order to undertake a variety of regulated activities. An institution that is adequately capitalized but not well capitalized may be restricted in its ability to rely on brokered deposits, which is discussed further below under “Brokered Deposits.”

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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2020, the Bank met all requirements under the CBLR framework and the requirements to be “well capitalized” under the PCA regulations.

Regulatory Limits on Dividends and Distributions
As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws, regulations and guidance. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.
Substantially all of our income, and a principal source of our liquidity, are dividends from the Bank. Bank dividend activity is governed by federal and state laws, regulations and policies.

Applicable requirements serve to limit the amount of dividends that may be paid by the Bank. The Bank may not declare or pay a dividend if (i) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve, (ii) the dividend would exceed the Bank’s undivided profits, unless the Bank has received the prior approval of the Board and of at least two-thirds of the shareholders of each class of stock outstanding, or (iii) the dividend would cause any portion of the Bank’s permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve and by at least two-thirds of the shareholders of each class of stock outstanding. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. In addition, the Bank may not reduce or increase its outstanding capital and surplus through dividend, redemption, share issuance, or otherwise, without the prior approval of the TDB, except as permitted by the Texas Finance Code. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. As noted above, if we no longer operate under the CBLR framework, failure to satisfy the capital conservation buffer may also have the effect of limiting the payment of capital distributions from the Bank.

On January 26, 2021, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.17 per share on our outstanding common stock. The dividend was paid on February 18, 2021 to shareholders of record as of February 4, 2021. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

Reserve Requirements
Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0% effective March 26, 2020. Increases to the reserve requirement would decrease the amount of the Bank’s assets that it may make available for lending and investment activities.

Limits on Transactions with Affiliates and Insiders
Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, subjects insured depository institutions to restrictions on their ability to conduct transactions with affiliates, including their parent bank holding companies and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements, and collateral standards on certain transactions by an insured depository institution with, or for the benefit of, its affiliates, including by requiring that covered transactions between the insured depository institution and any one affiliate are limited to 10% of the insured depository institution’s capital and surplus, and that the aggregate of all covered transactions with all affiliates are limited to 20% of the insured depository institution’s capital and surplus. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party.

As noted above, the Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including by expanding the definition of “covered transactions” and clarifying the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O imposes restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests. Section 18(z) of the FDIA limits purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal shareholders.

Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2020, the Bank is considered a well capitalized insured depository institution and had total brokered deposits of $199.8 million.
Concentrated Commercial Real Estate Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm, non-residential properties and loans for construction, land development and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2020, our total reported loans for construction, land development and other land represented over 100% of our total capital, indicating a concentration in commercial real estate lending. At December 31, 2020, our management believes that it has adequately addressed the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in commercial real estate lending.
Examination and Examination Fees
The Federal Reserve and TDB periodically examine our business, including our compliance with laws and regulations. These agencies may conduct joint examinations, and the TDB may accept the results of the Federal Reserve’s examination in lieu of conducting an independent examination. If, as a result of an examination, the Federal Reserve or the TDB were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us to remediate any such adverse examination findings.

In addition, these agencies have the authority to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition and results of operations.

The TDB charges fees to recover the costs of examining Texas chartered banks, as well as filing fees for certain applications and other filings. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance and Deposit Insurance Assessments
The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) to the maximum extent permitted by the FDIC. This amount is $250,000 per depositor per account. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent, below the statutory minimum of 1.35 percent. The decline in the ratio was due to extraordinary insured deposit growth, which was resulted mainly from the COVID-19 pandemic, specifically monetary policy action, direct government assistance to the consumers and businesses, and an overall reduction in spending. The FDIC projects that the DIF reserve ratio would return to 1.35 percent without further action by the FDIC and continues to maintain the current schedule assessment rates.

Insured depository institutions fund the DIF through quarterly assessments, which are calculated by multiplying the Bank’s assessment base by the applicable assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. For a depository institution that has been insured for more than five years and that has total consolidated assets of less than $10 billion, such as the Bank, the FDIC determines the assessment rate within a range of base assessment rates based on the bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.

Future changes in insurance premiums could have an adverse effect on operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

As insurer of the Bank’s deposits, the FDIC is authorized to conduct examinations of, and to require reporting by, the Bank, and has back-up enforcement authority of the Bank as well. The agency also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.

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
Anti-Money Laundering and OFAC
The Bank Secrecy Act (“BSA”), the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act of 2001, and regulations and policies implementing these statutes require the Bank to maintain a risk-based Anti-Money Laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activities. The Federal Reserve expects that we will have an effective governance structure for the program which includes effective oversight by our Board of Directors and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel, and independent testing of the program and risk-based customer due diligence procedures. The U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs.

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”) was enacted. The AMLA includes extensive and fundamental reforms to BSA and other AML laws. Among other things, the AMLA is intended to 1) improve coordination and information sharing among the agencies administering AML, 2) modernize AML laws, 3) encourage technological innovation and the adoption of new technology by financial institutions, 4) reinforce that the AML shall be risk-based, 5) establish uniform beneficial ownership information reporting requirements, and 6) establish a secure, nonpublish database at FinCEN for beneficial ownership information.

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

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. OFAC administers and enforces applicable economic and trade sanctions programs. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals.

Failure of a financial institution to maintain and implement adequate BSA/AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal, reputational and financial consequences for the institution. The Company maintains policies, procedures and other internal controls designed to comply with AML requirements and sanctions programs.

Consumer Laws and Regulations
Banking organizations are subject to numerous federal laws intended to protect consumers. These laws include, among others:
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
Privacy and Cybersecurity

Federal statutes and regulations require insured depository institutions to take certain actions to protect nonpublic consumer financial information. Consumer data privacy and data protection are also the subject of state laws. The Bank has prepared a privacy policy, which it must disclose to consumers annually. In some cases, the Bank must obtain a consumer's consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. Additional conditions affect the Bank’s information exchanges with credit reporting agencies. The Bank’s privacy practices and the effectiveness of its systems to protect consumer privacy are among the subjects covered in periodic compliance examinations conducted by the TDB and the Federal Reserve.

The Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued a number of policy statements and other guidance for banks in light of the growing threat posed by cybersecurity threats. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyber attacks. Additionally, on December 18, 2020, the federal banking agencies released a notice of proposed rulemaking that would require a banking organization to notify its primary federal regulator within 36 hours of a significant cybersecurity incident.

The Community Reinvestment Act
The CRA and related regulations are intended to encourage insured depository institutions to help meet the credit needs of its communities, including low- to moderate-income communities. The CRA does not impose specific lending requirements, and it does not contemplate that an insured depository institution would take any action inconsistent with safety and soundness.

The federal banking agencies evaluate the performance of each of their regulated institutions periodically to determine whether an institution’s performance is “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Each rating is made public, together with the public section of the underlying report. Ratings of “Outstanding” or “Satisfactory” may be a condition to qualify for certain regulatory benefits.

The CRA requires the federal bank regulators to take into account an insured depository institution’s record in meeting the convenience and needs of the communities that the institution serves when considering an application by the institution to establish or relocate a branch or to enter into certain mergers or acquisitions. Similarly, the Federal Reserve is required to consider the CRA performance records of a bank holding company’s subsidiary bank (or banks) when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company, or to engage in other expansionary transactions. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA performance of the Bank and of the target institutions. An evaluation of “Needs to Improve” or “Substantial Noncompliance” may block or impede regulatory approvals of our applications. The Bank received an overall CRA rating of “Satisfactory” on its most recent CRA examination as of August 2019.

Changes in Laws, Regulations or Policies
Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. Whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations cannot be predicted. The full effect that any such changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.
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

Risk Factor Summary

The risks and uncertainties facing our company include, but are not limited to, the following:

Risks Related to Veritex’s Business

•Our business concentration in Texas, and specifically the Dallas-Fort Worth metroplex and the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas-Fort Worth metroplex and the Houston metropolitan area, including any downturn in the real estate sector
•COVID-19 and the impact of actions to mitigate it could have a material adverse effect on our business, financial condition and results of operations.
•Uncertain market conditions, economic trends, interest rate shifts, and changes in accounting standards and interpretations could adversely affect our business, financial condition and results of operations.
•A large portion of our loan portfolio consists of commercial loans, the deterioration in value of the security of which which could increase the potential for future losses.
•Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.
•The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
•Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio, which could adversely affect our business, financial condition and results of operations.
•Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•If we grow to over $10 billion in total consolidated assets, we will become subject to increased regulation.
•Our ability to retain executive officers, bankers and other key employees and recruit additional successful team members is critical to the success of our business strategy.
•The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.
•Our commercial real estate and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
•We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.
•We are exposed to increased credit losses and credit related expenses in the event of a major natural disaster, public health crisis, other catastrophic event or significant climate change effects.
•We have a concentration of loans outstanding to a limited number of borrowers, which may increase our risk of loss.
•We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as the ability to maintain regulatory compliance, could be adversely affected.
•We face strong competition from financial services companies and other companies that offer banking services.
•Negative public opinion regarding Veritex or our failure to maintain our reputation in the community could adversely affect our business and prevent us from continuing to grow our business.
•We may not be able to report our financial results accurately and timely as a publicly listed company if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting.
•We are subject to certain operational risks, including, but not limited to, customer or employee fraud, data processing system failures and errors, and threats to data security, such as unauthorized access and cyber-crime.
•We have a continuing need for technological change and may not have the resources to effectively implement new technology, or may experience operational challenges when implementing new technology.
•Our operations could be interrupted if third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
•Consumers may decide not to use banks to complete their financial transactions.
•If our goodwill becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation

•We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect our business, financial condition and results of operations.
•State and federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and failure to comply with any supervisory actions to which we are or may become subject as a result of such examinations could adversely affect our business, financial condition and results of operations.

•Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict future growth.
•Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.
•The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.
•We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.
•The Federal Reserve imposes monetary policies and regulations on our business and may require us to commit capital resources to support the Bank.
•We could be adversely affected by the soundness of other financial institutions.

Risks Related to Our Common Stock

•The market price of our common stock may fluctuate significantly.
•If securities or industry analysts change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.
•Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of the common stock.
•The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up of Veritex and with respect to the payment of interest and preferred dividends.
•We depend on the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
•Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future.
•The requirements of being a public company may strain our resources, increase our costs and distract management.
•Shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements upon them and result in adverse regulatory consequences for such holders.
•An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

ITEM 1A.  RISK FACTORS
Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10‑K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.” We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be adversely affected. In that case, you could experience a partial or complete loss of your investment.
Risks Related to Veritex’s Business
Our business concentration in Texas, and specifically the Dallas-Fort Worth metroplex and the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas-Fort Worth metroplex and the Houston metropolitan area, including any downturn in the real estate sector.
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2020, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have an adverse impact on our business, financial condition and results of operations. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

COVID-19 and the impact of actions to mitigate it could have an adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. Such measures have significantly contributed to rising unemployment and reductions in consumer and business spending. Possible additional waves of COVID-19 and the uncertainty of the timing of a widely available vaccine may adversely affect the re-opening process.

In response to the economic and financial effects of the COVID-19 pandemic, the Federal Reserve has sharply reduced interest rates (which we expect will likely remain low for a considerable period) and instituted quantitative easing measures as well as domestic and global capital market support programs. In addition, the current and prior presidential administrations, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the COVID-19 pandemic, including the passage of the CARES Act, the creation of the Main Street Lending Program, and the passage of the Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020. The CARES Act provided wide-ranging economic relief for individuals and businesses impacted by the COVID-19 pandemic, and the Consolidated Appropriations Act, 2021, extended some of these relief provisions in certain respects as well as provided other forms of relief.

The CARES Act established and provided $349 billion in funding for the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Congress appropriated an additional $310 billion for PPP commitments on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Beginning in early April 2020, we began processing loan applications under the PPP, and in January 2021, we began processing applications under this latest round of the PPP. Other banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses.

In addition, the CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under U.S. generally accepted accounting principles (“GAAP”) related to classification of certain loan modifications as troubled debt restructurings (“TDRs”) to account for the current and anticipated effects of the COVID-19 pandemic. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

We are making a substantial level of loan modifications under our deferred payment program. Further, our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a substantial portion of these COVID-19 deferments as TDRs. For the year ended December 31, 2020, the Company had 754 modifications of loans with aggregate principal balances $1.2 billion that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of February 4, 2021, we had $33.7 million in loans with remaining deferments.

The CARES Act and the Consolidated Appropriations Act, 2021, also include a range of other provisions designed to support the U.S. economy and mitigate the impact of the COVID-19 pandemic on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve and other federal agencies may or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency. Further, in response to the COVID-19 pandemic, the Federal Reserve has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our business.

The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain. The Bank’s participation in the PPP could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our businesses, results of operations, and financial condition more substantially over a longer period of time.

The continuation of the economic effects of the COVID-19 pandemic has had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the COVID-19 pandemic and the resulting economic disruption has caused increased market volatility and may lead to an economic recession and a significant decrease in consumer confidence and business generally. The continuation of these conditions caused by the outbreak, including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate determine whether, when and how to reopen, and the uncertainty of the timing of a widely available vaccine, as well as the impacts of the CARES Act and other federal and state measures, specifically with respect to loan forbearances, can be expected to adversely impact our businesses and results of operations and the operations of our borrowers, customers and business partners. In particular, these events have had, and can be expected to have, the following effects, among others:

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

Continued measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium-sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will be effective.

Our results of operations have been adversely affected by the factors described above. For example, in the year ended December 31, 2020, these factors caused a substantial increase in our allowance for credit losses and related provision for credit losses. The ultimate impact of these factors over the longer term is uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, nor the pace of the economic recovery when the COVID-19 pandemic subsides. However, the decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic is likely to result in an adverse effect on our business, financial condition and results of operations and may heighten many of our known risks.

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
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A national economic recession or deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for credit losses and result in one or more of the following consequences:
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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

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
Additionally, interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In addition, in a low interest rate environment, loan customers often pursue long-term fixed rate credits, which could adversely affect our earnings and net interest margin if rates increase. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur a cost to fund the loan, which is reflected as interest expense on deposits and borrowings, without any interest income to offset the associated funding expense. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and debt securities. Thus, an increase in the amount of nonperforming assets would have an adverse impact on our net interest income.
A large portion of our loan portfolio consists of commercial loans secured by receivables, promissory notes, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2020, $1.6 billion, or 24.3%, of our total loans held for investment, excluding PPP loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. In November 2020, the ICE Benchmark Administration, which administers LIBOR, announced its intention to extend the publication of most tenors of LIBOR through June 30, 2023. The Federal Reserve has continued to encourage banks to transition away from LIBOR as soon as practicable. Our commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2020, we had a material amount of loans, debt securities, advances from the Federal Home Loan Bank of Dallas (the “FHLB”) and notional value of derivatives indexed to LIBOR that will mature after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based instruments or arrangements. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. We have (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities we have issued. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to Veritex. In addition, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition or results of operations.

Significant increases of nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on Veritex’s earnings.
Our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more past due and other real estate owned, adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for credit losses which reserves for losses inherent in our loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance for credit losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.
We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which characteristics may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loans. If general economic conditions negatively impact the Dallas-Fort Worth metroplex, Houston metropolitan area or Texas generally, and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations could be adversely affected.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio, which could adversely affect our business, financial condition and results of operations.
We establish an allowance for credit losses and maintain it at a level considered adequate by management to absorb expected credit losses based on our analysis of the loan portfolio and market environment. The allowance for credit losses represents our estimate of expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. Our allowance for credit losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that do not share similar risk characteristics of segmented loan portfolios. The general component is based on a discounted cash flow model driven off forecasted economic indicators, historical loss experience for peer banks and other qualitative factors. The specific component of the allowance for credit losses is calculated based on a review of individual loans that do not share similar risk characteristics of segmented loan portfolios. The specific loan analysis of expected losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material.
As of December 31, 2020, our allowance for credit losses was 1.80% of our total loans held for investment, excluding MW and PPP loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
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
Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we grow to over $10 billion in total consolidated assets, we will become subject to increased regulation

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets. An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, including the Volcker Rule, management interlocks requirements and inability to comply with capital requirements through the CBLR framework. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

Debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. Debit card issuers with less than $10 billion in total consolidated assets, currently including the Bank, are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end.

In November 2020, given that many community banking organizations have grown in total assets as a result of the COVID-19 response, the federal banking agencies provided relief for banks and bank holding companies, among other financial institutions, to use asset data as of the lower of December 31, 2019 or the normal measurement date in order to determine the applicability of various regulatory asset thresholds and reporting requirements, including eligibility for the CBLR framework, during the calendar years 2020 and 2021.

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
Our growth strategy also relies on our ability to attract and retain additional profitable bankers. We may face difficulties in recruiting and retaining bankers of the desired caliber, including as a result of competition from other financial institutions. In particular, some of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective. If we are unable to attract and retain successful bankers, or if our bankers fail to meet expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be adversely affected.

Loss of any of our executive officers or other key employees could impair relationships with our customers and adversely affect our business.

Our success depends on the continued service and skills of our executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of our executive management team. Our success is also dependent in part on the continued service of our market presidents and relationship managers. The loss of any of these key personnel could adversely affect our business because of their skills, years of industry experience and relationships with customers, and because it may be difficult to promptly find qualified replacement personnel. We cannot guarantee that these executive officers or key employees will continue to be employed with us in the future.
The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our loans held for investments, excluding PPP loans, portfolio has grown to $6.4 billion as of December 31, 2020, from $100.9 million as of December 31, 2010. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our commercial real estate and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2020, $2.6 billion, or 40.8% of total loans held for investment, excluding PPP loans, consisted of commercial real estate loans (including owner occupied commercial real estate loans) and $693.0 million, or 10.8% of total loans held for investment, excluding PPP loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied commercial real estate loan portfolio could require us to increase the allowance for credit losses, which would reduce profitability and could have an adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2020, $4.3 billion, or 66.6% of total loans held for investment, excluding PPP loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for credit losses, which could adversely affect our business, financial condition and results of operations.
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

The occurrence of a major natural or environmental disaster, public health crisis or similar catastrophic event, as well as significant climate change effects such as rising sea levels or wildfires, especially in densely populated geographic areas, could increase our credit losses and credit related expenses. A natural disaster, public health crisis or catastrophic event or other significant climate change effect that either damages or destroys residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the ability of borrowers to continue to make payments on loans, could increase our serious delinquency rates and average credit loss severity in the affected areas. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. We may not have adequate insurance coverage for some of these natural, catastrophic, public health or climate change-related events.

We have a concentration of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2020, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $401.9 million, or 6.3% of total loans held for investment, excluding PPP loans, and $889.1 million, or 13.8% of total loans held for investment, excluding PPP loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have an adverse effect on our business, financial condition and results of operations.

A lack of liquidity could impair our ability to fund operations, adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of loans and debt securities, respectively, to ensure that we have adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale of our debt securities, or the sale of loans and other sources could have a substantial negative effect on our liquidity.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from our brokered deposit network, the FHLB and the Federal Reserve Bank of Dallas ("FRB"). We also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize our activities, or on acceptable terms, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas-Fort Worth metroplex or the Houston metropolitan area or by one or more adverse regulatory actions against Veritex.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have an adverse impact on liquidity and could, in turn, adversely affect our business, financial condition and results of operations.

We have a limited operating history and, accordingly, investors will have little basis on which to evaluate its ability to achieve our business objectives.

We were formed as a bank holding company in 2009 and commenced banking operations in 2010. Accordingly, we have a limited operating history upon which to evaluate our business and future prospects. As a result, it is difficult to predict future operating results and to assess the likelihood of the success of our business. As a relatively young financial institution, Veritex Bank is also subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. New financial institutions often require significant capital from sources other than operations.

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

We could recognize losses on debt securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio, excluding MW, was 89.8% as of December 31, 2020), we also invest a percentage of our total assets in debt securities (12.0% as of December 31, 2020) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2020, the fair value of our available for sale debt securities portfolio was $1.0 billion, which included a net unrealized gain of $55.0 million. Factors beyond our control can significantly influence the fair value of debt securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate debt securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

More generally, if we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Under such circumstances, we may be unable to implement the necessary internal controls in a timely manner, or at all, and future material weaknesses may exist or may be discovered. If we fail to implement the necessary improvements, or if material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports with the SEC, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock, and could have an adverse effect on our business, results of operations or financial condition. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

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

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans to originate, as well as the terms of those loans. If any of the information upon which Veritex relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that it would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the loan applicant or another third party, we will generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of misrepresentation. The sources of the misrepresentations are often difficult to locate, and recovery of any of the resulting monetary losses we may suffer could be difficult.

We have a continuing need for technological change and may not have the resources to effectively implement new technology, or may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations as we continue to grow and expand the products and services we offer. We may experience operational challenges as we implement these new technology enhancements or products, which could result in an inability to fully realize the anticipated benefits from such new technology or significant costs to remedy any such challenges in a timely manner.

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

We depend on a number of relationships with third-party service providers. Specifically, we receive certain services from third parties including, but not limited to, core systems processing, essential web hosting and other Internet systems, online banking services, deposit processing and other processing services. Our operations could be interrupted if any of these third-party service providers experiences difficulties, or terminates its services, and we are unable to replace the provider with other service providers, particularly on a timely basis. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. In addition, we may not be insured against all types of losses as a result of third-party failures, and insurance coverage may be inadequate to cover all losses resulting from interruptions of third-party services. Even if we are able to replace third-party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. This information includes non-public, personally identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are outsourced to third-party providers. Our facilities and systems, and those of our third-party service providers, may be vulnerable to threats to data security, security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have an adverse effect on our business, financial condition and results of operations. In addition, any damage, failure or security breach that causes breakdowns or disruptions in our general ledger, deposit, loan or other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our business, financial condition and results of operations.

It is difficult or impossible to defend against every cyber risk and controls employed by our information technology department and our other employees and vendors could prove inadequate. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of Veritex. Further, the probability of a successful cyber-attack against us or one of our third-party service providers cannot be predicted. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards or other mobile payment services. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have an adverse effect on our financial condition and results of operations.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2020, goodwill totaled $370.8 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation
The ongoing changes in regulation could adversely affect our business, financial condition, and results of operations.

In July 2010, the Dodd-Frank Act was signed into law. This statute and its implementing regulations have imposed significant regulatory and compliance changes on financial institutions. The enactment of EGRRCPA in 2018, the CARES Act in 2020 and other legislation or rulemaking by the agencies may impose other costs or provide regulatory relief. The evolving financial services regulatory framework may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or failure to comply with them, could adversely affect our business, financial condition and results of operations.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to the Holdco and that Veritex can pay to shareholders, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

State and federal banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and failure to comply with any supervisory actions to which we are or may become subject as a result of such examinations could adversely affect our business, financial condition and results of operations.

The TDB and the Federal Reserve periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that Veritex, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to prohibit “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital levels, to restrict our growth, to assess civil monetary penalties against Veritex, the Bank or their respective officers or directors, to remove officers and directors and to terminate the Bank’s deposit insurance upon notice and hearing. If we become subject to such regulatory actions, our business, financial condition, results of operations and reputation could be adversely affected.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict future growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive state and federal regulatory approval before we can acquire a depository institution insured by the FDIC or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and the parties' record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the parties' record of performance under the CRA) and the effectiveness of the parties' in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of its organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. When evaluating applications to establish a de novo branch in Texas, the Federal Reserve and the TDB consider similar factors to those considered in connection with an expansionary transaction. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches could impact our business plans and restrict our growth.

Financial institutions, such as the Bank, face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other requirements, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements, and may engage in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service, among other government and law enforcement agencies. In addition, OFAC may pursue enforcement actions for failure to comply with the sanctions programs it administers.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our BSA/AML programs. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, such as acquisitions and de novo branching.

We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.

The Equal Credit Opportunity Act, the Fair Housing Act and other federal and state fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Federal Reserve, TDB, U.S. Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations against us. A successful challenge to our compliance with fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. In addition, violations of fair lending laws and regulations may have an adverse effect on our CRA rating, which in turn may affect our ability to obtain regulatory approval for certain expansionary transactions and branching activities. Private parties may also have the ability to challenge an institution’s performance under fair lending laws and regulations in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings and results of operations.

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its deposit insurance assessment methodology, which has had the effect of raising deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $3.1 million for the year ended December 31, 2020 and $1.2 million for the years ended December 31, 2019 and 2018. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to insured depository institutions and their holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets.

The revised capital rules subjected us to higher required capital levels on January 1, 2015, with the requirements fully phased in as of January 1, 2019. The application of more stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

We have elected to use the CBLR framework available to certain banking organizations with less than $10 billion in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. If we and the Bank no longer meet all requirements under this framework, we and the Bank each will be required to comply with risk-based capital requirements.

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

In particular, the realization of any of the risks described in this “Item 1A. Risk Factors” could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long-term, regardless of our actual performance. If the market price of our common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, it could divert the attention of senior management and could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2020, we had approximately $232.5 million outstanding in aggregate principal amount of subordinated notes held by investors, and, in the aggregate, $30.2 million of junior subordinated debentures issued to four statutory trusts that in turn issued $32.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We depend on the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact our ability to satisfy its obligations.

Our primary asset is the Bank. As such, we depend on cash flow through dividends from the Bank to pay our operating expenses and satisfy our obligations, including debt obligations. There are numerous laws and regulations that limit the Bank’s ability to pay dividends to Holdco. If the Bank is unable to pay dividends to Holdco, we will not be able to satisfy our obligations. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal and state banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action. See also “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future.

In January 2019, we initiated a quarterly cash dividend on our common stock. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our board of directors may deem relevant. As a bank holding company, our ability to pay dividends is also affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to Holdco, as these distributions and payments are our principal source of funds to pay dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to Holdco. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock. See also “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

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

Veritex is a bank holding company regulated by the Federal Reserve. Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or a company that controls an FDIC-insured depository institution, such as a bank holding company. These laws include the BHC Act and the Change in Bank Control Act and, for Texas chartered-banks such as the Bank, change of control requirements established by the Texas Finance Code. The determination as to whether an investor “controls” a depository institution or holding company is based on all of the facts and circumstances surrounding the investment.

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

Any shareholder that is deemed to “control” us for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under applicable law. These regulatory constraints on acquisition of our stock could inhibit transactions that would increase the price of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At December 31, 2020, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2020, we had 25 full-service branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 full-service branches in the Houston metropolitan area, and one branch in Louisville, Kentucky. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2020, we owned 19 of our branch locations and leased the remaining 20 branch and office locations. The remaining terms of our leases on our full-services branches range from one to seven years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
For more information about our bank premises and equipment and operating leases, please see Note 7 and Note 8 of our consolidated financial statements included elsewhere in this report.

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
Holders of Record
As of February 25, 2021, there were 49,423,873 holders of record of our common stock.
Dividend Policy
On January 26, 2021, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.17 per share on our outstanding common stock. The dividend was paid on February 18, 2021 to shareholders of record as of February 4, 2021. For the year ended December 31, 2020, we declared and paid $34.1 million in cash dividends.
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
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of our peer group and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2020. The following information reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the peer group and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Veritex Holdings, Inc.	$100.00	$191.47	$197.79	$153.26	$208.82	$183.94
Peer Group(1)	100.00	173.83	171.13	138.20	152.67	144.32
Nasdaq Bank Index	100.00	158.44	164.00	134.64	163.23	145.84
(1) Our peer group includes Allegiance Bancshares, Inc., Bancfirst Corporation, Cadence Bancorp LLC, CBTX, Inc., CVB Financial Corp., Eagle Bancorp, Inc., First Financial Bankshares, Inc., Origin Bancorp, Inc., Hilltop Holdings, Inc., Independent Bank Group, Inc.., Servisfirst Bancshares, Inc., Simmons First National Corporation, Southside Bancshares, Inc. Pacific Premier Bancorp, Inc and Independent Bank Corporation.

Comparison of Cumulative Total Return
Stock Repurchases
On January 28, 2019, our board of directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). Our board of directors authorized increases of $50.0 million in September 2019 and $75.0 million in December 2019, resulting in an aggregate authorization to purchase of up to $175.0 million of our common stock. Our board of directors also authorized an extension of the original expiration date from December 31, 2019 to December 31, 2020 and then to March 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the board of directors at any time prior to its expiration. During the fourth quarter of 2020, the Company repurchased the following shares of its common stock:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2020 - October 31, 2020	—	$—	—	30,850,066
November 1, 2020 - November 30, 2020	100,883	19.83	100,883	28,849,913
December 1, 2020 - December 31, 2020	246,545	24.20	246,545	22,884,679
	6,152,350	$24.51	6,152,350	22,884,679

ITEM 6.  SELECTED FINANCIAL DATA

	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected Period-end Balance Sheet Data:
Total assets	$8,820,871	$7,954,937	$3,208,550	$2,945,583	$1,408,507
Cash and cash equivalents	230,825	251,550	84,449	149,044	234,791
Debt securities	1,055,201	997,330	262,695	228,117	102,559
Total loans(1)	6,427,924	5,921,071	2,555,509	2,233,518	991,897
Allowance for credit losses	105,084	29,834	19,255	12,808	8,524
Goodwill	370,840	370,840	161,447	159,452	26,865
Intangibles	61,733	72,263	15,896	20,441	2,181
Noninterest-bearing deposits	2,097,099	1,556,500	626,283	612,830	327,614
Interest-bearing deposits	2,958,456	2,654,972	1,996,145	1,665,800	792,016
Total deposits	6,512,846	5,894,350	2,622,428	2,278,630	1,119,630
Advances from FHLB	777,718	677,870	28,019	71,164	38,306
Other borrowings	262,778	145,571	16,691	31,689	8,035
Total stockholders’ equity	1,203,376	1,190,797	530,638	488,929	239,088
Selected Income Statement Data:
Net interest income	$265,798	$285,097	$114,189	$68,508	$40,955
Provision for credit losses and unfunded commitments	65,669	21,514	6,603	5,114	2,050
Net interest income after provision for credit losses	200,129	263,583	107,586	63,394	38,905
Noninterest income	47,344	30,080	11,910	7,576	6,503
Noninterest expense	159,387	177,803	69,259	42,789	26,390
Income before income tax	88,086	115,860	50,237	28,181	19,018
Income tax expense	14,203	25,121	10,896	13,029	6,467
Net income	73,883	90,739	39,341	15,152	12,551
Preferred dividends	—	—	—	42	—
Net income available to common stockholders	$73,883	$90,739	$39,341	$15,110	$12,551
Share Data:
Basic earnings per common share	$1.48	$1.71	$1.63	$0.82	$1.16
Diluted earnings per common share	1.48	1.68	1.60	0.80	1.13
Book value per common share	24.39	23.32	21.88	20.28	15.73
Tangible book value per common share(2)	15.70	14.73	12.75	12.75	13.82
Basic weighted average common shares outstanding	49,884	53,154	24,169	18,404	10,849
Diluted weighted average common shares outstanding	50,036	53,978	24,590	18,810	11,058
Performance Ratios:
Return on average assets(3)	0.87%	1.14%	1.26%	0.76%	0.76%
Return on average equity(3)	6.34	7.57	7.73	4.54	4.54
Net interest margin(4)	3.39	3.97	4.09	3.77	3.77
Efficiency ratio(5)	50.90	56.41	54.92	56.24	56.24
Loans to deposits ratio	104.2	100.5	97.4	98.0	98.0
Loans to deposits ratio, excluding MW	89.8	97.3	97.5	98.0	98.0
Summary Credit Quality Ratios:
Nonperforming assets to total assets	0.99%	0.50%	0.77%	0.03%	0.17%
Nonperforming loans to total loans	1.46	0.56	0.97	0.02	0.18
Allowance for credit losses to nonperforming loans	123.19	89.22	77.81	2,651.76	479.95
Allowance for credit losses to total loans, excluding MW and PPP	1.80	0.52	0.75	0.57	0.86
Net charge-offs to average loans outstanding	0.36	0.19	0.01	0.06	0.03
Capital Ratios:
Total stockholders’ equity to total assets	13.64%	14.97%	16.54%	16.60%	16.97%
Tangible common equity to tangible assets(6)	9.23	10.01	11.66	11.12	15.23
Tier 1 capital to average assets(3)	9.43	10.17	12.04	12.92	16.82
Tier 1 capital to risk-weighted assets	9.66	11.02	12.18	12.48	20.72
Common equity tier 1 (to risk-weighted assets)	9.30	10.60	11.8	12.03	20.42
Total capital to risk-weighted assets	13.57	13.10	12.98	13.16	22.02

(1)Total loans does not include loans held for sale and deferred fees. Loans held for sale were $21.4 million as of December 31, 2020, $14.1 million as of December 31, 2019,  $1.3 million as of December 31, 2018, $0.8 million as of December 31, 2017 and $5.2 million as of December 31, 2016. Deferred fees were $2.5 million as of December 31, 2020, $134 thousand as of December 31, 2019, $15 thousand as of December 31, 2018, $28 thousand as of December 31, 2017 and $55 thousand as of December 31, 2016. Total loans also excludes $358.0 million of PPP loans held for investment.
(2)We calculate tangible book value per common share as total stockholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization, divided by the number of common shares outstanding at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is book value per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
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
(6)We calculate tangible common equity as total stockholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization. We calculate tangible common equity to tangible assets as tangible common equity divided by tangible assets. Tangible common equity to tangible assets is a non-GAAP financial measure and the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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
Overview
We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.
Our business is conducted through one reportable segment, community banking, which generates the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of government guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries and employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and interest expense of our interest-bearing liabilities through net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
Changes in the market interest rates and interest rates we earn on interest-earning assets and pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, and interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and, specifically, in the Dallas-Fort Worth metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target market and throughout the state of Texas.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that the policy of the Federal Reserve will maintain a low interest rate environment for the foreseeable future. Possible additional waves of COVID-19 and the uncertainty of the timing of a widely-available vaccine may adversely affect the re-opening process.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities during the COVID-19 pandemic, including increasing our liquidity and reserves supported by a strong capital position. Our commercial and consumer customers are experiencing varying degrees of financial distress due to the pandemic and related governmental actions taken in response to the pandemic. In order to protect the health of our customers and employees, and to comply with applicable governmental directives, we have implemented our operational response and preparedness plan, which includes, among other things, dispersion of critical operation processes, increased monitoring focused on higher risk operations, enhanced remote access security and further restricted internet access, enhanced security around wire transfer execution and flexible scheduling provided to employees who are unable to work from home.

On March 27, 2020, the CARES Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the SBA PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Congress appropriated an additional $310 billion for PPP commitments on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. The Consolidated Appropriations Act, 2021, provided additional funding for the PPP of approximately $284.0 billion and allows eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. Additionally, in the Consolidated Appropriations Act, 2021, Congress appropriated $25.0 billion for existing PPP borrowers to obtain a second round of PPP funding. The SBA began accepting applications for these "second draw" PPP loans on January 13, 2021.Beginning in early April 2020, we began processing loan applications under the PPP, and in January 2021 we began processing applications under this latest round of the SBA’s PPP. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. If a loan is fully forgiven, SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and forward to the SBA. The SBA began approving forgiveness applications on October 2, 2020. As of December 31, 2020, we had funded approvals for approximately 2,114 clients totaling approximately $358.0 million in PPP loans carried at fair value.

In response to the COVID-19 pandemic, we have also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. For the year ended December 31, 2020, the Company had 754 modifications of loans with aggregate principal balances $1.1 billion that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of February 18, 2021, we had $26.1 million in loans with remaining deferments.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. Additionally, the economic pressures, coupled with our implementation in January 2020 of the current expected credit loss (“CECL”) methodology for determining our provision for credit losses, have contributed to an increased provision for credit losses for the year ended December 31, 2020 compared to the same period in 2019. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during 2021 is highly uncertain.

Financial position and results of operations

The COVID-19 pandemic had a material impact on our allowance for credit losses during 2020. Given that forecasted economic scenarios have deteriorated significantly since the pandemic was declared in early March of 2020, our need for additional reserve for credit loss increased significantly. Refer to our further discussion of the allowance for credit losses below as well as in Note 1, “Summary of Significant Accounting Policies,” and Note 6, “Loans and Allowance for Credit Losses,” in the accompanying notes to the consolidated financial statements. Should economic conditions worsen, we could experience further increases in our allowance for credit losses and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans, although the execution of our loan deferment program might temporarily improve this ratio. It is possible that our asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are further prolonged.

Our fee income could be reduced due to the COVID-19 pandemic. In keeping with guidance from regulators, we are working with customers affected by the COVID-19 pandemic to waive fees from a variety of sources, including, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected economic crisis related to the COVID-19 pandemic. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Our interest income could also be reduced due to the COVID-19 pandemic. In keeping with guidance from regulators, we are actively working with borrowers affected by the COVID-19 pandemic to defer their payments, interest, and fees. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge, our interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of December 31, 2020, all of our and the Bank's capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity, including the Paycheck Protection Program Liquidity Facility (“PPPLF”) which is a lending facility offered by the Federal Reserve to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of December 31, 2020, we have not utilized the PPPLF. Wholesale funding markets have remained open to us with stable and low rates for short term funding. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an economic recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect the COVID-19 pandemic to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with generally accepted accounting principles in the United States (“GAAP”).

Credit

The following loan portfolios represent our material at-risk portfolios identified by management impacted by the COVID-19 pandemic as of December 31, 2020:

Hospitality Exposure

The Company’s exposure to hospitality at December 31, 2020 was $369.6 million, or 6.3% of total loans held for investment, excluding MW and PPP loans. The weighted average loan to value for this portfolio was 60.0% at origination date.

Retail Commercial Real Estate (“CRE”) Exposure

The Company’s exposure to retail CRE at December 31, 2020 was $533.9 million, or 9.1% of total loans held for investment, excluding MW and PPP loans. The weighted average loan to value for this portfolio was 58.0% at origination date.

Restaurant Exposure

The Company’s exposure to restaurants at December 31, 2020 was $122.8 million, or 2.1% of total loans held for investment, excluding MW and PPP loans. 61% of the Company’s restaurant borrowers are quick service restaurants and 39% are full service restaurants. A total of 80% of the portfolio is secured by real estate assets with an average loan to value of 60.0% at origination date.

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

•Increase in our allowance for credit losses on unfunded commitments of $840 thousand as of January 1, 2020. The allowance for credit losses on unfunded commitments is recorded in accounts payable and other liabilities in the condensed consolidated balance sheets.

Anticipated 2021 Trends

This discussion of trends expected to impact our business in 2021 is based on information presently available and reflects certain assumptions, including the current economic and interest rate environment. Differences in actual economic conditions compared with our assumptions could have an adverse impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2021:

•Continued return of capital through quarterly dividends and share repurchases.
•Continued emphasis on credit quality and relationship banking.
•Continued focus on net interest margin and the impact of interest rates on loans and deposit repricing
•Continued leverage of our strong capital through accretive organic growth and possible strategic acquisition opportunities.
•Expected improvement in economic forecasts, specifically Texas unemployment and year over year Texas GDP growth, which are significant inputs into our CECL model driving the allowance for credit loss.
•Potential branch restructures, consolidations or closures to continue with our branch-light business model.
Results of Operations for the Fiscal Years Ended December 31, 2020 and December 31, 2019
General
Net income available to common stockholders for the year ended December 31, 2020 was $73.9 million, a decrease of $16.9 million, or 18.6%, from net income available to common stockholders of $90.7 million for the year ended December 31, 2019.
Basic earnings per share (“EPS”) for the year ended December 31, 2020 was $1.48, a decrease of $0.23 from $1.71 for the year ended December 31, 2019. Diluted earnings per share for the year ended December 31, 2020 was $1.48, a decrease of $0.20 from $1.68 for the year ended December 31, 2019.
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
For the year ended December 31, 2020, net interest income totaled $265.8 million compared to net interest income of $285.1 million for the year ended December 31, 2019, a decrease of $19.3 million, or 6.8%. This decrease was due to a $56.9 million, or 15.0%, decrease in interest income offset by a $37.6 million decrease in interest expense. Interest income was $321.9 million, compared to $378.8 million for the years ended December 31, 2020 and 2019, respectively. The primary drivers of decreased interest income was a $54.2 million decrease in interest income on loans held for investment, including MW and PPP. Interest earned on average loans outstanding for the year ended December 31, 2020 decreased $54.2 million, or 15.9%. The decline in interest earned on average loans was the result of a decrease in yields earned on loan balances. Average loan balances, excluding PPP loans, grew from $5.9 billion for the year ended December 31, 2019 to $6.1 billion for the year ended December 31, 2020, an increase of $204.5 million, or 3.5%. In the Consolidated Appropriations Act, 2021, Congress appropriated $25.0 billion for existing PPP borrowers to obtain a second round of PPP funding. The SBA began accepting applications for these "second draw" PPP loans on January 13, 2021.

Interest expense for the year ended December 31, 2020 was $56.1 million, compared to $93.7 million for the year ended December 31, 2019, a decrease of $37.6 million, or 40.2%. The year-over-year decrease was due to decreases in the averages rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.
Net interest margin and net interest spread were 3.39% and 3.08%, respectively, for the year ended December 31, 2020 compared to 3.97% and 3.48%, respectively, for the year ended December 31, 2019. The decrease in net interest margin by 58 basis points and decrease in net interest spread by 40 basis points were due to a decrease in the average yield earned on interest-bearing assets by 117 basis points, offset by a decrease in the average yield paid on interest-bearing liabilities by 77 basis points. The average interest earned on interest-bearing assets decreased to 4.10% during the year ended December 31, 2020 from 5.27% for the year ended December 31, 2019 primarily due to a decrease in yields earned on loan balances. The average interest paid on interest-bearing liabilities decreased to 1.02% during the year ended December 31, 2020 from 1.79% for the year ended December 31, 2019.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2020 and 2019, interest income not recognized on nonaccrual loans, excluding purchased credit deteriorated (“PCD”) loans, was $3.4 million and $1.7 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,770,228	$273,999	4.75%	$5,722,039	$334,025	5.84%
Loans held for investment, MW	318,657	9,672	3.04	162,325	6,788	4.18
PPP Loans	290,851	2,912	1.00	—	—	—
Debt securities	1,083,633	30,726	2.84	977,621	29,484	3.02
Interest-earning deposits in other banks	276,970	1,221	0.44	259,866	5,540	2.13
Equity securities and other investments	100,556	3,320	3.30	60,308	2,949	4.89
Total interest-earning assets	7,840,895	321,850	4.10	7,182,159	378,786	5.27
Allowance for credit losses	(98,527)			(23,533)
Noninterest-earning assets	782,907			799,257
Total assets	$8,525,275			$7,957,883
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$2,726,462	13,233	0.49	$2,648,113	40,355	1.52
Certificates and other time deposits	1,550,995	23,678	1.53	1,997,090	38,675	1.94
Advances from FHLB	1,024,142	10,609	1.04	502,681	9,984	1.99
Subordinated debentures and subordinated notes	172,594	8,532	4.94	86,110	4,675	5.43
Total interest-bearing liabilities	5,474,193	56,052	1.02	5,233,994	93,689	1.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,825,806			1,480,207
Other liabilities	60,303			44,809
Total noninterest-bearing liabilities	7,360,302			6,759,010
Stockholders’ equity	1,164,973			1,198,873
Total liabilities and stockholders’ equity	$8,525,275			$7,957,883
Net interest spread(2)			3.08%			3.48%
Net interest income		$265,798			$285,097
Net interest margin(3)			3.39%			3.97%

(1) Includes average outstanding balances of loans held for sale of $15,315 and $8,762 for the twelve months ended December 31, 2020 and 2019, respectively.
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

	For the Year Ended December 31, 2020
	Compared to 2019
	Increase (Decrease) Due To Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,289	$(62,315)	$(60,026)
Loans held for investment, MW	4,752	(1,868)	2,884
PPP loans	2,912	—	2,912
Debt securities	3,011	(1,769)	1,242
Interest-earning deposits in other banks	75	(4,394)	(4,319)
Equity securities and other investments	1,328	(957)	371
Total increase (decrease) in interest income	$14,367	$(71,303)	$(56,936)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$384	$(27,506)	$(27,122)
Certificates and other time deposits	(6,825)	(8,172)	(14,997)
Advances from FHLB	5,423	(4,798)	625
Subordinated debentures and subordinated notes	4,272	(415)	3,857
Total increase (decrease) in interest expense	3,254	(40,891)	(37,637)
Increase (decrease) in net interest income	$11,113	$(30,412)	$(19,299)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the allowance for credit losses see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit losses was $56.6 million for the year ended December 31, 2020, compared to $21.5 million for the same period in 2019, an increase of $35.1 million, or 163.3%. The increase in provision expense was primarily attributable to changes in the Texas economic forecasts used in the CECL model during the year ended December 31, 2020 to reflect the expected impact of the COVID-19 pandemic. For the year ended December 31, 2020, we also recorded a $9.0 million provision for credit losses on unfunded commitments, which was attributable to an increase in unfunded balances and the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of loans held for investments, excluding MW and PPP loans, was 1.80% and 0.52% at December 31, 2020 and 2019, respectively.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gain (loss) on the sale of investment securities, gains on the sale of mortgage loans, government guaranteed loan income, net and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended
	December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$13,703	$14,334	$(631)
Loan fees	4,556	7,782	(3,226)
Gain (loss) on sales of securities	2,615	(1,852)	4,467
Gain on sales of mortgage loans	1,239	475	764
Government guaranteed loan income, net	14,150	4,709	9,441
Rental income	2,179	2,172	7
Other	8,902	2,460	6,442
Total noninterest income	$47,344	$30,080	$17,264
Noninterest income for the year ended December 31, 2020 increased $17.2 million, or 57.4%, to $47.3 million compared to noninterest income of $30.1 million for the same period in 2019. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $13.7 million for the year ended December 31, 2020, a decrease of $631.0 thousand, or 4.4%, over the same period in 2019. This decrease was primarily due a decrease in certain specialty finance lending relationships with corresponding deposit accounts, resulting in lower service charges for the year ended December 31, 2020 compared to 2019.
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $4.6 million for the year ended December 31, 2020 compared to $7.8 million for the same period in 2019. The decrease of $3.2 million was primarily attributable to a decrease in late charges and prepayment fees as a result of the Company's deferment program in response to the COVID-19 pandemic.
Gain (loss) on sales of securities. During the year ended December 31, 2020, we incurred a gain on sales of securities of $2.6 million during the year ended December 31, 2020 as compared to a $1.9 million loss on sales of securities during the same period in 2019. The increase in net gain from sales of securities was primarily due to a decrease in market interest rates on debt securities during the year ended December 31, 2020.
Gain on sales of mortgage loans. We realized gains on loans sold of $1.2 million during the year ended December 31, 2020 compared to $475.0 thousand for the year ended December 31, 2019. The increase was primarily due to an increase in the volume of mortgage loans sold in 2020 compared 2019.
Government guaranteed loan income, net. Government guaranteed loan income, net includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The increase in government guaranteed loan income, net of $9.4 million was primarily due to the increase in PPP loans originated and the impact of the fair value option election on these loans during the year ended December 31, 2020. The Company earned fee income of 5%, or $7.0 million, on PPP loans with balances under $350 thousand, 3%, or $4.4 million, on PPP loans with balances between $350 thousand and $2 million and 1%, or $1.1 million, on PPP loans with balances greater than $2 million. This income was recognized upon origination as the Company elected the fair value option for PPP loan income. The increase in government guaranteed loan income, net was partially offset by a $2.3 million fair value remeasurement adjustment for government guaranteed and PPP loans elected to be accounted for under the fair value option and a decrease on gains on sale of non-PPP SBA loans of $1.0 million.

Other. Other noninterest income was $8.9 million for the year ended December 31, 2020, an increase of $6.4 million, or 261.9%, compared to the same period in 2019. The increase was primarily due to increases in derivative income of $2.1 million, gain on sale of bank premises, furniture and equipment of $358 thousand, service fee income of $204 thousand and changes in the market value of equity method investments of $157 thousand.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,		Increase
	2020	2019	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$79,453	$72,791	$6,662
Non-staff expenses:
Occupancy and equipment	16,363	16,385	(22)
Professional and regulatory fees	11,729	11,597	132
Data processing and software expense	9,213	8,365	848
Marketing	3,651	3,259	392
Amortization of intangibles	10,790	10,887	(97)
Telephone and communications	1,312	1,847	(535)
Merger and acquisition expense	—	38,960	(38,960)
COVID Expenses	1,377	—	1,377
Debt extinguishment costs	11,307	—	11,307
Other	14,192	13,712	480
Total noninterest expense	$159,387	$177,803	$(18,416)
Noninterest expense for the year ended December 31, 2020 decreased $18.4 million, or 10.4%, to $159.4 million compared to noninterest expense of $177.8 million for the same period in 2019. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $79.5 million for the year ended December 31, 2020, an increase of $6.7 million, or 9.2%, compared to the same period in 2019. The increase was primarily attributable to increases in compensation costs of $2.4 million, stock based compensation of $2.3 million, payroll taxes of $832 thousand, severance of $771 thousand and 401(k) contribution match of $314 thousand for the year ended December 31, 2020.
Merger and acquisition expense. Merger and acquisition expense includes legal, professional, audit, regulatory and other expenses incurred in connections with a merger or acquisition. No merger and acquisition expenses were incurred for the year ended December 31, 2020, as our acquisition of Green was completed in 2019. These expenses incurred in 2019 were primarily driven by a $17.1 million increase in stock-based compensation due to the accelerated vesting of outstanding restricted stock units and stock options related to the Green acquisition, a $9.0 million increase in severance and change-in-control payments, a $3.1 million increase in professional services expenses and a $1.6 million increase in data processing expense as a result of our system conversions in connection with our acquisition of Green.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic such as PPP incentive compensation of $500 thousand, CRA donations of $471 thousand, employee salaries of $273 thousand for employees impacted by the COVID-19 pandemic and increased cleaning expenses of $30 thousand.

Debt extinguishment costs. This category includes pre-payment fees as a result of structured FHLB advances paid off early in the amount of $11.3 million during the year ended December 31, 2020 with no corresponding pre-payments of FHLB advances made during the year ended December 31, 2019.

Income tax expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2020 and 2019, the Company did not believe a valuation allowance was necessary.
For the year ended December 31, 2020, income tax expense totaled $14.2 million, a decrease of $10.9 million, or 43.5%, compared to $25.1 million for the same period in 2019. The effective tax rate for the year ended December 31, 2020 was 16.1%, a decrease as compared to the effective tax rate of 21.7% for the same period in 2019. The decrease in the effective tax rate was primarily driven by (i) a net tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a net operating loss ("NOL") incurred by Green Bancorp, Inc. on January 1, 2019, (ii) a net tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the year ended December 31, 2020 compared to a $205 thousand excess tax expense realized on share-based payment award during the year ended December 31, 2019 and (iii) a $1.2 million tax benefit as a result of a deferred tax liability true-up during the year ended December 31, 2020 with no corresponding true-up in 2019.
Results of Operations for the Fiscal Years Ended December 31, 2019 and December 31, 2018
Discussion of the results of operations for the fiscal years ended December 31, 2019 and 2018 are included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 28, 2020.

Financial Condition
Our total assets were $8.8 billion and $8.0 billion as of December 31, 2020 and 2019, respectively. Assets increased $865.9 million, or 10.9%, from December 31, 2019 to December 31, 2020.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by the COVID-19 pandemic. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas-Fort Worth metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate ("CRE") properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our interest-earning asset base.
As of December 31, 2020, total loans held for investment were $6.8 billion, an increase of $864.9 million, or 14.6%, compared to $5.9 billion as of December 31, 2019. This increase was the result of the continued execution and success of our loan growth strategy as well as our PPP loan portfolio, with which we serve our small businesses impacted by the COVID-19 pandemic. In addition to these amounts, loans classified as held for sale were $21.4 million and $14.1 million as of December 31, 2020 and 2019, respectively.
Total loans held for investment, excluding MW and PPP loans, as a percentage of deposits were 89.8% and 97.3% as of December 31, 2020 and December 31, 2019, respectively. Total loans held for investment, excluding MW and PPP loans, as a percentage of total assets were 66.3% and 72.1% as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$1,559,546	24.3%	$1,712,838	28.9%	$684,551	30.7%	$291,416	29.4%	$246,124	30.0%
MW	577,594	9.0	183,628	3.1	—	—	—	—	—	—
Real estate:
Owner Occupied CRE (“OOCRE”)	717,472	11.2	706,782	11.9	—	—	—	—	—	—
Non-owner Occupied CRE (“NOOCRE”)	1,904,132	29.6	1,784,201	30.1	909,292	40.7	370,696	37.4	284,622	34.7
Construction and land	693,030	10.8	629,374	10.6	277,825	12.4	162,614	16.4	126,422	15.4
Farmland	13,844	0.2	16,939	0.3	9,385	0.4	8,262	0.8	11,696	1.4
1 - 4 family residential	524,344	8.2	549,811	9.3	251,665	11.3	140,137	14.1	137,704	16.8
Multi-family residential	424,962	6.6	320,041	5.4	91,152	4.1	14,683	1.5	8,695	1.1
Consumer	13,000	0.1	17,457	0.3	9,648	0.4	4,089	0.4	5,304	0.6
Total loans held for investment, carried at amortized cost	$6,427,924	100%	$5,921,071	100%	$2,233,518	100%	$991,897	100%	$820,567	100%

Held for investment PPP loans, carried at fair value	$358,042		$—		$—		$—		$—

Total loans held for sale	$21,414		$14,080		$1,258		$841		$5,208
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
Commercial loans decreased $153.3 million, or 8.9%, to $1.6 billion as of December 31, 2020 from $1.7 billion as of December 31, 2019. The decrease was primarily due to normal fluctuations in the commercial loan portfolio and to elevated early payoffs during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Mortgage warehouse. Our MW loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment.
We acquired the MW line of business as part of the acquisition of Green in 2019 and as of December 31, 2020 we had $577.6 million of MW loans, accounting for approximately 9.0% of our total funded loans. The growth is due to bringing on more mortgage originators and a decrease in mortgage rates, which has resulted in more originations and refinancings of MW loans.
Commercial Real Estate.  Our CRE loans include owner occupied and non-owner occupied properties, and are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.
OOCRE loans increased $10.7 million, or 1.5%, to $717.5 million as of December 31, 2020 from $706.8 million as of December 31, 2019. NOOCRE loans increased $119.9 million, or 6.7%, to $1.9 billion as of December 31, 2020 from $1.8 billion as of December 31, 2019. The increases are due to continued demand within our primary market areas.

Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout Texas and are generally diverse in terms of type.
Construction and land loans increased $63.7 million, or 10.1%, to $693.0 million as of December 31, 2020 from $629.4 million as of December 31, 2019. This increase was due to the robust business environment in the Dallas-Fort Worth metroplex and the Houston metropolitan area, even amidst the COVID-19 pandemic disruption.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans decreased $25.5 million, or 4.6%, to $524.3 million as of December 31, 2020 from $549.8 million as of December 31, 2019. This decrease is a result of normal fluctuations in the 1-4 family residential loan portfolio.
PPP loans. PPP loans increased $358.0 million, or 100.0%, as of December 31, 2020. These PPP loans were originated through the SBA as a result of the CARES Act, are 100% forgivable if certain criteria are met by the borrowers, and are 100% guaranteed by the SBA. As of December 31, 2020, we have no reason to believe that any of the Company’s PPP loans would not qualify for loan forgiveness or the SBA guarantee.
Other loan categories.  Other categories of loans in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, consumer loans and purchased receivables financing. None of these categories of loans represents a significant portion of our total loan portfolio.
The contractual maturity ranges of loans in our loan portfolio, excluding MW and PPP loans, and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2020
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$692,690	$730,683	$136,173	$1,559,546
Real estate:
Construction and land	228,649	383,369	81,012	693,030
Farmland	726	12,357	761	13,844
1 - 4 family residential	14,242	94,933	415,169	524,344
Multi-family residential	40,448	319,322	65,192	424,962
OOCRE	72,243	333,235	311,994	717,472
NOOCRE	442,184	1,181,896	280,052	1,904,132
Consumer	2,874	6,395	3,731	13,000
Total loans held for investment, excluding MW and PPP	1,494,056	3,062,190	1,294,084	5,850,330
Loans held for investments, MW	—	—	—	577,594
PPP loans, carried at fair value	137	357,905	—	358,042
Total loans held for investment	$1,494,193	$3,420,095	$1,294,084	$6,785,966
Amounts with fixed rates, excluding MW and PPP	$249,351	$1,644,237	$393,070	$2,286,658
Amounts with floating rates, excluding MW and PPP	$1,244,705	$1,417,953	$901,014	$3,563,672

	As of December 31, 2019
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$685,784	$599,704	$427,350	$1,712,838
Real estate:
Construction and land	172,569	219,877	236,928	629,374
Farmland	1,680	12,662	2,597	16,939
1 - 4 family residential	27,843	89,884	432,084	549,811
Multi-family residential	11,484	214,075	94,482	320,041
Commercial real estate	369,142	1,203,646	918,195	2,490,983
Consumer	6,681	4,785	5,991	17,457
Total loans	$1,275,183	$2,344,633	$2,117,627	$5,737,443
Loans held for investment, MW	$—	$—	$—	$183,628
Amounts with fixed rates	$193,225	$462,277	$1,124,254	$1,779,756
Amounts with floating rates	$1,081,958	$1,882,356	$993,373	$3,957,687
Nonperforming Assets
The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans(1)	$81,096	$29,779	$24,745	$465	$941
Accruing loans 90 or more days past due	4,204	3,660	—	18	835
Total nonperforming loans	85,300	33,439	24,745	483	1,776
Other real estate owned:
Commercial and industrial	—	4,242	—	—	—
Commercial real estate, construction, land and land development	2,337	1,087	—	449	493
Residential real estate	—	666	—	—	169
Total other real estate owned	2,337	5,995	—	449	662
Total nonperforming assets	$87,637	$39,434	$24,745	$932	$2,438
Troubled debt restructured loans—nonaccrual	$23,225	$686	$227	$15	$170
Troubled debt restructured loans—accruing	$5,932	$1,457	$944	$603	$652
Ratio of nonperforming loans to total loans	1.46%	0.56%	0.97%	0.02%	0.18%
Ratio of nonperforming assets to total assets	0.99%	0.50%	0.77%	0.03%	0.17%
(1) At December 31, 2020, nonaccrual loans included PCD loans of $1,508 not accounted for on a pooled basis. At December 31, 2018, nonaccrual loans included performing and non-pooled purchased credit impaired ("PCI") loans of $16,902 for which discount accretion have been suspended because the extent and timing of cash flows from these PCI loans could no longer be reasonably estimated. There were no PCI loans classified as nonaccrual at December 31, 2019, 2017, or 2016.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
We believe our conservative lending approach and focused management of nonperforming assets, which consist of nonaccrual loans, accruing loans 90 or more days past due excluding pooled PCD loans and other real estate owned, has resulted in sound asset quality and timely resolution of problem assets. We had $87.6 million in nonperforming assets as of December 31, 2020 compared to $39.4 million in nonperforming assets as of December 31, 2019. We had $85.3 million in nonperforming loans as of December 31, 2020 compared to $33.4 million as of December 31, 2019. The increase of $48.2 million in nonperforming assets compared to December 31, 2019 was primarily due to the a $51.3 million increase in nonaccrual loans offset by $199 thousand decrease in other real estate owned. One NOOCRE loan relationship in amount of $16.1 million along with an overall $23.6 million increase in commercial loans account for the majority of new nonaccrual loans.
The following table presents nonaccrual loans by category at the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Real estate:
Construction and land	$—	$567	$2,399	$—	$—
Farmland	—	—	—	—	—
1 - 4 family residential	3,308	1,581	—	—	—
Multi-family residential	—	—	—	—	—
OOCRE	6,266	3,029	—	—	—
NOOCRE	40,830	18,876	2,575	61	—
Commercial	29,318	5,672	19,769	398	930
Consumer	1,374	54	2	6	11
Total	$81,096	$29,779	$24,745	$465	$941
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

Credits rated doubtful are those in which full collection of principal appears highly questionable, and in which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on nonaccrual.
Credits classified as PCD, previously called PCI loans prior to the adoption of ASU 2016-13, are those that, at acquisition date prior to adoption of ASU 2016-13, had credit deterioration and it was probable that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.
The following table summarizes our internal loan ratings, including PCD loans, as of the dates indicated.

	As of December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$687,169	$2,666	$510	$—	$2,685	$693,030
Farmland	13,844	—	—	—	—	13,844
1 - 4 family residential	511,191	2,678	1,734	—	8,741	524,344
Multi-family residential	412,282	12,680	—	—	—	424,962
OOCRE	595,598	44,560	39,323	—	37,991	717,472
NOOCRE	1,650,917	153,090	56,949	—	43,176	1,904,132
Commercial	1,406,766	56,060	77,260	—	19,460	1,559,546
MW	577,594	—	—	—	—	577,594
Consumer	11,357	252	1,189	—	202	13,000
Total	$5,866,718	$271,986	$176,965	$—	$112,255	$6,427,924

	As of December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial Real Estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
MW	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071
Allowance for credit losses on loans held for investment
We maintain an ACL that represents management’s best estimate of the credit losses and risks inherent in the loan portfolio. In determining the ACL, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the ACL is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. For additional discussion of our methodology, please refer to “—Critical Accounting Policies—Loans and Allowance for Credit Losses.”

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
As of December 31, 2020, the ACL totaled $105.1 million, or 1.80%, of total loans, excluding MW and PPP loans. As of December 31, 2019, the ACL totaled $29.8 million, or 0.52%, of total loans, excluding MW loans. The increase in the percentage of ACL to total loans compared to December 31, 2019 was attributable to the adoption of ASU 2016-13 which on January 1, 2020, adoption date, the Company recorded an increase of $39.1 million to the ACL. Additionally, the increase in the required ACL was due to significant deterioration in projected Texas economic forecasts during 2020 to calculate expected losses. This deterioration was brought on by the projected economic impact of the COVID-19 pandemic on the Company’s loss drivers over the reasonable and supportable forecast period and resulted in the need for additional ACL.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Average loans outstanding(1)	$6,379,736	$5,884,364	$2,382,946	$1,441,295	$919,387
Amortized costs of loans outstanding at end of period excluding MW and PPP loans(1)	5,847,862	5,737,577	2,555,524	2,233,546	991,952
Amortized cost of loans outstanding at end of period(1)	6,425,456	5,921,071	2,555,509	2,233,518	991,897

Allowance for credit losses at beginning of period	29,834	19,255	12,808	8,524	6,772
Impact of adopting ASC 326	39,137	—	—	—	—
Provision for credit losses	56,640	21,514	6,603	5,114	2,050
Charge-offs:
Real estate:
Construction, land and farmland	—	—	—	—	—
Residential	(18)	(157)	—	(11)	—
OOCRE	(2,421)	—	—	—	—
NOOCRE	(2,865)	—	—	—	—
Commercial	(15,507)	(10,898)	(175)	(828)	(314)
Consumer	(162)	(265)	(22)	—	(19)
Total charge-offs	(20,973)	(11,320)	(197)	(839)	(333)
Recoveries:
Real estate:
Residential	57	—	—	—	—
NOOCRE	—	67	—	—	—
Commercial	102	226	41	9	32
Consumer	287	92	—	—	3
Total recoveries	446	385	41	9	35
Net charge-offs	(20,527)	(10,935)	(156)	(830)	(298)
Allowance for credit losses at end of period	$105,084	$29,834	$19,255	$12,808	$8,524
Ratio of allowance to end of period loans excluding MW and PPP loans	1.80%	0.52%	0.75%	0.57%	0.86%
Ratio of net charge-offs to average loans	0.36%	0.19%	0.01%	0.06%	0.03%

(1)Excluding loans held for sale.
Although we believe that we have established our allowance for credit losses in accordance with accounting principles generally accepted in the United States (“GAAP”) and that the allowance for credit losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

The following table shows the allocation of the allowance for credit losses among our loan categories and certain other information as of the dates indicated. The allocation of the allowance for credit losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$7,768	7.4%	$3,822	12.8%	$2,186	11.4%	$1,269	9.9%	$1,346	15.8%
Farmland	56	0.1	61	0.2	58	0.3	46	0.4	69	0.8
1 - 4 family residential	8,148	7.8	1,378	4.6	1,613	8.4	1,192	9.3	999	11.7
Multi-family residential	6,231	5.9	1,965	6.6	362	1.9	281	2.2	117	1.4
Commercial Real Estate	44,956	42.8	10,117	33.9	6,463	33.6	4,410	34.4	3,003	35.2
Total real estate	67,159	64.0	17,343	58.1	10,682	55.5	7,198	56.2	5,534	64.9
Commercial	37,554	35.7	12,369	41.5	8,554	44.4	5,588	43.6	2,955	34.7
Consumer	371	0.3	122	0.4	19	0.1	22	0.2	35	0.4
Total allowance for credit losses	$105,084	100%	$29,834	100%	$19,255	100%	$12,808	100%	$8,524	100%

Equity Securities
As of December 31, 2020, we held equity securities with a readily determinable fair value of $11.4 million compared to $11.1 million. as of December 31, 2019. These equity securities represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million at December 31, 2020 and 2019, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
FHLB Stock and FRB Stock
As of December 31, 2020, we held FHLB stock and FRB stock of $71.2 million compared to $68.3 million as of December 31, 2019. The Bank is a member of its regional Federal Reserve Bank and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities

We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2020, the carrying amount of debt securities totaled $1.1 billion, an increase of $57.9 million, or 5.8%, compared to $997.3 million as of December 31, 2019. The increase in our debt securities in 2020 were primarily due to purchases of debt securities of $1.2 billion and net unrealized gains $32.8 million, offset by maturities, calls and paydowns of $1.0 billion, and sales of $113.8 million. Debt securities represented 12.0% and 12.1% of total assets as of December 31, 2020 and 2019, respectively.

Our investment portfolio consists of debt securities classified as available for sale and held to maturity. As a result, the carrying values of our available for sale debt securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. Our held to maturity debt securities are recorded at their amortized cost. The following table summarizes the amortized cost and estimated fair value of our available for sale debt securities, excluding held-to-maturity debt securities, as of the dates shown:

	As of December 31, 2020
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit
	Cost	Gains	Losses	Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$173,050	$6,417	$1,297	$—	$178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Asset-backed securities	52,335	2,934	—	—	55,269
Total	$969,318	$56,422	$1,411	$—	$1,024,329

	As of December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Corporate bonds	$76,997	$1,974	$—	$78,971
Municipal securities	74,956	3,724	—	78,680
Mortgage-backed securities	288,938	9,512	260	298,190
Collateralized mortgage obligations	431,276	6,465	1,503	436,238
Asset-backed securities	69,964	2,322	—	72,286
Total	$942,131	$23,997	$1,763	$964,365

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2020, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2020, management believes that available for sale debt securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no allowance for credit losses for its held to maturity debt securities as of December 31, 2020.
The following table sets forth the fair value and amortized cost for available for sale debt securities and held to maturity debt securities, respectively, maturities and approximated weighted average yield based on estimated annual income divided by the average fair value of available for sale debt securities and amortized cost of held to maturity debt securities as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2020
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,139	3.64%	$156,992	4.76%	$16,039	6.13%	$178,170	4.85%
Municipal securities	—	—	—	—	4,853	2.38	143,072	2.82	147,925	2.81
Mortgage-backed securities	—	—	13,931	2.91	61,237	2.98	188,140	2.85	263,308	2.88
Collateralized mortgage obligations	—	—	59,044	2.83	206,159	2.35	145,326	2.64	410,529	2.52
Asset-backed securities	—	—	—	—	25,741	2.84	29,528	2.48	55,269	2.65
Total	$—	—%	$78,114	2.90%	$454,982	3.29%	$522,105	2.87%	$1,055,201	3.05%

	As of December 31, 2019
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	—	—	5,099	3.64	73,872	4.93	—	—	78,971	4.85
Municipal securities	—	—	—	—	3,735	2.59	97,480	2.97	101,215	2.96
Mortgage-backed securities	—	—	—	—	70,738	2.99	236,073	2.92	306,811	2.94
Collateralized mortgage obligations	—	—	57,075	2.83	162,724	2.53	218,247	2.91	438,046	2.76
Asset-backed securities	—	—	—	—	22,486	3.11	49,800	3.25	72,286	3.21
Total	$—	—%	$62,174	2.90%	$333,555	3.20%	$601,600	2.95%	$997,329	3.03%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 5.83 years with an estimated effective duration of 4.1 years as of December 31, 2020.  The average yield of the securities portfolio was 2.84% during 2020 compared to 3.02% during 2019.
As of December 31, 2020 and December 31, 2019, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Intangible Assets and Goodwill
Intangible assets and goodwill as of December 31, 2020 were $61.7 million and $370.8 million, respectively, a decrease of intangible assets of $10.5 million compared to December 31, 2019. The decrease in intangible assets was primarily due to amortization of $9.8 million on core deposit intangibles.

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Intangible assets	$61,733	$72,263
Goodwill	370,840	370,840

Deposits
We offer a variety of deposit products having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2020 were $6.5 billion, an increase of $618.5 million, or 10.5%, compared to $5.9 billion as of December 31, 2019, due primarily to increases of $218.5 million and $540.6 million in money market accounts and noninterest-bearing deposit accounts, offset by a decrease of $225.6 million in certificates of deposit, respectively. Our deposit growth was primarily related to our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Average deposits for the year ended December 31, 2020 were $6.1 billion, a decrease of $22.1 million, or 0.4% over average deposits of $6.1 billion for the year ended December 31, 2019. The average rate paid on total interest-bearing deposits decreased from 1.70% for the year ended December 31, 2019 to 0.86% for the year ended December 31, 2020. The decrease in the average rate paid on interest-bearing deposits was due to the overall market condition, and a decrease in the prime rate during 2020.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$394,713	0.19%	$378,884	0.47%
Savings accounts	96,142	0.15	97,710	0.34
Money market accounts	2,235,607	0.55	2,171,519	1.76
Certificates and other time deposits > $100,000	702,642	1.22	1,089,368	1.37
Certificates and other time deposits < $100,000	848,353	1.78	907,722	2.62
Total interest-bearing deposits	4,277,457	0.86	4,645,203	1.70
Noninterest-bearing demand accounts	1,825,806		1,480,207
Total deposits	$6,103,263	0.60%	$6,125,410	1.29%
Our ratio of average noninterest-bearing deposits to average total deposits was 29.9% and 24.2% for the years ended December 31, 2020 and December 31, 2019, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.60% in 2020 and 1.29% in 2019. Average rates on interest-bearing deposits were 0.86% in 2020 and 1.70% in 2019.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

FHLB Advance
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2020, 2019 and 2018, total borrowing capacity of $766.4 million, $752.7 million and $1.0 billion, respectively, was available under this arrangement and $777.7 million, $677.9 million and $28.0 million, respectively, was outstanding, with an average interest rate of 1.04% as of December 31, 2020, 1.99% as of December 31, 2019 and 1.95% as of December 31, 2018. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our current FHLB advances based on year of maturity as of December 31, 2020.

Maturity Year	FHLB Advances
(Dollars in thousands)
2022	$27,718
2029	50,000
2034	250,000
2035	450,000
Total	$777,718
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2020
Amount outstanding at period end	$777,718
Weighted average interest rate at period end	0.94%
Maximum month-end balance during the period	$1,377,767
Average balance outstanding during the period	1,024,142
Weighted average interest rate during the period	1.04%
December 31, 2019
Amount outstanding at period end	$677,870
Weighted average interest rate at period end	1.48%
Maximum month-end balance during the period	$752,827
Average balance outstanding during the period	502,681
Weighted average interest rate during the period	1.99%
FRB.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2020 and 2019, $871.5 million and $1.0 billion, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of December 31, 2020, approximately $94.2 million in commercial loans were pledged as collateral. As of December 31, 2020 and 2019, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes.
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 "Borrowed Funds" for further discussion on the details of our junior subordinated debentures and subordinated notes.

	As of December 31, 2020
	Balance	Rate
Junior subordinated debentures
Parkway Trust Securities	3,093	2.07%
SovDallas Trust Securities	8,609	4.23%
Patriot I Capital Trust I	5,155	2.09%
Patriot II Capital Trust II	17,011	2.02%
Total	33,868
Subordinated notes
8.50% Fixed-to-Floating Rate Subordinated Notes	35,000	8.50%
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%
Total	235,000

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2020, 2019 and 2018, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $175.0 million as of December 31, 2020, three lines of credit with commercial banks with an availability to borrow up to an aggregate amount of $150.0 million as of December 31, 2019 and two lines of credit with commercial banks with an availability to borrow up to an aggregate of $75.0 million as of December 31, 2018. There were no advances under these lines of credit outstanding as of December 31, 2020, 2019 and 2018.

In addition, $359.8 million was available in conjunction with the Paycheck Protection Program Liquidity Facility (“PPPLF”) which is a lending facility offered by the Federal Reserve to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of December 31, 2020, we have not utilized the PPPLF.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.5 billion for the year ended December 31, 2020, $8.0 billion for the year ended December 31, 2019 and $3.1 billion for the year ended December 31, 2018.

	For the Years Ended
	December 31,
	2020	2019	2018
Sources of Funds:
Deposits:
Noninterest-bearing	21.4%	18.6%	19.8%
Interest-bearing	32.0	33.3	40.8
Certificates and other time deposits	18.2	25.1	19.4
Advances from FHLB	12.0	6.3	2.8
Other borrowings	2.0	1.1	0.5
Other liabilities	0.7	0.6	0.4
Stockholders’ equity	13.7	15.0	16.3
Total	100%	100%	100%
Uses of Funds:
Loans	72.7%	73.6%	75.6%
Securities available for sale	13.2	12.3	7.9
Interest-bearing deposits in other banks	1.2	0.8	—
Other noninterest-earning assets	12.9	13.3	16.5
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	29.9%	35.9%	32.7%
Average loans, excluding MW and PPP, to average deposits	94.5%	96.1%	124.7%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, including MW and PPP, net of allowance for credit loss increased 7.2% for the year ended December 31, 2020 compared to the same period in 2019 and an increase of 147.5% for the year ended December 31, 2019 due to the acquisition of Green compared to the same period in 2018. We invest excess deposits in interest-bearing deposits at other banks, the FRB or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2020, we had $2.7 billion in outstanding commitments to extend credit, $354.6 million in MW commitments and $44.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2019, we had $1.6 billion in outstanding commitments to extend credit, $347.5 million in MW commitments and $27.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2020, we had cash and cash equivalents of $230.8 million, compared to $251.6 million at December 31, 2019.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Net cash provided by operating activities	$107,650	$103,960
Net cash used in investing activities	(874,555)	(46,339)
Net cash provided by financing activities	746,180	109,480
Net change in cash and cash equivalents	$(20,725)	$167,101

Cash Flows Provided by Operating Activities
For the year ended December 31, 2020, net cash provided by operating activities increased by $3.7 million from $104.0 million to $107.7 million representing a minimal change in operating cash flows year over year
Cash Flows Used in Investing Activities
For the year ended December 31, 2020, net cash used in investing activities increased by $828.2 million compared to the same period in 2019. The increase in cash used in investing activities was primarily attributable to an increase in net originations of loans held for investment of $745.9 million and $112.7 million of cash received in excess of cash paid for the acquisition of Green in 2019 with no corresponding cash received in excess of cash paid in 2020.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2020, net cash provided by financing activities increased by $636.7 million compared to the same period in 2019. The increase in cash provided by financing activities was primarily attributable to a $815.1 million increase in deposits, a $48.0 million increase in issuance of subordinated notes, net of debt issuance costs paid and a decrease in share repurchases of $37.1 million, slightly offset by a $250.0 million decrease in advances from the FHLB for the year ending December 31, 2019.
For the years ended December 31, 2020 and 2019, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
On January 28, 2019, our Board of Directors originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which we could, from time to time, purchase up to $50.0 million of our outstanding common stock in the aggregate. Our Board of Directors authorized increases of $50.0 million in September 2019 and $75.0 million in December 2019, resulting in authorization to purchase an aggregate of up to $175.0 million of shares. Our Board of Directors also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, and a further extension to March 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC and capital and dividend guidelines of the Federal Reserve. The Stock Buyback Program does not obligate us to purchase any shares and may be terminated or amended by our Board of Directors at any time prior to its expiration date. During the year ended December 31, 2020, 2,349,639 shares of our common stock were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.51 per share. During the year ended December 31, 2019, 3,802,711 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.86 per share.
Capital Resources

Total stockholders’ equity was $1.20 billion as of December 31, 2020, compared to $1.19 billion as of December 31, 2019, an increase of $12.6 million, or 1.1%. The increase from December 31, 2019 was primarily the result of $73.9 million in net income, $37.2 million of other comprehensive income, and $8.0 of stock based compensation offset by $57.5 million in stock buybacks, $34.1 million in dividends declared and paid and $15.5 million in CECL transition during the year ended December 31, 2020.
For the year ended December 31, 2020, we declared and paid $34.1 million in cash dividends. For the year ended December 31, 2019, we declared and paid $26.8 million in cash dividends. For the year ended December 31, 2018, we neither declared nor paid dividends. For the year ended December 31, 2020 and 2019, we purchased 2.3 million and 3.8 million shares of our common stock under the Stock Buyback Program, respectively. We did not purchase any of our common stock during the year ended December 31, 2018.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy” and “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2020 and 2019, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2020		2019
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,099,031	13.57%	$917,939	13.10%
Tier 1 capital (to risk-weighted assets)	782,487	9.66	771,679	11.02
Common equity tier 1 (to risk-weighted assets)	753,261	9.30	742,675	10.60
Tier 1 capital (to average assets)	782,487	9.43	771,679	10.17
Veritex Community Bank
Total capital (to risk-weighted assets)	$968,481	11.96%	$870,838	12.44%
Tier 1 capital (to risk-weighted assets)	884,471	10.92	840,126	12.00
Common equity tier 1 (to risk-weighted assets)	884,471	10.92	840,126	12.00
Tier 1 capital (to average assets)	884,471	10.66	840,126	11.07
Contractual Obligations
The following tables summarize our contractual obligations and other commitments to make future payments as of December 31, 2020 and 2019, which consist of our non-cancelable future operating leases, time deposits, future cash payments associated with our contractual obligations pursuant to our FHLB advances, junior subordinated debentures, subordinated debt, securities sold under agreements to repurchase and qualified affordable housing investments. Future payments for FHLB advances will include interest in addition to the principal amount of the advances in the table below that will be paid over future periods. Payments related to leases are based on actual payments specified in underlying contracts. Advances from the FHLB totaled approximately $777.7 million and $677.9 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the advances are collateralized by a blanket floating lien on certain securities and loans, had a weighted average rate of 0.94% and mature on various dates during 2021 and 2025.
In 2017, we began investing in two qualified housing projects. At December 31, 2020 and 2019, the balance of the investment for qualified affordable housing projects was $2.9 million and $3.3 million, respectively. This balance is reflected in other assets on our consolidated balance sheets. The total unfunded commitment related to the investment in a qualified housing project totaled $362 thousand and $1.1 million at December 31, 2020 and 2019, respectively. We expect to fulfill these commitments during the year ending December 31, 2034.

	As of December 31, 2020
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Non-cancelable future operating leases	$3,637	$6,569	$4,866	$1,325	$16,397
Time deposits	1,194,780	241,967	20,544	—	1,457,291
Advances from FHLB	—	29,258	—	835,095	864,353
Junior subordinated debentures	—	—	—	30,244	30,244
Subordinated debt	—	—	—	232,534	232,534
Securities sold under agreement to repurchase	—	—	—	2,225	2,225
Qualified affordable housing agreements	132	51	89	90	362
Total	$1,198,549	$277,845	$25,499	$1,101,513	$2,603,406

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

	As of December 31, 2020
		More than	3 years or
	1 year	1 year but less	more but less	5 years
	or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Commitments to extend credit	$803,277	$1,229,917	$612,857	$97,520	$2,743,571
MW commitments	113,745	240,858	—	—	354,603
Standby and commercial letters of credit	32,293	11,406	268	460	44,427
Total	$949,315	$1,482,181	$613,125	$97,980	$3,142,601

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
MW commitments are unconditionally cancellable and represent the unused capacity on MW facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.
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
Tangible Book Value Per Common Share. Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by the number of common shares outstanding at the end of the relevant period. The most directly comparable financial measure calculated in accordance with GAAP is our book value per common share.

We believe that this measure is important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and core deposit intangibles have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,203,376	$1,190,797	$530,638	$488,929	$239,088
Adjustments:
Goodwill	(370,840)	(370,840)	(161,447)	(159,452)	(26,865)
Core deposit intangibles	(57,758)	(67,546)	(11,675)	(14,313)	(1,545)
Tangible common equity	$774,778	$752,411	$357,516	$315,164	$210,678
Common shares outstanding	49,340	51,064	24,254	24,110	15,195

Book value per common share	$24.39	$23.32	$21.88	$20.28	$15.73
Tangible book value per common share	$15.70	$14.73	$14.74	$13.07	$13.86

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity, less goodwill and core deposit intangibles, net of accumulated amortization; (b) tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). The most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

We believe that this measure is important to many investors who are interested in the relative changes from period to period in common equity and total assets, in each case, exclusive of changes in intangible assets. Goodwill and core deposit intangibles have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,203,376	$1,190,797	$530,638	$488,929	$239,088
Adjustments:
Goodwill	(370,840)	(370,840)	(161,447)	(159,452)	(26,865)
Core deposit intangibles	(57,758)	(67,546)	(11,675)	(14,313)	(1,545)
Tangible common equity	$774,778	$752,411	$357,516	$315,164	$210,678
Tangible Assets
Total assets	$8,820,871	$7,954,937	$3,208,550	$2,945,583	$1,408,507
Adjustments:
Goodwill	(370,840)	(370,840)	(161,447)	(159,452)	(26,865)
Core deposit intangibles)	(57,758)	(67,546)	(11,675)	(14,313)	(1,545)
Tangible assets	$8,392,273	$7,516,551	$3,035,428	$2,771,818	$1,380,097
Tangible Common Equity to Tangible Assets	9.23%	10.01%	11.78%	11.37%	15.27%
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
Loans and Allowance for Credit Losses
Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with ASC 310, "Receivables", and ASC 450, "Contingencies". On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The impact of adopting this standard resulted in an increase in our allowance for credit losses of $39.1 million. The allowance for credit losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of expected credit losses in the loan portfolio at the report date. The allowance for credit losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Loans and Allowance for Credit Losses” in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion of the factors considered by management in establishing the allowance for credit loss.
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
Debt Securities
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
Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating allowance for credit losses, we consider, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and our ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill
Goodwill resulting from a business combination represents the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is reviewed for potential impairment annually on October 31 of each fiscal year or when a triggering event occurs.

We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of potential impairment and the amount of impairment loss, involves estimating the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any such adjustments to goodwill are reflected in the results of operations in the periods in which they become known.

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

The Company performed its annual goodwill impairment test as of October 31, 2020 using a qualitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment.

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
•uncertain market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex and Texas, including as a result of the COVID-19 pandemic;
•risks related to the impact of the COVID-19 pandemic on our business and operations;
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
•our ability to maintain adequate liquidity (including in compliance with CBLR standards and the effect of the transition to the CECL methodology for allowances and related adjustments) and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
•potential fluctuations in the market value and liquidity of our debt securities;
•the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	18.91%	29.38%	14.51%	12.01%
+200	12.06	19.93	9.89	9.42
+100	5.37	9.64	5.17	5.76
Base	—	—	—	—
−100	(1.77)	(10.87)	(3.99)	(8.03)
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In making this determination, our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, considered a reportable event on a Current Report on Form 8-K that occurred after the end of the period covered by this report, which was untimely but eventually filed with the SEC, and which management believes does not change the effectiveness of our disclosure controls as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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
February 26, 2021

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules: All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.
3.Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 of the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on the loan portfolio

As described further in Notes 1 and 6 to the consolidated financial statements, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”) on January 1, 2020. The Company measures expected credit losses of financial assets on a collective (pooled) basis, when the financial assets share similar risk characteristics. The Company’s discounted cash flow model for estimating the allowance for credit losses (“ACL”) on the loan portfolio considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The discounted cash flow method applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the loans that are reasonable and supportable. The Company uses regression analyses of historical internal and peer data to determine suitable loss drivers to utilize when modeling the lifetime probability of default and loss given default, which are inputs into the discounted cash flow analysis. Loans that do not share risk characteristics are evaluated individually, which may be based on the fair value of the collateral or a discounted cash flow model of expected cash flows. We identified the implementation and year-end estimate of the allowance for credit losses on the loan portfolio as a critical audit matter.

The principal consideration for our determination that the allowance for credit losses on the loan portfolio represents a critical audit matter is that management made significant judgements in estimating the ACL, specifically regarding key assumptions such as the applicable loss drivers for collectively evaluated segments of the loan portfolio and the timing and amount of cash flows for individually analyzed loans. Due to the significant judgment involved and related measurement uncertainty in calculating the ACL, there was a high degree of auditor judgment in identifying the significant assumptions and evaluating their reasonableness. This resulted in an increased extent of audit effort, including the involvement of specialists, when performing audit procedures to evaluate the ACL.

Our audit procedures related to the ACL included the following, among others:

•We tested the design and operating effectiveness of management’s review controls over the ACL relating to the initial adoption of ASC 326 and as of the year end measurement date, which included committee oversight and approval of the Company’s ACL methodology and key assumptions used, model selection and validation, segmentation of the loan portfolio, assessing the necessity and application of qualitative factors, and computation of reserves for loans that were individually analyzed.
•We tested management’s process for estimating the ACL on loans evaluated collectively at implementation and as of the year end measurement date, which included concluding on the segmentation of the loan portfolio into pools of shared risk characteristics, obtaining complete and accurate information to determine suitable loss drivers, and consideration of the reasonableness of qualitative factors applied or not applied.
•We reperformed the calculation within the models utilized for the discount cash flow methods used to estimate expected credit losses on loans evaluated collectively for an ACL.
•For a sample of loans that were individually analyzed, we evaluated management’s assumptions for those reserves, including the review of collateral valuations by our specialists.
•With the assistance of our specialists, for loans evaluated collectively, we assessed the suitability of the loss driver analysis and the conceptual soundness and design of the model used by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 26, 2021

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$44,337	$65,151
Interest bearing deposits in other banks	186,488	186,399
Total cash and cash equivalents	230,825	251,550
Debt securities available-for-sale, at fair value	1,024,329	964,365
Debt securities held-to-maturity (fair value of $34,283 and $34,810 at December 31, 2020 and 2019, respectively)	30,872	32,965
Equity securities	14,938	14,697
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	71,236	68,348
Total investments	1,142,393	1,081,393
Loans held for sale	21,414	14,080
Loans held for investment, Paycheck Protection Program ("PPP") loans, carried at fair value	358,042	—
Loans held for investment, mortgage warehouse ("MW")	577,594	183,628
Loans held for investment, excluding MW and PPP	5,847,862	5,737,577
Less: Allowance for credit losses ("ACL")	(105,084)	(29,834)
Total loans held for investment, net	6,678,414	5,891,371
Bank-owned life insurance	82,855	80,915
Bank premises, furniture and equipment, net	115,063	118,536
Other real estate owned	2,337	5,995
Intangible assets, net of accumulated amortization	61,733	72,263
Goodwill	370,840	370,840
Other assets	114,997	67,994
Total assets	$8,820,871	$7,954,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,097,099	$1,556,500
Interest-bearing transaction and savings deposits	2,958,456	2,654,972
Certificates and other time deposits	1,457,291	1,682,878
Total deposits	6,512,846	5,894,350
Accounts payable and other liabilities	61,928	43,996
Advances from FHLB	777,718	677,870
Subordinated debentures and subordinated notes	262,778	145,571
Securities sold under agreements to repurchase	2,225	2,353
Total liabilities	7,617,495	6,764,140
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2020 and December 31, 2019; 55,500,118 and 54,876,580 shares issued at December 31, 2020 and December 31, 2019, respectively; 49,337,768 and 51,063,869 shares outstanding at December 31, 2020 and December 31, 2019, respectively.	555	549
Additional paid-in capital	1,126,437	1,117,879
Retained earnings	172,232	147,911
Accumulated other comprehensive income	56,225	19,061
Treasury stock, 6,162,350 and 3,812,711 shares at cost at December 31, 2020 and 2019, respectively	(152,073)	(94,603)
Total stockholders’ equity	1,203,376	1,190,797
Total liabilities and stockholders’ equity	$8,820,871	$7,954,937
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$286,583	$340,813	$134,460
Debt securities	30,726	29,484	6,605
Deposits in financial institutions and Fed Funds sold	1,221	5,540	3,149
Equity securities and other investments	3,320	2,949	855
Total interest and dividend income	321,850	378,786	145,069
Interest expense:
Transaction and savings deposits	13,233	40,355	17,599
Certificates and other time deposits	23,678	38,675	9,714
Advances from FHLB	10,609	9,984	1,701
Subordinated debentures and subordinated notes	8,532	4,675	1,031
Total interest expense	56,052	93,689	30,045
Net interest income	265,798	285,097	115,024
Provision for credit losses	56,640	21,514	6,603
Provision for credit losses on unfunded commitments	9,029	—	—
Net interest income after provision for credit losses	200,129	263,583	108,421
Noninterest income:
Service charges and fees on deposit accounts	13,703	14,334	3,420
Loan fees	4,556	7,782	1,332
Gain (loss) on sales of securities	2,615	(1,852)	(64)
Gain on sale of mortgage loans held for sale	1,239	475	709
Government guaranteed loan income, net	14,150	4,709	2,347
Rental income	2,179	2,172	2,130
Other	8,902	2,460	1,201
Total noninterest income	47,344	30,080	11,075
Noninterest expense:
Salaries and employee benefits	79,453	72,791	31,138
Occupancy and equipment	16,363	16,385	10,679
Professional and regulatory fees	11,729	11,597	7,282
Data processing and software expense	9,213	8,365	3,020
Marketing	3,651	3,259	1,783
Amortization of intangibles	10,790	10,887	3,467
Telephone and communications	1,312	1,847	1,299
Merger and acquisition expense	—	38,960	5,220
COVID expenses	1,377	—	—
Debt extinguishment costs	11,307	—	—
Other	14,192	13,712	5,371
Total noninterest expense	159,387	177,803	69,259
Income before income tax expense	88,086	115,860	50,237
Income tax expense	14,203	25,121	10,896
Net income	$73,883	$90,739	$39,341
Net income available to common stockholders	$73,883	$90,739	$39,341
Basic earnings per share	$1.48	$1.71	$1.63
Diluted earnings per share	$1.48	$1.68	$1.60
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$73,883	$90,739	$39,341
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available-for-sale:
Change in net unrealized gains (losses) on securities available-for-sale during the period, net	35,400	24,091	(2,153)
Reclassification adjustment for net (gains) losses included in net income	(2,623)	1,852	(64)
Net unrealized gains (losses) on securities available-for-sale	32,777	25,943	(2,089)

Net unrealized gains on derivative instruments designated as cash flow hedges	14,657	1,497	—
Other comprehensive income (loss), before tax	47,434	27,440	(2,089)
Income tax expense (benefit)	10,270	5,449	(439)
Other comprehensive income (loss), net of tax	37,164	21,991	(1,650)
Comprehensive income	$111,047	$112,730	$37,691

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Employee Stock Ownership Plan Shares
	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2018	24,109,515	$241	10,000	$(70)	$445,517	$44,627	$(1,280)	$(106)	$488,929
Restricted stock units vested, net of 20,082 shares withheld to cover taxes	105,765	2	—	—	(595)	—	—	—	(593)
Exercise of employee stock options, net of 1,691 and 4,391 shares withheld to cover taxes and cashless exercise, respectively	38,614	—	—	—	454	—	—	—	454
Stock based compensation	—	—	—	—	4,048	—	—	—	4,048
ESOP Shares Allocated	—	—	—	—	3	—	—	106	109
Net income	—	—			—	39,341	—	—	39,341
Other comprehensive loss	—	—	—	—	—	—	(1,650)	—	(1,650)
Balance at December 31, 2018	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$—	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	—	12,484
Restricted stock units vested, net of 55,946 shares withheld to cover taxes	246,303	3	—	—	(1,349)	—	—	—	(1,346)
Exercise of employee stock options, net of 13,709 shares withheld to cover taxes	335,832	3	—	—	3,935	—	—	—	3,938
Stock buyback	(3,802,711)	—	3,802,711	(94,533)	—	—	—	—	(94,533)
Stock based compensation	—	—	—	—	21,652	—	—	—	21,652
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	—	1,403
Net income	—	—	—	—	—	90,739	—	—	90,739
Dividends paid	—	—	—	—	—	(26,796)	—	—	(26,796)
Other comprehensive income	—	—	—	—	—	—	21,991	—	21,991
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$—	$1,190,797
Restricted stock units vested, net of 22,404 shares withheld to cover taxes	111,558	1	—	—	(666)	—	—	—	(665)
Exercise of employee stock options, net of 100,400 and 145,044 shares withheld to cover taxes and exercise, respectively	501,980	5	—	—	1,132	—	—	—	1,137
Stock warrants exercised	10,000	—	—	—	109	—	—	—	109
Stock buyback	(2,349,639)	—	2,349,639	(57,470)	—	—	—	—	(57,470)
Stock based compensation	—	—	—	—	7,983	—	—	—	7,983
Net income	—	—	—	—	—	73,883	—	—	73,883
Dividends paid	—	—	—	—	—	(34,057)	—	—	(34,057)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	37,164	—	37,164
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$—	$1,203,376
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$73,883	$90,739	$39,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	15,832	15,933	7,077
Net accretion of time deposit premium, debt discount and debt issuance costs	(1,735)	(8,950)	2
Provision for credit losses	65,669	21,514	6,603
Accretion of loan purchase discount	(14,060)	(28,603)	(8,135)
Stock-based compensation expense	7,983	21,652	4,048
Compensation expense, liability-classified awards	—	1,403	—
Excess tax (benefit) expense from stock compensation	(1,435)	205	(248)
Deferred tax (benefit) expense	(9,384)	9,053	2,707
Net amortization of premiums on debt securities	3,236	2,875	1,931
Unrealized gains on equity securities recognized in earnings	(480)	(325)	—
Change in net cash surrender value of bank owned life insurance	(1,940)	(2,010)	(588)
Net (gain) loss on sales of securities	(2,615)	1,852	64
Change in fair value of government guaranteed loans using fair value option	2,040	(303)	—
Gain on sales of mortgage loans held for sale	(1,239)	(475)	(708)
Gain on sales of government guaranteed loans	(3,379)	(4,388)	(2,348)
Net impairment on servicing asset	368	188	—
Net gain on sales of other real estate owned	(693)	—	—
Write down on other real estate owned	—	—	156
Originations of loans held for sale	(132,842)	(37,166)	(35,936)
Proceeds from sale of loans held for sale	125,375	34,483	36,227
Net loss (gain) on sale of branches	—	474	(349)
Gain on sale of bank premises, furniture and equipment	(358)	—	—
(Increase) decrease in other assets	(20,546)	2,196	(425)
Increase (decrease) in accounts payable and other liabilities	3,970	(16,387)	969
Net cash provided by operating activities	107,650	103,960	50,388
Cash flows from investing activities:
Net cash received in acquisition	—	112,710	—
Cash settlement for sale of held for sale branches	—	7,153	(31,810)
Purchases of available for sale debt securities	(1,175,050)	(745,297)	(811,055)
Proceeds from sales of available for sale debt securities	113,771	567,718	40,822
Proceeds from maturities, calls and pay downs of available for sale debt securities	1,033,779	131,788	731,572
Purchases of held to maturity debt securities	—	(8,084)	—
Maturity, calls and pay downs of held to maturity debt securities	1,793	1,249	—
Purchases of other investments	(2,888)	(23,577)	(9,090)
Proceeds from sales of equity securities	221	—	—
Net loans held for investment originated	(897,455)	(151,559)	(344,737)
Proceeds from sale of government guaranteed loans	44,867	69,218	29,010
Net additions to bank premises and equipment	(2,864)	(7,658)	(5,013)
Proceeds from sales of bank premises, furniture and equipment	2,157	—	—
Proceeds from sales of other real estate owned and repossessed assets	7,114	—	291
Net cash used in investing activities	(874,555)	(46,339)	(400,010)
Cash flows from financing activities:
Net increase (decrease) in deposits	619,380	(195,761)	344,101
Net increase (decrease) in advances from FHLB	99,848	349,851	(43,145)
Redemption of subordinated debt	(5,000)	—	—
Net change in other borrowings	—	—	(15,000)
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	123,026	75,000	—
Net decrease in securities sold under agreement to repurchase	(128)	(873)	—
Proceeds from exercise of employee stock options	4,301	3,938	454
Payments to tax authorities for stock-based compensation	(3,829)	(1,346)	(593)
Proceeds from exercise of stock warrants	109	—	—
Proceeds from payments on ESOP loan	—	—	109
Purchase of treasury stock	(57,470)	(94,533)	—
Dividends paid	(34,057)	(26,796)	—
Offering costs paid in connection with acquisition	—	—	(899)
Net cash provided by financing activities	746,180	109,480	285,027
Net (decrease) increase in cash and cash equivalents	(20,725)	167,101	(64,595)
Cash and cash equivalents at beginning of year	251,550	84,449	149,044
Cash and cash equivalents at end of year	$230,825	$251,550	$84,449
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. Summary of Significant Accounting Policies
Nature of Organization and Basis of Presentation
In this report, the words, "Veritex," "the Company," "we," "us," and "our" refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word "Holdco" refers to Veritex Holdings, Inc.. The word "the Bank" refers to Veritex Community Bank.

The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 25 branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 branches in the Houston metropolitan area, and one branch in Louisville, Kentucky. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking (the "TDB") and the Board of Governors of the Federal Reserve System (the "Federal Reserve") are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
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

Reclassifications
Certain items in the Company's prior year financial statements were reclassified to conform to the current presentation including (i) the reclassification on the Consolidated Balance Sheets of accrued interest payable of $6,569 to accounts payable and other liabilities for the year ended December 31, 2019, (ii) the reclassification on the Consolidated Statement of Income from gain on sale of loans and other assets owned of $475 and $709 to gain on sale of mortgage loans held for sale for the years ended December 31, 2019 and 2018, respectively, (iii) the reclassification on the Consolidated Statement of Income from net gain on sales of loans and other assets owned of $4,388 and $2,347 to government guaranteed loan income, net for the years ended December 31, 2019 and 2018, respectively, (iv) the reclassification on the Consolidated Statement of Income from other noninterest income of $321 to government guaranteed loan income, net for the year ended December 31, 2019, (v) and the reclassification on the Consolidated Statement of Income of other noninterest income of $691 and $476 to rental income for the years ended December 31, 2019 and 2018, respectively.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, realization of deferred tax assets, and the status of contingencies are particularly subject to change.
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
Restrictions on Cash
The Bank is required to maintain regulatory reserve balances with the FRB. On March 15, 2020, the Board of Governors of the Federal Reserve System announced that it had reduced the required regulatory reserve balance to 0% effective on March 26, 2020. The Board of Governors took this action in reaction to the economic dislocation caused by the COVID-19 pandemic and in light of the Federal Open Markets Committee's announcement in 2019 that it intends to implement monetary policy in an ample reserve regime, where reserve requirements do not play a role. The reserve balances required as of December 31, 2019 was approximately $170,593.
Debt Securities
Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are carried at fair value. Unrealized gains and losses on debt securities classified as available for sale have been accounted for as accumulated other comprehensive income (loss), net of taxes. Management determines the appropriate classification of debt securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts over the period to maturity using a level-yield method, except for premiums on callable debt securities. Realized gains and losses are recorded on the sale of debt securities in noninterest income.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2020, 2019 and 2018.
Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in other noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for equity securities and other investments. Realized gains and losses are recorded on the sale of equity securities in gain (loss) on sales of securities. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2020 and 2019.

Allowance for Credit Losses – Available for Sale Debt Securities
For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

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

Allowance for Credit Losses – Held to Maturity Debt Securities

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

Management classifies the held to maturity portfolio into the following major security types: mortgage-backed securities, collateralized mortgage obligations and municipal securities. All of the mortgage-backed securities and collateralized mortgage obligations held by the Company are issued by U.S. government entities and agencies. These debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

FHLB and FRB Stock
The Bank is a member of its regional Federal Reserve Bank and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are recorded in interest income for equity securities and other investments.

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
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of December 31, 2020, the Company had held for sale government guaranteed loans and held for investment PPP loans that the Company has elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had a decrease in fair value for loans the Company elected to carry at fair value of $2,040 for the year ended December 31, 2020 as compared to an increase in the fair value for loans the Company elected to carry at fair value of $303 for the year ended December 31, 2019. There were no changes in fair value for loans held for sale using the fair value option for the year ended December 31, 2018.

In addition, the Company records upfront costs and fees as incurred that are related to items for which the fair value option is elected through noninterest income. For the year ended December 31, 2020, the Company recognized upfront fees of $12,811 on PPP loans through government guaranteed loan income, net, on the Consolidated Statements of Income. There were minimal upfront fees recognized on loans electing the fair value option for the years ended December 31, 2019 and December 31, 2018.

Gain on Sale of Guaranteed Portion of Small Business Administration ("SBA") Loans

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in government guaranteed loan income, net on the Consolidated Statements of Income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $3,379, $4,388 and $2,348, respectively, of gain on sales of government guaranteed loans.

Gain on Sale of Mortgage Loans Held for Sale

Certain mortgage loans held for sale are sold with servicing released. Gains and losses on sales of mortgage loans held for sale are based on the difference between the selling price and the carrying value of the loan sold.

Adoption of New Accounting Standard
On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $19,710 of the ACL. The remaining noncredit discount will be accreted into interest income at the effective interest rate. As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

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

Loans Held for Investments
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, deferred loan fees and costs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on the Consolidated Balance Sheets.
Interest on loans is recognized using the effective-interest method on the daily balances of the principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the terms of the loan agreement. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they come due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When a loan is placed on nonaccrual status, all interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

All loans considered to be PCI loans prior to January 1, 2020 were converted to PCD loans upon the Company’s adoption of ASC 326. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account for all applicable areas of accounting which include credit loss measurement, interest income recognition, non-accrual determination, write-off determination and trouble debt restructuring identification. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each loan or pool and added to the loan or pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the loan or pool and the new amortized cost basis is the noncredit premium or discount which will be accreted into interest income over the remaining life of the loan or pool. Changes to the ACL after adoption are recorded through provision for credit loss expense.

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

Expected credit losses are reflected in the ACL through a charge to provision for credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, an asset will typically be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. The Company uses a probability of default/loss given default (“PD/LGD”) model to estimate expected credit losses for our PCD loans and pools.

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

Mortgage warehouse — Mortgage warehouse facilities are provided to unaffiliated mortgage origination companies and are collateralized by 1-4 family residential loans. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Company provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.

Consumer — This category of loans is used for personal use typically for consumer purposes.

Collateral Dependent Financial Assets

Loans that do not share similar risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

For collateralized financial assets that are not collateral dependent, the Company will consider the nature of the collateral, potential future changes in collateral values, and historical loss information for financial assets secured with similar collateral to determine the ACL.

Troubled-debt Restructurings (TDRs)

From time to time, the Company may modify its loan agreement with a borrower. A modified loan is considered a TDR, using Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. In addition, when management has a reasonable expectation of executing a TDR, the expected effect of the modification is included in the estimate of the ACL.

Contractual Term

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR.

Discounted Cash Flow Method

The Company uses the DCF method to estimate expected credit losses for the commercial real estate, construction and land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailment rates, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment speeds, curtailment rates and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. The ACL is further refined for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loss-Rate Method

The Company uses a loss-rate method to estimate expected credit losses for its farmland and MW loan pool. For these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment and time to recovery) produces an expected cash flow stream at the instrument level. An ACL is established for the difference between the instrument’s undiscounted cash flows and amortized cost basis. The ACL is further refined for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
Financial instruments include OBS credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for OBS loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an ACL on OBS credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to provision for credit losses for unfunded commitments included in the Company’s Consolidated Statements of Income. The ACL on OBS credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in accounts payable and other liabilities on the Company’s consolidated balance sheets.

Derivative Financial Instruments (Not Designated as Accounting Hedges)

The Company has entered into certain derivative instruments pursuant to a customer accommodation program under which the Company enters into an interest rate swap, cap or collar agreement with a commercial customer and an agreement with offsetting terms with a correspondent bank. These derivative instruments are not designated as accounting hedges and the swap fees and changes in net fair value are recognized in noninterest income or expense on the Company’s condensed consolidated statements of income and the fair value amounts are included in other assets and accounts payable and other liabilities on the Company’s condensed consolidated balance sheets.

Derivative Financial Instruments (Designated as Accounting Hedges)

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2020, 2019 and 2018.

Leases
FASB ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption, January 1, 2019, and did not restate comparative periods. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company made an accounting policy election not to apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients as both the lessor and lessee allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for that single component as a lease.
The Company’s operating leases relate primarily to office space and bank branches. Right-of-use (“ROU”) assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives, deferred rent and prepaid rent. Operating lease expense, which consists of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income. Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $18,705 and an operating lease liability of $18,753 on January 1, 2019, with no impact on the consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 8 - Leases for additional information.
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase represent the purchase of interests in securities by the Company’s customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company does not account for any of its repurchase agreements as sales for accounting purposes in its financial statements. Repurchase agreements are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged debt securities. The debt securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent.

Other Real Estate Owned
Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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

The Company performed its annual goodwill impairment test as of October 31, 2020 using a qualitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment. Management will continue to monitor events that could impact this conclusion in the future.

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

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2020, 2019 and 2018.
Servicing Assets
The Company accounts for its servicing assets at amortized cost in accordance with ASC 860, "Servicing Assets and Liabilities." The codification requires that servicing rights acquired through the origination of loans, which are sold with servicing rights retained, are recognized as separate assets. Servicing assets are recorded as the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are periodically reviewed and adjusted for any impairment. The amount of impairment recognized, if any, is the amount by which the servicing assets exceed their fair value. The amount of recovery, if any, cannot exceed the previous impairment recognized. Fair value of the servicing assets is estimated using discounted cash flows based on current market interest rates. Servicing rights are amortized over their estimated lives.
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $3,651, $3,259 and $1,783 in 2020, 2019 and 2018, respectively.

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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2020 and 2019, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “interest expense” and penalties related to income taxes in “other expense” on its Consolidated Statements of Income. The Company recorded $143 and $309 of interest or penalties related to income tax for the year ended December 31, 2020 and 2019, respectively, and no interest or penalties related to income tax for the year ended December 31, 2018. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2017 and state income tax examinations for tax years prior to 2016.

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

Stock Based Compensation
Compensation cost is recognized for stock options and other equity awards (performance and non-performance based) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock on the date of grant is used to estimate fair value for other nonperformance based equity awards. A Monte Carlo simulation is used to estimate the fair value of performance-based restricted stock units that include a vesting condition and a market condition based on the Company’s total shareholder return relative to a peer group comprised of commercial banks in similar markets, which determines the number of shares of Company common stock subject to the restricted stock unit.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of available for sale debt securities, net of tax, and the net effect of changes in fair value of derivative instruments designated as cash flow hedges. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.

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
Earnings Per Share
Earnings per share (“EPS”) are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Earnings (numerator)
Net income allocated to common stockholders	$73,883	$90,739	$39,341
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	49,883	53,154	24,169
Dilutive effect of employee stock-based awards	153	824	421
Adjusted weighted average shares outstanding	50,036	53,978	24,590
Earnings per share:
Basic	$1.48	$1.71	$1.63
Diluted	$1.48	$1.68	$1.60

Restricted stock units and stock options of 1,481 shares at December 31, 2020 have not been included in diluted EPS because to do so would have been antidilutive for the period presented. For the years ended December 31, 2019 and 2018, there were no anti-dilutive shares excluded from the diluted EPS weighted average shares.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$58,236	$88,175	$29,178
Cash paid for income taxes	40,690	24,100	6,525
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability upon adoption of ASC 842	$—	$9,380	$—
Lease liabilities arising from obtaining right-of-use assets	4,123	—	—
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid-in-capital	—	788	—
Subordinated debt issuance costs accrued but not yet paid in 2019	—	315	—
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	—	(48)	—
Net foreclosure of other real estate owned and repossessed assets	2,764	5,995	8
Loans held for investment transferred to loans held for sale	4,511	—	—
Reclassification of branch assets held for sale to loans held for investment	—	26,171	—
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	—	1,713	—

	Year Ended December 31,
	2020	2019	2018
Noncash assets acquired[1]
Debt securities	$—	$660,792	$—
Equity securities	—	12,322	—
FHLB and FRB stock	—	29,490	—
Loans held for sale	—	9,360	—
Loans held for investment	—	3,245,248	(4,050)
Accrued interest receivable[2]	—	11,395	—
Bank-owned life insurance	—	56,841	—
Bank premises, furniture and equipment	—	36,855	1,162
Investment in unconsolidated subsidiaries	—	666	—
Intangible assets, net	—	65,718	(956)
Goodwill	—	209,393	1,995
Other assets	—	11,124	1,806
Right of use asset[2]	—	9,373	—
Deferred taxes[2]	—	11,783	—
Current taxes[2]	—	1,812	—
Assets held for sale	—	85,307	—
Total assets	$—	$4,457,479	$(43)
Noncash liabilities assumed
Noninterest-bearing deposits	$—	$825,364	$303
Interest-bearing deposits	—	1,300,825	—
Certificates and other time deposits	—	1,346,915	—
Accounts payable and other liabilities	—	26,491	—
Lease liability[3]	—	9,373	—
Accrued interest payable	—	5,181	(260)
Securities sold under agreements to repurchase	—	3,226	—
Advances from FHLB	—	300,000	—
Subordinated debentures and subordinated notes	—	56,233	—
Liabilities held for sale	—	52,682	—
Total liabilities	$—	$3,926,290	$43
Total equity	—	—	—
29,532,957 shares of common stock exchanged in connection with Green	$—	$631,415	$—
497,594 share of common stock exchanged in connection with Green vested RSUs	$—	$5,801	$—
1 Noncash assets acquired and noncash liabilities assumed during 2019 relate to our acquisition of Green. Noncash assets acquired and noncash liabilities assumed during 2018 relate to our acquisitions of Sovereign and Liberty.
2 Accrued interest receivable, right of use asset, deferred taxes and current taxes are included in "Other assets" in our consolidated balance sheets for the year ended December 31, 2019.
3 Lease liability is included in "Accounts payable and other liabilities" in our consolidated balance sheets for the year ended December 31, 2019.

3. Recent Accounting Pronouncements
ASU 2019-12, "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-012 will be effective for us on January 1, 2021 and is not expected to have any material impact on our consolidated financial statements.

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08") clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 will be effective for us on January 1, 2021 and is not expected to have a significant impact on our consolidated financial statements and related disclosures.

4. Share Transactions

On January 28, 2019, the Company's Board of Directors (the “Board”) authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019 and $75,000 on December 12, 2019, resulting in an aggregate authorization to purchase up to $175,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date from December 31, 2019 to December 31, 2020 and then to March 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board at any time prior to its expiration.
During the year ended December 31, 2020, 2,349,639 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.51. During the year ended December 31, 2019, 3,802,711 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.86 per share.

5. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,363 and $11,122 at December 31, 2020 and 2019, respectively. The Company realized a loss of $8 on equity securities with a readily determinable fair value during the year ended December 31, 2020. The Company had no realized gains or losses on equity securities with a readily determinable fair value during the same period in 2019 and 2018. The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2020	2019	2018
Unrealized gain recognized on equity securities with a readily determinable fair value	$480	$325	$—
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 at December 31, 2020 and 2019.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available for sale and held to maturity debt securities are as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gains	Losses	Credit Losses	Fair Value
Available for Sale
Corporate bonds	$173,050	$6,417	$1,297	—	$178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Asset-backed securities	52,335	2,934	—	—	55,269
	$969,318	$56,422	$1,411	$—	$1,024,329

		Gross	Gross
	Amortized	Unrealized	Unrealized	Allowance for
	Cost	Gains	Losses	Credit Losses	Fair Value
Held to maturity
Mortgage-backed securities	$6,982	$849	$—	—	$7,831
Collateralized mortgage obligations	1,620	103	—	—	1,723
Municipal securities	22,270	2,459	—	—	24,729
	$30,872	$3,411	$—	—	$34,283

The Company did not transfer any debt securities from available for sale to held to maturity at fair value during the year ended December 31, 2020.

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available for Sale
Corporate bonds	76,997	1,974	—	78,971
Municipal securities	74,956	3,724	—	78,680
Mortgage-backed securities	288,938	9,512	260	298,190
Collateralized mortgage obligations	431,276	6,465	1,503	436,238
Asset-backed securities	69,964	2,322	—	72,286
	$942,131	$23,997	$1,763	$964,365

Held to maturity
Mortgage-backed securities	$8,621	$452	$—	$9,073
Collateralized mortgage obligations	1,809	43	—	1,852
Municipal securities	22,535	1,350	—	23,885
	$32,965	$1,845	$—	$34,810

The Company reassessed the classification of certain investments and, effective January 1, 2019, the Company transferred $4,758 of municipal securities and $3,045 of mortgage-backed securities from available for sale to held to maturity at fair value. The related unrealized gain was minimal. No gain or loss was recorded at the time of the transfer.

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
Corporate bonds	31,953	1,297	—	—	31,953	1,297
Municipal securities	$2,667	$6	$—	$—	$2,667	$6
Mortgage-backed securities	34,402	108	—	—	34,402	108
	$69,022	$1,411	$—	$—	$69,022	$1,411

	December 31, 2019
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for Sale
Municipal securities	468	1	—	—	468	1
Mortgage-backed securities	28,883	370	—	—	28,883	370
Collateralized mortgage obligations	109,749	1,392	—	—	109,749	1,392
	$139,100	$1,763	$—	$—	$139,100	$1,763

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
The number of available for sale debt securities in an unrealized loss position totaled 11 at December 31, 2020 and December 31, 2019. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The amortized costs and estimated fair values of available for sale debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2020
	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$4,935	$5,139	$—	$—
Due from five years to ten years	154,576	158,510	3,334	3,591
Due after ten years	129,072	140,177	18,936	21,138
	288,583	303,826	22,270	24,729
Mortgage-backed securities and collateralized mortgage obligations	628,400	665,234	8,602	9,554
Asset-backed securities	52,335	55,269	—	—
	$969,318	$1,024,329	$30,872	$34,283

	December 31, 2019		December 31, 2019
	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	4,904	5,100	—	—
Due from five years to ten years	74,596	76,403	1,204	1,219
Due after ten years	72,453	76,148	21,331	22,666
	151,953	157,651	22,535	23,885
Mortgage-backed securities and collateralized mortgage obligations	720,214	734,428	10,430	10,925
Asset-backed securities	69,964	72,286	—	—
	$942,131	$964,365	$32,965	$34,810

Proceeds from sales of debt securities available for sale and gross realized gains and losses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020	2019	2018
Proceeds from sales	$113,771	$567,718	$40,822
Gross realized gains	2,879	532	335
Gross realized losses	256	2,384	399

As of December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. As further explained in Note 12, Advances from the FHLB, there was a blanket floating lien on all debt securities to secure FHLB advances as of December 31, 2020 and December 31, 2019.

6. Loans Held for Investment and Allowance for Credit Losses
Loans held for investment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2020	2019
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$693,030	$629,374
Farmland	13,844	16,939
1 - 4 family residential	524,344	549,811
Multi-family residential	424,962	320,041
OOCRE	717,472	706,782
NOOCRE	1,904,132	1,784,201
Commercial	1,559,546	1,712,838
MW	577,594	183,628
Consumer	13,000	17,457
	6,427,924	5,921,071

Deferred loan (fees) costs, net	(2,468)	134
Allowance for credit losses	(105,084)	(29,834)
Loans held for investment carried at amortized cost, net	$6,320,372	$5,891,371

Loans held for investment, carried at fair value:
PPP Loans	$358,042	$—

Total loans held for investment, net	$6,678,414	$5,891,371
Included in the net loan portfolio as of December 31, 2020 and 2019 is an accretable discount related to purchased performing and PCD loans, previously called PCI loans prior to the Company’s adoption of ASU 2016-13, acquired within a business combination in the approximate amounts of $15,526 and $57,811, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. For the years ended December 31, 2020 and 2019, the Company recognized $5,081 and $13,522, respectively, of accretion on PCD/PCI loans into interest income. In addition, included in the net loan portfolio as of December 31, 2020 and 2019 is a discount on retained loans from sale of originated SBA loans of $3,215 and $2,193, respectively.

The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of December 31, 2020 and 2019.
PPP loans held for investment, carried at fair value
Additionally, included in total loans held for investment, as of December 31, 2020, was $358,042 of PPP loans, which are carried at fair value. During the year ended December 31, 2020, the Company recognized upfront fee income of $12,811 which is included in government guaranteed loan income, net on the accompanying consolidated statements of income. During the year ended December 31, 2020, the Company recognized a valuation adjustment of $1,799 on PPP loans which is included in government guaranteed loan income, net on the accompanying consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying consolidated statements of cash flows. These PPP loans were originated through the SBA as a result of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are considered 100% forgiven if certain criteria are met by the borrowers. As of December 31, 2020, we do not believe any of the Company’s PPP loans will not meet such criteria.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to loans held for investment is as follows:

	December 31, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,821	$62	$2,143	$1,200	$1,991	$8,126	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	4,554	(10)	1,720	4,403	4,364	15,397	24,413	(178)	54,663
Credit loss expense PCD loans	(545)	—	(378)	—	(5,303)	7,404	817	(18)	1,977
Charge-offs	—	—	(18)	—	(2,421)	(2,865)	(15,507)	(162)	(20,973)
Recoveries	—	—	57	—	—	—	102	287	446
Ending Balance	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084

	December 31, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$2,186	$58	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255
Credit Loss Expense	1,635	4	619	839	598	3,056	14,487	276	21,514
Charge-offs	—	—	(157)	—	—	—	(10,898)	(265)	(11,320)
Recoveries	—	—	67	—	—	—	226	92	385
Ending Balance	$3,821	$62	$2,143	$1,200	$1,991	$8,126	$12,369	$122	$29,834

	December 31, 2018
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$1,270	$45	$1,195	$278	$1,113	$3,297	$5,588	$22	$12,808
Credit Loss Expense	916	13	419	83	280	1,773	3,100	19	6,603
Charge-offs	—	—	—	—	—	—	(175)	(22)	(197)
Recoveries	—	—	—	—	—	—	41	—	41
Ending Balance	$2,186	$58	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2020:

	Real Property(1)	ACL Allocation
Real estate:
1 - 4 family residential	$199	$11
OOCRE	—	—
NOOCRE	16,080	—
Commercial	8,666	4,668
Consumer	143	50
Total	$25,088	$4,729
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

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective allowance for credit loss allocations as of December 31, 2019, as determined in accordance with ASC 310 prior to the Company’s adoption of ASU 2016-13:

	December 31, 2019
	Real Estate
	Construction, Land and Farmland	Residential	Commercial Real Estate	Commercial	Consumer	Total
Loans individually evaluated for impairment	$567	$156	$21,644	$5,188	$61	$27,616
Loans collectively evaluated for impairment	641,799	865,927	2,372,485	1,869,259	17,267	5,766,737
PCI loans	3,947	3,769	96,854	22,019	129	126,718
Total	$646,313	$869,852	$2,490,983	$1,896,466	$17,457	$5,921,071

ACL Allocations
Loans individually evaluated for impairment	$128	$37	$395	$1,042	$—	$1,602
Loans collectively evaluated for impairment	3,755	3,306	9,702	10,754	122	27,639
PCI loans	—	—	20	573	—	593
Total	$3,883	$3,343	$10,117	$12,369	$122	$29,834

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
(1) Loans reported exclude PCI loans.

Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Nonaccrual loans, aggregated by class of loans, as of December 31, 2020 and 2019, were as follows:

	December 31, 2020		December 31, 2019
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$—	$—	$567	$—
1 - 4 family residential	3,308	3,199	1,581	1,581
OOCRE	6,266	5,645	3,029	2,778
NOOCRE	40,830	19,213	18,876	18,876
Commercial	29,318	1,015	5,672	2,747
Consumer	1,374	1,220	54	54
Total	$81,096	$30,292	$29,779	$26,036
There were $1,508 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at December 31, 2020. There were no PCD loans included in nonaccrual loans at December 31, 2019.
During the year ended December 31, 2020 and 2019, interest income not recognized on non-accrual loans, excluding PCD/PCI loans, was $3,368 and $1,672, respectively.

An age analysis of past due loans, aggregated by class of loans, as of December 31, 2020 and 2019 is as follows:

	December 31, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$690,345	$2,685	$693,030	$—
Farmland	—	—	—	—	13,844	—	13,844	—
1 - 4 family residential	2,338	122	4,802	7,262	508,341	8,741	524,344	1,670
Multi-family residential	—	—	—	—	424,962	—	424,962	—
OOCRE	2,278	2,143	2,814	7,235	672,246	37,991	717,472	1,280
NOOCRE	7,675	2,911	17,586	28,172	1,832,784	43,176	1,904,132	—
Commercial	1,983	1,431	20,360	23,774	1,516,312	19,460	1,559,546	1,230
MW	—	—	—	—	577,594	—	577,594	—
Consumer	75	77	1,338	1,490	11,308	202	13,000	24
	$14,349	$6,684	$46,900	$67,933	$6,247,736	$112,255	$6,427,924	$4,204
(1) Loans 90 days past due and still accruing excludes $32,627 of pooled PCD loans as of December 31, 2020 that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

	December 31, 2019
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCI	Total Loans	Total 90 Days Past Due and Still Accruing (1)
Real estate:
Construction and land	$—	$—	$—	$—	$629,374	$3,947	$629,374	$800
Farmland	—	—	—	—	16,939	—	16,939	—
1 - 4 family residential	2,595	520	1,155	4,270	541,772	3,769	549,811	959
Multi-family residential	—	—	—	—	320,041	—	320,041	—
Commercial real estate	12	3,834	868	4,714	2,389,415	96,854	2,490,983	511
Commercial	3,572	1,707	1,497	6,776	1,684,043	22,019	1,712,838	1,317
Consumer	30	2,641	140	2,811	14,646	129	17,457	73
	$6,209	$8,702	$3,660	$18,571	$5,596,230	$126,718	$5,737,443	$3,660
(1) Loans 90 days past due and still accruing excludes $41,328 of PCI loans accounted for on a pooled basis as of December 31, 2019.

Loans 90 days past due and still accruing interest were $4,204 and $3,660 as of December 31, 2020 and December 31, 2019, respectively. These loans are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $29,157 and $2,142 as of December 31, 2020 and 2019, respectively.

The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the twelve months ended December 31, 2020. There were thirteen and two new TDRs during the years ended December 31, 2020 and 2019. The Company did not grant principal reductions or interest rate concessions on any TDRs during the twelve months ended December 31, 2020. The terms of certain loans modified as TDRs during the year ended December 31, 2020 and December 31, 2019 are summarized in the following tables:

	During the year ended December 31, 2020
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
OOCRE	$5,326	$—	$5,326	5
NOOCRE	—	19,454	19,454	4
Commercial	1,419	1,345	2,764	4
Total	$6,745	$20,799	$27,544	13

	During the year ended December 31, 2019
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$919	$115	$1,034	2
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the years ended December 31, 2020 and 2019. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the years ended December 31, 2020 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was $1,537. Interest income recorded during the year ended December 31, 2019 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of December 31, 2020 or December 31, 2019.
For the year ended December 31, 2020, the Company had 754 modifications of loans with aggregate principal balances of $1,126,975 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and related interagency guidance of the federal banking agencies. As of February 18, 2021, the Company had $26,111 in loans with remaining deferments.

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
    Credits rated doubtful are those in which full collection of principal appears highly questionable, and in which some degree of loss is anticipated, even though the ultimate amount of loss may not yet be certain and/or other factors exist which could affect collection of debt. Based upon available information, positive action by the Company is required to avert or minimize loss. Credits rated doubtful are generally also placed on nonaccrual.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction and land:
Pass	$155,358	$282,497	$179,372	$11,791	$9,938	$27,147	$21,066	$—	$687,169
Special mention	—	—	2,666	—	—	—	—	—	2,666
Substandard	—	—	510	—	—	—	—	—	510
PCD	—	—	—	—	—	2,685	—	—	2,685
Total construction and land	$155,358	$282,497	$182,548	$11,791	$9,938	$29,832	$21,066	$—	$693,030

Farmland:
Pass	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844
Total farmland	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844

1 - 4 family residential:
Pass	$120,580	$79,617	$91,890	$49,338	$31,936	$115,797	$19,065	$2,968	$511,191
Special mention	—	1,077	154	760	—	687	—	—	2,678
Substandard	—	—	142	668	—	—	924	—	1,734
PCD	—	—	—	—	—	8,741	—	—	8,741
Total 1 - 4 family residential	$120,580	$80,694	$92,186	$50,766	$31,936	$125,225	$19,989	$2,968	$524,344

Multi-family residential:
Pass	$107,332	$106,559	$139,721	$18,722	$32,672	$7,218	$58	$—	$412,282
Special mention	—	—	12,680	—	—	—	—	—	12,680
Total multi-family residential	$107,332	$106,559	$152,401	$18,722	$32,672	$7,218	$58	$—	$424,962

OOCRE:
Pass	$113,741	$65,262	$75,940	$79,253	$79,202	$176,668	$5,532	$—	$595,598
Special mention	—	948	22,725	3,701	12,860	4,326	—	—	44,560
Substandard	370	—	10,579	3,830	11,315	6,822	201	6,206	39,323

PCD	—		—		—	—	7,951	30,040	—	—	37,991
Total OOCRE	$114,111		$66,210		$109,244	$86,784	$111,328	$217,856	$5,733	$6,206	$717,472

NOOCRE:
Pass	$361,246		$255,976		$445,079	$90,738	$174,893	$309,572	$13,413	$—	$1,650,917
Special mention	101		31,714		37,572	19,262	25,997	37,951	493	—	153,090
Substandard	1,226	0	9,850	0	4,562	4,108	—	23,098	14,105	—	56,949
PCD	—		—		18,744	—	6,652	17,780	—	—	43,176
Total NOOCRE	$362,573		$297,540		$505,957	$114,108	$207,542	$388,401	$28,011	$—	$1,904,132

Commercial:
Pass	$251,004		$158,158		$112,961	$50,734	$19,821	$41,856	$758,832	$13,400	$1,406,766
Special mention	1,306		2,539		8,224	10,033	1,201	2,165	26,922	3,670	56,060
Substandard	722		4,487		23,245	3,772	7,216	2,083	30,460	5,275	77,260
PCD	—		—		—	3,382	4,196	11,882	—	—	19,460
Total commercial	$253,032		$165,184		$144,430	$67,921	$32,434	$57,986	$816,214	$22,345	$1,559,546

MW:
Pass	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594
Total MW	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594

Consumer:
Pass	$2,489		$1,216		$1,038	$3,899	$887	$353	$1,475	$—	$11,357
Special mention	—		—		—	—	25	227	—	—	252
Substandard	—		—		—	60	—	66	1,063	—	1,189
PCD	—		—		—	36	—	166	—	—	202
Total consumer	$2,489		$1,216		$1,038	$3,995	$912	$812	$2,538	$—	$13,000

Total Pass	$1,112,617		$950,257		$1,049,368	$308,163	$349,349	$682,267	$1,398,329	$16,368	$5,866,718
Total Special Mention	1,407		36,278		84,021	33,756	40,083	45,356	27,415	3,670	271,986
Total Substandard	2,318		14,337		39,038	12,438	18,531	32,069	46,753	11,481	176,965
Total PCD	—		—		18,744	3,418	18,799	71,294	—	—	112,255
Total	$1,116,342		$1,000,872		$1,191,171	$357,775	$426,762	$830,986	$1,472,497	$31,519	$6,427,924
.
1 Term loans amortized cost basis by origination year excludes $2,468 of deferred loan fees, net.

The following table summarizes the Company’s internal ratings of its loans, including PCI loans, as of December 31, 2019:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	PCI	Total
Real estate:
Construction and land	$618,773	$3,965	$2,689	$—	$3,947	$629,374
Farmland	16,939	—	—	—	—	16,939
1 - 4 family residential	541,787	795	3,460	—	3,769	549,811
Multi-family residential	320,041	—	—	—	—	320,041
Commercial real estate	2,332,357	23,494	38,278	—	96,854	2,490,983
Commercial	1,610,150	51,999	28,670	—	22,019	1,712,838
MW	183,628	—	—	—	—	183,628
Consumer	17,106	40	182	—	129	17,457
Total	$5,640,781	$80,293	$73,279	$—	$126,718	$5,921,071

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

December 31, 2019
Carrying amount	$126,125
Outstanding balance	157,417
Changes in the accretable yield for PCI loans for the years ended December 31, 2019 and 2018 are included in table below.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$18,747	$2,723
Additions	19,870	1,459
Reclassifications from nonaccretable	12,719	19,162
Accretion	(13,112)	(4,597)
Balance at year-end	$38,224	$18,747
During the year ended December 31, 2019, the Company received cash collections in excess of expected cash flows on PCI loans accounted for individually and not aggregated into loan pools of $440.
Servicing Assets
The Company was servicing loans of approximately $264,019 and $205,210 as of December 31, 2020 and 2019, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$3,113	$1,304
Servicing assets acquired through acquisition	—	2,382
Increase from loan sales	1,121	1,253
Servicing asset impairment, net of recoveries	(368)	(188)
Amortization charged as a reduction to income	(503)	(1,638)
Balance at year-end	$3,363	$3,113
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2020 and 2019 there was a valuation allowance of $556 and $188, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2020 and 2019.
During the years ended December 31, 2020, 2019 and 2018, the Bank sold $41,488, $64,830 and $26,662, respectively, of SBA loans held for investment resulting in a gain of $3,379, $4,388 and $2,348, respectively. The gain on sale of SBA loans is recorded in government guaranteed loan income, net in the accompanying consolidated statements of income.

7. Bank Premises and Equipment
Bank premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2020	2019
Building and improvements	$61,035	$60,959
Site improvements	3,303	2,633
Tenant improvements	779	744
Leasehold improvements	5,923	5,542
Land	44,078	45,878
Furniture, fixtures and equipment	17,751	16,073
Construction in Progress	630	608
	133,499	132,437
Less accumulated depreciation and amortization	18,436	13,901
	$115,063	$118,536
The Company recorded depreciation and amortization expense of approximately $4,535, $3,911 and $3,017 for the years ended December 31, 2020, 2019 and 2018, respectively.

8. Leases
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and accounts payable and other liabilities, respectively, on the Company’s consolidated balance sheets. The Company does not currently have finance leases in which it is the lessee.
    Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income.
    The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to eight years. Certain lease arrangements contain extension options which typically range from five to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2020, operating lease ROU assets and liabilities were $14,875 and $15,601, respectively. As of December 31, 2019, operating lease ROU assets and liabilities were $13,205 and $14,095, respectively, and is recorded in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.
    The table below summarizes the Company’s net lease cost:

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$4,131	$4,999
Variable lease cost	810	988
Net lease cost	$4,941	$5,987

    The table below summarizes other information related to the Company’s operating leases:

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,994	$4,325
Weighted-average remaining lease term - operating leases, in years	3.3 years	4.4 years
Weighted-average discount rate - operating leases	1.56%	1.59%

    A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2020
Lease payments due:
Within one year	$3,637
After one but within two years	3,323
After two but within three years	3,246
After three but within four years	2,808
After four but within five years	2,058
After five years	1,325
Total undiscounted cash flows	16,397
Less: Discount on cash flows	(796)
Total lease liability	$15,601

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

9. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2020
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	6.0 years	$81,769	$—	$24,011	$57,758
Servicing asset	7.4 years	6,847	556	2,928	3,363
Intangible lease assets	1.4 years	4,779	—	4,167	612
		$93,395	$556	$31,106	$61,733

	December 31, 2019
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	7.0 years	$81,769	$—	$14,206	$67,563
Servicing asset	6.7 years	5,726	188	2,425	3,113
Intangible lease assets	1.4 years	4,765	—	3,178	1,587
		$92,260	$188	$19,809	$72,263

For the years ended December 31, 2020, 2019 and 2018, amortization expense related to intangible assets of approximately $11,297, $12,022 and $4,060, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. For the years ended December 31, 2020 and 2019, a valuation allowance related to intangible assets was 556 and $188, respectively. There was no impairment expense related to intangible assets as of December 31, 2018. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2020 was as follows:

Year	Amount
2021	$10,509
2022	10,439
2023	10,266
2024	10,238
2025	9,800
Thereafter	10,481
$61,733

10. Goodwill
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2020	2019
Balance at beginning of year	$370,840	$161,447
Green acquisition	—	209,393
Balance at end of year	$370,840	$370,840

11. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2020	2019
Noninterest-bearing demand accounts	$2,097,099	$1,556,500
Interest-bearing demand accounts	453,111	388,877
Savings accounts	106,820	86,079
Limited access money market accounts	2,398,525	2,180,016
Certificates of deposit, greater than $100	1,179,853	1,234,324
Certificates of deposit, less than $100	277,438	448,554
Total	$6,512,846	$5,894,350

As of December 31, 2020, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2021	$1,194,780
2022	217,932
2023	24,035
2024	12,365
2025	8,179
Total	$1,457,291
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $106 and $259 as of December 31, 2020 and 2019, respectively. Brokered deposits at December 31, 2020 and 2019 totaled approximately $199,801 and $312,467, respectively.

12. Advances from the FHLB
Advances from the FHLB totaled $777,718 and $677,870 at December 31, 2020 and 2019, respectively. As of December 31, 2020, the advances were collateralized by a blanket floating lien on certain debt securities and loans, had a weighted average rate of 0.94% and mature on various dates from 2022 to 2035. The Company had the availability to borrow additional funds of approximately $766,437 as of December 31, 2020.
Contractual maturities of FHLB advances at December 31, 2020 were as follows:

2022	$27,718
2025 and thereafter	750,000
Total	$777,718

13. Other Credit Extensions
As of December 31, 2020 the Company maintained five credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $175,000. As of December 31, 2019, the Company maintained three credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $150,000. There were no borrowings under these credit facilities as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $871,485 and $1,022,401, respectively. Approximately $94,222 and $843,861 of commercial loans were pledged as collateral at December 31, 2020 and 2019, respectively. There were no borrowings under this line of credit as of December 31, 2020 and 2019.

14. Borrowed Funds
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2020	2019
Junior subordinated debentures (1)	$30,244	$30,023
Subordinated notes (2)	232,534	115,548
	$262,778	$145,571
(1) Junior subordinated debentures are net of a discount of $3,624 and 3,845 as of December 31, 2020 and 2019, respectively.
(2) Subordinated notes include a premium of $1,038 and $2,081 and debt issuance costs of $3,504 and $1,533 as of December 31, 2020 and 2019, respectively.

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
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2020 and 2019 was 2.07% and 3.74%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2020 and 2019 was 4.23% and 6.10%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2020 and 2019 was 2.09% and 3.84%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2020 and 2019 was 2.02% and 3.69%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities, SovDallas Trust Securities, Patriot I Trust Securities and Patriot II Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Subordinated Notes
During 2013 the Company issued, in the aggregate principal amount of $5,000, subordinated promissory notes (the “Notes”) in a private offering. The Notes were issued to certain entities controlled by an affiliate of the Company. The Notes are unsecured, with interest payable quarterly at a fixed rate of 6.0% per annum, and unpaid principal and interest due at the stated maturity on December 31, 2023. The Notes qualify as Tier 2 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve. In addition, the Notes may be redeemed, in whole or in part, on any interest payment date that occurs on or after December 23, 2018, subject to approval of the Federal Reserve. The Notes were redeemed in whole on February 14, 2020.
In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and is recorded as additional paid-in capital, and the related debt discount is being accreted into interest expense. 10,000 warrants were exercised on February 12, 2020, costing $110,000.

In connection with the Company’s acquisition of Green on January 1, 2019, the Company assumed $35,000 of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “8.50% Fixed-to-Floating Notes”) that mature on December 15, 2026. The 8.50% Fixed-to-Floating Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines, have an interest rate of 8.50% per annum during the fixed-rate period from date of issuance through December 15, 2021. Interest is payable semi-annually on each June 15 and December 15 through December 15, 2021.

During the floating rate period from December 15, 2021, to but excluding the maturity date or date of earlier redemption, the 8.50% Fixed-to-Floating Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The 8.50% Fixed-to-Floating Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. The Company may elect to redeem the 8.50% Fixed-to-Floating Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the 8.50% Fixed-to-Floating Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of insolvency or reorganization.

On November 8, 2019, the Company issued $75,000 in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes (the "2019 Notes"). The 2019 Notes were issued in a private placement transaction to certain qualified institutional buyers and accredited and were registered under the Securities Act effective February 13, 2020. The 2019 Notes were issued under an indenture for Fixed-to-Floating Rate Subordinated Notes dated November 8, 2019, between Veritex Holdings, Inc., as issuer, and UMB Bank, N.A., as trustee. The Company may elect to redeem the 2019 Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after November 15, 2024 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The 2019 Notes, which qualify as Tier 2 capital under the Federal Reserve's capital guidelines, have an interest rate of 4.75% per annum during the fixed rate period from date of issuance through November 15, 2024. Interest is payable semi-annually on each May 15 and November 15 through November 15, 2024. The interest rate on the notes will vary beginning November 15, 2024, at a floating rate equal to the secured overnight financing rate, as determined quarterly on the determination date for the applicable interest period, plus 347 basis points.
On October 5, 2020, the Company completed the issuance and sale of $125,000 in aggregate principal amount of its 4.125% Fixed-to-Floating Rate Subordinated Debt due in 2030 (the “2020 Notes”). The 2020 Notes will bear interest: (i) from and including the date of issuance to, but excluding, October 15, 2025, at a rate of 4.125% per year and (ii) from and including October 15, 2025 to, but excluding, the maturity date (unless redeemed prior to such date), at a floating rate per year equal to the Benchmark (which is expected to be Three-Month Term Secured Overnight Funding Rate) plus 399.5 basis points. The Company has the right, subject to certain circumstances and the receipt of any required approval of the Federal Reserve Board, to redeem the 2020 Notes at the Company’s option, in whole or in part, on any interest payment date on or after October 15, 2025.The Company intends to use the net proceeds from the offering of 2020 Notes for general corporate purposes, including the potential repayment of outstanding indebtedness, and supporting capital levels of the Bank.

15. Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax expense (benefit):
Current	$23,587	$16,068	$8,189
Deferred	(9,384)	9,053	2,707
	$14,203	$25,121	$10,896

The table below reconciles income tax expense for the years ended December 31, 2020, 2019 and 2018 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Federal incomes tax expense rate at 21% for December 31, 2020, 2019 and 2018	$18,498	$24,330	$10,550
Bank-owned life insurance	(407)	(422)	(124)
Non-deductible transaction costs	—	308	727
Tax exempt interest income	(452)	(391)	(169)
Impact of IRS Settlement	—	(1,556)	—
Deferred tax true up	(1,181)	—	—
Deferred tax asset re-measurement due to the Tax Act	—	—	34
162(m) Disallowance	65	1,512	—
State Taxes	902	760	110
Excess benefit on share-based compensation	(1,435)	205	(248)
Net Operating Loss ("NOL") Carryback	(1,799)	—	—
Other	12	375	16
Total income tax expense	$14,203	$25,121	$10,896
Effective tax rate	16.1%	21.7%	21.7%

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$24,324	$6,232
Equity compensation	3,390	3,703
Purchase premium/loan discounts	2,945	9,347
Lease liability	3,276	2,960
Purchase securities	2,905	2,945
Other	3,901	3,930
Total deferred tax assets	40,741	29,117
Deferred tax liabilities:
Intangibles	11,911	13,527
Bank premises and equipment	4,036	4,811
ROU asset	3,124	2,773
Net unrealized gain on available for sale debt securities and derivative instruments	14,944	4,669
Other	2,063	1,904
Total deferred tax liabilities	36,078	27,684
Net deferred tax asset	$4,663	$1,433
Included within other assets in the accompanying consolidated balance sheet as of December 31, 2020 is a current tax receivable of $25,520 and a deferred tax asset of $4,663. Additionally, included within accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020 is a $270 current state tax payable. Included in the accompanying consolidated balance sheets as of December 31, 2019 is a current tax receivable of $10,403 and a net deferred tax asset of $1,433 in other assets. Additionally, included within accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2019 is a $780 current state tax payable.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2020, 2019 and 2018. During the year ending December 31, 2020, the Company recorded an uncertain tax position liability for state nexus tax exposure of $549 in accounts payable and other liabilities in the accompanying consolidated balance sheets. During the year ending December 31, 2019, the Company recorded an uncertain tax position associated with the acquisition of Green and subsequently reached a settlement with the taxing authority.

	December 31
	2020	2019	2018
Unrecognized tax benefits at the beginning of the year:	$—	$—	$—
Gross increases, related to tax positions taken in a prior period	281	2,155	—
Gross increases, related to tax positions taken in current period	268	—	—
Settlement with taxing authority	—	(2,155)	—
Unrecognized tax benefits at the end of the year	$549	$—	$—
The Company has federal "NOL" carryforwards that are subject to a pre-tax limitation under Section 382 of approximately $3,055 as of December 31, 2020. The federal NOL carryforwards will expire with the 2031 tax year, if unused.

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2020, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2017 and state income tax examinations for tax years prior to 2016.

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
Qualified Affordable Housing Investments
The Company invests in certain qualified affordable housing projects. At December 31, 2020 and 2019, the balance of the investments for qualified affordable housing projects was $2,899 and $3,292, respectively. This balance is reflected in other assets on the consolidated balance sheets. The total unfunded commitment related to the investments in a qualified housing project totaled $362 and $1,091 at December 31, 2020 and 2019, respectively, which is reflected in accrued interest payable on the consolidated balance sheets. The Company expects to fulfill this commitment during the year ending 2034.
As of December 31, 2020, the expected future minimum commitment payments under the Company’s qualified affordable housing investments for each of the following five years were:

Year Ending December 31,	Future Minimum Payments
2021	$132
2022	26
2023	26
2024	37
2025	51
Thereafter	90
Total	$362

Refer to Note 12 "Advances from the FHLB", Note 14 "Borrowed Funds" and Note 18 "Off-Balance Sheet Loan Commitments" for further discussion on commitments.

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
Assets and liabilities measured at fair value on a recurring basis include the following:
Available for Sale Debt Securities:  Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Equity Security With a Readily Determinable Fair Value: This investment represents our Community Reinvestment Act security which is reported at fair value utilizing a Level 1 input which includes a quoted price in an active market for the identical asset.

PPP Loans: The fair value of PPP loans is based on commitments from investors or prevailing market prices.
Loans Held for Sale: The fair value of government guaranteed loans held-for-sale is based on commitments from investors or prevailing market prices.
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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,024,329	$—	$1,024,329
Equity securities with a readily determinable fair value	11,363	—	—	11,363
PPP Loans	—	358,042	—	358,042
Loans held for sale (1)	—	6,681	—	6,681
Interest rate swap designated as hedging instruments	—	17,543	—	17,543
Customer interest rate swaps not designated as hedging instruments	—	10,937	—	10,937
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,255	$—	$2,255
Correspondent interest rate caps and collars not designated as hedging instruments	—	11,666	—	11,666
Customer interest rate swaps not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
Available for sale debt securities	$—	$964,365	$—	$964,365
Equity securities with a readily determinable fair value	11,122	—	—	11,122
Loans held for sale (1)	—	10,068	—	10,068
Correspondent interest rate swaps	—	105	—	105
Customer interest rate swaps	—	4,393	—	4,393
Correspondent interest rate caps and collars	—	11	—	11
Commercial loan interest rate floor	—	3,353	—	3,353
Financial Liabilities:
Correspondent interest rate swaps	$—	$4,736	$—	$4,736
Customer interest rate swaps	—	84	—	84
Customer interest rate caps and collars	—	11	—	11
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2020 and 2019.

Certain assets, including collateral dependent loans with an ACL, servicing asset with a valuation allowance and other real estate owned are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Collateral Dependent Loans with an ACL: A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL is measured by estimating the fair value of the loan's underlying collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Appraisals for collateral dependent loans with an ACL are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry wide-statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value.
Other Real Estate Owned with a Valuation Allowance: The Company records other real estate owned at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate owned is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease) and the value determined by subsequent appraisals or internal valuations of the other real estate owned. The Company outsources the valuation of other real estate owned with material balances to third-party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value to consider applicable selling and closing costs.
Servicing Assets with a Valuation Allowance: The fair value of the servicing asset is estimated using discounted cash flows based on current market interest rates. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2020
Assets:
Collateral dependent loans with an ACL	$—	$—	$2,386	$2,386
Servicing assets with a valuation allowance	—	—	2,975	2,975
As of December 31, 2019
Assets:
Impaired loans	$—	$—	$4,504	$4,504
Other real estate owned	—	—	5,995	5,995
At December 31, 2020, collateral dependent loans with an ACL had a recorded investment of $7,115, with $4,729 specific allowance for credit loss allocated. At December 31, 2019, impaired loans with an allowance had a recorded investment of $4,504, with $1,602 specific allowance for credit loss allocated.
At December 31, 2020, servicing assets of $3,531 had a valuation allowance totaling $556.
Other real estate owned consisted of four properties recorded with a fair value of approximately $5,995 at December 31, 2019.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

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
Held-to-maturity debt securities: The fair values of these debt securities is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Loans held for investment:  The fair value of loans held for investment, excluding previously presented collateral dependent loans with an ACL measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 financial asset.
Loans held for sale Loans held for sale, include mortgage loans, which are carried at the lower of cost or estimated fair value. The fair value for the mortgage loans approximate their carrying value and these loans are considered Level 2 financial assets.
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
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2020 and 2019.
FHLB and FRB stock:  FHLB and FRB stock are carried at cost basis due to restrictions placed on the transferability of these investments. As a result, the fair value of these investments was not practicable to determine.
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

Advances from FHLB:  The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.
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

The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring or non-recurring basis under current authoritative guidance as of December 31, 2020 and 2019 were as follows:

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3
December 31, 2020
Financial assets:
Cash and cash equivalents	$230,825	$—	$230,825	$—
Held-to-maturity debt securities	30,872	—	34,283	—
Loans held for sale(1)	14,733	—	14,733	—
Loans held for investment(2)	6,317,986	—	—	6,335,402
Accrued interest receivable	23,798	—	23,798	—
Bank-owned life insurance	82,855	—	82,855	—
Servicing asset	388	—	486	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,236	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,512,846	$—	$6,608,849	$—
Advances from FHLB	777,718	—	782,321	—
Accrued interest payable	2,665	—	2,665	—
Subordinated debentures and subordinated notes	262,778	—	262,778	—
Securities sold under agreement to repurchase	2,225	—	2,199	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$251,550	$—	$251,550	$—
Held-to-maturity debt securities	32,965	—	34,810	—
Loans held for sale(1)	4,012	—	4,012	—
Loans held for investment(2)	5,921,205	—	—	5,899,945
Accrued interest receivable	19,508	—	19,508	—
Bank-owned life insurance	80,915	—	80,915	—
Servicing asset	3,113	—	3,113	—
Equity securities without readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	68,348	N/A	N/A	N/A
Financial liabilities:
Deposits	$5,894,350	$—	$5,692,217	$—
Advances from FHLB	677,870	—	708,692	—
Accrued interest payable	5,893	—	5,893	—
Subordinated debentures and subordinated notes	145,571	—	145,571	—
Securities sold under agreement to repurchase	2,353	—	2,353	—
(1) Loans held for sale primarily represent mortgage loans held for sale that are carried at lower of cost or market.
(2) Loans held for investment includes MW and is carried at amortized cost.

18. Off-Balance Sheet Loan Commitments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, mortgage warehouse commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
The Company’s exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, mortgage warehouse commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Commitments to extend credit	$2,743,571	$1,602,891
Mortgage warehouse commitments	354,603	347,459
Standby and commercial letters of credit	44,427	27,196
	$3,142,601	$1,977,546
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2020	2019
Beginning balance for allowance for credit losses on unfunded commitments	$878	$878
Impact of CECL adoption	840	—
Provision for credit losses on unfunded commitments	9,029	—
Ending balance of allowance for credit losses on unfunded commitments	$10,747	$878

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

The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying Consolidated Statements of Cash Flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in noninterest income and the operating section of the Consolidated Statement of Cash Flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2020 and December 31, 2019 were as shown in the table below.

	December 31, 2020			December 31, 2019
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$500,000	$17,543	$—	$—	$—	$—
Interest rate swap on money market deposit account payments	250,000	—	2,255	—	—	—
Commercial loan interest rate floor	—	—	—	275,000	3,353	—
Total derivatives designated as hedging instruments	$750,000	$17,543	$2,255	275,000	3,353	—

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$303,918	$—	$11,666	$222,394	$105	$4,736
Interest rate caps and collars	41,916	1	—	90,093	11	—
Commercial customer counterparty:
Interest rate swaps	303,918	10,937	—	222,394	4,393	84
Interest rate caps and collars	41,916	—	1	90,093	—	11
Total derivatives not designated as hedging instruments	$691,668	$10,938	$11,667	$624,974	$4,509	$4,831
Offsetting derivative assets/liabilities		1	1		(2,895)	(2,895)
Total derivatives	$1,441,668	$28,482	$13,923	$899,974	$4,967	$1,936

Pre-tax gain (loss) included in the Consolidated Statements of Income and related to derivative instruments for the years ended December 31, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$13,859	$—	Interest Expense	$—	$—	Interest Expense
Interest rate swap on money market deposit account payments	(1,781)	(605)	Interest Expense	—	—	Interest Expense
Commercial loan interest rate floors	(813)	1,937	Interest Income	1,497	(808)	Interest Income
Total	$11,265	$1,332		$1,497	$(808)

			Net Gain recognized in other noninterest income			Loss recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$2,481			$550

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from an FHLB advance, repurchase agreement, brokered certificate of deposit or some combination of the foregoing.

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$303,918	3.14% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$(11,666)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + —%	Wtd. Avg. 1.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$303,918	3.14% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$10,937
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + —% - 2.5%	Wtd. Avg. 1.6 years	$(1)

	December 31, 2019
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$222,394	2.944% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 3.3 years	$(4,632)
Interest rate caps and collars	$90,093	2.430% / 5.800%	LIBOR 1 month + —% - 3.75%	Wtd. Avg. 1.5 years	$11

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$222,394	2.944% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 3.3 years	$4,309
Interest rate caps and collars	$90,093	3.000% / 5.800%	LIBOR 1 month + — - 3.75%	Wtd. Avg. 1.5 years	$(11)

20. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2020 and 2019, the company made matching contributions of $3,210 and $2,896, respectively.

Employee Stock Ownership Plan ("ESOP")

Effective January 1, 2012, the Company adopted the ESOP, which covered substantially all employees (subject to certain exclusions). The Company ceased making new contributions to the ESOP effective January 1, 2019 and approved an amendment to terminate the ESOP effective on June 30, 2019. During the year ended December 31, 2020, the Company received an IRS determination letter approving a liquidation of the ESOP. As of December 31, 2020, the Company had not yet liquidated the ESOP assets.

There was no compensation expense attributed to the ESOP for the years ended December 31, 2020 and 2019. Compensation expense attributed to ESOP contributions recorded in the accompanying consolidated statements of income for the year ended December 31, 2018 was approximately $863.

21. Stock and Incentive Plans
2010 Stock Option and Equity Incentive Plan
In 2010, the Company adopted the 2010 Stock Option and Equity Incentive Plan (the “2010 Incentive Plan”), which the Company’s shareholders approved in 2011. The maximum number of shares of common stock that may be issued pursuant to grants or options under the 2010 Incentive Plan is 1,000,000. The 2010 Incentive Plan is administered by the Board and provides for both the direct award of stock and the grant of stock options to eligible directors, officers, employees and outside consultants of the Company or its affiliates as defined in the 2010 Incentive Plan. The Company may grant either incentive stock options or nonqualified stock options as directed in the 2010 Incentive Plan.
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
During the years ending December 31, 2020, 2019 and 2018, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the year ended December 31, 2020, there was no stock compensation expense related to the 2010 Incentive Plan. For the years ended December 31, 2019 and 2018, approximately $3 and $27 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income.

A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2020, 2019 and 2018 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	305,000	$10.16	3.59 years
Exercised	(30,000)	10.61
Outstanding at December 31, 2018	275,000	$10.12	2.39 years
Exercised	(17,500)	10.24
Outstanding at December 31, 2019	257,500	$10.28	1.37 years
Exercised	(237,500)	10.12
Outstanding and exercisable at December 31, 2020	20,000	$10.09	1.06 years	$374
As of December 31, 2020 and 2019, there was no unrecognized stock compensation expense related to non-performance based stock options. As of December 31, 2018, there was approximately $3 of unrecognized compensation expense related to non-performance-based stock options.
A summary of the status of the restricted stock units under the 2010 Incentive Plan as of December 31, 2020, 2019, and 2018 and changes during the years is presented below:

	2010 Incentive Plan
	Nonperformance-based restricted stock units
	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	24,250	$13.19
Forfeited	(500)	10.85
Vested into shares	(23,750)	12.14
Outstanding at December 31, 2018	—	$—
Outstanding at December 31, 2019	—	—
Outstanding at December 31, 2020	—	$—
As of December 31, 2020, 2019, and 2018, there was no remaining unrecognized compensation expense related to non-vested restricted stock units.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2010 Incentive Plan as of December 31, 2020, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2020	2019	2018
Nonperformance-based stock options exercised	$6,579	$454	$803
Nonperformance-based restricted stock units vested	—	—	713
2019 Amended Plan and Green Acquired Omnibus Plans
2020 Grants of Restricted Stock Units

    In the year ended December 31, 2020, the Company granted non-performance-based and performance-based restricted stock units (“RSUs”) under the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated the 2014 Omnibus Incentive Plan (“2019 Amended Plan”), and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The majority of the non-performance-based RSUs granted to employees during the year ended December 31, 2020 vest after three or five equal installments on each anniversary of the grant date. There were also non-performance-based restricted stock units granted with no vesting conditions on the grant date.

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

2020 Grant of Stock Options
    In January 2020, the Company granted non-performance-based options under the 2019 Amended Plan and the Veritex (Green) 2014 Plan, which vest over three equal installments on each anniversary of the grant date.
The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the grants:

For the Year Ended December 31,
	2020	2019	2018
Dividend yield	2.33% to 5.14%	1.73% to 2.01%	—%
Expected life	5.00 to 6.51 years	4.52 to 7.51 years	5.00 to 7.50 years
Expected volatility	27.49% to 42.37%	28.85% to 29.65%	27.87% to 37.55%
Risk-free interest rate	0.36% to 1.76%	1.53% to 2.51%	1.06% to 2.94%

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
Stock Compensation Expense and Liability Award Compensation Expense
Stock compensation expense for equity awards under the 2019 Amended Plan was approximately $6,080 and $3,044 for the years ended December 31, 2020, 2019, respectively.
Stock compensation expense for options and restricted stock unit awards granted under the Veritex (Green) 2014 Plan was approximately $1,903 and $1,525 for the year ended December 31, 2020 and 2019, respectively.
There was no compensation expense for liability-classified awards sunder the 2019 Amended Plan during the year ended December 31, 2020. There was $1,403 of compensation expense for liability-classified awards under the 2019 Amended Plan during the year December 31, 2019.
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

2019 Amended Plan

A summary of the status of the Company’s stock options under the 2019 Amended Plan as of December 31, 2020, 2019 and 2018, and changes during the years then ended, is as follows:

	2019 Amended Plan
	Nonperformance-based stock options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	330,723	$22.71	8.86 years		—	—	—
Granted	137,576	28.04			—	—
Forfeited	(4,083)	27.59			—	—
Exercised	(14,696)	15.29			—	—
Outstanding at December 31, 2018	449,520	$24.47	8.24 years		—	$—	—
Granted	200,561	22.72			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(41,336)	25.51			—	—
Exercised	(12,610)	15.42			—	—
Outstanding at December 31, 2019	849,768	$23.61	8.24 years		—	—	—
Granted	185,025	26.73			—	—
Forfeited	(25,053)	27.37			—	—
Exercised	(33,939)	19.10			—	—
Outstanding at December 31, 2020	975,801	$24.26	7.45 years	$2,422	—	—	—	$—
Options exercisable at December 31, 2020	491,704	$24.25	6.40 years	$1,199	—	—	—	$—
Weighted average fair value of options granted during the period		$6.37				$—

As of December 31, 2020, 2019 and 2018 there was $2,470, $2,948 and $2,103 of total unrecognized compensation expense related to stock options awarded under the 2019 Amended Plan, respectively. As of December 31, 2020, there was no unrecognized compensation expense related to liability options awarded under the 2019 Amended Plan. The unrecognized compensation expense at December 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.65 years.

A summary of the status of the Company’s non-performance based restricted stock units under the 2019 Amended Plan as of December 31, 2020, 2019 and 2018, and changes during the year then ended is as follows:

	2019 Amended Plan
	Nonperformance-based restricted stock units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	150,722	$13.29	—	$—
Granted	60,650	29.27	—	—
Vested into shares	(73,988)	24.44	—	—
Forfeited	(3,929)	26.29	—	—
Outstanding at December 31, 2018	133,455	$19.67	—	$—
Granted	127,459	22.44	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(250,965)	22.29	—	—
Outstanding at December 31, 2019	175,688	$21.65	—	$—
Granted	360,400	20.38	—	—
Vested into shares	(93,377)	24.73	—	—
Forfeited	(1,579)	29.13	—	—
Outstanding at December 31, 2020	441,132	$20.39	—	$—

A summary of the status of the Company’s performance based restricted stock units under the 2019 Amended Plan as of December 31, 2020, 2019 and 2018, and changes during the years then ended is as follows:

	2019 Amended Plan
	Performance-based restricted stock units
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	53,594	$17.68	—	$—
Granted	40,269	27.59	—	—
Vested into shares	(28,109)	18.69	—	—
Forfeited	(1,766)	27.59	—	—
Outstanding at December 31, 2018	63,988	$21.28	—	$—
Granted	38,746	22.53	32,249	21.38
Conversion to equity awards	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(19,972)	21.38	—	—
Outstanding at December 31, 2019	63,727	$22.76	—	$—
Granted	39,398	25.94	—	—
Vested into shares	(1,841)	19.69	—	—
Forfeited	(1,089)	19.69	—	—
Outstanding at December 31, 2020	100,195	$23.20	—	$—

As of December 31, 2020, 2019, and 2018 there was $8,222, $4,329 and $3,430 of total unrecognized compensation expense related to restricted stock units awarded under the 2019 Amended Plan, respectively. As of December 31, 2020, there was no unrecognized compensation related to liability restricted stock units awarded under the 2019 Amended Plan. The unrecognized compensation expense at December 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.61 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2019 Amended Plan as of December 31, 2020, 2019 and 2018 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2020	2019	2018
Nonperformance-based stock options exercised	$954	334	383
Nonperformance-based restricted stock units vested	2,529	6,113	2,128
Performance-based restricted stock units vested	36	1,089	745

Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2020 and 2019 changes during the years then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(12,673)	13.17
Exercised	(116,929)	13.60
Outstanding at December 31, 2019	386,969	19.30
Granted	31,075	29.13
Forfeited	(30,711)	20.92
Exercised	(35,333)	19.42
Outstanding at December 31, 2020	352,000	$19.99	6.97 years	$2,124
Options exercisable at December 31, 2020	209,844	$17.89	6.11 years	$1,642
Weighted average fair value of options granted during the period		$9.56

As of December 31, 2020 and 2019, there was $626 and $1,062, respectively, of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. The unrecognized compensation expense at December 31, 2020 is expected to be recognized over the remaining weighted average requisite service period of 2.13 years.

A summary of the status of the Company’s non-performance-based restricted stock units under the Veritex (Green) 2014 Plan as of December 31, 2020 and 2019 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at December 31, 2019	116,250	21.38
Granted	93,918	21.36
Vested into shares	(38,744)	21.38
Forfeited	(15,237)	23.62
Outstanding at December 31, 2020	156,187	$22.64

A summary of the status of the Company’s performance-based restricted stock units under the Veritex (Green) 2014 Plan as of December 31, 2020 and 2019 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance Based Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	21.38
Forfeited	(825)	21.38
Outstanding at December 31, 2019	25,320	$21.38
Granted	8,531	25.94
Forfeited	(3,123)	19.69
Outstanding at December 31, 2020	30,728	$21.43

As of December 31, 2020 and 2019, there was $2,484 and $1,991, respectively, of total unrecognized compensation related to outstanding restricted stock units awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.02 years.
    A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the year ended December 31,
	2020	2019
Non-performance-based stock options exercised	$1,021	$3,054
Non-performance-based restricted stock units vested	828	—

Green Bancorp Inc. 2010 Stock Option Plan and Green Bancorp Inc. 2006 Stock Option Plan

    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed two stock and incentive plans in the Green acquisition, the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”) and the Green Bancorp Inc. 2006 Stock Option Plan (“Green 2006 Plan”).
A summary of the status of the Company’s non-performance-based restricted stock units under the Green 2010 Plan as of December 31, 2020 and 2019 and changes during the years then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	768,628	10.73
Forfeited	(6,241)	13.69
Exercised	(190,652)	10.93
Outstanding at December 31, 2019	571,735	10.64
Exercised	(440,652)	10.35
Outstanding and exercisable at December 31, 2020	131,083	$11.60	4.90 years	$1,843
As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to options awarded under the Green 2010 Plan.
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the year ended December 31, 2020 and 2019 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2020	2019
Non-performance-based stock options exercised	$12,231	$5,554

A summary of the status of the Company’s non-performance-based restricted stock units under the Green 2006 Plan as of December 31, 2020 and 2019 and changes during the years then ended, is as follows:

	Green 2006 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	11,850	10.45
Exercised	(11,850)	10.45
Outstanding at December 31, 2019 and 2020	—	—
As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to options awarded under the Green 2006 Plan.
A summary of the fair value of the Company’s stock options exercised under the Green 2006 Plan during the year ended December 31, 2020 and 2019 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2020	2019
Non-performance-based stock options exercised	$—	$345

22. Significant Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the Dallas-Fort Worth metroplex and Houston metropolitan area. Such customers are normally also depositors of the Company.
The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company has a diversified loan portfolio, however a significant portion of the Company's loans are collateralized by real estate. Repayment of these loans is in part dependent upon the economic conditions in the market area.
The contractual amounts of credit related financial instruments such as commitments to extend credit, MW commitments, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

23. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $34,944 and $70,113 as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, new advances of approximately $12,477 were made to related parties with approximately $19,991 principal payments received. During the year ended December 31, 2019, new advances of approximately $42,163 were made to related parties with approximately $42,398 principal payments received. There were $13,191 and $17,180 in unfunded commitments to related parties as of December 31, 2020 and 2019, respectively. At December 31, 2020, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2020 and 2019 totaled approximately $506,068 and $70,986, respectively.

24. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if, among other things, the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.

The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and, if the Bank were not eligible for or did not opt into the Community Bank Leverage Ratio (“CBLR”) framework, certain off-balance sheet items as calculated under regulatory accounting practices. If the Company were not eligible for or did not opt into the CBLR framework, its capital amounts and classification would also be subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors.

Under the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”) and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in assets may elect to satisfy a single CBLR of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. We have elected to use the CBLR framework. Accordingly, if we and the Bank continue to meet all requirements under this framework, we and the Bank will not be required to report or calculate risk-based capital, and the Bank will be considered to have met the well-capitalized ratio requirements under Prompt Corrective Action (“PCA”) regulations. The federal banking agencies have finalized the CBLR minimum at 9% and we and the Bank exceed this standard. The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted March 27, 2020, temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022.

If we were not eligible for or did not opt into the CBLR framework, we would be subject to other quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Additionally, to be categorized as “well capitalized,” a banking organization that does not operate under the CBLR framework is required to maintain minimum total risk-based common equity Tier 1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of December 31, 2020 and December 31, 2019, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” if the Company and the Bank were not operating under the CBLR framework. There are no conditions or events since December 31, 2020 that management believes have changed the Company’s category.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company's and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to capital amounts and ratios that would be required if the Company and Bank were not operating under the CBLR framework is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk-weighted assets)
Company	$1,099,031	13.57%	$647,918	8.0%	n/a	n/a
Bank	968,481	11.96	647,813	8.0	$809,767	10.0%
Tier 1 capital (to risk-weighted assets)
Company	782,487	9.66	486,017	6.0	n/a	n/a
Bank	884,471	10.92	485,973	6.0	647,964	8.0
Common equity tier 1 (to risk-weighted assets)
Company	753,261	9.30	364,481	4.5	n/a	n/a
Bank	884,471	10.92	364,480	4.5	526,471	6.5
Tier 1 capital (to average assets)
Company	782,487	9.43	331,914	4.0	n/a	n/a
Bank	884,471	10.66	331,884	4.0	414,855	5.0
As of December 31, 2019
Total capital (to risk-weighted assets)
Company	$917,939	13.10%	$560,573	8.0%	n/a	n/a
Bank	870,838	12.44	560,024	8.0	$700,031	10.0%
Tier 1 capital (to risk-weighted assets)
Company	771,679	11.02	420,152	6.0	n/a	n/a
Bank	840,126	12.00	420,063	6.0	560,084	8.0
Common equity tier 1 (to risk-weighted assets)
Company	742,675	10.60	315,287	4.5	n/a	n/a
Bank	840,126	12.00	315,047	4.5	455,068	6.5
Tier 1 capital (to average assets)
Company	771,679	10.17	303,512	4.0	n/a	n/a
Bank	840,126	11.07	303,569	4.0	379,461	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.95% as of December 31, 2020. Dividends of $65,000 and $56,750 were paid by the Bank to the Holdco during the years ended December 31, 2020 and 2019, respectively. Dividends of $34,057, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2020. Dividends of $26,796, or $0.125 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2019.

25. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$129,969	$45,563
Investment in subsidiaries	1,335,603	1,289,273
Other assets	4,638	2,780
Total assets	$1,470,210	$1,337,616
Liabilities and Stockholders’ Equity
Other liabilities	$4,056	$1,248
Other borrowings	262,778	145,571
Total liabilities	$266,834	$146,819
Stockholders’ equity
Common stock	$555	$511
Additional paid-in capital	1,126,437	1,117,879
Retained earnings	172,232	147,911
Accumulated other comprehensive income	56,225	19,061
Treasury stock	(152,073)	(94,565)
Total stockholders’ equity	1,203,376	1,190,797
Total liabilities and stockholders’ equity	$1,470,210	$1,337,616

Statements of Income

	Year Ended December 31,
	2020	2019	2018
Cash dividends from subsidiary	$65,000	$56,750	$—
Excess of earnings over dividend from subsidiary	16,693	43,199	44,850
Other	53	50	20
	81,746	99,999	44,870
Interest on borrowings	8,529	4,672	974
Salaries and employee benefits	612	790	853
Merger and acquisition expense	—	4,942	3,886
Other	798	797	529
	9,939	11,201	6,242
Earnings before income tax benefit	71,807	88,798	38,628
Income tax benefit	(2,076)	(1,941)	(713)
Net income	$73,883	$90,739	$39,341

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$73,883	$90,739	$39,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs, net	1,263	2,353	2
Equity in undistributed net income of Bank	(16,693)	(43,199)	(44,850)
(Increase) decrease in other assets	(1,853)	(1,861)	2,226
Increase (decrease) in other liabilities	726	(5,024)	(2,042)
Net cash provided (used in) by operating activities	57,326	43,008	(5,323)
Cash flows from investing activities:
Net cash received in acquisition	—	5,818	—
Net cash used in investing activities	—	5,818	—
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	123,026	75,000	—
Net proceeds from sale of common stock in public offering	—	—	2
Proceeds from exercise of stock warrants	109	—	—
Redemption of subordinated debt	(5,000)	—	—
Proceeds from exercise of employee stock options	4,301	3,938	454
Payments to tax authorities for stock-based compensation	(3,829)	(1,346)	(593)
Proceeds from payments on ESOP loan	—	—	109
Offering costs paid in connection with acquisition	—	—	(899)
Repurchase of treasury stock	(57,470)	(94,533)	—
Dividends paid	(34,057)	(26,796)	—
Net cash provided (used in) by financing activities	27,080	(43,737)	(927)
Net increase (decrease) in cash and cash equivalents	84,406	5,089	(6,250)
Cash and cash equivalents at beginning of year	45,563	40,474	46,724
Cash and cash equivalents at end of year	$129,969	$45,563	$40,474

26. Summary of Quarterly Financial Statements (Unaudited)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, necessary for the fair presentation of the results of operations, for the periods presented.

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$78,100	$77,429	$79,342	$86,979
Interest expense	11,334	11,559	13,585	19,574
Net interest income	66,766	65,870	65,757	67,405
Provision for credit losses	—	8,692	16,172	31,776
Provision for credit losses for unfunded commitments	902	1,447	2,799	3,881
Noninterest income	9,012	9,795	21,290	7,247
Noninterest expense	47,373	36,408	40,061	35,545
Income tax expense (benefit)	4,702	6,198	3,987	(684)
Net income	$22,801	$22,920	$24,028	$4,134
Earnings per share:
Basic	$0.46	$0.46	$0.48	$0.08
Diluted	0.46	0.46	0.48	0.08

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$91,742	$95,643	$96,177	$95,224
Interest Expense	21,878	24,769	24,735	22,307
Net interest income	69,864	70,874	71,442	72,917
Provision for credit losses	3,493	9,674	3,335	5,012
Noninterest income	7,132	8,430	6,034	8,484
Noninterest expense	36,284	34,630	39,896	66,993
Income tax expense	8,168	7,595	7,369	1,989
Net income	$29,051	$27,405	$26,876	$7,407
Earnings per share:
Basic	$0.56	$0.52	$0.50	$0.14
Diluted	0.56	0.51	0.49	0.13

27. Subsequent Events
On February 24, 2021, the Company announced the termination of $500,000 of an interest rate swap entered into in March 2020 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three-months from March 2022 through March 2032. As a result of the interest rate swap termination, the Company expects to recognize a net pre-tax gain of approximately $42,995 into income starting in March 2022 on a straight line basis over a 10 year period.

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

3.2	Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 2, 2019).
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed September 29, 2014)
4.2	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1(Registration No. 333-198484) filed August 29, 2014)
4.3
Form of Senior Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.4
Form of Subordinated Debt Indenture by and between Veritex Holdings, Inc. and U.S. Bank National Association, in its capacity as indenture trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-207934) filed November 10, 2015)

4.5
Indenture, dated as of November 8, 2019, by and between Veritex Holdings, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 8, 2019)

4.6
Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 8, 2019)

4.7
Subordinated Indenture, dated as of October 5, 2020, by and between Veritex Holdings, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 5, 2020).

4.8
First Supplemental Indenture, dated as of October 5, 2020, between Veritex Holdings, Inc. and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 5, 2020).

4.9	Form of 4.125% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 5, 2020).
4.10	Registrant’s Description of Capital Stock
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
10.14
Form of Subordinated Note Purchase Agreement, dated as of November 8, 2019, by and among Veritex Holdings, Inc. and the several Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2019)

10.15
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

Date: February 26, 2021	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 26, 2021

/s/ Pat S. Bolin Pat S. Bolin	Director	February 26, 2021

/s/ William D. Ellis William D. Ellis	Director	February 26, 2021

/s/ Ned N. Fleming, III Ned N. Fleming, III	Director	February 26, 2021

/s/ Mark C. Griege Mark C. Griege	Director	February 26, 2021

/s/ Steven D. Lerner Steven D. Lerner	Director	February 26, 2021

/s/ Manuel J. Mehos Manuel J. Mehos	Director	February 26, 2021

/s/ Gregory B. Morrison Gregory B. Morrison	Director	February 26, 2021

/s/ John T. Sughrue John T. Sughrue	Director	February 26, 2021

/s/ April Box April Box	Director	February 26, 2021

/s/ Blake Bozman Blake Bozman	Director	February 26, 2021

/s/ William E. Fallon William E. Fallon	Director	February 26, 2021

/s/ Gordon Huddleston Gordon Huddleston	Director	February 26, 2021

/s/ Arcilia Acosta Arcilia Acosta	Director	February 26, 2021