Form 10-Q
period 2021-03-31
Veritex Holdings, Inc.
filed 2021-05-06
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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

As of May 5, 2021, there were 49,463,028 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of March 31, 2021 and December 31, 2020
(Dollars in thousands, except par value and share information)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$45,869	$44,337
Interest bearing deposits in other banks	422,160	186,488
Total cash and cash equivalents	468,029	230,825
Debt securities available-for-sale, at fair value	1,043,951	1,024,329
Debt securities held-to-maturity (fair value of $36,527 and $34,283, at March 31, 2021 and December 31, 2020, respectively)	33,909	30,872
Equity securities	14,739	14,938
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas Stock (“FHLB”) and Federal Reserve Bank (“FRB”) Stock	71,469	71,236
Total investments	1,165,086	1,142,393
Loans held for sale	19,864	21,414
Loans held for investment, Paycheck Protection Program (“PPP”) loans, carried at fair value	407,353	358,042
Loans held for investment, mortgage warehouse (“MW”)	599,001	577,594
Loans held for investment, excluding MW and PPP	5,963,493	5,847,862
Less: Allowance for credit losses (“ACL”)	(104,936)	(105,084)
Total loans held for investment, net	6,864,911	6,678,414
Bank-owned life insurance	83,318	82,855
Bank premises, furniture and equipment, net	114,585	115,063
Other real estate owned	2,337	2,337
Intangible assets, net of accumulated amortization	59,236	61,733
Goodwill	370,840	370,840
Other assets	89,304	114,997
Total assets	$9,237,510	$8,820,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,171,719	$2,097,099
Interest-bearing transaction and savings deposits	3,189,693	2,958,456
Certificates and other time deposits	1,543,158	1,457,291
Total deposits	6,904,570	6,512,846
Accounts payable and other liabilities	55,902	61,928
Advances from FHLB	777,679	777,718
Subordinated debentures and subordinated notes	262,774	262,778
Securities sold under agreements to repurchase	2,777	2,225
Total liabilities	8,003,702	7,617,495
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,742,722 and 55,500,118 shares issued at March 31, 2021 and December 31, 2020, respectively; 49,432,750 and 49,337,768 shares outstanding at March 31, 2021 and December 31, 2020, respectively	557	555
Additional paid-in capital	1,131,324	1,126,437
Retained earnings	195,661	172,232
Accumulated other comprehensive income	62,413	56,225
Treasury stock, 6,309,972 and 6,162,350 shares at cost at March 31, 2021 and December 31, 2020, respectively	(156,147)	(152,073)
Total stockholders’ equity	1,233,808	1,203,376
Total liabilities and stockholders’ equity	$9,237,510	$8,820,871

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$67,399	$77,861
Debt securities	7,437	7,397
Deposits in financial institutions and Fed Funds sold	127	871
Equity securities and other investments	663	850
Total interest and dividend income	75,626	86,979
Interest expense:
Transaction and savings deposits	1,980	6,552
Certificates and other time deposits	3,061	8,240
Advances from FHLB	1,812	2,879
Subordinated debentures and subordinated notes	3,138	1,903
Total interest expense	9,991	19,574
Net interest income	65,635	67,405
Provision for credit losses	—	31,776
Provision for credit losses on unfunded commitments	(570)	3,881
Net interest income after provision for credit losses	66,205	31,748
Noninterest income:
Service charges and fees on deposit accounts	3,629	3,642
Loan fees	1,341	845
Gain on sale of mortgage loans held for sale	507	142
Government guaranteed loan income, net	6,548	439
Other	2,147	2,179
Total noninterest income	14,172	7,247
Noninterest expense:
Salaries and employee benefits	22,932	18,870
Occupancy and equipment	4,096	4,273
Professional and regulatory fees	3,441	2,196
Data processing and software expense	2,319	2,089
Marketing	909	1,083
Amortization of intangibles	2,537	2,696
Telephone and communications	337	319
Other	3,026	4,019
Total noninterest expense	39,597	35,545
Income before income tax expense	40,780	3,450
Income tax expense (benefit)	8,993	(684)
Net income	$31,787	$4,134
Basic earnings per share	$0.64	$0.08
Diluted earnings per share	$0.64	$0.08
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$31,787	$4,134
Other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale:
Change in net unrealized gains (losses) on securities available-for-sale during the period, net	(19,437)	28,487
Net unrealized gains (losses) on securities available-for-sale	(19,437)	28,487

Net unrealized gains on derivative instruments designated as cash flow hedges	27,271	3,732
Other comprehensive income, before tax	7,834	32,219
Income tax expense	1,646	5,974
Other comprehensive income, net of tax	6,188	26,245
Comprehensive income	$37,975	$30,379

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
Restricted stock units vested, net of 16,587 shares withheld to cover taxes	58,110	—	—	—	(468)	—	—	(468)
Exercise of employee stock options, net of 18,052 and 3,474 shares withheld to cover taxes and exercise, respectively	184,494	2	—	—	2,877	—	—	2,879
Stock buyback	(147,622)	—	147,622	(4,074)	—	—	—	(4,074)
Stock based compensation	—	—	—	—	2,478	—	—	2,478
Net income	—	—	—	—	—	31,787	—	31,787
Dividends paid	—	—	—	—	—	(8,358)	—	(8,358)
Other comprehensive income	—	—	—	—	—	—	6,188	6,188
Balance at March 31, 2021	49,432,750	$557	6,309,972	$(156,147)	$1,131,324	$195,661	$62,413	$1,233,808

Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units vested, net of 18,679 shares withheld to cover taxes	68,832	1	—	—	(603)	—	—	(602)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover taxes and exercise, respectively	416,874	4	—	—	414	—	—	418
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)	—	—	—	(49,557)
Stock based compensation	—	—	—	—	1,958	—	—	1,958
Net income	—	—	—	—	—	4,134	—	4,134
Dividends paid	—	—	—	—	—	(8,728)	—	(8,728)
Current Expected Credit Losses (“CECL”) impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	26,245	26,245
Balance at March 31, 2020	49,557,364	$554	5,814,922	$(144,160)	$1,119,757	$127,812	$45,306	$1,149,269
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$31,787	$4,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	3,765	4,087
Net accretion of time deposit premium, debt discount and debt issuance costs	(80)	(588)
Provision for credit losses	(570)	35,657
Accretion of loan purchase discount	(1,911)	(4,320)
Stock-based compensation expense	2,478	1,958
Excess tax benefit from stock compensation	(154)	(1,388)
Net amortization of premiums on debt securities	730	895
Unrealized loss on equity securities recognized in earnings	199	249
Change in cash surrender value and mortality rates of bank-owned life insurance	(463)	(480)
Change in fair value of government guaranteed loans using fair value option	(917)	(165)
(Gain) loss on sales of mortgage loans held for sale	(507)	142
Gain on sales of government guaranteed loans	—	604
Net recovery on servicing asset	(128)	—
Originations of loans held for sale	(1,096)	(11,634)
Proceeds from sales of loans held for sale	4,070	10,689
Termination of derivatives designated as hedging instruments	43,900	—
Decrease (increase) in other assets	10,554	(13,141)
(Decrease) increase in accounts payable and other liabilities	(8,437)	13,031
Net cash provided by operating activities	83,220	39,730
Cash flows from investing activities:
Purchases of available for sale debt securities	(79,816)	(200,682)
Proceeds from maturities, calls and pay downs of available for sale debt securities	40,102	107,743
Purchases of held to maturity debt securities	(4,335)	—
Maturity, calls and paydowns of held to maturity debt securities	1,222	57
Purchases of other investments	(233)	(28,712)
Net loans originated	(184,586)	(291,262)
Proceeds from sale of government guaranteed loans	—	8,384
Net additions to bank premises, furniture and equipment	(661)	1,342
Net cash used in investing activities	(228,307)	(403,130)
Cash flows from financing activities:
Net increase (decrease) in deposits	391,799	(93,983)
Net (decrease) increase in advances from FHLB	(39)	699,962
Redemption of subordinated debt	—	(5,000)
Net change in securities sold under agreement to repurchase	552	73
Payments to tax authorities for stock-based compensation	(468)	(3,606)
Proceeds from exercise of employee stock options	2,879	3,422
Proceeds from exercise of stock warrants	—	109
Purchase of treasury stock	(4,074)	(49,557)
Dividends paid	(8,358)	(8,728)
Net cash provided by financing activities	382,291	542,692
Net increase in cash and cash equivalents	237,204	179,292
Cash and cash equivalents at beginning of period	230,825	251,550
Cash and cash equivalents at end of period	$468,029	$430,842
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 25 branches and one mortgage office located in the Dallas-Fort Worth metroplex, 12 branches in the Houston metropolitan area and one branch in Louisville, Kentucky. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated financial position at March 31, 2021 and December 31, 2020, condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, condensed consolidated stockholders’ equity for the three months ended March 31, 2021 and 2020 and condensed consolidated cash flows for the three months ended March 31, 2021 and 2020.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 26, 2021.

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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation including (i) the reclassification on the condensed consolidated statements of income from net gain on sales of loans and other assets owned for $746 to government guaranteed loan income, net for $439, gain on sale of mortgage loans held for sale for $142 and other income for $165 during the three months ended March 31, 2020, and (ii) the reclassification on the condensed consolidated statements of income from rental income to other income for $551 during the three months ended March 31, 2020.
Earnings Per Share (“EPS”)
EPS are based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Earnings (numerator)
Net income	$31,787	$4,134
Shares (denominator)
Weighted average shares outstanding for basic EPS	49,394	50,725
Dilutive effect of employee stock-based awards	604	331
Adjusted weighted average shares outstanding	49,998	51,056
EPS:
Basic	$0.64	$0.08
Diluted	$0.64	$0.08

For the three months ended March 31, 2021, there were 75 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 23 relating to restricted stock units and 52 relating to stock options. For the three months ended March 31, 2020, there were 1,341 antidilutive shares excluded from the diluted EPS weighted average shares outstanding.

Recent Accounting Pronouncements

ASU 2019-12, "Income Taxes (Topic 740)" ("ASU 2019-12") simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. ASU 2019-12 was effective for us on January 1, 2021 and did not have a significant impact on our consolidated financial statements and related disclosures.

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

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs ("ASU 2020-08") clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 was effective for us on January 1, 2021 and did not have a significant impact on our consolidated financial statements and related disclosures.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,602	$18,489
Cash paid for income taxes	15	2,330
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	—	1,725

3. Share Transactions
    On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019 and $75,000 on December 12, 2019, resulting in an aggregate authorization to purchase up to $175,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration.

    During the three months ended March 31, 2021, there were 147,622 shares repurchased through the Stock Buyback Program and held as treasury stock at an average price of $26.83. During the three months ended March 31, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,164 and $11,363 at March 31, 2021 and December 31, 2020, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three months ended March 31, 2021 or 2020. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2021	2020
Unrealized loss recognized on equity securities with a readily determinable fair value	$199	$249
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,575 as of March 31, 2021 and December 31, 2020.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses and the fair value of available for sale and held to maturity securities are as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Corporate bonds	$173,198	$6,206	$276	$—	$179,128
Municipal securities	117,704	7,579	849	—	124,434
Mortgage-backed securities	249,950	11,748	1,887	—	259,811
Collateralized mortgage obligations	396,158	12,806	1,425	—	407,539
Asset-backed securities	71,367	2,139	467	—	73,039
	$1,008,377	$40,478	$4,904	$—	$1,043,951

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Held to maturity
Mortgage-backed securities	$10,863	$608	$99	$—	$11,372
Collateralized mortgage obligations	1,547	49	—	—	1,596
Municipal securities	21,499	2,060	—	—	23,559
	$33,909	$2,717	$99	$—	$36,527

The Company did not transfer any debt securities from available for sale to held to maturity at fair value during the three months ended March 31, 2021.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
Corporate bonds	$173,050	$6,417	$1,297	$—	$178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Asset-backed securities	52,335	2,934	—	—	55,269
	$969,318	$56,422	$1,411	$—	$1,024,329

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Held to maturity
Mortgage-backed securities	$6,982	$849	$—	$—	$7,831
Collateralized mortgage obligations	1,620	103	—	—	1,723
Municipal securities	22,270	2,459	—	—	24,729
	$30,872	$3,411	$—	$—	$34,283

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$30,724	$276	$—	$—	$30,724	$276
Municipal securities	14,640	806	2,495	43	17,135	849
Mortgage-backed securities	67,186	1,887	—	—	67,186	1,887
Collateralized mortgage obligations	56,420	1,425	—	—	56,420	1,425
Asset-backed securities	11,602	467	—	—	11,602	467
	$180,572	$4,861	$2,495	$43	$183,067	$4,904

	December 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$2,667	$6	$—	$—	$2,667	$6
Corporate bonds	31,953	1,297	—	—	31,953	1,297
Mortgage-backed securities	34,402	108	—	—	34,402	108
	$69,022	$1,411	$—	$—	$69,022	$1,411

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
The number of available for sale debt securities in an unrealized loss position totaled 23 and 11 at March 31, 2021 and December 31, 2020, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.
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

	March 31, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,179	$5,340	$—	$—
Due from five years to ten years	154,476	160,043	3,882	4,177
Due after ten years	131,247	138,179	17,617	19,382
	290,902	303,562	21,499	23,559
Mortgage-backed securities and collateralized mortgage obligations	646,108	667,350	12,410	12,968
Asset-backed securities	71,367	73,039	—	—
	$1,008,377	$1,043,951	$33,909	$36,527

	December 31, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$4,935	$5,139	$—	$—
Due from five years to ten years	154,576	158,510	3,334	3,591
Due after ten years	129,072	140,177	18,936	21,138
	288,583	303,826	22,270	24,729
Mortgage-backed securities and collateralized mortgage obligations	628,400	665,234	8,602	9,554
Asset-backed securities	52,335	55,269	—	—
	$969,318	$1,024,329	$30,872	$34,283

No sales of debt securities available for sale occurred during the three months ended March 31, 2021 and 2020.
    As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of March 31, 2021 and December 31, 2020.

5. Loans Held for Investment and Allowance for Credit Losses
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	March 31, 2021	December 31, 2020
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$723,444	$693,030
Farmland	14,751	13,844
1 - 4 family residential	492,609	524,344
Multi-family residential	386,844	424,962
OOCRE	733,310	717,472
NOOCRE	1,970,945	1,904,132
Commercial	1,632,040	1,559,546
MW	599,001	577,594
Consumer	12,431	13,000
	6,565,375	6,427,924

Deferred loan fees, net	(2,881)	(2,468)
Allowance for credit losses	(104,936)	(105,084)
Loans held for investment carried at amortized cost, net	6,457,558	6,320,372

Loans held for investment, carried at fair value:
PPP loans	407,353	358,042

Total loans held for investment, net	$6,864,911	$6,678,414
Included in the total loans held for investment, net as of March 31, 2021 and December 31, 2020 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired within a business combination in the approximate amounts of $13,645 and $15,526, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2021 and December 31, 2020 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) loans of $3,149 and $3,215, respectively.
The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans held for investment as of March 31, 2021 and December 31, 2020.
PPP loans held for investments, carried at fair value
Included in total loans held for investment, net as of March 31, 2021 and December 31, 2020 was $407,353 and $358,042, respectively, of PPP loans, which are carried at fair value. During the three months ended March 31, 2021, the Company recognized PPP fee income of $6,624 which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income. During the three months ended March 31, 2021, the Company recognized a net loss of $287 due to the change in the fair value of PPP loans which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying condensed consolidated statements of cash flows. These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of March 31, 2021, we believe a majority of the Company’s PPP loans will meet such criteria.

Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to loans held for investment is as follows:

	Three Months Ended March 31, 2021
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768		$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit loss expense non-PCD loans	(949)		(9)	(1,144)	(1,417)	(1,615)	4,074	(1,103)	(54)	(2,217)
Credit loss expense PCD loans	(14)		—	(24)	—	1,018	192	1,050	(5)	2,217
Charge-offs	—		—	(15)	—	—	—	(346)	(18)	(379)
Recoveries	—		—	3	—	—	—	226	2	231
Ending Balance	$6,805	0	$47	$6,968	$4,814	$9,122	$39,503	$37,381	$296	$104,936

	Three Months Ended March 31, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822	$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	2,965	(7)	2,488	2,306	918	9,955	10,226	(15)	28,836
Credit loss expense PCD loans	113	—	(173)	—	2,477	412	126	(15)	2,940
Charge-offs	—	—	—	—	—	—	—	(68)	(68)
Recoveries	—	—	1	—	—	—	29	274	304
Ending Balance	$6,838	$58	$8,318	$4,899	$16,461	$25,681	$38,110	$618	$100,983

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
Real estate:
1 - 4 family residential	$199	$13	$199	$11
NOOCRE	21,861	2,142	16,080	—
Commercial	7,349	4,184	8,666	4,668
Consumer	—	—	143	50
Total	$29,409	$6,339	$25,088	$4,729
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
Nonaccrual loans aggregated by class of loans, as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$3,282	$3,173	$3,308	$3,199
OOCRE	5,781	4,948	6,266	5,645
NOOCRE	37,131	15,836	40,830	19,213
Commercial	26,177	1,057	29,318	1,015
Consumer	1,223	1,212	1,374	1,220
Total	$73,594	$26,226	$81,096	$30,292
    There were $1,386 and $1,508 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at March 31, 2021 and December 31, 2020, respectively.
    During the three months ended March 31, 2021 and 2020, interest income not recognized on nonaccrual loans was $1,120 and $173, respectively.

    An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of March 31, 2021 and December 31, 2020, is as follows:

	March 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$444	$—	$—	$444	$720,325	$2,675	$723,444	$—
Farmland	—	—	—	—	14,751	—	14,751	—
1 - 4 family residential	2,820	325	5,073	8,218	475,735	8,656	492,609	1,899
Multi-family residential	—	—	—	—	386,844	—	386,844	—
OOCRE	452	743	451	1,646	693,748	37,916	733,310	—
NOOCRE	505	—	10,429	10,934	1,931,382	28,629	1,970,945	7,040
Commercial	6,878	2,953	14,507	24,338	1,589,177	18,525	1,632,040	73
MW	—	—	—	—	599,001	—	599,001	—
Consumer	115	42	1,215	1,372	10,863	196	12,431	81
Total	$11,214	$4,063	$31,675	$46,952	$6,421,826	$96,597	$6,565,375	$9,093
(1) Loans 90 days past due and still accruing excludes $46,722 of pooled PCD loans as of March 31, 2021 that transitioned upon adoption of ASC 326.

	December 31, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$690,345	$2,685	$693,030	$—
Farmland	—	—	—	—	13,844	—	13,844	—
1 - 4 family residential	2,338	122	4,802	7,262	508,341	8,741	524,344	1,670
Multi-family residential	—	—	—	—	424,962	—	424,962	—
OOCRE	2,278	2,143	2,814	7,235	672,246	37,991	717,472	1,280
NOOCRE	7,675	2,911	17,586	28,172	1,832,784	43,176	1,904,132	—
Commercial	1,983	1,431	20,360	23,774	1,516,312	19,460	1,559,546	1,230
MW	—	—	—	—	577,594	—	577,594	—
Consumer	75	77	1,338	1,490	11,308	202	13,000	24
Total	$14,349	$6,684	$46,900	$67,933	$6,247,736	$112,255	$6,427,924	$4,204
(1) Loans 90 days past due and still accruing excludes $32,627 of PCD loans accounted for on a pooled basis as of December 31, 2020.

Loans past due 90 days and still accruing were $9,093 and $4,204 as of March 31, 2021 and December 31, 2020, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $28,769 and $29,157 as of March 31, 2021 and December 31, 2020, respectively.
    The following tables presents the pre- and post-modification amortized cost of loans modified as TDRs during the three months ended March 31, 2021 and 2020.

	During the Three Months Ended March 31, 2021
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$240	—	$240	1
Total	$240	$—	$240	1

	During the Three Months Ended March 31, 2020
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial real estate	$—	$970	$970	1
Total	$—	$970	$970	1

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three months ended March 31, 2021 and 2020. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income recorded during the three months ended March 31, 2021 and 2020 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2021 or December 31, 2020.
For the three months ended March 31, 2021, the Company had 12 modifications of loans with aggregate principal balances of $4,758 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and related interagency guidance of the federal banking agencies (“Section 4013 of the CARES Act”). For the year ended December 31, 2020, the Company had 754 modifications of loans with aggregate principal balances of $1,126,975 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. As of March 31, 2021, the Company had $26,088 in loans with remaining deferments.
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
    Credits classified as PCD are those that, at acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. All loans considered to be purchased-credit impaired loans prior to January 1, 2020 were converted to PCD loans upon adoption of ASC 326. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold.
The Company considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Based on the most recent analysis performed, the risk category of loans by class of loans based on year or origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2021
Construction and land:
Pass	$37,642	$205,166	$282,702	$125,256	$9,728	$37,673	$20,581	$—	$718,748
Special mention	—	—	—	1,511	—	—	—	—	1,511
Substandard	—	—	—	510	—	—	—	—	510
PCD	—	—	—	—	—	2,675	—	—	2,675
Total construction and land	$37,642	$205,166	$282,702	$127,277	$9,728	$40,348	$20,581	$—	$723,444

Farmland:
Pass	$1,550	$854	$526	$3,367	$3,650	$3,606	$1,198	$—	$14,751
Total farmland	$1,550	$854	$526	$3,367	$3,650	$3,606	$1,198	$—	$14,751

1 - 4 family residential:
Pass	$26,738	$117,110	$68,660	$81,977	$39,154	$125,524	$17,897	$865	$477,925
Special mention	—	—	576	153	758	430	—	—	1,917
Substandard	—	—	—	130	1,018	2,039	924	—	4,111
PCD	—	—	—	—	—	8,656	—	—	8,656
Total 1 - 4 family residential	$26,738	$117,110	$69,236	$82,260	$40,930	$136,649	$18,821	$865	$492,609

Multi-family residential:
Pass	$32,825	$65,896	$106,294	$115,094	$13,890	$39,645	$55	$—	$373,699
Special mention	—	—	—	13,145	—	—	—	—	13,145
Total multi-family residential	$32,825	$65,896	$106,294	$128,239	$13,890	$39,645	$55	$—	$386,844

OOCRE:
Pass	$26,935	$124,381	$75,566	$72,364	$74,326	$234,997	$6,366	$—	$614,935
Special mention	—	—	941	22,389	3,698	17,059	—	—	44,087
Substandard	—	421	—	13,156	1,221	15,299	170	6,105	36,372
PCD	—	1,442	—	—	7,338	29,136	—	—	37,916
Total OOCRE	$26,935	$126,244	$76,507	$107,909	$86,583	$296,491	$6,536	$6,105	$733,310

NOOCRE:
Pass	$79,082	$361,319	$250,909	$470,531	$111,088	$445,504	$15,780	$—	$1,734,213
Special mention	—	238	33,501	37,652	17,221	63,581	493	—	152,686
Substandard	—	1,495	9,634	2,783	4,025	24,912	12,568	—	55,417
PCD	—	—	—	18,771	—	9,858	—	—	28,629

Total NOOCRE	$79,082	$363,052	$294,044	$529,737	$132,334	$543,855	$28,841	$—	$1,970,945

Commercial:
Pass	$142,114	$221,280	$155,091	$90,098	$51,810	$53,463	$782,443	$12,723	$1,509,022
Special mention	411	1,303	2,539	8,058	9,963	2,743	4,395	3,565	32,977
Substandard	—	873	3,828	21,840	6,616	4,613	30,473	3,273	71,516
PCD	—	—	—	567	4,787	13,171	—	—	18,525
Total commercial	$142,525	$223,456	$161,458	$120,563	$73,176	$73,990	$817,311	$19,561	$1,632,040

MW:
Pass	$—	$—	$—	$—	$—	$—	$596,423	$—	$596,423
Special mention	—	—	—	—	—	—	2,578	—	2,578
Total MW	$—	$—	$—	$—	$—	$—	$599,001	$—	$599,001

Consumer:
Pass	$877	$2,165	$1,045	$898	$3,690	$1,219	$1,062	$—	$10,956
Special mention	—	—	—	—	—	95	—	—	95
Substandard	—	—	—	—	59	61	1,064	—	1,184
PCD	—	—	—	—	34	162	—	—	196
Total consumer	$877	$2,165	$1,045	$898	$3,783	$1,537	$2,126	$—	$12,431

Total Pass	$347,763	$1,098,171	$940,793	$959,585	$307,336	$941,631	$1,441,805	$13,588	$6,050,672
Total Special Mention	411	1,541	37,557	82,908	31,640	83,908	7,466	3,565	248,996
Total Substandard	—	2,789	13,462	38,419	12,939	46,924	45,199	9,378	169,110
Total PCD	—	1,442	—	19,338	12,159	63,658	—	—	96,597
Total	$348,174	$1,103,943	$991,812	$1,100,250	$364,074	$1,136,121	$1,494,470	$26,531	$6,565,375
1 Term loans amortized cost basis by origination year excludes $2,881 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction and land:
Pass	$155,358	$282,497	$179,372	$11,791	$9,938	$27,147	$21,066	$—	$687,169
Special mention	—	—	2,666	—	—	—	—	—	2,666
Substandard	—	—	510	—	—	—	—	—	510
PCD	—	—	—	—	—	2,685	—	—	2,685
Total construction and land	$155,358	$282,497	$182,548	$11,791	$9,938	$29,832	$21,066	$—	$693,030

Farmland:
Pass	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844
Total farmland	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844

1 - 4 family residential:
Pass	$120,580	$79,617	$91,890	$49,338	$31,936	$115,797	$19,065	$2,968	$511,191
Special mention	—	1,077	154	760	—	687	—	—	2,678
Substandard	—	—	142	668	—	—	924	—	1,734

PCD	—		—		—	—	—	8,741	—	—	8,741
Total 1 - 4 family residential	$120,580		$80,694		$92,186	$50,766	$31,936	$125,225	$19,989	$2,968	$524,344

Multi-family residential:
Pass	$107,332		$106,559		$139,721	$18,722	$32,672	$7,218	$58	$—	$412,282
Special mention	—		—		12,680	—	—	—	—	—	12,680
Total multi-family residential	$107,332		$106,559		$152,401	$18,722	$32,672	$7,218	$58	$—	$424,962

OOCRE:
Pass	$113,741		$65,262		$75,940	$79,253	$79,202	$176,668	$5,532	$—	$595,598
Special mention	—		948		22,725	3,701	12,860	4,326	—	—	44,560
Substandard	370		—		10,579	3,830	11,315	6,822	201	6,206	39,323
PCD	—		—		—	—	7,951	30,040	—	—	37,991
Total OOCRE	$114,111		$66,210		$109,244	$86,784	$111,328	$217,856	$5,733	$6,206	$717,472

NOOCRE:
Pass	$361,246		$255,976		$445,079	$90,738	$174,893	$309,572	$13,413	$—	$1,650,917
Special mention	101		31,714		37,572	19,262	25,997	37,951	493	—	153,090
Substandard	1,226	0	9,850	0	4,562	4,108	—	23,098	14,105	—	56,949
PCD	—		—		18,744	—	6,652	17,780	—	—	43,176
Total NOOCRE	$362,573		$297,540		$505,957	$114,108	$207,542	$388,401	$28,011	$—	$1,904,132

Commercial:
Pass	$251,004		$158,158		$112,961	$50,734	$19,821	$41,856	$758,832	$13,400	$1,406,766
Special mention	1,306		2,539		8,224	10,033	1,201	2,165	26,922	3,670	56,060
Substandard	722		4,487		23,245	3,772	7,216	2,083	30,460	5,275	77,260
PCD	—		—		—	3,382	4,196	11,882	—	—	19,460
Total commercial	$253,032		$165,184		$144,430	$67,921	$32,434	$57,986	$816,214	$22,345	$1,559,546

MW:
Pass	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594
Total MW	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594

Consumer:
Pass	$2,489		$1,216		$1,038	$3,899	$887	$353	$1,475	$—	$11,357
Special mention	—		—		—	—	25	227	—	—	252
Substandard	—		—		—	60	—	66	1,063	—	1,189
PCD	—		—		—	36	—	166	—	—	202
Total consumer	$2,489		$1,216		$1,038	$3,995	$912	$812	$2,538	$—	$13,000

Total Pass	$1,112,617		$950,257		$1,049,368	$308,163	$349,349	$682,267	$1,398,329	$16,368	$5,866,718
Total Special Mention	1,407		36,278		84,021	33,756	40,083	45,356	27,415	3,670	271,986
Total Substandard	2,318		14,337		39,038	12,438	18,531	32,069	46,753	11,481	176,965
Total PCD	—		—		18,744	3,418	18,799	71,294	—	—	112,255
Total	$1,116,342		$1,000,872		$1,191,171	$357,775	$426,762	$830,986	$1,472,497	$31,519	$6,427,924
1 Term loans amortized cost basis by origination year excludes $2,468 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $261,885 and $211,941 as of March 31, 2021 and 2020, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$3,363	$3,113
Increase from loan sales	—	109
Net recoveries	128	—
Amortization charged as a reduction to income	(89)	(232)
Balance at end of period	$3,402	$2,990
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2021 and March 31, 2020 there was a valuation allowance of $428 and $536, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2021 and December 31, 2020.
During the quarter ended March 31, 2021, the Bank sold no SBA loans held for investment. During the quarter ended March 31, 2020, the Bank sold $7,780 of SBA loans held for investment resulting in a gain of $604. The gain on sale of SBA loans is recorded in government guaranteed loan income, net in the accompanying consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,043,951	$—	$1,043,951
Equity securities with a readily determinable fair value	11,164	—	—	11,164
PPP loans	—	407,353	—	407,353
Loans held for sale(1)	—	7,628	—	7,628
Interest rate swap designated as hedging instruments	—	1,839	—	1,839
Correspondent interest rate swaps not designated as hedging instruments	—	1,307	—	1,307
Customer interest rate swaps not designated as hedging instruments	—	5,548	—	5,548
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,124	$—	$2,124
Correspondent interest rate swaps not designated as hedging instruments	—	5,844	—	5,844
Customer interest rate swaps not designated as hedging instruments	—	1,248	—	1,248
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1

(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,024,329	$—	$1,024,329
Equity securities with a readily determinable fair value	11,363	—	—	11,363
PPP loans	—	358,042	—	358,042
Loans held for sale(1)	—	6,681	—	6,681
Interest rate swap designated as hedging instruments	—	17,543	—	17,543
Customer interest rate swaps not designated as hedging instruments	—	10,937	—	10,937
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,255	$—	$2,255
Correspondent interest rate swaps not designated as hedging instruments	—	11,666	—	11,666
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2021 and 2020.
The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$8,986	$8,986
Servicing assets with a valuation allowance	—	—	2,739	2,739
As of December 31, 2020
Assets:
Collateral dependent loans with an ACL	$—	$—	$2,386	$2,386
Servicing assets with a valuation allowance	—	—	2,975	2,975
At March 31, 2021, collateral dependent loans with an allowance had a recorded investment of $15,325, with $6,339 specific allowance for credit loss allocated. At December 31, 2020, impaired loans had a carrying value of $7,115, with $4,729 specific allowance for credit loss allocated.
At March 31, 2021, servicing assets of $3,167 had a valuation allowance totaling $428. At December 31, 2020, servicing assets of $3,531 had a valuation allowance totaling $556.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2021 or December 31, 2020.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of March 31, 2021 and December 31, 2020 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2021
Financial assets:
Cash and cash equivalents	$468,029	$—	$468,029	$—
Held to maturity debt securities	33,909	—	36,527	—
Loans held for sale(1)	12,236	—	12,236	—
Loans held for investment(2)	6,442,233	—	—	6,491,166
Accrued interest receivable	27,661	—	27,661	—
Bank-owned life insurance	83,318	—	83,318	—
Servicing asset	624	—	624	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,469	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,904,570	$—	$6,794,051	$—
Advances from FHLB	777,679	—	791,021	—
Accrued interest payable	2,132	—	2,132	—
Subordinated debentures and subordinated notes	262,774	—	262,774	—
Securities sold under agreement to repurchase	2,777	—	2,727	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$230,825	$—	$230,825	$—
Held to maturity debt securities	30,872	—	34,283	—
Loans held for sale(1)	14,733	—	14,733	—
Loans held for investment(2)	6,317,986	—	—	6,335,402
Accrued interest receivable	23,798	—	23,798	—
Bank-owned life insurance	82,855	—	82,855	—
Servicing asset	388	—	486	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,236	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,512,846	$—	$6,608,849	$—
Advances from FHLB	777,718	—	782,321	—
Accrued interest payable	2,665	—	2,665	—
Subordinated debentures and subordinated notes	262,778	—	262,778	—
Securities sold under agreement to repurchase	2,225	—	2,199	—

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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2021 and December 31, 2020 are as shown in the table below.

	March 31, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	$—	$500,000	$17,543	$—
Interest rate swap on money market deposit account payments	250,000	1,839	—	250,000	—	2,255
Interest rate swap on customer loan interest payments	125,000	—	1,140	—	—	—
Interest rate swap on customer loan interest payments	125,000	—	792	—	—	—
Interest rate swap on customer loan interest payments	125,000	—	192	—	—	—
Total derivatives designated as hedging instruments	$625,000	$1,839	$2,124	$750,000	$17,543	$2,255

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$236,551	$1,307	$5,844	$303,918	$—	$11,666
Interest rate caps and collars	41,916	1	—	41,916	1	—
Commercial customer counterparty:
Interest rate swaps	236,551	5,548	1,248	303,918	10,937	—
Interest rate caps and collars	41,916	—	1	41,916	—	1
Total derivatives not designated as hedging instruments	$556,934	$6,856	$7,093	$691,668	$10,938	$11,667
Offsetting derivative assets/liabilities		(2,466)	(2,466)		1	1
Total derivatives	$1,181,934	$6,229	$6,751	$1,441,668	$28,482	$13,923

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three months ended March 31, 2021 and 2020 were as follows.

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$26,357	$—	Interest Expense	$1,022	$284	Interest Expense
Interest rate swap on money market deposit account payments	3,895	(199)	Interest Expense	2,710	—	Interest Income
Commercial loan interest rate floor	—	541	Interest Income	—	—
Interest rate swaps on customer loan interest payments	(2,981)	224	Interest Income	—	—
Total	$27,271	$566		$3,732	$284

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$98			$501

Cash Flow Hedges
    Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.
In March 2021, the Company entered into three fixed receive/pay variable interest rate swaps, each with a notional amount of $125,000, to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted of three-month attributable to changes in interest rates in regards to forecasted money market account borrowings from March 2021 through March 2028 and March 2021 through March 2031.

In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from a FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. This interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless the forecasted transactions become probable of not occurring.

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$236,551	3.140% - 8.470%	LIBOR 1 month + 0% - 5.00%	Wtd. Avg. 5.1 years	$(4,537)
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + —%- 2.5%	Wtd. Avg. 1.3 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$236,551	3.140% - 8.470%	LIBOR 1 month + —% - 5.00%	Wtd. Avg. 5.1 years	$4,301
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + 0%	Wtd. Avg. 1.3 years	$(1)

	December 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$303,918	3.140% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 4.1 years	$(11,666)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + —%	Wtd. Avg. 1.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$303,918	3.140% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$10,937
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + —% - 2.5%	Wtd. Avg. 1.6 years	$(1)

8. Off-Balance Sheet Loan Commitments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets.
The Company’s exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, MW commitments and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Commitments to extend credit	$3,075,949	$2,743,571
MW commitments	353,884	354,603
Standby and commercial letters of credit	50,243	44,427
Total	$3,480,076	$3,142,601
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
Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby and commercial letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral and the nature of such collateral is substantially the same as that involved in making commitments to extend credit.
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2021	2020
Beginning balance for allowance for credit losses on unfunded commitments	$10,747	$878
Impact of CECL adoption	—	840
Provision for credit losses on unfunded commitments	(570)	3,881
Ending balance of allowance for credit losses on unfunded commitments	$10,177	$5,599

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three months ended March 31, 2021 and 2020.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2021 and 2020, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	257,500	$10.28	1.37 years
Exercised	(202,500)	10.14
Outstanding and exercisable at March 31, 2020	55,000	$10.77	2.02 years

Outstanding at January 1, 2021	20,000	$10.09	1.06 years	$374
Exercised	(18,300)	10.00
Outstanding and exercisable at March 31, 2021	1,700	$10.37	1.69 years	$127

As of March 31, 2021, December 31, 2020 and March 31, 2020 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the three months ended March 31, 2021 and 2020 is presented below:

	Fair Value of Options Exercised as of March 31,
	2021	2020
Nonperformance-based stock options exercised	543	5,745
2019 Amended Plan and Green Acquired Omnibus Plans
2021 Grants of Restricted Stock Units
    During the three months ending March 31, 2021, the Company granted non-performance-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the 2019 Amended and Restatement Omnibus Incentive Plan (the “2019 Amended Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the three months ending March 31, 2021 with annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2021 are subject to a service, performance and market condition. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2021 to January 31, 2024, the performance condition performance period is from January 1, 2021 to December 31, 2023 and the market condition performance period is from February 1, 2021 to January 31, 2024. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2019 Amended Plan and the Veritex (Green) 2014 Plan were as follows:

	Three months ended March 31,
	2021	2020
2019 Amended Plan	$1,981	$1,488
Veritex (Green) 2014 Plan	497	470

2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of March 31, 2021 and 2020, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	849,768	$23.61	8.24 years
Granted	144,025	29.13
Forfeited	(21,891)	28.17
Exercised	(33,439)	19.19
Outstanding at March 31, 2020	938,463	$24.51	8.28 years
Options exercisable at March 31, 2020	469,983	$24.15	7.50 years

Outstanding at January 1, 2021	975,801	$24.26
Forfeited	(13,996)	25.93
Exercised	(71,479)	23.03
Outstanding at March 31, 2021	890,326	$24.34	7.54 years	$7,463
Options exercisable at March 31, 2021	560,176	$24.31	7.07 years	$4,709

As of March 31, 2021, December 31, 2020 and March 31, 2020, there was $2,047, $2,470 and $3,563 of total unrecognized compensation expense related to options awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at March 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 1.38 years.

A summary of the status of the Company’s RSUs under the 2019 Amended Plan as of March 31, 2021 and 2020, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	175,688	$21.65
Granted	95,885	29.10
Vested into shares	(46,926)	28.99
Outstanding at March 31, 2020	224,647	$24.97

Outstanding at January 1, 2021	441,132	$20.39
Granted	232,149	26.38
Vested into shares	(41,362)	23.29
Outstanding at March 31, 2021	631,919	$22.40

A summary of the status of the Company’s PSUs under the 2019 Amended Plan as of March 31, 2021 and 2020, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	63,727	$22.76
Granted	39,398	29.13
Vested into shares	(1,841)	26.65
Outstanding at March 31, 2020	101,284	$25.22

Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	26.12
Outstanding at March 31, 2021	156,471	$24.23
As of March 31, 2021, December 31, 2020 and March 31, 2020 there was $14,217, $8,222 and $7,209 of total unrecognized compensation related to RSUs and PSUs awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at March 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 2.51 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2019 Amended Plan during the three months ended March 31, 2021 and 2020 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2021	2020
Non-performance-based stock options exercised	2,090	943
RSUs vested	1,113	116
PSUs vested	—	18

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2021 and 2020, and changes during the three months then ended, is as follows:

	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	386,969	$19.30
Granted	31,075	29.13
Forfeited	(23,736)	21.38
Exercised	(32,526)	19.81
Outstanding at March 31, 2020	361,782	$19.97	7.77 years
Options exercisable at March 31, 2020	214,342	$17.87	6.94 years

Outstanding at January 1, 2021	352,000	$19.99	6.97 years	$2,124
Forfeited	(3,960)	21.38
Exercised	(54,241)	19.77
Outstanding at March 31, 2021	293,799	$20.01	6.65 years	$3,748
Options exercisable at March 31, 2021	222,312	$18.84	6.19 years	$3,080

As of March 31, 2021, December 31, 2020 and March 31, 2020, there was $497, $626, and $1,047 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at March 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.91 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of March 31, 2021 and 2020 and changes during the three months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	116,250	$21.38
Granted	33,918	29.13
Vested into shares	(38,744)	29.13
Forfeited	(3,492)	29.13
Outstanding at March 31, 2020	107,932	$24.45

Outstanding at January 1, 2021	156,187	$21.15
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(2,646)	24.25
Outstanding at March 31, 2021	125,898	$21.25

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of March 31, 2021 and 2020 and changes during the three months then ended, is as follows:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at March 31, 2020	33,851	$23.33

Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	26.12
Forfeited	(724)	19.69
Outstanding at March 31, 2021	36,235	$22.27
As of March 31, 2021, December 31, 2020 and March 31, 2020, there was $2,429, $2,484, and $2,577, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.92 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2021 and 2020 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2021	2020
Non-performance-based stock options exercised	$1,582	$950
RSUs vested	713	142
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of March 31, 2021 and 2020, and changes during the three months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	571,735	$10.64
Exercised	(386,960)	10.35
Outstanding at March 31, 2020	184,775	$11.24	4.09 years

Outstanding at January 1, 2021	131,083	$11.60
Exercised	(62,000)	10.50
Outstanding at March 31, 2021	69,083	$12.59	2.90 years	$1,391
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the three months ended March 31, 2021 and 2020 presented below:

	Fair Value of Options Exercised as of March 31,
	2021	2020
Nonperformance-based stock options exercised	1,812	11,259

10. Income Taxes
    Income tax expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Income tax expense (benefit) for the period	$8,993	$(684)
Effective tax rate	22.1%	(19.8)%
For the three months ended March 31, 2021, the Company had an effective tax rate of 22.1%. The Company had a net discrete tax expense of $272 associated with the recognition of a $426 true-up of a deferred tax liability and $154 in excess tax benefit realized on share-based payment awards during the three months ended March 31, 2021. Excluding this discrete tax item, the Company had an effective tax rate of 21.4% for the three months ended March 31, 2021.

For the three months ended March 31, 2020, the Company had an effective tax rate of (19.8)%. The decrease in the effective tax rate was primarily due to a net discrete tax benefit of $1,388 primarily associated with the recognition of excess tax benefit realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 22.1% for the three months ended March 31, 2020.

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
The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and, if the Bank were not eligible for or did not opt into the Community Bank Leverage Ratio (“CBLR”) framework, certain off-balance sheet items as calculated under regulatory accounting practices. If the Company were not eligible for or did not opt into the CBLR framework, its capital amounts and classification would also be subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors.

Under the Economic Growth, Regulatory Reform, and Consumer Protection Act and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in assets may elect to satisfy a single CBLR of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. We have elected to use the CBLR framework. Accordingly, if we and the Bank continue to meet all requirements under this framework, we and the Bank will not be required to report or calculate risk-based capital, and the Bank will be considered to have met the well-capitalized ratio requirements under PCA regulations. The federal banking agencies have finalized the CBLR minimum at 9% and we and the Bank exceed this standard. The CARES Act temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022.

If we were not eligible for or did not opt into the CBLR framework, we would be subject to other quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (each as defined in the regulations). Additionally, to be categorized as “well capitalized,” a banking organization that does not operate under the CBLR framework is required to maintain minimum total risk-based common equity Tier 1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of March 31, 2021 and December 31, 2020, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” if the Company and the Bank were not operating under the CBLR framework. There are no conditions or events since March 31, 2021 that management believes have changed the Company’s category.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt the current expected credit losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, we have elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios that would be required if the Company and Bank were not operating under the CBLR framework is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total capital (to risk-weighted assets)
Company	$1,124,859	13.38%	$672,561	8.0%	n/a	n/a
Bank	998,704	11.89%	671,962	8.0%	$839,953	10.0%
Tier 1 capital (to risk-weighted assets)
Company	808,338	9.61%	504,686	6.0%	n/a	n/a
Bank	914,656	10.89%	503,943	6.0%	671,924	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	779,057	9.27%	378,183	4.5%	n/a	n/a
Bank	914,656	10.89%	377,957	4.5%	545,938	6.5%
Tier 1 capital (to average assets)
Company	808,338	9.50%	340,353	4.0%	n/a	n/a
Bank	914,656	10.76%	340,021	4.0%	425,026	5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)
Company	$1,099,031	13.57%	$647,918	8.0%	n/a	n/a
Bank	968,481	11.96%	647,813	8.0%	$809,767	10.0%
Tier 1 capital (to risk-weighted assets)
Company	782,487	9.66%	486,017	6.0%	n/a	n/a
Bank	884,471	10.92%	485,973	6.0%	647,964	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	753,261	9.30%	364,481	4.5%	n/a	n/a
Bank	884,471	10.92%	364,480	4.5%	526,471	6.5%
Tier 1 capital (to average assets)
Company	782,487	9.43%	331,914	4.0%	n/a	n/a
Bank	884,471	10.66%	331,884	4.0%	414,855	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $8,440 and $25,000 were paid by the Bank to the Holdco during the three months ended March 31, 2021 and 2020, respectively. Dividends of $8,358, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the three months ended March 31, 2021. Dividends of $8,728, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the three months ended March 31, 2020.

13. Subsequent Events

On April 27, 2021, the Company announced the execution by the Bank of a definitive agreement pursuant to which the Bank will acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $53.9 million in cash. Upon completion of the investment, the Company will obtain the right to designate a member to Thrive’s board of directors. The investment, which is expected to close in the middle of 2021, is subject to receipt of required regulatory approvals and other customary closing conditions.

Thrive, headquartered in Georgetown, Texas, is a family-owned business and an industry leader in transforming the home financing process into a customer centered digital experience and is the first company in Texas to close a fully electronic note with a remote notary. Thrive’s markets include, among others, Texas, Ohio, Colorado, Kentucky, North Carolina, Kansas, Virginia, Florida, Maryland and Indiana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex,” the “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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
    Our business is conducted through one reportable segment, community banking, which generates the majority of our revenues from interest income on loans, customer service and loan fees, gains on sale of government guaranteed loans and mortgage loans and interest income from securities. We incur interest expense on deposits and other borrowed funds and noninterest expense, such as salaries, employee benefits and occupancy expenses. We analyze our ability to maximize income generated from interest earning assets and expense of our liabilities through net interest margin. Net interest margin is a ratio calculated as net interest income divided by average interest-earning assets. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.
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

Recent Developments

Impact of COVID-19

The COVID-19 pandemic has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Possible additional waves of COVID-19 may adversely affect the re-opening process. Conversely, ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus, could accelerate the macroeconomic recovery.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Subsequent legislation, including as noted below, has allocated additional funding to the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The SBA began accepting PPP applications under the Consolidated Appropriations Act, 2021 on January 13, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

Beginning in early April 2020, we began processing loan applications under the PPP, and in January 2021 we began processing applications under this latest round of the PPP. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application to us, which we must review and submit to the SBA. The SBA began approving forgiveness applications on October 2, 2020. As of March 31, 2021, we had funded approvals for approximately 2,557 clients totaling approximately $407.4 million in PPP loans carried at fair value.

In response to the COVID-19 pandemic, we have also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Under the loan deferment program, Company had 12 and 754 modifications of loans in 2021 and 2020, respectively with aggregate principal balances of $4.8 million and $1.1 billion in 2021 and 2020, respectively, that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of April 30, 2021, we had $19.6 million in loans with remaining deferments.

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

Financial position and results of operations

The COVID-19 pandemic had a material impact on our allowance for credit losses during 2020. While we have not yet experienced any charge-offs related to COVID-19, our allowance for credit losses calculation and resulting provision for credit losses is significantly impacted by changes in the Texas economic forecasts used in the CECL model throughout 2020 and 2021 to reflect the expected impact of the COVID-19 pandemic. Should economic conditions worsen, we could experience increases in our ACL and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans, although the execution of our loan deferment program might temporarily improve this ratio. It is possible that our asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are further prolonged.

Our fee income could be reduced due to the COVID-19 pandemic. In keeping with guidance from regulators, we are working with customers affected by the COVID-19 pandemic to waive fees from a variety of sources, including, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 pandemic. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Our interest income could also be reduced due to the COVID-19 pandemic and the associated 1.00% yield earned on PPP loans. In keeping with guidance from regulators, we are actively working with borrowers affected by the COVID-19 pandemic to defer their payments, interest, and fees. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge, our interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2021, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity, including the Paycheck Protection Program Liquidity Facility (“PPPLF”) which is a lending facility offered by the Federal Reserve to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of March 31, 2021, we have not utilized the PPPLF. Wholesale funding markets have remained open to us with stable and low rates for short term funding. If an economic recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect the COVID-19 pandemic to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

General

    Net income for the three months ended March 31, 2021 was $31.8 million, an increase of $27.7 million, or 668.9%, from net income of $4.1 million for the three months ended March 31, 2020.
    Basic EPS for the three months ended March 31, 2021 was $0.64, an increase of $0.56 from $0.08 for the three months ended March 31, 2020. Diluted EPS for the three months ended March 31, 2021 was $0.64, an increase of $0.56 from $0.08 for the three months ended March 31, 2020.
Net Interest Income

For the three months ended March 31, 2021, net interest income totaled $65.6 million and net interest margin and net interest spread were 3.22% and 2.99%, respectively. For the three months ended March 31, 2020, net interest income totaled $67.4 million and net interest margin and net interest spread were 3.67% and 3.27%, respectively. The decrease in net interest income was primarily due to a $10.5 million decrease in interest income on loans and a $1.2 million increase in interest expense on subordinated debentures and subordinated debt, partially offset by $4.6 million and $5.2 million decreases in interest expenses on interest-bearing demand and savings deposits and certificates and other time deposits, respectively, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net interest margin decreased 45 basis points from the three months ended March 31, 2020 primarily due to a decrease in average yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits in the three months ended March 31, 2021. As a result, the average cost of interest-bearing deposits decreased to 0.45% for the three months ended March 31, 2021 from 1.37% for the three months ended March 31, 2020.

For the three months ended March 31, 2021, interest expense totaled $10.0 million and the average rate paid on interest-bearing liabilities was 0.72%. For the three months ended March 31, 2020, interest expense totaled $19.6 million and the average rate paid on interest-bearing liabilities was 1.47%. The year-over-year decrease was due to decreases in the average rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2021 and 2020, interest income not recognized on nonaccrual loans was $1.1 million and $173 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$5,897,815	$62,702	4.31%	$5,784,965	$76,527	5.32%
Loans held for investment, MW	510,678	3,815	3.03	163,646	1,334	3.28
PPP loans	356,356	882	1.00	—	—	—
Debt Securities	1,063,538	7,437	2.84	1,038,954	7,397	2.86
Interest-earning deposits in other banks	341,483	127	0.15	308,546	871	1.14
Equity securities and other investments	87,178	663	3.08	91,917	850	3.72
Total interest-earning assets	8,257,048	75,626	3.71	7,388,028	86,979	4.74
ACL	(105,972)			(44,270)
Noninterest-earning assets	790,195			782,024
Total assets	$8,941,271			$8,125,782

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,038,586	$1,980	0.26%	$2,638,633	$6,552	1.00%
Certificates and other time deposits	1,509,836	3,061	0.82	1,650,678	8,240	2.01
Advances from FHLB	777,694	1,812	0.94	937,901	2,879	1.23
Subordinated debentures and subordinated debt	265,356	3,138	4.80	145,189	1,903	5.27
Total interest-bearing liabilities	5,591,472	9,991	0.72	5,372,401	19,574	1.47

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,069,233			1,523,702
Other liabilities	56,272			46,563
Total liabilities	7,716,977			6,942,666
Stockholders’ equity	1,224,294			1,183,116
Total liabilities and stockholders’ equity	$8,941,271			$8,125,782
Net interest rate spread(2)			2.99%			3.27%
Net interest income		$65,635			$67,405
Net interest margin(3)			3.22%			3.67%
(1) Includes average outstanding balances of loans held for sale of $16,602 and $10,995 for the three months ended March 31, 2021 and March 31, 2020, respectively, and average balances of loans held for investment, excluding MW and PPP loans.

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

	For the Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,480	$(15,305)	$(13,825)
Loans held for investments, mortgage warehouse	2,807	(326)	2,481
PPP loans	882	—	882
Securities	173	(133)	40
Other investments	93	(837)	(744)
Interest-bearing deposits in other banks	(43)	(144)	(187)
Total increase (decrease) in interest income	5,392	(16,745)	(11,353)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	985	(5,557)	(4,572)
Certificates and other time deposits	(697)	(4,482)	(5,179)
Advances from FHLB	(488)	(579)	(1,067)
Subordinated debentures and subordinated notes	1,562	(327)	1,235
Total increase (decrease) in interest expense	1,362	(10,945)	(9,583)
Increase (decrease) in net interest income	$4,030	$(5,800)	$(1,770)

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our allowance for credit losses to a level deemed appropriate by management. We recorded no provision for credit losses for the three months ended March 31, 2021, compared to $31.8 million for the same period in 2020, a decrease of $31.8 million, or 100.0%. The decreased provision for credit losses was primarily attributable to changes in the Texas economic forecasts used in the CECL model during the three months ended March 31, 2021 to reflect the expected impact of the COVID-19 pandemic compared to the Texas economic forecasts utilized in the CECL model for the three months ended March 31, 2020. Prior to the three months ended March 31, 2021, significant deterioration in these forecasted Texas economic indicators was brought on by the projected economic impact of the COVID-19 pandemic on the reasonable and supportable forecast period. In the first quarter of 2021, we also recorded a $570 thousand recovery in our provision for unfunded commitments, which was also attributable to improvement in the Texas economic forecasts, compared to a $3.9 million provision for unfunded commitments recorded for the three months ended March 31, 2020.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended March 31,		Increase
	March 31,		Increase
	2021	2020	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,629	$3,642	$(13)
Loan fees	1,341	845	496
Gain on sales of mortgage loans	507	142	365
Government guaranteed loan income, net	6,548	439	6,109
Other	2,147	2,179	(32)
Total noninterest income	$14,172	$7,247	$6,925

Noninterest income for the three months ended March 31, 2021 increased $6.9 million, or 95.6%, to $14.2 million compared to noninterest income of $7.2 million for the same period in 2020. The primary driver of the increase was as follows:
Government guaranteed loan income, net. Government guaranteed loan income, net includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The increase in government guaranteed loan income, net of $6.1 million was primarily due to the increase in fees earned on PPP loans originated and the impact of the fair value option election on these loans for the three months ended March 31, 2021 with no corresponding PPP loan originations during the three months ended March 31, 2020.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, data processing and software expenses, marketing expenses and amortization of intangibles..
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2021	2020
	(In thousands)
Salaries and employee benefits	$22,932	$18,870	$4,062
Non-staff expenses:
Occupancy and equipment	4,096	4,273	(177)
Professional and regulatory fees	3,441	2,196	1,245
Data processing and software expense	2,319	2,089	230
Marketing	909	1,083	(174)
Amortization of intangibles	2,537	2,696	(159)
Telephone and communications	337	319	18
Other	3,026	4,019	(993)
Total noninterest expense	$39,597	$35,545	$4,052

Noninterest expense for the three months ended March 31, 2021 increased $4.1 million, or 11.4%, to $39.6 million compared to noninterest expense of $35.5 million for the three months ended March 31, 2020. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $22.9 million for the three months ended March 31, 2021, an increase of $4.1 million, or 21.5%, compared to the same period in 2020. The increase was primarily attributable to an increase in accrued bonus of $1.9 million, an increase in lender incentive of $1.2 million and an increase in employee stock based compensation of $487 thousand for the three months ended March 31, 2021 as compared to the same period in 2020.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Legal and professional fees were $1.7 million for the three months ended March 31, 2021 compared to $1.2 million for the same period in 2020, an increase of $441 thousand. FDIC assessment fees were $1.0 million for the three months ended March 31, 2021 compared to $151 thousand for the same period in 2020, an increase of $926 thousand primarily driven by an increase in average assets, total equity and FDIC assessment rates.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $3.0 million for the three months ended March 31, 2021 compared to $4.0 million for the same period in 2020, a decrease of $1.0 million, or 24.7%. This decrease was primarily due to a decrease in expenses on other real estate owned of $381 thousand, a decrease in auto and travel expenses of $131 thousand, a decrease in supplies and printing of $129 thousand and a decrease in loan and collection expenses of $117 thousand during the three months ended March 31, 2021.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2021, income tax expense totaled $9.0 million, an increase of $9.7 million, compared to and income tax benefit of $684 thousand for the same period in 2020. For the three months ended March 31, 2021,we had an effective tax rate of 22.1%. The increase in the effective tax rate was a result of the recognition of a $426 thousand true-up of a deferred tax liability slightly offset by $154 thousand in excess tax benefit realized on share-based payment awards during the three months ended March 31, 2021 Excluding this discrete tax item, the Company had an effective tax rate of 21.4% for the three months ended March 31, 2021.

Financial Condition

Our total assets increased $416.6 million, or 4.7%, from $8.8 billion as of December 31, 2020 to $9.2 billion as of March 31, 2021.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by the COVID-19 pandemic. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2021, total loans held for investment, excluding ACL, was $7.0 billion, an increase of $184.8 million, or 2.7%, compared to $6.8 billion as of December 31, 2020. The increase was the result of the continued execution and success of our loan growth strategy as well as our PPP loan portfolio, with which we serve our small businesses impacted by the COVID-19 pandemic. In addition to these amounts, $19.9 million and $21.4 million in loans were classified as held for sale as of March 31, 2021 and December 31, 2020, respectively.

Total loans held for investment, excluding MW and PPP loans, as a percentage of deposits were 86.4% and 89.8% as of March 31, 2021 and December 31, 2020, respectively. Total loans held for investment, excluding MW and PPP loans, as a percentage of assets were 64.6% and 66.3% as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2021		2020
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,632,040	24.9%	$1,559,546	24.3%
MW	599,001	9.1%	577,594	9.0%
Real estate:
Owner Occupied CRE (“OOCRE”)	733,310	11.2%	717,472	11.1%
Non-owner Occupied CRE (“NOOCRE”)	1,970,945	30.0%	1,904,132	29.6%
Construction and land	723,444	11.0%	693,030	10.8%
Farmland	14,751	0.2%	13,844	0.2%
1-4 family residential	492,609	7.5%	524,344	8.2%
Multifamily	386,844	5.9%	424,962	6.6%
Consumer	12,431	0.2%	13,000	0.2%
Total loans held for investment, carried at amortized cost	$6,565,375	100.0%	$6,427,924	100.0%

Held for investment PPP loans, carried at fair value	$407,353	100.0%	$358,042	—%

Total loans held for sale	$19,864	100.0%	$21,414	100.0%

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of March 31,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans(1)	$73,594	$81,096
Accruing loans 90 or more days past due	9,093	3,660
Total nonperforming loans	82,687	84,756
Other real estate owned:
Commercial real estate, construction, land and land development	2,377	2,337
Total other real estate owned	2,377	2,337
Total nonperforming assets	$85,064	$87,093
Troubled debt restructured loans—nonaccrual	22,870	23,225
Troubled debt restructured loans—accruing	5,899	5,932
Ratio of nonperforming loans to total loans	1.39%	1.46%
Ratio of nonperforming assets to total assets	0.92%	0.99%
(1) At March 31, 2021 and December 31, 2020, nonaccrual loans included PCD loans of $1,386 and $1,508 not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2021	2020
	(In thousands)
Commercial	$26,177	$29,318
Real estate:
OOCRE	5,781	6,266
NOOCRE	37,131	40,830
1-4 family residential	3,282	3,308
Consumer	1,223	1,374
Total	$73,594	$81,096

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2021
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$718,748	$1,511	$510	$2,675	$723,444
Farmland	14,751	—	—	—	14,751
1 - 4 family residential	477,925	1,917	4,111	8,656	492,609
Multi-family residential	373,699	13,145	—	—	386,844
OOCRE	614,935	44,087	36,372	37,916	733,310
NOOCRE	1,734,213	152,686	55,417	28,629	1,970,945
Commercial	1,509,022	32,977	71,516	18,525	1,632,040
MW	596,423	2,578	—	—	599,001
Consumer	10,956	95	1,184	196	12,431
Total	$6,050,672	$248,996	$169,110	$96,597	$6,565,375

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	PCD	Total
Real estate:
Construction and land	$687,169	$2,666	$510	$—	$2,685	$693,030
Farmland	13,844	—	—	—	—	13,844
1 - 4 family residential	511,191	2,678	1,734	—	8,741	524,344
Multi-family residential	412,282	12,680	—	—	—	424,962
OOCRE	595,598	44,560	39,323	—	37,991	717,472
NOOCRE	1,650,917	153,090	56,949		43,176	1,904,132
Commercial	1,406,766	56,060	77,260	—	19,460	1,559,546
MW	577,594	—	—	—	—	577,594
Consumer	11,357	252	1,189	—	202	13,000
Total	$5,866,718	$271,986	$176,965	$—	$112,255	$6,427,924

ACL on loans held for investment
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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	March 31, 2021		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$6,805	6.5%	$7,768	7.4%
Farmland	47	—	56	0.1
1 - 4 family residential	6,968	6.6	8,148	7.8
Multi-family residential	4,814	4.6	6,231	5.9
OOCRE	9,122	8.7	9,719	9.2
NOOCRE	39,503	37.6	35,237	33.5
Total real estate	$67,259	64.1%	$67,159	63.9%
Commercial	37,381	35.6	37,554	35.7
Consumer	296	0.3	371	0.4
Total allowance for credit losses	$104,936	100.0%	$105,084	100.0%

The ACL decreased $148 thousand to $104.9 million of March 31, 2021 from December 31, 2020. The decrease in the ACL compared to December 31, 2020 was primarily attributable to net charge-offs of $148 thousand and changes in projected Texas economic forecasts using our CECL model which resulted in no calculated required provision for credit losses as of March 31, 2021 offset by increases in reserves for net loan growth and increases in specific reserves on nonaccrual loans during the three months ended March 31, 2021.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$6,391,891	$5,948,611
Amortized costs of loans outstanding at end of period excluding MW and PPP loans(1)	5,963,493	5,847,862
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	6,563,185	6,200,086
ACL at beginning of period	105,084	29,834
Impact of adopting ASC 326	—	39,137
Provision for credit losses	—	31,776
Charge-offs:
Real estate:
Residential	(15)	—
Commercial	(346)	—
Consumer	(18)	(68)
Total charge-offs	(379)	(68)
Recoveries:
Real estate:
Residential	3	1
Commercial	226	29
Consumer	2	274
Total recoveries	231	304
Net charge-offs	(148)	236
Allowance for credit losses at end of period	$104,936	$100,983
Ratio of allowance to end of period loans excluding MW and PPP loans	1.76%	1.73%
Ratio of net charge-offs to average loans	—%	—%
(1)Excludes loans held for sale.

Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

Equity Securities
As of March 31, 2021, we held equity securities with a readily determinable fair value of $11.2 million compared to $11.4 million as of December 31, 2020. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $3.6 million at March 31, 2021 and December 31, 2020, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of March 31, 2021, we held FHLB stock and FRB stock of $71.5 million compared to $71.2 million as of December 31, 2020. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2021, the carrying amount of debt securities totaled $1.1 billion, an increase of $22.7 million, or 2.1%, compared to $1.1 billion as of December 31, 2020. The increase was primarily due to purchases of debt securities of $84.2 million and net unrealized gains $19.4 million, partially offset by maturities, calls, and paydowns of $41.3 million. Debt securities represented 11.7% and 12.0% of total assets as of March 31, 2021 and December 31, 2020, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2021, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no allowance for credit losses for its held to maturity debt securities as of March 31, 2021.
    As of March 31, 2021 and December 31, 2020, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits
Total deposits as of March 31, 2021 were $6.9 billion, an increase of $391.7 million, or 6.0%, compared to $6.5 billion as of December 31, 2020. The increase from December 31, 2020 was primarily the result of increases of $231.2 million in interest-bearing transaction and savings deposits, $85.9 million in certificates and other time deposits, and $74.6 million in noninterest-bearing demand deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
    The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of March 31, 2021 and December 31, 2020, total borrowing capacity of $638.9 million and $766.4 million, respectively, was available under this arrangement and $777.7 million and $777.7 million, respectively, was outstanding with a weighted average interest rate of 0.94% for the three months ended March 31, 2021 and 1.04% for the year ended December 31, 2020. FHLB has also issued standby letters of credit to the Company for $965.6 million and $567.9 million as of each of March 31, 2021 and December 31, 2020, respectively. Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

Federal Reserve Bank of Dallas.
The Federal Reserve Bank of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2021 and December 31, 2020, $454.0 million and $871.5 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of March 31, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Borrowed Funds” in our 2020 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	March 31, 2021
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	2.03%
SovDallas Capital Trust I	8,609	4.24%
Patriot Bancshares Capital Trust I	5,155	2.09%
Patriot Bancshares Capital Trust II	17,011	1.98%
Subordinated notes
8.50% Fixed-to-Floating Rate Subordinated Notes	$35,000	8.50%
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2021 and the year ended December 31, 2020, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of March 31, 2021 and December 31, 2020. There were no advances under these lines of credit outstanding as of March 31, 2021 and December 31, 2020.
In addition, $409.4 million was available in conjunction with the PPPLF which is a lending facility offered by the FRB to facilitate lending to small businesses under the PPP. As of March 31, 2021, we have not utilized the PPPLF.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $8.9 billion for the three months ended March 31, 2021 and $8.5 billion for the year ended December 31, 2020.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	23.1%	21.4%
Interest-bearing	34.0	32.0
Certificates and other time deposits	16.9	18.2
Advances from FHLB	8.7	12.0
Other borrowings	3.0	2.0
Other liabilities	0.6	0.7
Stockholders’ equity	13.7	13.7
Total	100.0%	100.0%
Uses of Funds:
Loans	74.6%	72.7%
Securities available-for-sale	11.8	13.2
Interest-bearing deposits in other banks	3.8	1.2
Other noninterest-earning assets	9.8	12.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	31.3%	29.9%
Average loans, excluding PPP and MW, to average deposits	88.9%	94.5%

Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans held for investment increased 12.7% for the three months ended March 31, 2021 compared to the year ended December 31, 2020. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2021, we had $3.1 billion in outstanding commitments to extend credit, $353.9 million in unconditionally cancellable MW commitments and $50.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $2.7 billion in outstanding commitments to extend credit, $354.6 million in MW commitments and $44.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2021, we had cash and cash equivalents of $468.0 million compared to $230.8 million as of December 31, 2020.
Analysis of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Net cash provided by operating activities	$83,220	$39,730
Net cash used in investing activities	(228,307)	(403,130)
Net cash provided by financing activities	382,291	542,692
Net change in cash and cash equivalents	$237,204	$179,292

Cash Flows Provided by Operating Activities
    For the three months ended March 31, 2021, net cash provided by operating activities increased by $43.5 million when compared to the same period in 2020. The increase in cash from operating activities was primarily related to the cash received for the termination of derivatives designated as hedging instruments of $43.9 million and a decrease in originations of loans held for sale of $10.5 million.
Cash Flows Used in Investing Activities
    For the three months ended March 31, 2021, net cash used in investing activities decreased by $174.8 million when compared to the same period in 2020. The decrease in cash used in investing activities was primarily attributable to a $120.9 million decrease in purchases of available for sale debt securities and a $106.7 million decrease in originations of net loans held for investment. This decrease was partially offset by a decrease of $67.6 million of maturities of securities available for sale.
Cash Flows Provided by Financing Activities
    For the three months ended March 31, 2021, net cash provided by financing activities decreased by $160.4 million when compared to the same period in 2020. The decrease in cash provided by financing activities was primarily attributable to a $700.0 million decrease in advances from the FHLB. This decrease was partially offset by a $485.8 million increase in deposits and a decrease in treasury stock repurchases of $45.5 million.
    As of the three months ended March 31, 2021 and 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
    On January 28, 2019, the Company's Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC and capital and dividend guidelines of the Federal Reserve. The Stock Buyback Program does not obligate the Company to purchase any shares, and the program may be terminated or amended by the Board at any time prior to its expiration.
During the three months ended March 31, 2021, 147,622 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $26.83. During the three months ended March 31, 2020, 2,002,211 shares were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $24.78.

Capital Resources
Total stockholders’ equity increased to $1.23 billion as of March 31, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $30.4 million, or 2.5%. The increase from December 31, 2020 to March 31, 2021 was primarily the result of $31.8 million of net income recognized, an increase of $6.2 million in other comprehensive income, a $2.9 million increase due to the exercise of employee stock options, and $2.5 million in stock-based compensation recognized during the three months ended March 31, 2021. This increase was partially offset by $4.1 million in stock buybacks and $8.4 million in dividends declared and paid during the three months ended March 31, 2021.
By comparison, total stockholders’ equity decreased to $1.15 billion as of March 31, 2020, compared to $1.19 billion as of December 31, 2019, a decrease of $41.5 million, or 3.5%. The decrease was primarily the result of $49.6 million in stock buybacks, $8.7 million in dividends declared and paid and $15.5 million in CECL transition during the three months ended March 31, 2020.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2021 and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2021		2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,124,859	13.38%	$1,099,031	13.57%
Tier 1 capital (to risk-weighted assets)	808,338	9.61	782,487	9.66
Common equity tier 1 (to risk-weighted assets)	779,057	9.27	753,261	9.30
Tier 1 capital (to average assets)	808,338	9.50	782,487	9.43
Veritex Community Bank
Total capital (to risk-weighted assets)	$998,704	11.89%	$968,481	11.96%
Tier 1 capital (to risk-weighted assets)	914,656	10.89	884,471	10.92
Common equity tier 1 (to risk-weighted assets)	914,656	10.89	884,471	10.92
Tier 1 capital (to average assets)	914,656	10.76	884,471	10.66

Contractual Obligations
In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations, such as our non-cancelable future operating leases, time deposits, future cash payments associated with our contractual obligations pursuant to our FHLB advances, junior subordinated debentures, subordinated debt, securities sold under agreements to repurchase and qualified affordable housing investments. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of March 31, 2021 since December 31, 2020 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

The Company’s commitments to extend credit, MW commitments and outstanding standby and commercial letters of credit were $3.1 billion, $353.9 million and $50.2 million, respectively, as of March 31, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages its liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby and commercial letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
MW commitments
Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on MW facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.
Standby and Commercial Letters of Credit
Standby and commercial letters of credit are written conditional commitments that the Company issues to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse the Company for the amount paid under this standby and commercial letter of credit.
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
Subsequent Events
On April 27, 2021, the Company announced the execution by the Bank of a definitive agreement pursuant to which the Bank will acquire a 49% interest in Thrive for $53.9 million in cash. Upon completion of the investment, the Company will obtain the right to designate a member to Thrive’s board of directors. The investment, which is expected to close in the middle of 2021, is subject to receipt of required regulatory approvals and other customary closing conditions.
Thrive, headquartered in Georgetown, Texas, is a family-owned business and an industry leader in transforming the home financing process into a customer centered digital experience and is the first company in Texas to close a fully electronic note with a remote notary. Thrive’s markets include, among others, Texas, Ohio, Colorado, Kentucky, North Carolina, Kansas, Virginia, Florida, Maryland and Indiana.

LIBOR Transition
    On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of March 31, 2021, the Company had approximately $1.4 billion of loans indexed to LIBOR that mature after 2021. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR. In 2019 and 2020, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes, securitizations, and adjustable rate mortgage loans and private student loans. On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. The ARRC also has published other recommendations relating to the spread adjustment between LIBOR and SOFR and other transition matters. The International Swaps and Derivatives Association, Inc. has announced a protocol for the transition of derivative instruments away from LIBOR..

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through at least the end of 2021. One of the major identified risks is inadequate fallback language in various existing instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks to its business.

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and allowance for loan losses, business combinations, investment securities, and loans held for sale. Since December 31, 2020, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2020, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the proposed investment in Thrive by Veritex, the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, the effects of the COVID-19 pandemic and actions taken in response thereto, our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•risks related to the concentration of our business in Texas, and specifically within the Dallas-Fort Worth metroplex and the Houston metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area;
•uncertain market conditions and economic trends nationally, regionally and particularly in the Dallas-Fort Worth metroplex, Houston metropolitan area and Texas, including as a result of the COVID-19 pandemic;
•risks related to the impact of the COVID-19 pandemic on our business and operations, especially as a vaccine becomes widely available;
•possible additional loan losses and impairment of the collectability of loans, particularly as a result of the COVID-19 pandemic and the programs implemented by the CARES Act, including its automatic loan forbearance provisions, and our PPP lending activities;
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
•risks associated with our CRE and construction loan portfolios, including the risks inherent in the valuation of the collateral securing such loans;
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
•changes in the scope and cost of FDIC, insurance and other coverage; and
•systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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
    We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. With exception of our cash flow hedges designated as a hedging instrument, we do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. We enter into interest rate swaps, caps and collars as an accommodation to our customers in connection with our interest rate swap program. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.98%	9.97%	18.91%	29.38%
+ 200	10.33%	7.49%	12.06%	19.93%
+ 100	4.77%	4.34%	5.37%	9.64%
Base	—%	—%	—%	—%
−100	(2.26)%	(9.09)%	(1.77)%	(10.87)%

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report. In making this determination, our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, considered a reportable event on a Current Report on Form 8-K that occurred during the period covered by this report, which was untimely but eventually filed with the SEC one day late due to an oversight, and which management believes does not change the effectiveness of our disclosure controls as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
    There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Company's Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. The Board authorized increases of $50 million on September 3, 2019 and $75 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. The following repurchases were made under the Stock Buyback Program during the three months ended March 31, 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2021 - January 31, 2021	25,865	$25.40	25,865	$22,226,000
February 1, 2021 - February 28, 2021	121,757	27.14	121,757	18,922,000
March 1, 2021 - March 31, 2021	—	—	—	18,922,000
	147,622	$26.83	147,622	$18,922,000

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
10.1
Executive Employment Agreement, dated April 16, 2021, by and among Veritex Community Bank, Veritex Holdings, Inc. and C. Malcolm Holland (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 23, 2021)

10.2
Executive Employment Agreement, dated April 16, 2021, by and among Veritex Community Bank, Community Bank, Veritex Holdings, Inc. and Jeff Kesler (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 23, 2021)

10.3
Executive Employment Agreement, dated April 16, 2021, by and among Veritex Community Bank, Community Bank, Veritex Holdings, Inc. and Jon Heine (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 23, 2021)

10.4
Executive Employment Agreement, dated April 16, 2021, by and among Veritex Community Bank, Community Bank, Veritex Holdings, Inc. and Clay Riebe (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 23, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 6, 2021	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)