Form 10-Q
period 2021-06-30
Veritex Holdings, Inc.
filed 2021-08-06
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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

As of August 5, 2021, there were 49,523,683 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of June 30, 2021 and December 31, 2020
(Dollars in thousands, except par value and share information)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$51,726	$44,337
Interest bearing deposits in other banks	338,301	186,488
Total cash and cash equivalents	390,027	230,825
Debt securities available-for-sale, at fair value	1,077,239	1,024,329
Debt securities held-to-maturity (fair value of $51,489 and $34,283, at June 30, 2021 and December 31, 2020, respectively)	48,638	30,872
Equity securities	14,982	14,938
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas Stock (“FHLB”) and Federal Reserve Bank (“FRB”) Stock	71,558	71,236
Total investments	1,213,435	1,142,393
Loans held for sale	12,065	21,414
Loans held for investment, Paycheck Protection Program (“PPP”) loans, carried at fair value	291,401	358,042
Loans held for investment, mortgage warehouse (“MW”)	559,939	577,594
Loans held for investment, excluding MW and PPP	6,272,087	5,847,862
Less: Allowance for credit losses (“ACL”)	(99,543)	(105,084)
Total loans held for investment, net	7,023,884	6,678,414
Bank-owned life insurance (“BOLI”)	83,304	82,855
Bank premises, furniture and equipment, net	123,504	115,063
Other real estate owned	2,467	2,337
Intangible assets, net of accumulated amortization	57,143	61,733
Goodwill	370,840	370,840
Other assets	72,856	114,997
Total assets	$9,349,525	$8,820,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,388,068	$2,097,099
Interest-bearing transaction and savings deposits	3,112,974	2,958,456
Certificates and other time deposits	1,477,860	1,457,291
Total deposits	6,978,902	6,512,846
Accounts payable and other liabilities	55,499	61,928
Advances from FHLB	777,640	777,718
Subordinated debentures and subordinated notes	262,766	262,778
Securities sold under agreements to repurchase	1,811	2,225
Total liabilities	8,076,618	7,617,495
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,808,267 and 55,500,118 shares issued at June 30, 2021 and December 31, 2020, respectively; 49,498,295 and 49,337,768 shares outstanding at June 30, 2021 and December 31, 2020, respectively	558	555
Additional paid-in capital	1,134,603	1,126,437
Retained earnings	216,704	172,232
Accumulated other comprehensive income	77,189	56,225
Treasury stock, 6,309,972 and 6,162,350 shares at cost at June 30, 2021 and December 31, 2020, respectively	(156,147)	(152,073)
Total stockholders’ equity	1,272,907	1,203,376
Total liabilities and stockholders’ equity	$9,349,525	$8,820,871

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$67,814	$70,440	$135,213	$148,301
Debt securities	7,529	7,825	14,966	15,222
Deposits in financial institutions and Fed Funds sold	167	186	294	1,057
Equity securities and other investments	672	891	1,335	1,741
Total interest and dividend income	76,182	79,342	151,808	166,321
Interest expense:
Transaction and savings deposits	1,661	2,471	3,641	9,023
Certificates and other time deposits	2,423	6,515	5,484	14,755
Advances from FHLB	1,829	2,801	3,641	5,680
Subordinated debentures and subordinated notes	3,138	1,798	6,276	3,701
Total interest expense	9,051	13,585	19,042	33,159
Net interest income	67,131	65,757	132,766	133,162
Provision for credit losses	—	16,172	—	47,948
Provision for credit losses on unfunded commitments	577	2,799	7	6,680
Net interest income after provision for credit losses	66,554	46,786	132,759	78,534
Noninterest income:
Service charges and fees on deposit accounts	3,847	2,960	7,476	6,602
Loan fees	1,823	1,240	3,164	2,085
Gain on sales of securities	—	2,879	—	2,879
Gain on sale of mortgage loans held for sale	385	308	892	450
Government guaranteed loan income, net	3,448	11,006	9,996	11,445
Other	2,953	2,897	5,100	5,076
Total noninterest income	12,456	21,290	26,628	28,537
Noninterest expense:
Salaries and employee benefits	23,451	20,019	46,383	38,889
Occupancy and equipment	4,233	3,994	8,329	8,267
Professional and regulatory fees	3,086	2,796	6,527	4,992
Data processing and software expense	2,536	2,434	4,855	4,523
Marketing	1,841	561	2,750	1,644
Amortization of intangibles	2,517	2,696	5,054	5,392
Telephone and communications	337	308	674	627
COVID expenses	—	1,245	—	1,245
Other	3,716	6,008	6,742	10,027
Total noninterest expense	41,717	40,061	81,314	75,606
Income before income tax expense	37,293	28,015	78,073	31,465
Income tax expense	7,837	3,987	16,830	3,303
Net income	$29,456	$24,028	$61,243	$28,162
Basic earnings per share	$0.60	$0.48	$1.24	$0.56
Diluted earnings per share	$0.59	$0.48	$1.22	$0.56

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$29,456	$24,028	$61,243	$28,162
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available-for-sale:
Change in net unrealized gains (losses) on securities available-for-sale during the period, net	10,303	4,773	(9,134)	33,260
Reclassification adjustment for net gains included in net income	—	(2,879)	—	(2,879)
Net unrealized gains (losses) on securities available-for-sale	10,303	1,894	(9,134)	30,381

Net unrealized gains (losses) on derivative instruments designated as cash flow hedges	8,401	(4,668)	35,672	(936)
Other comprehensive income (loss), before tax	18,704	(2,774)	26,538	29,445
Income tax expense (benefit)	3,928	(518)	5,574	6,492
Other comprehensive income (loss), net of tax	14,776	(3,292)	20,964	22,953
Comprehensive income	$44,232	$20,736	$82,207	$51,115

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	49,432,750	$557	6,309,972	$(156,147)	$1,131,324	$195,661	$62,413	$1,233,808
Restricted stock units (“RSUs”) vested, net of 2,402 shares withheld to cover tax withholdings	20,946	1	—	—	(83)	—	—	(82)
Exercise of employee stock options, net of 19,616 and 3,831 shares withheld to cover tax withholdings and exercise price, respectively	44,599	—	—	—	670	—	—	670
Stock based compensation	—	—	—	—	2,692	—	—	2,692
Net income	—	—	—	—	—	29,456	—	29,456
Dividends paid	—	—	—	—	—	(8,413)		(8,413)
Other comprehensive income	—	—	—	—	—	—	14,776	14,776
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907

Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2020	49,557,364	$554	5,814,922	$(144,160)	$1,119,757	$127,812	$45,306	$1,149,269
RSUs vested, net of 2,501 shares withheld to cover tax withholdings	17,447	—	—	—	(41)	—	—	(41)
Exercise of employee stock options (no shares withheld to cover tax withholdings or exercise price)	57,936	1	—	—	502	—	—	503
Stock based compensation	—	—	—	—	1,845	—	—	1,845
Net income	—	—	—	—	—	24,028	—	24,028
Dividends paid	—	—	—	—	—	(8,563)	—	(8,563)
Other comprehensive loss	—	—	—	—	—	—	(3,292)	(3,292)
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSUs vested, net of 18,989 shares withheld to cover tax withholdings	79,056	1	—	—	(551)	—	—	(550)
Exercise of employee stock options, net of 37,668 and 7,305 shares withheld to cover tax withholdings and exercise price, respectively	229,093	2	—	—	3,547	—	—	3,549
Stock buyback	(147,622)	—	147,622	(4,074)	—	—	—	(4,074)
Stock based compensation	—	—	—	—	5,170	—	—	5,170
Net income	—	—	—	—	—	61,243	—	61,243
Dividends paid	—	—	—	—	—	(16,771)	—	(16,771)
Other comprehensive income	—	—	—	—	—	—	20,964	20,964
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907

Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
RSUs vested, net of 21,180 shares withheld to cover tax withholdings	86,279	1	—	—	(644)	—	—	(643)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover tax withholdings and exercise price, respectively	474,810	5	—	—	916	—	—	921
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)	—	—	—	(49,557)
Stock based compensation	—	—	—	—	3,803	—	—	3,803
Net income	—	—	—	—	—	28,162	—	28,162
Dividends paid	—	—	—	—	—	(17,291)	—	(17,291)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive loss	—	—	—	—	—	—	22,953	22,953
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$61,243	$28,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	7,420	7,856
Net accretion of time deposit premium, debt discount and debt issuance costs	(132)	(974)
Provision for credit losses	7	54,628
Accretion of loan purchase discount	(3,447)	(7,454)
Stock-based compensation expense	5,170	3,803
Excess tax benefit from stock compensation	(269)	(1,423)
Net amortization of premiums on debt securities	1,548	1,746
Unrealized loss (gain) on equity securities recognized in earnings	136	(213)
Change in cash surrender value and mortality rates of BOLI	(449)	(961)
Net gain on sales of debt securities	—	(2,879)
Change in fair value of government guaranteed loans using fair value option	416	1,675
Gain on sales of mortgage loans held for sale	(892)	(449)
Gain on sales of government guaranteed loans	(1,953)	(604)
Originations of loans held for sale	(47,763)	(52,164)
Proceeds from sales of loans held for sale	59,875	39,586
Loss on sale of other real estate owned	—	209
Gain on sale of bank premises, furniture and equipment	—	(358)
Write-down of other real estate owned	174	—
Termination of derivatives designated as hedging instruments	43,900	—
Decrease (increase) in other assets	26,384	(13,291)
(Decrease) increase in accounts payable and other liabilities	(4,178)	10,706
Net cash provided by operating activities	147,190	67,601
Cash flows from investing activities:
Purchases of available for sale debt securities	(151,796)	(321,465)
Proceeds from sales of available for sale debt securities	—	90,897
Proceeds from maturities, calls and pay downs of available for sale debt securities	88,361	146,525
Purchases of held to maturity debt securities	(19,877)	—
Maturity, calls and paydowns of held to maturity debt securities	1,953	826
Purchases of other investments	(502)	(20,150)
Net loans originated	(344,869)	(636,536)
Proceeds from sale of government guaranteed loans	1,692	8,384
Net additions to bank premises, furniture and equipment	(10,742)	(1,090)
Proceeds from sales of bank premises, furniture and equipment	—	2,157
Proceeds from sales of other real estate owned	—	1,843
Net cash used in investing activities	(435,780)	(728,609)
Cash flows from financing activities:
Net increase in deposits	466,130	231,882
Net (decrease) increase in advances from FHLB	(78)	409,924
Redemption of subordinated debt	—	(5,000)
Net change in securities sold under agreement to repurchase	(414)	(581)
Payments to tax authorities for stock-based compensation	(550)	(3,790)
Proceeds from exercise of employee stock options	3,549	4,068
Proceeds from exercise of stock warrants	—	109
Purchase of treasury stock	(4,074)	(49,557)
Dividends paid	(16,771)	(17,291)
Net cash provided by financing activities	447,792	569,764
Net increase in cash and cash equivalents	159,202	(91,244)
Cash and cash equivalents at beginning of period	230,825	251,550
Cash and cash equivalents at end of period	$390,027	$160,306
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 21 branches and one mortgage office located in the Dallas-Fort Worth metroplex and 11 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation including the reclassification on the condensed consolidated statements of income from rental income to other income of $547 and $1,098 during the three and six months ended June 30, 2020, respectively.
Earnings Per Share (“EPS”)
EPS are based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (numerator)
Net income	$29,456	$24,028	$61,243	$28,162
Shares (denominator)
Weighted average shares outstanding for basic EPS	49,476	49,597	49,435	50,161
Dilutive effect of employee stock-based awards	855	130	752	222
Adjusted weighted average shares outstanding	50,331	49,727	50,187	50,383
EPS:
Basic	$0.60	$0.48	$1.24	$0.56
Diluted	$0.59	$0.48	$1.22	$0.56

For the three and six months ended June 30, 2021, there were 52 and 538 antidilutive shares, respectively, excluded from the diluted EPS weighted average shares outstanding related to stock options.

For the three months ended June 30, 2020, there were 1,651 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 477 relating to restricted stock units (“RSUs”) and 1,174 relating to stock options. For the six months ended June 30, 2020, there were 1,353 antidilutive shares excluded from the diluted weighted average shares outstanding, 226 relating to RSUs and 1,127 relating to stock options.

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

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs” ("ASU 2020-08") clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 was effective for us on January 1, 2021 and did not have a significant impact on our consolidated financial statements and related disclosures.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,022	$35,116
Cash paid for income taxes	15	2,330
Supplemental Disclosures of Non-Cash Flow Information:
Net foreclosure of other real estate owned and repossessed assets	334	4,100
Transfer of other real estate owned to other assets for losses incurred upon sale and expected to be collected from the SBA	—	327

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

    During the three months ended June 30, 2021 and 2020, there were no shares repurchased through the Stock Buyback Program. During the six months ended June 30, 2021 and 2020, there were 147,622 and 2,002,211 shares repurchased through the Stock Buyback Program and held as treasury stock at an average price per share of $26.83 and $24.78, respectively.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,227 and $11,363 at June 30, 2021 and December 31, 2020, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three and six months ended June 30, 2021 or 2020. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$63	$462	$(136)	$213
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $3,755 and $3,575 as of June 30, 2021 and December 31, 2020, respectively.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses (“ACL”) and the fair value of available for sale and held to maturity securities are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Available for sale
Corporate bonds	$195,342	$10,032	$4	$—	$205,370
Municipal securities	117,277	8,704	177	—	125,804
Mortgage-backed securities	233,997	11,990	1,097	—	244,890
Collateralized mortgage obligations	375,506	15,057	572	—	389,991
Asset-backed securities	59,091	2,292	349	—	61,034
Collateralized loan obligations	50,149	1	—	—	50,150
	$1,031,362	$48,076	$2,199	$—	$1,077,239

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Held to maturity
Mortgage-backed securities	$21,073	$727	$105	$—	$21,695
Collateralized mortgage obligations	1,423	73	—	—	1,496
Municipal securities	26,142	2,176	20	—	28,298
	$48,638	$2,976	$125	$—	$51,489

The Company did not transfer any debt securities from available for sale to held to maturity at fair value during the three and six months ended June 30, 2021.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Available for sale
Corporate bonds	$173,050	$6,417	$1,297	$—	$178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Asset-backed securities	52,335	2,934	—	—	55,269
	$969,318	$56,422	$1,411	$—	$1,024,329

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Held to maturity
Mortgage-backed securities	$6,982	$849	$—	$—	$7,831
Collateralized mortgage obligations	1,620	103	—	—	1,723
Municipal securities	22,270	2,459	—	—	24,729
	$30,872	$3,411	$—	$—	$34,283

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$3,246	$4	$—	$—	$3,246	$4
Municipal securities	12,753	151	2,314	26	15,067	177
Mortgage-backed securities	62,811	1,097	—	—	62,811	1,097
Collateralized mortgage obligations	64,909	572	—	—	64,909	572
Asset-backed securities	11,626	349	—	—	11,626	349
	$155,345	$2,173	$2,314	$26	$157,659	$2,199
Held to maturity
Mortgage-backed securities	$15,028	$105	$—	$—	$15,028	$105
Municipal securities	2,031	20	—	—	2,031	20
	$17,059	$125	$—	$—	$17,059	$125

	December 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$2,667	$6	$—	$—	$2,667	$6
Corporate bonds	31,953	1,297	—	—	31,953	1,297
Mortgage-backed securities	34,402	108	—	—	34,402	108
	$69,022	$1,411	$—	$—	$69,022	$1,411

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
The number of available for sale debt securities in an unrealized loss position totaled 22 and 11 at June 30, 2021 and December 31, 2020, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2021, management believes that the unrealized losses detailed in the previous tables are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.
    The amortized costs and estimated fair values of securities available for sale, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and collateralized loan obligations typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and collateralized loan obligations thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	June 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,186	$5,308	$—	$—
Due from five years to ten years	175,614	184,705	3,871	4,180
Due after ten years	131,819	141,161	22,271	24,118
	312,619	331,174	26,142	28,298
Mortgage-backed securities and collateralized mortgage obligations	609,503	634,881	22,496	23,191
Asset-backed securities	59,091	61,034	—	—
Collateralized loan obligations	50,149	50,150	—	—
	$1,031,362	$1,077,239	$48,638	$51,489

	December 31, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$4,935	$5,139	$—	$—
Due from five years to ten years	154,576	158,510	3,334	3,591
Due after ten years	129,072	140,177	18,936	21,138
	288,583	303,826	22,270	24,729
Mortgage-backed securities and collateralized mortgage obligations	628,400	665,234	8,602	9,554
Asset-backed securities	52,335	55,269	—	—
	$969,318	$1,024,329	$30,872	$34,283
    Proceeds from sales of debt securities available for sale and gross gains and losses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Proceeds for sales	$—	$90,897
Gross realized gains	—	2,879
Gross realized losses	—	—
As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of June 30, 2021 and December 31, 2020.

5. Loans Held for Investment and ACL
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	June 30, 2021	December 31, 2020
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$871,765	$693,030
Farmland	13,661	13,844
1 - 4 family residential	513,635	524,344
Multi-family residential	367,445	424,962
Owner occupied commercial (“OOCRE”)	744,899	717,472
Non-owner occupied commercial (“NOOCRE”)	1,986,538	1,904,132
Commercial	1,771,100	1,559,546
MW	559,939	577,594
Consumer	10,530	13,000
	6,839,512	6,427,924

Deferred loan fees, net	(7,486)	(2,468)
ACL	(99,543)	(105,084)
Loans held for investment carried at amortized cost, net	6,732,483	6,320,372

Loans held for investment, carried at fair value:
PPP loans	291,401	358,042
Total loans held for investment, net	$7,023,884	$6,678,414
Included in the total loans held for investment, net, as of June 30, 2021 and December 31, 2020 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired within a business combination in the approximate amounts of $12,192 and $15,526, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2021 and December 31, 2020 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) loans of $3,291 and $3,215, respectively.
Loans held for investment, PPP loans, carried at fair value
Included in total loans held for investment, net, as of June 30, 2021 and December 31, 2020 was $291,401 and $358,042, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income and the net gain (loss) due to the change in the fair value of PPP loans which is included in government guaranteed loan income, net, on the accompanying condensed consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying condensed consolidated statements of cash flows.

	June 30, 2021		June 30, 2020
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
PPP fee income	$1,004	$7,628	$12,516	$12,516
Net gain (loss) due to the change in fair value	622	335	(2,005)	(2,005)

These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of June 30, 2021, we believe a majority of the Company’s PPP loans will meet such criteria.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (“TDR”). The activity in the ACL related to loans held for investment is as follows:

	Three Months Ended June 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of period	$6,805	$47	$6,968	$4,814	$9,122	$39,503	$37,381	$296	$104,936
Credit loss expense non-PCD loans	462	(1)	130	(627)	2,408	(595)	2,750	(76)	4,451
Credit loss expense PCD loans	13	—	(173)	—	(17)	(1,666)	(2,610)	2	(4,451)
Charge-offs	—	—	(288)	—	(689)	—	(5,620)	(20)	(6,617)
Recoveries	—	—	23	—	500	—	659	42	1,224
Ending Balance	$7,280	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543

	Three Months Ended June 30, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of period	$6,838	$58	$8,318	$4,899	$16,461	$25,681	$38,110	$618	$100,983
Credit loss expense non-PCD loans	2,818	5	2,609	1,529	1,597	7,424	1,202	(11)	17,173
Credit loss expense PCD loans	(635)	—	(150)	—	(4,172)	2,962	998	(4)	(1,001)
Charge-offs	—	—	—	—	—	—	(1,740)	(57)	(1,797)
Recoveries	—	—	—	—	—	—	7	—	7
Ending Balance	$9,021	$63	$10,777	$6,428	$13,886	$36,067	$38,577	$546	$115,365

	Six Months Ended June 30, 2021
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768		$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit loss expense non-PCD loans	(487)		(10)	(1,014)	(2,044)	793	3,479	1,647	(130)	2,234
Credit loss expense PCD loans	(1)			(197)	—	1,001	(1,474)	(1,560)	(3)	(2,234)
Charge-offs	—		—	(303)	—	(689)	—	(5,966)	(38)	(6,996)
Recoveries	—		—	26	—	500	—	885	44	1,455
Ending Balance	$7,280	0	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543

	Six Months Ended June 30, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822	$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	5,783	(2)	5,097	3,835	2,515	17,379	11,428	(26)	46,009
Credit loss expense PCD loans	(522)	—	(323)	—	(1,695)	3,374	1,124	(19)	1,939
Charge-offs	—	—	—	—	—	—	(1,740)	(125)	(1,865)
Recoveries	—	—	1	—	—	—	36	274	311
Ending Balance	$9,021	$63	$10,777	$6,428	$13,886	$36,067	$38,577	$546	$115,365

The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans held for investment as of June 30, 2021 and December 31, 2020.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
Real estate:
1 - 4 family residential	$199	$—	$199	$11
OOCRE	1,413	430	—	—
NOOCRE	19,321	6,147	16,080	—
Commercial	4,053	1,508	8,666	4,668
Consumer	1,063	—	143	50
Total	$26,049	$8,085	$25,088	$4,729
(1) Loans reported exclude PCD loans that transitioned upon adoption of ASC 326 and accounted for on a pooled basis.

Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the terms of the applicable loan agreement. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans aggregated by class of loans, as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$1,201	$1,201	$3,308	$3,199
OOCRE	16,960	16,385	6,266	5,645
NOOCRE	35,181	15,739	40,830	19,213
Commercial	22,424	1,743	29,318	1,015
Consumer	1,228	1,216	1,374	1,220
Total	$76,994	$36,284	$81,096	$30,292
    There were $12,515 and $1,508 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at June 30, 2021 and December 31, 2020, respectively.
    During the three and six months ended June 30, 2021, interest income not recognized on nonaccrual loans was $255 and $1,375, respectively. During the three and six months ended June 30, 2020, interest income not recognized on nonaccrual loans was $363 and $536, respectively.

    An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of June 30, 2021 and December 31, 2020, is as follows:

	June 30, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$869,324	$2,441	$871,765	$—
Farmland	—	—	—	—	13,661	—	13,661	—
1 - 4 family residential	1,837	—	1,145	2,982	509,444	1,209	513,635	43
Multi-family residential	—	—	—	—	367,445	—	367,445	—
OOCRE	143	4,612	11,740	16,495	699,518	28,886	744,899	—
NOOCRE	855	12,501	3,359	16,715	1,941,201	28,622	1,986,538	—
Commercial	1,985	404	11,560	13,949	1,741,947	15,204	1,771,100	356
MW	—	—	—	—	559,939	—	559,939	—
Consumer	148	2	1,159	1,309	9,035	186	10,530	63
Total	$4,968	$17,519	$28,963	$51,450	$6,711,514	$76,548	$6,839,512	$462
(1) Loans 90 days past due and still accruing excludes $17,099 of pooled PCD loans as of June 30, 2021 that transitioned upon adoption of ASC 326.

	December 31, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$690,345	$2,685	$693,030	$—
Farmland	—	—	—	—	13,844	—	13,844	—
1 - 4 family residential	2,338	122	4,802	7,262	508,341	8,741	524,344	1,670
Multi-family residential	—	—	—	—	424,962	—	424,962	—
OOCRE	2,278	2,143	2,814	7,235	672,246	37,991	717,472	1,280
NOOCRE	7,675	2,911	17,586	28,172	1,832,784	43,176	1,904,132	—
Commercial	1,983	1,431	20,360	23,774	1,516,312	19,460	1,559,546	1,230
MW	—	—	—	—	577,594	—	577,594	—
Consumer	75	77	1,338	1,490	11,308	202	13,000	24
Total	$14,349	$6,684	$46,900	$67,933	$6,247,736	$112,255	$6,427,924	$4,204
(1) Loans 90 days past due and still accruing excludes $32,627 of PCD loans accounted for on a pooled basis as of December 31, 2020.

Loans past due 90 days and still accruing were $462 and $4,204 as of June 30, 2021 and December 31, 2020, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $28,643 and $29,157 as of June 30, 2021 and December 31, 2020, respectively.
    The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the six months ended June 30, 2021 and 2020. There were no loans modified as TDRS during the three months ended June 30, 2021 and 2020.

	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Six months ended June 30, 2021
Commercial	$207	$—	$207	1

Six months ended June 30, 2020
Commercial	$1,440	$1,337	$2,777	3
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2021 and 2020. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income during the three and six months ended June 30, 2021 that would have been recorded had the terms of the loans not been modified on TDR loans was $57 and $179, respectively. Interest income recorded during the three and six months ended June 30, 2020 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2021 or December 31, 2020.

For the six months ended June 30, 2021, the Company had 12 modifications of loans with an aggregate principal balances of $4,758 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and related interagency guidance of the federal banking agencies (collectively “Section 4013 of the CARES Act”). For the year ended December 31, 2020, the Company had 754 modifications of loans with an aggregate principal balance of $1,126,975 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. As of June 30, 2021, the Company had 2 loans with an aggregate principal balance of $6,920 remaining on deferment under Section 4013 of the CARES Act.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2021
Construction and land:
Pass	$114,709	$309,478	$267,673	$116,639	$16,742	$29,490	$12,591	$496	$867,818
Special mention	—	—	—	321	—	—	—	—	321

Substandard	—	—	—	1,185	—	—	—	—	1,185
PCD	—	—	—	—	—	2,441	—	—	2,441
Total construction and land	$114,709	$309,478	$267,673	$118,145	$16,742	$31,931	$12,591	$496	$871,765

Farmland:
Pass	$1,549	$534	$469	$3,367	$3,023	$3,554	$1,165	$—	$13,661
Total farmland	$1,549	$534	$469	$3,367	$3,023	$3,554	$1,165	$—	$13,661

1 - 4 family residential:
Pass	$90,644	$112,315	$61,905	$77,038	$32,372	$115,821	$16,295	$3,338	$509,728
Special mention	—	—	—	152	—	421	—	—	573
Substandard	—	—	—	—	118	1,117	890	—	2,125
PCD	—	—	—	—	—	1,209	—	—	1,209
Total 1 - 4 family residential	$90,644	$112,315	$61,905	$77,190	$32,490	$118,568	$17,185	$3,338	$513,635

Multi-family residential:
Pass	$51,096	$66,234	$94,568	$81,127	$13,762	$39,419	$52	$—	$346,258
Special mention	—	—	—	21,187	—	—	—	—	21,187
Total multi-family residential	$51,096	$66,234	$94,568	$102,314	$13,762	$39,419	$52	$—	$367,445

OOCRE:
Pass	$64,427	$149,710	$69,980	$59,757	$69,529	$212,896	$2,246	$—	$628,545
Special mention	—	—	1,077	20,251	333	8,218	—	—	29,879
Substandard	—	414	—	25,656	881	30,638	—	—	57,589
PCD	—	—	1,431	—	7,299	20,156	—	—	28,886
Total OOCRE	$64,427	$150,124	$72,488	$105,664	$78,042	$271,908	$2,246	$—	$744,899

NOOCRE:
Pass	$192,285	$337,090	$265,817	$441,505	$97,425	$416,101	$15,848	$1,593	$1,767,664
Special mention	—	238	2,747	15,678	22,176	45,872	493	—	87,204
Substandard	—	1,495	11,044	26,127	4,487	47,394	12,501	—	103,048
PCD	—	—	—	18,855	—	9,767	—	—	28,622
Total NOOCRE	$192,285	$338,823	$279,608	$502,165	$124,088	$519,134	$28,842	$1,593	$1,986,538

Commercial:
Pass	$297,688	$244,094	$161,556	$78,968	$21,978	$55,754	$800,605	$12,640	$1,673,283
Special mention	760	4,367	1,395	8,137	9,217	2,390	3,814	3,448	33,528
Substandard	—	866	4,315	14,683	6,288	4,244	14,665	4,024	49,085
PCD	—	—	—	365	2,121	12,718	—	—	15,204
Total commercial	$298,448	$249,327	$167,266	$102,153	$39,604	$75,106	$819,084	$20,112	$1,771,100

MW:
Pass	$—	$—	$—	$—	$—	$—	$558,400	$—	$558,400
Special mention	—	—	—	—	—	—	1,539	—	1,539
Total MW	$—	$—	$—	$—	$—	$—	$559,939	$—	$559,939

Consumer:
Pass	$325	$1,818	$842	$622	$3,290	$1,142	$1,053	$—	$9,092
Special mention	—	—	—	—	—	16	—	—	16
Substandard	—	—	3	3	107	59	1,064	—	1,236
PCD	—	—	—	—	26	160	—	—	186
Total consumer	$325	$1,818	$845	$625	$3,423	$1,377	$2,117	$—	$10,530

Total Pass	$812,723	$1,221,273	$922,810	$859,023	$258,121	$874,177	$1,408,255	$18,067	$6,374,449
Total Special Mention	760	4,605	5,219	65,726	31,726	56,917	5,846	3,448	174,247
Total Substandard	—	2,775	15,362	67,654	11,881	83,452	29,120	4,024	214,268
Total PCD	—	—	1,431	19,220	9,446	46,451	—	—	76,548
Total	$813,483	$1,228,653	$944,822	$1,011,623	$311,174	$1,060,997	$1,443,221	$25,539	$6,839,512
1 Term loans amortized cost basis by origination year excludes $7,486 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction and land:
Pass	$155,358	$282,497	$179,372	$11,791	$9,938	$27,147	$21,066	$—	$687,169
Special mention	—	—	2,666	—	—	—	—	—	2,666
Substandard	—	—	510	—	—	—	—	—	510
PCD	—	—	—	—	—	2,685	—	—	2,685
Total construction and land	$155,358	$282,497	$182,548	$11,791	$9,938	$29,832	$21,066	$—	$693,030

Farmland:
Pass	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844
Total farmland	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844

1 - 4 family residential:
Pass	$120,580	$79,617	$91,890	$49,338	$31,936	$115,797	$19,065	$2,968	$511,191
Special mention	—	1,077	154	760	—	687	—	—	2,678
Substandard	—	—	142	668	—	—	924	—	1,734
PCD	—	—	—	—	—	8,741	—	—	8,741
Total 1 - 4 family residential	$120,580	$80,694	$92,186	$50,766	$31,936	$125,225	$19,989	$2,968	$524,344

Multi-family residential:
Pass	$107,332	$106,559	$139,721	$18,722	$32,672	$7,218	$58	$—	$412,282
Special mention	—	—	12,680	—	—	—	—	—	12,680
Total multi-family residential	$107,332	$106,559	$152,401	$18,722	$32,672	$7,218	$58	$—	$424,962

OOCRE:
Pass	$113,741	$65,262	$75,940	$79,253	$79,202	$176,668	$5,532	$—	$595,598
Special mention	—	948	22,725	3,701	12,860	4,326	—	—	44,560
Substandard	370	—	10,579	3,830	11,315	6,822	201	6,206	39,323
PCD	—	—	—	—	7,951	30,040	—	—	37,991
Total OOCRE	$114,111	$66,210	$109,244	$86,784	$111,328	$217,856	$5,733	$6,206	$717,472

NOOCRE:
Pass	$361,246		$255,976		$445,079	$90,738	$174,893	$309,572	$13,413	$—	$1,650,917
Special mention	101		31,714		37,572	19,262	25,997	37,951	493	—	153,090
Substandard	1,226	0	9,850	0	4,562	4,108	—	23,098	14,105	—	56,949
PCD	—		—		18,744	—	6,652	17,780	—	—	43,176
Total NOOCRE	$362,573		$297,540		$505,957	$114,108	$207,542	$388,401	$28,011	$—	$1,904,132

Commercial:
Pass	$251,004		$158,158		$112,961	$50,734	$19,821	$41,856	$758,832	$13,400	$1,406,766
Special mention	1,306		2,539		8,224	10,033	1,201	2,165	26,922	3,670	56,060
Substandard	722		4,487		23,245	3,772	7,216	2,083	30,460	5,275	77,260
PCD	—		—		—	3,382	4,196	11,882	—	—	19,460
Total commercial	$253,032		$165,184		$144,430	$67,921	$32,434	$57,986	$816,214	$22,345	$1,559,546

MW:
Pass	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594
Total MW	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594

Consumer:
Pass	$2,489		$1,216		$1,038	$3,899	$887	$353	$1,475	$—	$11,357
Special mention	—		—		—	—	25	227	—	—	252
Substandard	—		—		—	60	—	66	1,063	—	1,189
PCD	—		—		—	36	—	166	—	—	202
Total consumer	$2,489		$1,216		$1,038	$3,995	$912	$812	$2,538	$—	$13,000

Total Pass	$1,112,617		$950,257		$1,049,368	$308,163	$349,349	$682,267	$1,398,329	$16,368	$5,866,718
Total Special Mention	1,407		36,278		84,021	33,756	40,083	45,356	27,415	3,670	271,986
Total Substandard	2,318		14,337		39,038	12,438	18,531	32,069	46,753	11,481	176,965
Total PCD	—		—		18,744	3,418	18,799	71,294	—	—	112,255
Total	$1,116,342		$1,000,872		$1,191,171	$357,775	$426,762	$830,986	$1,472,497	$31,519	$6,427,924
1 Term loans amortized cost basis by origination year excludes $2,468 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $304,290 and $215,638 as of June 30, 2021 and 2020, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$3,402	$2,990	$3,363	$3,113
Increase from loan sales	384	22	384	131
Net recoveries	84	—	212	—
Amortization charged as a reduction to income	(145)	(72)	(234)	(304)
Balance at end of period	$3,725	$2,940	$3,725	$2,940
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2021 and June 30, 2020 there was a valuation allowance of $344 and $536, respectively.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2021 and December 31, 2020.
During the quarter ended June 30, 2021, the Bank sold $15,176 of SBA loans held for investment resulting in a gain of $1,953. During the quarter ended June 30, 2020, the Bank sold $7,780 of SBA loans held for investment resulting in a gain of $604. The gain on sale of SBA loans is recorded in government guaranteed loan income, net in the accompanying condensed consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,077,239	$—	$1,077,239
Equity securities with a readily determinable fair value	11,227	—	—	11,227
PPP loans	—	291,401	—	291,401
Loans held for sale(1)	—	6,605	—	6,605
Interest rate swap designated as hedging instruments	—	7,926	—	7,926
Correspondent interest rate swaps not designated as hedging instruments	—	334	—	334
Customer interest rate swaps not designated as hedging instruments	—	6,050	—	6,050
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Correspondent interest rate swaps not designated as hedging instruments	$—	$6,406	$—	$6,406
Customer interest rate swaps not designated as hedging instruments	—	297	—	297
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,024,329	$—	$1,024,329
Equity securities with a readily determinable fair value	11,363	—	—	11,363
PPP loans	—	358,042	—	358,042
Loans held for sale(1)	—	6,681	—	6,681
Interest rate swap designated as hedging instruments	—	17,543	—	17,543
Customer interest rate swaps not designated as hedging instruments	—	10,937	—	10,937
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,255	$—	$2,255
Correspondent interest rate swaps not designated as hedging instruments	—	11,666	—	11,666
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

The following table summarizes assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$15,618	$15,618
Servicing assets with a valuation allowance	—	—	2,560	2,560
Other real estate owned	—	—	2,467	2,467
As of December 31, 2020
Assets:
Collateral dependent loans with an ACL	$—	$—	$2,386	$2,386
Servicing assets with a valuation allowance	—	—	2,975	2,975
At June 30, 2021, collateral dependent loans with an allowance had a recorded investment of $23,703, with $8,085 specific allowance for credit loss allocated. At December 31, 2020, collateral dependent loans had a carrying value of $7,115, with $4,729 specific allowance for credit loss allocated.
At June 30, 2021, servicing assets of $2,904 had a valuation allowance totaling $344. At December 31, 2020, servicing assets of $3,531 had a valuation allowance totaling $556.
Other real estate owned consisted of three properties recorded with a fair value of approximately $2,467 at June 30, 2021. During the six months ended June 30, 2021, the Company incurred a write-down of $174 in total on all properties.
There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 or December 31, 2020.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2021 and December 31, 2020 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2021
Financial assets:
Cash and cash equivalents	$390,027	$—	$390,027	$—
Held to maturity debt securities	48,638	—	51,489	—
Loans held for sale(1)	5,460	—	5,460	—
Loans held for investment(2)	6,708,780	—	—	6,751,060
Accrued interest receivable	23,494	—	23,494	—
Bank-owned life insurance	83,304	—	83,304	—
Servicing asset	1,165	—	1,165	—
Equity securities without a readily determinable fair value	3,755	N/A	N/A	N/A
FHLB and FRB stock	71,558	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,978,902	$—	$6,887,072	$—
Advances from FHLB	777,640	—	791,331	—
Accrued interest payable	1,832	—	1,832	—
Subordinated debentures and subordinated notes	262,766	—	262,766	—
Securities sold under agreement to repurchase	1,811	—	1,789	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$230,825	$—	$230,825	$—
Held to maturity debt securities	30,872	—	34,283	—
Loans held for sale(1)	14,733	—	14,733	—
Loans held for investment(2)	6,317,986	—	—	6,335,402
Accrued interest receivable	23,798	—	23,798	—
Bank-owned life insurance	82,855	—	82,855	—
Servicing asset	388	—	486	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,236	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,512,846	$—	$6,608,849	$—
Advances from FHLB	777,718	—	782,321	—
Accrued interest payable	2,665	—	2,665	—
Subordinated debentures and subordinated notes	262,778	—	262,778	—
Securities sold under agreement to repurchase	2,225	—	2,199	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2021 and December 31, 2020 are as shown in the table below.

	June 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	$—	$500,000	$17,543	$—
Interest rate swap on money market deposit account payments	250,000	1,508	—	250,000	—	2,255
Interest rate swap on customer loan interest payments	125,000	987	—	—	—	—
Interest rate swap on customer loan interest payments	125,000	1,347	—	—	—	—
Interest rate swap on customer loan interest payments	125,000	4,084	—	—	—	—
Total derivatives designated as hedging instruments	$625,000	$7,926	$—	$750,000	$17,543	$2,255

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$240,912	$334	$6,406	$303,918	$—	$11,666
Interest rate caps and collars	41,916	1	—	41,916	1	—
Commercial customer counterparty:
Interest rate swaps	240,912	6,050	297	303,918	10,937	—
Interest rate caps and collars	41,916	—	1	41,916	—	1
Total derivatives not designated as hedging instruments	$565,656	$6,385	$6,704	$691,668	$10,938	$11,667
Offsetting derivative assets/liabilities		(5,727)	(5,727)		1	1
Total derivatives	$1,190,656	$8,584	$977	$1,441,668	$28,482	$13,923

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three and six months ended June 30, 2021 and 2020 were as follows.

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	(Loss) gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	Interest Expense	$(2,089)	$—	Interest Expense
Interest rate swap on money market deposit account payments	(132)	(207)	Interest Expense	(2,033)	(215)	Interest Income
Commercial loan interest rate floor	—	325	Interest Income	(546)	546	Interest Income
Interest rate swaps on customer loan interest payments	8,533	(8)	Interest Income	—	—
Total	$8,401	$110		$(4,668)	$331

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$92			$75

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$26,357	$—	Interest Expense	$2,525	$—	Interest Expense
Interest rate swap on money market deposit account payments	3,763	(406)	Interest Expense	(3,936)	(215)	Interest Expense
Commercial loan interest rate floor	—	866	Interest Income	475	831	Interest Income
Interest rate swaps on customer loan interest payments	5,552	216	Interest Income	—	—
Total	$35,672	$676		$(936)	$616

Derivatives not designated as hedging instruments:			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Interest rate swaps, caps and collars			$190			$576

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
In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from a FHLB advance, repurchase agreement, brokered certificate of deposit or some combination of these sources. This interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10-year period starting in March 2022 unless the forecasted transactions become probable of not occurring.

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$240,912	3.140% - 8.470%	LIBOR 1 month + 0% - 5.00%	Wtd. Avg. 5.0 years	$(6,072)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + —%-	Wtd. Avg. 1.1 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$240,912	3.140% - 8.470%	LIBOR 1 month + —% - 5.00%	Wtd. Avg. 5.0 years	$5,753
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + 0%	Wtd. Avg. 1.1 years	$(1)

	December 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$303,918	3.140% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 0.250%	Wtd. Avg. 4.1 years	$(11,666)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + —%	Wtd. Avg. 1.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$303,918	3.140% - 8.470%	LIBOR 1 month + —% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$10,937
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + —% - 2.5%	Wtd. Avg. 1.6 years	$(1)

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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Commitments to extend credit	$3,599,961	$2,743,571
MW commitments	575,657	354,603
Standby and commercial letters of credit	53,877	44,427
Total	$4,229,495	$3,142,601
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance for ACL on unfunded commitments	$10,177	$5,599	$10,747	$878
Impact of CECL adoption	—	—	—	840
Provision for credit losses on unfunded commitments	577	2,799	7	6,680
Ending balance of ACL on unfunded commitments	$10,754	$8,398	$10,754	$8,398

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and six months ended June 30, 2021 and 2020.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2021 and 2020, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	257,500	$10.28	1.37 years
Exercised	(207,500)	10.14
Outstanding and exercisable at June 30, 2020	50,000	$10.84	1.98 years

Outstanding at January 1, 2021	20,000	$10.09	1.06 years	$374
Exercised	(18,550)	10.00
Outstanding and exercisable at June 30, 2021	1,450	$10.39	1.48 years	$136

As of June 30, 2021, December 31, 2020 and June 30, 2020 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the six months ended June 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised as of June 30,
	2021	2020
Nonperformance-based stock options exercised	552	5,851
2019 Amended Plan and Green Acquired Omnibus Plans
2021 Grants of RSUs
    During the six months ending June 30, 2021, the Company granted non-performance-based RSUs and performance-based RSUs (“PSUs”) under the 2019 Amended and Restatement Omnibus Incentive Plan (the “2019 Amended Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the six months ending June 30, 2021 with annual graded vesting over a three year period from the grant date.
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

Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2019 Amended Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2019 Amended Plan	$2,202	$1,392	$4,183	$2,880
Veritex (Green) 2014 Plan	490	453	987	923
2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of June 30, 2021 and 2020, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	849,768	$23.61	8.24 years
Granted	170,025	27.31
Forfeited	(22,456)	28.00
Exercised	(33,439)	19.19
Outstanding at June 30, 2020	963,898	$24.32	8.08 years
Options exercisable at June 30, 2020	487,983	$24.21	7.31 years

Outstanding at January 1, 2021	975,801	$24.26	7.45 years	$2,422
Granted	500	36.54
Forfeited	(13,996)	25.93
Exercised	(133,252)	22.95
Outstanding at June 30, 2021	829,053	$24.46	7.31 years	$9,083
Options exercisable at June 30, 2021	515,903	$24.57	6.82 years	$5,593
Weighted average fair value of options granted during the period		$36.54

As of June 30, 2021, December 31, 2020 and June 30, 2020, there was $1,635, $2,470 and $3,206 of total unrecognized compensation expense related to options awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at June 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 1.13 years.

A summary of the status of the Company’s RSUs under the 2019 Amended Plan as of June 30, 2021 and 2020, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	175,688	$21.65
Granted	328,900	26.55
Vested into shares	(66,874)	24.75
Forfeited	(470)	29.13
Outstanding at June 30, 2020	437,244	$24.83

Outstanding at January 1, 2021	441,132	$20.39
Granted	232,649	26.40
Vested into shares	(64,710)	24.27
Forfeited	(8,981)	26.29
Outstanding at June 30, 2021	600,090	$22.21

A summary of the status of the Company’s PSUs under the 2019 Amended Plan as of June 30, 2021 and 2020, and changes during the six months then ended, is as follows:

	2019 Amended Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	63,727	$22.76
Granted	39,398	29.13
Vested into shares	(1,841)	26.65
Outstanding at June 30, 2020	101,284	$25.22

Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	25.94
Outstanding at June 30, 2021	156,471	$24.17
As of June 30, 2021, December 31, 2020 and June 30, 2020 there was $12,280, $8,222 and $10,038 of total unrecognized compensation related to RSUs and PSUs awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at June 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 2.26 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2019 Amended Plan during the six months ended June 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised, RSUs or PSUs Vested in the Six Months Ended June 30,
	2021	2020
Non-performance-based stock options exercised	4,286	943
RSUs vested	1,986	100
PSUs vested	—	18

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of June 30, 2021 and 2020, and changes during the six months then ended, is as follows:

	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	386,969	$19.30	7.86 years
Granted	31,075	29.13
Forfeited	(27,070)	21.38
Exercised	(34,476)	19.54
Outstanding at June 30, 2020	356,498	$19.95	7.53 years
Options exercisable at June 30, 2020	214,342	$17.87	6.65 years

Outstanding at January 1, 2021	352,000	$19.99	6.97 years	$2,124
Forfeited	(4,251)	21.38
Exercised	(59,522)	19.50
Outstanding at June 30, 2021	288,227	$20.07	6.49 years	$4,447
Options exercisable at June 30, 2021	217,031	$18.89	6.05 years	$3,585

As of June 30, 2021, December 31, 2020 and June 30, 2020, there was $349, $626, and $910 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at June 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.66 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of June 30, 2021 and 2020 and changes during the six months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	116,250	$21.38
Granted	93,918	28.47
Vested into shares	(38,744)	29.13
Forfeited	(4,402)	29.13
Outstanding at June 30, 2020	167,022	$25.33

Outstanding at January 1, 2021	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(3,119)	24.99
Outstanding at June 30, 2021	125,425	$21.22

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of June 30, 2021 and 2020 and changes during the six months then ended, is as follows:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at June 30, 2020	33,851	$23.33

Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at June 30, 2021	35,899	$22.26
As of June 30, 2021, December 31, 2020 and June 30, 2020, there was $2,005, $2,484, and $3,249, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.67 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the six months ended June 30, 2021 and 2020 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2021	2020
Non-performance-based stock options exercised	$1,757	$1,001
RSUs vested	855	142
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of June 30, 2021 and 2020, and changes during the six months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	571,735	$10.64	1.74 years
Exercised	(440,652)	10.35
Outstanding at June 30, 2020	131,083	$11.60	5.41 years

Outstanding at January 1, 2021	131,083	$11.60	4.90 years	$1,843
Exercised	(62,742)	10.51
Outstanding at June 30, 2021	68,341	$12.60	2.67 years	$1,559
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the six months ended June 30, 2021 and 2020 presented below:

	Fair Value of Options Exercised as of June 30,
	2021	2020
Nonperformance-based stock options exercised	1,838	12,231

10. Income Taxes
    Income tax expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense for the period	$7,837	$3,987	$16,830	$3,303
Effective tax rate	21.0%	14.2%	21.6%	10.5%
For the three months ended June 30, 2021, the Company had an effective tax rate of 21.0%. The Company had a net discrete tax benefit of $115 related to an excess tax benefit realized on share-based payment awards during the three months ended June 30, 2021. Excluding this discrete tax item, the Company had an effective tax rate of 21.3% for the three months ended June 30, 2021.

For the six months ended June 30, 2021, the Company had an effective tax rate of 21.6%. The Company had a net discrete tax expense of $157. This discrete tax expense related to a true-up of a deferred tax liability of $426 offset by $269 of an excess tax benefit realized on share-based payment awards during six months ended June 30, 2021. Excluding these discrete tax items, the Company had an effective tax rate of 21.4% for the six months ended June 30, 2021.
For the three and six months ended June 30, 2020, the Company had an effective tax rate of 14.2% and 10.5%, respectively. The decrease in the effective tax rate during the three months ended was primarily due to a net discrete tax benefit of $1,799 as a result of the Company amending a prior year Green Bancorp, Inc. (“Green”) tax return to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019. The Company was allowed to carry back this NOL as result of a provision in the CARES Act that permits NOLs generated in tax years 2018, 2019 or 2020 to be carried back five years. In addition to this, during the six months ended June 30, 2020, the Company recognized a net discrete tax benefit of $1,423 primarily associated with the recognition of excess tax benefit realized on share-based payment awards. Excluding these discrete tax items, the Company had an effective tax rate of 20.7% and 20.9% for the three and six months ended June 30, 2020.

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
The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory actions and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and, if the Bank were not eligible for or did not opt into the Community Bank Leverage Ratio (“CBLR”) framework, certain off-balance sheet items as calculated under regulatory accounting practices. If the Company were not eligible for or did not opt into the CBLR framework, its capital amounts and classification would also be subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors.

Under the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in total consolidated assets may elect to satisfy a single Community Bank Leverage Ratio (“CBLR”) of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. Accordingly, if we and the Bank continue to meet all requirements under this framework, we and the Bank will not be required to report or calculate risk-based capital, and the Bank will be considered to have met the well-capitalized ratio requirements under PCA regulations. The federal banking agencies have finalized the CBLR minimum at 9% and we and the Bank exceed this standard. The CARES Act temporarily reduced the CBLR to 8% until the earlier of December 31, 2020 or the expiration of the national emergency declaration, and rules issued by the federal banking agencies provide a graduated transition back to the 9% threshold by January 1, 2022. The Bank was eligible and elected to use the CBLR framework as of December 31, 2020 however the Bank was no longer eligible to use the CBLR framework as of June 30, 2021.

If we were not eligible for or did not opt into the CBLR framework, we would be subject to other quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Additionally, to be categorized as “well capitalized,” a banking organization that does not operate under the CBLR framework is required to maintain minimum total risk-based common equity Tier 1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of June 30, 2021 and December 31, 2020, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” if the Company and the Bank were not operating under the CBLR framework. There are no conditions or events since June 30, 2021 that management believes have changed the Company’s category.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt the current expected credit losses (“CECL”) methodology during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with the Company’s adoption of CECL on January 1, 2020, the Company has elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total capital (to risk-weighted assets)
Company	$1,146,015	12.86%	$712,918	8.0%	n/a	n/a
Bank	1,030,594	11.57%	712,597	8.0%	$890,747	10.0%
Tier 1 capital (to risk-weighted assets)
Company	833,956	9.36%	534,587	6.0%	n/a	n/a
Bank	950,947	10.68%	534,240	6.0%	712,320	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	804,619	9.03%	400,973	4.5%	n/a	n/a
Bank	950,947	10.68%	400,680	4.5%	578,760	6.5%
Tier 1 capital (to average assets)
Company	833,956	9.38%	355,632	4.0%	n/a	n/a
Bank	950,947	10.70%	355,494	4.0%	444,368	5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)
Company	$1,099,031	13.57%	$647,918	8.0%	n/a	n/a
Bank	968,481	11.96%	647,813	8.0%	$809,767	10.0%
Tier 1 capital (to risk-weighted assets)
Company	782,487	9.66%	486,017	6.0%	n/a	n/a
Bank	884,471	10.92%	485,973	6.0%	647,964	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	753,261	9.30%	364,481	4.5%	n/a	n/a
Bank	884,471	10.92%	364,480	4.5%	526,471	6.5%
Tier 1 capital (to average assets)
Company	782,487	9.43%	331,914	4.0%	n/a	n/a
Bank	884,471	10.66%	331,884	4.0%	414,855	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. No dividends were paid by the Bank to the Holdco during the three months ended June 30, 2021. Dividends of $8,440 were paid by the Bank to the Holdco during the six months ended June 30, 2021. Dividends of $20,000 and $45,000 were paid by the Bank to the Holdco during the three and six months ended June 30, 2020, respectively.

Dividends of $8,413, or $0.17 per outstanding share, and $16,771, or $0.34 per outstanding share, on the applicable record date, were paid by the Company during the three and six months ended June 30, 2021, respectively. Dividends of $8,563, or $0.17 per outstanding share, and $17,291, or $0.34 per outstanding share, on the applicable record date, were paid by the Company during the three and six months ended June 30, 2020, respectively.

13. Subsequent Events

On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $53,900 in cash. As part of the investment, the Company obtained the right to designate one member to Thrive’s board of directors.

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
Recent Developments

Impact of COVID-19

The COVID-19 pandemic has created a global public health crisis that has resulted in continued unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Possible additional waves of COVID-19, including variant strains thereof, may adversely affect the re-opening process. Conversely, ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus, could accelerate the macroeconomic recovery.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities during the COVID-19 pandemic, including increasing our liquidity and reserves supported by a strong capital position. In order to protect the health of our customers and employees, and to comply with applicable governmental directives, we implemented our operational response and preparedness plan, which includes, among other things, dispersion of critical operation processes, increased monitoring focused on higher risk operations, enhanced remote access security and further restricted internet access, enhanced security around wire transfer execution and flexible scheduling provided to employees who are unable to work from home.

On March 27, 2020, the CARES Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for forgivable loans from existing SBA lenders and other approved lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Subsequent legislation, including as noted below, has allocated additional funding to the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The SBA began accepting PPP applications under the Consolidated Appropriations Act, 2021 on January 13, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

Beginning in early April 2020, we began processing loan applications under the PPP, and in January 2021 we began processing applications under the latest round of the PPP. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. If a loan is fully forgiven, the SBA will repay the lending bank in full. If a loan is partially forgiven or not forgiven at all, a bank must look to the borrower for repayment of unforgiven principal and interest. If the borrower defaults, the loan is guaranteed by the SBA. In order to obtain loan forgiveness, a PPP borrower must submit a forgiveness application. The SBA began approving forgiveness applications on October 2, 2020.

In response to the COVID-19 pandemic, we also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Under the loan deferment program, Company had 12 and 754 modifications of loans in 2021 and 2020, respectively with aggregate principal balances of $4.8 million and $1.1 billion in 2021 and 2020, respectively, that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of June 30, 2021, the Company had 2 loans with an aggregate principal balance of $6.9 million remaining on deferment under Section 4013 of the CARES Act.

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

Financial position and results of operations

The COVID-19 pandemic had a material impact on our ACL during 2020. Our ACL calculation and resulting provision for credit losses is significantly impacted by changes in the Texas economic forecasts used in the current expected credit losses (“CECL”) model throughout 2020 and 2021 to reflect the expected impact of the COVID-19 pandemic. Should economic conditions worsen, we could experience increases in our ACL and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans and an increase in charge-offs related to COVID-19. It is possible that our asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are further prolonged.

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

Capital and liquidity

As of June 30, 2021, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. As of June 30, 2021, we have not utilized the PPPLF. Wholesale funding markets have remained open to us with stable and low rates for short term funding. If an economic recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

General

    Net income for the three months ended June 30, 2021 was $29.5 million, an increase of $5.4 million, or 22.6%, from net income of $24.0 million for the three months ended June 30, 2020.
    Basic earnings per share (“EPS”) for the three months ended June 30, 2021 was $0.60, an increase of $0.12 from $0.48 for the three months ended June 30, 2020. Diluted EPS for the three months ended June 30, 2021 was $0.59, an increase of $0.11 from $0.48 for the three months ended June 30, 2020.

Net Interest Income

For the three months ended June 30, 2021, net interest income totaled $67.1 million and net interest margin and net interest spread were 3.11% and 2.90%, respectively. For the three months ended June 30, 2020, net interest income totaled $65.8 million and net interest margin and net interest spread were 3.31% and 3.02%, respectively. The increase in net interest income was due to a $4.5 million decrease in interest expense, partially offset by a $3.2 million decrease in interest income. The decrease in interest income was primarily due to a $2.6 million decrease in interest income on loans due to a decrease in the average yields earned on loans. The decrease in interest expense resulted from $810 thousand and $4.1 million decreases in interest expenses on interest-bearing demand and savings deposits and certificates and other time deposits, respectively, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by a $1.3 million increase in interest expense on subordinated debentures and subordinated debt. Net interest margin decreased 20 basis points from the three months ended June 30, 2020 primarily due to a decrease in average yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits in the three months ended June 30, 2021. As a result, the average cost of interest-bearing deposits decreased to 0.35% for the three months ended June 30, 2021 from 0.84% for the three months ended June 30, 2020.

For the three months ended June 30, 2021, interest expense totaled $9.1 million and the average rate paid on interest-bearing liabilities was 0.63%. For the three months ended June 30, 2020, interest expense totaled $13.6 million and the average rate paid on interest-bearing liabilities was 0.97%. The year-over-year decrease was due to decreases in the average rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2021 and 2020, interest income not recognized on nonaccrual loans was $255 thousand and $536 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,108,527	$63,427	4.16%	$5,797,989	$67,404	4.68%
Loans held for investment, MW	455,334	3,476	3.06	304,873	2,279	3.01
PPP loans	364,020	911	1.00	303,223	757	1.00
Debt Securities	1,095,678	7,529	2.76	1,117,964	7,825	2.82
Interest-earning deposits in other banks	548,087	167	0.12	366,764	186	0.20
Equity securities and other investments	87,413	672	3.08	110,672	891	3.24
Total interest-earning assets	8,659,059	76,182	3.53	8,001,485	79,342	3.99
ACL	(105,050)			(110,483)
Noninterest-earning assets	767,270			798,772
Total assets	$9,321,279			$8,689,774

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,191,405	$1,661	0.21%	$2,684,897	$2,471	0.37%
Certificates and other time deposits	1,515,092	2,423	0.64	1,625,971	6,515	1.61
Advances from FHLB	777,655	1,829	0.94	1,206,930	2,801	0.93
Subordinated debentures and subordinated debt	264,931	3,138	4.75	142,549	1,798	5.07
Total interest-bearing liabilities	5,749,083	9,051	0.63	5,660,347	13,585	0.97

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,266,470			1,826,327
Other liabilities	51,355			47,302
Total liabilities	8,066,908			7,533,976
Stockholders’ equity	1,254,371			1,155,798
Total liabilities and stockholders’ equity	$9,321,279			$8,689,774
Net interest rate spread(2)			2.9%			3.02%
Net interest income		$67,131			$65,757
Net interest margin(3)			3.11%			3.31%
(1) Includes average outstanding balances of loans held for sale of $14,364 and $22,958 for the three months ended June 30, 2021 and June 30, 2020, respectively, and average balances of loans held for investment, excluding MW and PPP loans.
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

	For the Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$3,661	$(8,395)	$(4,734)
Loans held for investments, MW	1,129	68	1,197
PPP loans	—	154	154
Debt securities	(157)	(139)	(296)
Interest-bearing deposits in other banks	90	(109)	(19)
Equity securities and other investments	(188)	(31)	(219)
Total increase (decrease) in interest income	4,535	(8,452)	(3,917)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	467	(1,277)	(810)
Certificates and other time deposits	(445)	(3,647)	(4,092)
Advances from FHLB	(999)	27	(972)
Subordinated debentures and subordinated notes	1,548	(208)	1,340
Total increase (decrease) in interest expense	571	(5,105)	(4,534)
Increase (decrease) in net interest income	$3,964	$(3,347)	$617

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded no provision for credit losses for the three months ended June 30, 2021, compared to $16.2 million for the same period in 2020, a decrease of $16.2 million, or 100.0%. The decreased provision for credit losses was primarily attributable to changes in the Texas economic forecasts used in the Current Expected Credit Losses (“CECL”) model during the three months ended June 30, 2021 to reflect the expected impact of the COVID-19 pandemic as of June 30, 2021 compared to the Texas economic forecasts utilized in the CECL model for the three months ended June 30, 2020. Prior to the three months ended June 30, 2021, significant deterioration in these forecasted Texas economic indicators was brought on by the projected economic impact of the COVID-19 pandemic on the reasonable and supportable forecast period. In the second quarter of 2021, we also recorded a $577 thousand provision for unfunded commitments, which was attributable to higher unfunded balances slightly offset by improving Texas economic forecasts utilized in the unfunded commitments loss rates, compared to a $2.8 million provision for unfunded commitments recorded for the three months ended June 30, 2020.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gain on the sale of securities, gains on the sale of mortgage loans held for sale, government guaranteed loan income, net and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended June 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$3,847	$2,960	$887
Loan fees	1,823	1,240	583
Gain on sales of securities	—	2,879	(2,879)
Gain on sales of mortgage loans held for sale	385	308	77
Government guaranteed loan income, net	3,448	11,006	(7,558)
Other	2,953	2,897	56
Total noninterest income	$12,456	$21,290	$(8,834)
Noninterest income for the three months ended June 30, 2021 decreased $8.8 million, or 41.5%, to $12.5 million compared to noninterest income of $21.3 million for the same period in 2020. The primary drivers of the decrease were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $3.8 million for the three months ended June 30, 2021, an increase of $887 thousand, over the same period in 2020. This increase was primarily due to a $580 thousand increase in analysis charges resulting from additional deposit accounts being serviced for the three months ended June 30, 2021 compared to the same period in 2020.
Gain on sales of securities. There were no sales of securities during the three months ended June 30, 2021 resulting in no gains or losses recognized compared to gains of $2.9 million for the same period in 2020.
Government guaranteed loan income, net. Government guaranteed loan income, net includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net of $7.6 million from the three months ended June 30, 2020 to the three months ended June 30, 2021 was driven by a $11.5 million decrease in fee income earned on PPP loans during the three months ended June 30, 2021 compared the same period in 2020, partially offset by a $2.6 million increase in the valuation of PPP loans held at fair value and a $2.0 million increase in gain on sale of SBA loans during the three months ended June 30, 2021.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, data processing and software expenses, marketing expenses and amortization of intangibles.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)
	2021	2020
	(In thousands)
Salaries and employee benefits	$23,451	$20,019	$3,432
Non-staff expenses:
Occupancy and equipment	4,233	3,994	239
Professional and regulatory fees	3,086	2,796	290
Data processing and software expense	2,536	2,434	102
Marketing	1,841	561	1,280
Amortization of intangibles	2,517	2,696	(179)
Telephone and communications	337	308	29
COVID expenses	—	1,245	(1,245)
Other	3,716	6,008	(2,292)
Total noninterest expense	$41,717	$40,061	$1,656

Noninterest expense for the three months ended June 30, 2021 increased $1.7 million, or 4.1%, to $41.7 million compared to noninterest expense of $40.1 million for the three months ended June 30, 2020. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $23.5 million for the three months ended June 30, 2021, an increase of $3.4 million, or 17.1%, compared to the same period in 2020. The increase was primarily attributable to an increase in accrued employee bonus of $1.6 million, an increase in salaries of $1.4 million and an increase in employee stock based compensation of $786 thousand for the three months ended June 30, 2021 as compared to the same period in 2020. This increase was offset by an increase of $828 thousand in direct loan origination costs which are required to be deferred in accordance with ASC 310-20.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.3 million for the three months ended June 30, 2021 compared to the same period in 2020. This increase is primarily due to $842 thousand increase in annual sponsorship fees.
COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic. There were no COVID-19 pandemic related expenses for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020 that primarily related to PPP incentive compensation of $500 thousand, Community Reinvestment Act (“CRA”) donations of $406 thousand, employee salaries of $273 thousand and janitorial expenses of $22 thousand.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $3.7 million for the three months ended June 30, 2021 compared to $6.0 million for the same period in 2020, a decrease of $2.3 million, or 38.1%. This decrease was primarily due to a decrease in bank service charges resulting from pre-payment fees on FHLB advances paid off early of $1.6 million during the three months ended June 30, 2020 with no corresponding expense during the same period in 2021. The decrease was also driven by a decrease in problem loan fees of $1.1 million during the three months ended June 30, 2021 as compared to the same period in 2020.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, we did not believe a valuation allowance was necessary.

For the three months ended June 30, 2021, income tax expense totaled $7.8 million, an increase of $3.9 million, compared to $4.0 million for the same period in 2020.

For the three months ended June 30, 2021, the Company had an effective tax rate of 21.0%. The Company had a net discrete tax benefit of $115 thousand for excess tax benefit realized on share-based payment award during the tree months ended June 30, 2021.Excluding this discrete tax item, the Company had an effective tax rate of 21.3% for the three months ended June 30, 2021.
For the three months ended June 30, 2020, the Company had an effective tax rate of 14.2%. The Company had a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a net operating loss ("NOL") incurred by Green Bancorp, Inc. on January 1, 2019 during the three months ended June 30, 2020. Excluding this discrete tax item, the Company had an effective tax rate of 20.7% for the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

General

    Net income for the six months ended June 30, 2021 was $61.2 million, an increase of $33.1 million, or 117.5%, from net income of $28.2 million for the six months ended June 30, 2020.
    Basic EPS for the six months ended June 30, 2021 was $1.24, an increase of $0.68 from $0.56 for the six months ended June 30, 2020. Diluted EPS for the six months ended June 30, 2021 was $1.22, an increase of $0.66 from $0.56 for the six months ended June 30, 2020.
Net Interest Income

For the six months ended June 30, 2021, net interest income before provisions for credit losses totaled $132.8 million and net interest margin and net interest spread were 3.16% and 2.94%, respectively. For the six months ended June 30, 2020, net interest income totaled $133.2 million and net interest margin and net interest spread were 3.48% and 3.14%, respectively. The decrease in net interest income of $396 thousand was primarily due to a $13.1 million decrease in interest income on loans, partially offset by $5.4 million and $9.3 million decreases in interest expense on interest-bearing demand and savings deposits and certificates and other time deposits, respectively, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in interest income on loans was due to a decrease in average yields earned on loans. Net interest margin decreased 32 basis points from the six months ended June 30, 2020 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificates and other time deposits in the six months ended June 30, 2021 and an unfavorable shift in the mix of earning assets compared to the six months ended June 30, 2020. As a result, the average cost of interest-bearing deposits decreased 77 basis points to 0.40% for the six months ended June 30, 2021 from 1.11% for the six months ended June 30, 2020.

For the six months ended June 30, 2021, interest expense totaled $19.0 million and the average rate paid on interest-bearing liabilities was 0.68%. For the six months ended June 30, 2020, interest expense totaled $33.2 million and the average rate paid on interest-bearing liabilities was 1.21%. The decrease in interest expense of $14.1 million was due to a $5.4 million decrease in the average rate paid on interest-bearing demand and savings deposits and a $9.3 million decrease in the average rate paid on time deposits, partially offset by a $536 thousand increase in interest paid on borrowings.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2021 and 2020, interest income not recognized on non-accrual loans was $1.4 million and $536 thousand, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,003,754	$126,128	4.24%	$5,790,227	$143,931	5.00%
Loans held for investment, MW	482,853	7,292	3.05	234,260	3,613	3.10
PPP loans	360,209	1,793	1.00	152,861	757	1.00
Debt securities	1,079,697	14,966	2.80	1,078,459	15,222	2.84
Interest-bearing deposits in other banks	445,356	294	0.13	337,655	1,057	0.63
Equity securities and other investments	87,296	1,335	3.08	101,294	1,741	3.46
Total interest-earning assets	8,459,165	151,808	3.62	7,694,756	166,321	4.35
ACL	(105,509)			(77,376)
Noninterest-earning assets	778,691			763,567
Total assets	$9,132,347			$8,380,947

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,115,417	$3,641	0.24%	$2,668,726	$9,023	0.68%
Certificates and other time deposits	1,512,479	5,484	0.73	1,639,807	14,755	1.81
Advances from FHLB	777,675	3,641	0.94	1,072,416	5,680	1.07
Subordinated debentures and subordinated notes	265,142	6,276	4.77	143,869	3,701	5.17
Total interest-bearing liabilities	5,670,713	19,042	0.68	5,524,818	33,159	1.21

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,168,396			1,675,015
Other liabilities	53,823			38,488
Total liabilities	7,892,932			7,238,321
Stockholders’ equity	1,239,415			1,142,626
Total liabilities and stockholders’ equity	$9,132,347			$8,380,947

Net interest rate spread(2)			2.94%			3.14%
Net interest income		$132,766			$133,162
Net interest margin(3)			3.16%			3.48%
________________________________
(1) Includes average outstanding balances of loans held for sale of $15,476 and $16,977 for the six months ended June 30, 2021 and June 30, 2020, respectively, and average balances of loans held for investment, excluding MW and PPP loans.
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

	For the Six Months Ended
	June 30, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$5,293	$(23,096)	$(17,803)
Loans held for investment, MW	3,822	(143)	3,679
PPP loans	1,793	—	1,036
Debt securities	17	(273)	(256)
Interest-bearing deposits in other banks	336	(1,099)	(763)
Equity securities and other investments	(240)	(166)	(406)
Total increase (decrease) in interest income	11,021	(24,777)	(14,513)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	1,506	(6,888)	(5,382)
Certificates and other time deposits	(1,143)	(8,128)	(9,271)
Advances from FHLB	(1,557)	(482)	(2,039)
Subordinated debentures and subordinated notes	3,111	(536)	2,575
Total increase (decrease) in interest expense	1,917	(16,034)	(14,117)
Increase (decrease) in net interest income	$9,104	$(8,743)	$(396)

Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” No provision for credit losses was recorded for the six months ended June 30, 2021, compared to $47.9 million for the same period in 2020, a decrease of $47.9 million, or 100%.

The decrease in the recorded provision for credit losses for the six months ended June 30, 2021 was primarily attributable to improvement in the Texas economic forecasts used in the CECL model in 2021 to reflect the expected impact of the COVID-19 pandemic as of June 30, 2021, as compared to the Texas economic forecasts utilized in the CECL model and expected impact of the COVID-19 pandemic as of June 30, 2020. In the six months ended June 30, 2021, we also recorded an $7 thousand provision for unfunded commitments, which was also primarily attributable to higher unfunded balances slightly offset by improving Texas economic forecasts utilized in the unfunded commitments loss rates. In the six months ended June 30, 2020, we recorded a $6.7 million provision for unfunded commitments, which was attributable to the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of loans held for investment, excluding MW and PPP loans, was 1.59%, 1.76% and 2.01% of total loans at June 30, 2021, March 31, 2021 and June 30, 2020, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$7,476	$6,602	$874
Loan fees	3,164	2,085	1,079
Gain on sales of securities	—	2,879	(2,879)
Gain on sales of mortgage loans held for sale	892	450	442
Government guaranteed loan income, net	9,996	11,445	(1,449)
Other	5,100	5,076	24
Total noninterest income	$26,628	$28,537	$(1,909)

Noninterest income for the six months ended June 30, 2021 decreased $1.9 million, or 6.7%, to $26.6 million compared to noninterest income of $28.5 million for the same period in 2020. The primary drivers of the decrease were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $7,476 for the six months ended June 30, 2021, an increase of $874, over the same period in 2020. This increase was primarily due to a $375 thousand increase in analysis charges resulting from additional deposit accounts being serviced for the six months ended June 30, 2021 compared to the same period in 2020.
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $3.2 million for the six months ended June 30, 2021 compared to $2.1 million for the same period in 2020. The increase of $1.1 million was primarily attributable to a $418 thousand increase in syndication loan fees and an increase of $278 thousand in unused credit line fees.
Gain on sales of securities. There were no sales of securities during the six months ended June 30, 2021 resulting in no gains or losses recognized compared to gains of $2.9 million for the same period in 2020 which primarily due to a decrease in market interest rates below coupon rates for securities sold during the six months ended June 30, 2020.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes noninterest income earned on PPP loans as well as income related to the sales of SBA loans. The decrease in government guaranteed loan income, net, of $1.4 million was driven by a $4.9 million decrease in fee income earned on PPP loans during the six months ended June 30, 2021 compared the same period in 2020 partially offset by a $2.3 million increase in the valuation of PPP loans held at fair value and a $1.3 million increase in gain on sale of SBA loans during the six months ended June 30, 2021.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Six Months Ended
	June 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Salaries and employee benefits	$46,383	$38,889	$7,494
Non-staff expenses:
Occupancy and equipment	8,329	8,267	62
Professional and regulatory fees	6,527	4,992	1,535
Data processing and software expense	4,855	4,523	332
Marketing	2,750	1,644	1,106
Amortization of intangibles	5,054	5,392	(338)
Telephone and communications	674	627	47
COVID expenses	—	1,245	(1,245)
Other	6,742	10,027	(3,285)
Total noninterest expense	$81,314	$75,606	$5,708

Noninterest expense for the six months ended June 30, 2021 increased $5.7 million, or 7.5%, to $81.3 million compared to noninterest expense of $75.6 million for the six months ended June 30, 2020. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $46.4 million for the six months ended June 30, 2021, an increase $7.5 million, or 19.3%, compared to the same period in 2020. The increase was primarily attributable to a $3.5 million increase in accrued employee bonus, $2.2 million increase in salaries, a $1.3 million increase in employee stock based compensation, a $582 thousand increase in employee benefit costs and a $334 thousand increase in payroll taxes during the six months ended June 30, 2021 compared to the same period in 2020. This increase was offset by an increase of $1.1 million in direct loan origination costs which are required to be deferred in accordance with ASC 310-20.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and Federal Deposit Insurance Corporation (“FDIC”) assessment fees. Professional and regulatory fees were $6.5 million for the six months ended June 30, 2021 compared to $5.0 million for the same period in 2020, an increase of $1.5 million. The increase was primarily due to FDIC assessment fees which were $2.0 million for the six months ended June 30, 2021 compared to $908 thousand for the same period in 2020 driven by an increase in average assets, total equity and FDIC assessment rates.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.1 million primarily related to an increase in annual sponsorship fees for the six months ended June 30, 2021 compared to the same period in 2020.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic. There were no COVID-19 pandemic related expenses for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020 primarily related to PPP incentive compensation of $500 thousand, CRA donations of $406 thousand, employee salaries of $273 thousand and increased janitorial expenses of $22 thousand.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $6.7 million for the six months ended June 30, 2021 compared to $10.0 million for the same period in 2020, a decrease $3.3 million, or 32.8%. This decrease was primarily due to a decrease in bank service charges resulting from pre-payment fees on FHLB advances paid off early of $1.6 million during the six months ended June 30, 2020 with no corresponding expense during the same period in 2021. The decrease was also driven by a decrease in problem loan fees of $1.2 million during the six months ended June 30, 2021 as compared to the same period in 2020.

Income Tax Expense

For the six months ended June 30, 2021, income tax expense totaled $16.8 million, an increase of $13.5 million, or 409.5%, compared to an income tax expense of $3.3 million for the same period in 2020.

For the six months ended June 30, 2021, the Company had an effective tax rate of 21.6%. The Company had a net discrete tax expense of $157 thousand. This discrete tax expense related to a true-up of a deferred tax liability of $426 thousand offset by $269 thousand of an excess tax benefit realized on share-based payment awards during six months ended June 30, 2021. Excluding these discrete tax items, the Company had an effective tax rate of 21.4% for the six months ended June 30, 2021.
For the six months ended June 30, 2020, the Company had an effective tax rate of 10.5%. The decrease in the effective tax rate during the six months ended was primarily due to a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green tax return to carry back a NOL incurred by Green on January 1, 2019. The Company was allowed to carry back this NOL as result of a provision in the CARES Act that permits NOLs generated in tax years 2018, 2019 or 2020 to be carried back five years. In addition to this, during the six months ended June 30, 2020, the Company recognized a net discrete tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards. Excluding these discrete tax items, the Company had an effective tax rate of 20.9% for the six months ended June 30, 2020.

Financial Condition

Our total assets increased $528.7 million, or 6.0%, from $8.8 billion as of December 31, 2020 to $9.3 billion as of June 30, 2021. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by the COVID-19 pandemic. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2021, total loans held for investment, excluding ACL, was $7.1 billion, an increase of $330.6 million, or 4.9%, compared to $6.8 billion as of December 31, 2020. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $12.1 million and $21.4 million in loans were classified as held for sale as of June 30, 2021 and December 31, 2020, respectively.

Total loans held for investment, excluding MW and PPP loans, as a percentage of deposits were 90.0% and 89.8% as of June 30, 2021 and December 31, 2020, respectively. Total loans held for investment, excluding MW and PPP loans, as a percentage of assets were 67.1% and 66.3% as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2021		2020
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,771,100	25.9%	$1,559,546	24.3%
MW	559,939	8.2%	577,594	9.0%
Real estate:
Owner Occupied CRE (“OOCRE”)	744,899	10.9%	717,472	11.1%
Non-owner Occupied CRE (“NOOCRE”)	1,986,538	29.0%	1,904,132	29.6%
Construction and land	871,765	12.7%	693,030	10.8%
Farmland	13,661	0.2%	13,844	0.2%
1-4 family residential	513,635	7.5%	524,344	8.2%
Multifamily	367,445	5.4%	424,962	6.6%
Consumer	10,530	0.2%	13,000	0.3%
Total loans held for investment, carried at amortized cost[1]	$6,839,512	100.0%	$6,427,924	100.0%

Held for investment PPP loans, carried at fair value	$291,401	100.0%	$358,042	100.0%

Total loans held for sale	$12,065	100.0%	$21,414	100.0%
1 Total loans held for investment, carried at amortized cost, excludes $7.5 million and $2.5 million of deferred loan fees, net, as of June 30, 2021 and December 31, 2020, respectively.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of June 30,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans(1)	$76,994	$81,096
Accruing loans 90 or more days past due	462	3,660
Total nonperforming loans	77,456	84,756
Other real estate owned:
Commercial real estate and 1-4 family residential	2,467	2,337
Total other real estate owned	2,467	2,337
Total nonperforming assets	$79,923	$87,093
Troubled debt restructured loans—nonaccrual	22,777	23,225
Troubled debt restructured loans—accruing	5,866	5,932
Ratio of nonperforming loans to total loans held for investment	1.23%	1.46%
Ratio of nonperforming assets to total assets	0.85%	0.99%
(1) At June 30, 2021 and December 31, 2020, nonaccrual loans included PCD loans of $12,515 and $1,508 not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2021	2020
	(In thousands)
Commercial	$22,424	$29,318
Real estate:
OOCRE	16,960	6,266
NOOCRE	35,181	40,830
1-4 family residential	1,201	3,308
Consumer	1,228	1,374
Total	$76,994	$81,096

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2021
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$867,818	$321	$1,185	$2,441	$871,765
Farmland	13,661	—	—	—	13,661
1 - 4 family residential	509,728	573	2,125	1,209	513,635
Multi-family residential	346,258	21,187	—	—	367,445
OOCRE	628,545	29,879	57,589	28,886	744,899
NOOCRE	1,767,664	87,204	103,048	28,622	1,986,538
Commercial	1,673,283	33,528	49,085	15,204	1,771,100
MW	558,400	1,539	—	—	559,939
Consumer	9,092	16	1,236	186	10,530
Total	$6,374,449	$174,247	$214,268	$76,548	$6,839,512

	December 31, 2020
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$687,169	$2,666	$510	$2,685	$693,030
Farmland	13,844	—	—	—	13,844
1 - 4 family residential	511,191	2,678	1,734	8,741	524,344
Multi-family residential	412,282	12,680	—	—	424,962
OOCRE	595,598	44,560	39,323	37,991	717,472
NOOCRE	1,650,917	153,090	56,949	43,176	1,904,132
Commercial	1,406,766	56,060	77,260	19,460	1,559,546
MW	577,594	—	—	—	577,594
Consumer	11,357	252	1,189	202	13,000
Total	$5,866,718	$271,986	$176,965	$112,255	$6,427,924

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	June 30, 2021		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$7,280	7.3%	$7,768	7.4%
Farmland	46	0.1	56	0.1
1 - 4 family residential	6,660	6.7	8,148	7.8
Multi-family residential	4,187	4.2	6,231	5.9
OOCRE	11,324	11.4	9,719	9.2
NOOCRE	37,242	37.4	35,237	33.5
Total real estate	$66,739	67.1%	$67,159	63.9%
Commercial	32,560	32.7	37,554	35.7
Consumer	244	0.2	371	0.4
Total ACL	$99,543	100.0%	$105,084	100.0%

The ACL decreased $5.5 million to $99.5 million as of June 30, 2021 from $105.1 million as of December 31, 2020. The decrease in the ACL compared to December 31, 2020 was primarily attributable to net charge-offs of $5.5 million and changes in projected Texas economic forecasts using our CECL model which resulted in no calculated required provision for credit losses as of June 30, 2021 partially offset by increases in reserves for net loan growth and increases in specific reserves on certain nonaccrual loans during the six months ended June 30, 2021.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$6,486,607	$6,024,487
Amortized costs of loans outstanding at end of period, excluding MW and PPP loans(1)	6,272,087	5,847,862
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	6,832,026	5,726,873
ACL at beginning of period	105,084	29,834
Impact of adopting ASC 326	—	39,137
Provision for credit losses	—	47,948
Charge-offs:
Real estate:
Residential	(303)	—
OOCRE	(689)	—
Commercial	(5,966)	(1,740)
Consumer	(38)	(125)
Total charge-offs	(6,996)	(1,865)
Recoveries:
Real estate:
Residential	26	1
OOCRE	500	—
Commercial	885	36
Consumer	44	274
Total recoveries	1,455	311
Net charge-offs	(5,541)	(1,554)
ACL at end of period	$99,543	$115,365
Ratio of ACL to end of period loans excluding MW and PPP loans	1.59%	2.01%
Ratio of net charge-offs to average loans	0.09%	0.03%
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

Equity Securities
As of June 30, 2021, we held equity securities with a readily determinable fair value of $11.2 million compared to $11.4 million as of December 31, 2020. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $3.8 million and $3.6 million at June 30, 2021 and December 31, 2020, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of June 30, 2021, we held FHLB stock and FRB stock of $71.6 million compared to $71.2 million as of December 31, 2020. The Bank is a member of its regional FRB and of the FHLB system. FRB member banks are required to hold a percentage of their capital as stock in their regional FRB. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2021, the carrying amount of debt securities totaled $1.1 billion, an increase of $70.7 million, or 6.7%, compared to $1.1 billion as of December 31, 2020. The increase was primarily due to purchases of debt securities of $171.7 million partially offset by maturities, calls, and paydowns of $90.3 million. Debt securities represented 12.0% and 12.0% of total assets as of June 30, 2021 and December 31, 2020, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2021, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no ACL for its held to maturity debt securities as of June 30, 2021.
    As of June 30, 2021 and December 31, 2020, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits
Total deposits as of June 30, 2021 were $7.0 billion, an increase of $466.1 million, or 7.2%, compared to $6.5 billion as of December 31, 2020. The increase from December 31, 2020 was primarily the result of increases of $154.5 million in interest-bearing transaction and savings deposits, $20.6 million in certificates and other time deposits, and $291.0 million in noninterest-bearing demand deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
    The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of June 30, 2021 and December 31, 2020, total borrowing capacity of $646.9 million and $766.4 million, respectively, was available under this arrangement and $777.6 million and $777.7 million, respectively, was outstanding with a weighted average interest rate of 0.94% for the six months ended June 30, 2021 and 1.04% for the year ended December 31, 2020. The FHLB has also issued standby letters of credit to the Company for $956.3 million and $567.9 million as of each of June 30, 2021 and December 31, 2020, respectively. Our current FHLB advances mature within fourteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

Federal Reserve Bank of Dallas.
The FRB of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2021 and December 31, 2020, $455.7 million and $871.5 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of June 30, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14, “Borrowed Funds” in our 2020 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	June 30, 2021
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures:
Parkway National Capital Trust I	$3,093	1.97%
SovDallas Capital Trust I	8,609	4.24%
Patriot Bancshares Capital Trust I	5,155	2.09%
Patriot Bancshares Capital Trust II	17,011	1.92%
	33,868
Discount on junior subordinated debentures	(3,513)
Total junior subordianted debentures	$30,355

Subordinated notes:
8.50% Fixed-to-Floating Rate Subordinated Notes	$35,000	8.50%
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%
	235,000
Net debt issuance costs and premium on subordinated notes	(2,589)
Total subordinated notes	$232,411

Total subordinated debentures and subordinated notes	$262,766

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2021 and the year ended December 31, 2020, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of June 30, 2021 and December 31, 2020. There were no advances under these lines of credit outstanding as of June 30, 2021 and December 31, 2020.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $9.1 billion for the six months ended June 30, 2021 and $8.5 billion for the year ended December 31, 2020.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	23.7%	21.4%
Interest-bearing	34.1	32.0
Certificates and other time deposits	16.6	18.2
Advances from FHLB	8.5	12.0
Other borrowings	2.9	2.0
Other liabilities	0.6	0.7
Stockholders’ equity	13.6	13.7
Total	100.0%	100.0%
Uses of Funds:
Loans	73.8%	72.7%
Debt securities	11.8	13.2
Interest-bearing deposits in other banks	4.9	1.2
Other noninterest-earning assets	9.4	12.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	31.9%	29.9%
Average loans, excluding PPP and MW, to average deposits	88.3%	94.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans held for investment increased 12.6% for the six months ended June 30, 2021 compared to the year ended December 31, 2020. We invest excess deposits in interest-bearing deposits at other banks, the FRB of Dallas or liquid investments securities until these monies are needed to fund loan growth.
As of June 30, 2021, we had $3.6 billion in outstanding commitments to extend credit, $575.7 million in unconditionally cancellable MW commitments and $53.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $2.7 billion in outstanding commitments to extend credit, $354.6 million in MW commitments and $44.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2021, we had cash and cash equivalents of $390.0 million compared to $230.8 million as of December 31, 2020.
Analysis of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
Net cash provided by operating activities	$147,190	$67,601
Net cash used in investing activities	(435,780)	(728,609)
Net cash provided by financing activities	447,792	569,764
Net change in cash and cash equivalents	$159,202	$(91,244)

Cash Flows Provided by Operating Activities
    For the six months ended June 30, 2021, net cash provided by operating activities increased by $79.6 million when compared to the same period in 2020. The increase in cash from operating activities was primarily related to the increase in net income of $33.1 million and the cash received for the termination of derivatives designated as hedging instruments of $43.9 million.
Cash Flows Used in Investing Activities
    For the six months ended June 30, 2021, net cash used in investing activities decreased by $292.8 million when compared to the same period in 2020. The decrease in cash used in investing activities was primarily attributable to a $169.7 million decrease in purchases of available for sale debt securities and a $291.7 million decrease in originations of net loans held for investment. This decrease was partially offset by a decrease of $90.9 million for proceeds from sale of available for sale securities and a decrease of $58.2 million for maturities of securities available for sale.
Cash Flows Provided by Financing Activites
    For the six months ended June 30, 2021, net cash provided by financing activities decreased by $122.0 million when compared to the same period in 2020. The decrease in cash provided by financing activities was primarily attributable to a $410.0 million decrease in advances from the FHLB. This decrease was partially offset by a $234.2 million increase in deposits and a decrease in treasury stock repurchases of $45.5 million.
    As of the six months ended June 30, 2021 and 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
    On January 28, 2019, the Company's Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50.0 million of its outstanding common stock in the aggregate. The Board authorized increases of $50.0 million on September 3, 2019 and $75.0 million on December 12, 2019, resulting in an aggregate authorization to purchase up to $175.0 million under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2021. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC and capital and dividend guidelines of the Federal Reserve. The Stock Buyback Program does not obligate the Company to purchase any shares, and the program may be terminated or amended by the Board at any time prior to its expiration.
During the six months ended June 30, 2021 and 2020, 147,622 shares and 2,002,211 shares, respectively, were repurchased through the Stock Buyback Program and held as treasury stock at an average price of $26.83 and $24.78, respectively.

Capital Resources
Total stockholders’ equity increased to $1.27 billion as of June 30, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $69.5 million, or 5.8%. The increase from December 31, 2020 to June 30, 2021 was primarily the result of $61.2 million of net income recognized, $5.2 million in stock based compensation, $3.5 million increase due to the exercise of employee stock options, and an increase of $21.0 million in other comprehensive income, each recognized during the six months ended June 30, 2021. This increase was partially offset by $16.8 million in dividends declared and paid during the six months ended June 30, 2021 and $4.1 million of stock buybacks during the six months ended June 30, 2021.
By comparison, total stockholders’ equity decreased to $1.16 billion as of June 30, 2020, compared to $1.19 billion as of December 31, 2019, a decrease of $27.0 million, or 2.3%. The decrease was primarily the result of $49.6 million in stock buybacks, $17.3 million in dividends declared and paid and $15.5 million in CECL transition during the six months ended June 30, 2020. These decreases were partially offset by $28.2 million net income recognized and an increase of $23.0 million in other comprehensive income recognized during the six months ended June 30, 2020.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2021 and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2021		2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,146,015	12.86%	$1,099,031	13.57%
Tier 1 capital (to risk-weighted assets)	833,956	9.36	782,487	9.66
Common equity tier 1 (to risk-weighted assets)	804,619	9.03	753,261	9.30
Tier 1 capital (to average assets)	833,956	9.38	782,487	9.43
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,030,594	11.57%	$968,481	11.96%
Tier 1 capital (to risk-weighted assets)	950,947	10.68	884,471	10.92
Common equity tier 1 (to risk-weighted assets)	950,947	10.68	884,471	10.92
Tier 1 capital (to average assets)	950,947	10.70	884,471	10.66
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
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of June 30, 2021 since December 31, 2020 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Items
In the normal course of business, we enter into various transactions which, in accordance with GAAP, are not included in our consolidated balance sheets. However, we have only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments to extend credit, MW commitments and outstanding standby and commercial letters of credit were $3.6 billion, $575.7 million and $53.9 million, respectively, as of June 30, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages its liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby and commercial letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Subsequent Events
On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $53.9 million in cash. As part of the investment, the Company obtained the right to designate one member to Thrive’s board of directors.
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

LIBOR Transition
    On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of June 30, 2021, the Company had approximately $1.04 billion of loans indexed to LIBOR that mature after June 30, 2023. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.
The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR. In 2019 and 2020, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating rate notes, securitizations, and adjustable rate mortgage loans and private student loans. On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. The ARRC also has published other recommendations relating to the spread adjustment between LIBOR and SOFR and other transition matters. The International Swaps and Derivatives Association, Inc. has announced a protocol for the transition of derivative instruments away from LIBOR.

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

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and ACL, business combinations, debt securities and goodwill. Since December 31, 2020, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2020, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this report.

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
•risks related to the impact of the COVID-19 pandemic, including variants thereof such as the delta variant, on our business and operations, especially as a vaccine becomes widely available, and considering the potential of resurgences or additional waves of infection;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by

us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	17.36%	12.71%	18.91%	29.38%
+ 200	11.18%	9.44%	12.06%	19.93%
+ 100	5.03%	5.34%	5.37%	9.64%
Base	—%	—%	—%	—%
−100	(2.18)%	(10.93)%	(1.77)%	(10.87)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

7PART II. OTHER INFORMATION

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

3.2	Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed January 2, 2019).
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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 6, 2021	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)