Form 10-Q
period 2021-09-30
Veritex Holdings, Inc.
filed 2021-11-05
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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

As of November 4, 2021, there were 49,296,416 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
as of September 30, 2021 and December 31, 2020
(Dollars in thousands, except par value and share information)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$43,126	$44,337
Interest bearing deposits in other banks	186,586	186,488
Total cash and cash equivalents	229,712	230,825
Debt securities available-for-sale, at fair value	1,048,488	1,024,329
Debt securities held-to-maturity (fair value of $57,470 and $34,283 at September 30, 2021 and December 31, 2020, respectively)	55,257	30,872
Equity securities	15,273	14,938
Securities purchased under agreements to resell	103,692	—
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	71,803	71,236
Total investments	1,295,531	1,142,393
Loans held for sale	18,896	21,414
Loans held for investment, Paycheck Protection Program (“PPP”) loans, carried at fair value	135,842	358,042
Loans held for investment, mortgage warehouse (“MW”)	615,045	577,594
Loans held for investment, excluding MW and PPP	6,615,905	5,847,862
Less: Allowance for credit losses (“ACL”)	(93,771)	(105,084)
Total loans held for investment, net	7,273,021	6,678,414
Bank-owned life insurance (“BOLI”)	83,781	82,855
Bank premises, furniture and equipment, net	116,063	115,063
Other real estate owned	—	2,337
Intangible assets, net of accumulated amortization	54,682	61,733
Goodwill	370,840	370,840
Other assets	129,774	114,997
Total assets	$9,572,300	$8,820,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,302,925	$2,097,099
Interest-bearing transaction and savings deposits	3,228,306	2,958,456
Certificates and other time deposits	1,647,521	1,457,291
Total deposits	7,178,752	6,512,846
Accounts payable and other liabilities	66,571	61,928
Advances from FHLB	777,601	777,718
Subordinated debentures and subordinated notes	262,761	262,778
Securities sold under agreements to repurchase	2,455	2,225
Total liabilities	8,288,140	7,617,495
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 55,867,122 and 55,500,118 shares issued at September 30, 2021 and December 31, 2020, respectively; 49,229,028 and 49,337,768 shares outstanding at September 30, 2021 and December 31, 2020, respectively	559	555
Additional paid-in capital	1,137,889	1,126,437
Retained earnings	243,633	172,232
Accumulated other comprehensive income	69,661	56,225
Treasury stock, 6,638,094 and 6,162,350 shares at cost at September 30, 2021 and December 31, 2020, respectively	(167,582)	(152,073)
Total stockholders’ equity	1,284,160	1,203,376
Total liabilities and stockholders’ equity	$9,572,300	$8,820,871
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$71,139	$68,685	$206,352	$216,986
Debt securities	7,613	7,852	22,579	23,074
Deposits in financial institutions and Fed Funds sold	130	65	424	1,122
Equity securities and other investments	898	827	2,233	2,568
Total interest and dividend income	79,780	77,429	231,588	243,750
Interest expense:
Transaction and savings deposits	1,588	2,105	5,229	11,128
Certificates and other time deposits	1,934	5,004	7,418	19,759
Advances from FHLB	1,848	2,707	5,489	8,387
Subordinated debentures and subordinated notes	3,134	1,743	9,410	5,444
Total interest expense	8,504	11,559	27,546	44,718
Net interest income	71,276	65,870	204,042	199,032
Provision for credit losses	—	8,692	—	56,640
(Benefit) provision for credit losses on unfunded commitments	(448)	1,447	(441)	8,127
Net interest income after provision for credit losses	71,724	55,731	204,483	134,265
Noninterest income:
Service charges and fees on deposit accounts	4,484	3,130	11,960	9,732
Loan fees	1,746	1,787	4,910	5,027
(Loss) gain on sales of securities	(188)	(8)	(188)	2,871
Gain on sale of mortgage loans held for sale	407	472	1,299	922
Government guaranteed loan income, net	2,341	2,257	12,337	13,702
Equity method investment income	4,522	—	4,522	—
Other	2,315	2,157	7,415	6,078
Total noninterest income	15,627	9,795	42,255	38,332
Noninterest expense:
Salaries and employee benefits	22,964	20,553	69,347	59,442
Occupancy and equipment	4,536	3,980	12,865	12,247
Professional and regulatory fees	3,401	3,159	9,928	8,151
Data processing and software expense	2,494	2,452	7,349	6,975
Marketing	1,151	1,062	3,901	2,706
Amortization of intangibles	2,509	2,840	7,563	8,232
Telephone and communications	380	345	1,054	972
COVID expenses	—	132	—	1,377
Other	3,886	1,885	10,628	11,912
Total noninterest expense	41,321	36,408	122,635	112,014
Income before income tax expense	46,030	29,118	124,103	60,583
Income tax expense	9,195	6,198	26,025	9,501
Net income	$36,835	$22,920	$98,078	$51,082
Basic earnings per share	$0.75	$0.46	$1.98	$1.02
Diluted earnings per share	$0.73	$0.46	$1.95	$1.02
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$36,835	$22,920	$98,078	$51,082
Other comprehensive (loss) income:
Net unrealized (losses) gains on securities available-for-sale:
Change in net unrealized (losses) gains on securities available-for-sale during the period, net	(6,886)	2,400	(16,020)	35,660
Reclassification adjustment for net losses (gains) included in net income	188	—	188	(2,879)
Net unrealized (losses) gains on securities available-for-sale	(6,698)	2,400	(15,832)	32,781

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(2,831)	4,105	32,841	3,170
Other comprehensive (loss) income, before tax	(9,529)	6,505	17,009	35,951
Income tax (benefit) expense	(2,001)	1,364	3,573	7,857
Other comprehensive (loss) income, net of tax	(7,528)	5,141	13,436	28,094
Comprehensive income	$29,307	$28,061	$111,514	$79,176

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands)

Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907
Restricted stock units (“RSUs”) vested, net of 2,755 shares withheld to cover tax withholdings	22,354	—	—	—	(97)	—	—	(97)
Exercise of employee stock options (no shares withheld to cover tax withholdings or exercise price)	21,501	1	—	—	552	—	—	553
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(328,122)	—	328,122	(11,435)	—	—	—	(11,435)
Stock based compensation	—	—	—	—	2,666	—	—	2,666
Net income	—	—	—	—	—	36,835	—	36,835
Dividends paid	—	—	—	—	—	(9,906)		(9,906)
Other comprehensive loss	—	—	—	—	—	—	(7,528)	(7,528)
Balance at September 30, 2021	49,229,028	$559	6,638,094	$(167,582)	$1,137,889	$243,633	$69,661	$1,284,160

Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2020	49,632,747	$555	5,814,922	$(144,160)	$1,122,063	$143,277	$42,014	$1,163,749
RSUs vested, net of 1,224 shares withheld to cover tax withholdings	14,585	—	—	—	(21)	—	—	(21)
Exercise of employee stock options (no shares withheld to cover tax withholdings or exercise price)	2,706	—	—	—	28	—	—	28
Stock based compensation	—	—	—	—	2,078	—	—	2,078
Net income	—	—	—	—	—	22,920	—	22,920
Dividends paid	—	—	—	—	—	(8,558)	—	(8,558)
Other comprehensive income	—	—	—	—	—	—	5,141	5,141
Balance at September 30, 2020	49,650,038	$555	5,814,922	$(144,160)	$1,124,148	$157,639	$47,155	$1,185,337

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands)

Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSUs vested, net of 21,744 shares withheld to cover tax withholdings	101,410	2	—	—	(648)	—	—	(646)
Exercise of employee stock options, net of 37,668 and 7,305 shares withheld to cover tax withholdings and exercise price, respectively	250,594	2	—	—	4,099	—	—	4,101
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(475,744)	—	475,744	(15,509)	—	—	—	(15,509)
Stock based compensation	—	—	—	—	7,836	—	—	7,836
Net income	—	—	—	—	—	98,078	—	98,078
Dividends paid	—	—	—	—	—	(26,677)	—	(26,677)
Other comprehensive income	—	—	—	—	—	—	13,436	13,436
Balance at September 30, 2021	49,229,028	$559	6,638,094	$(167,582)	$1,137,889	$243,633	$69,661	$1,284,160

Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
RSUs vested, net of 22,404 shares withheld to cover tax withholdings	100,864	1	—	—	(665)	—	—	(664)
Exercise of employee stock options, net of 98,836 and 139,715 shares withheld to cover tax withholdings and exercise price, respectively	477,516	5	—	—	944	—	—	949
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,002,211)	—	2,002,211	(49,557)	—	—	—	(49,557)
Stock based compensation	—	—	—	—	5,881	—	—	5,881
Net income	—	—	—	—	—	51,082	—	51,082
Dividends paid	—	—	—	—	—	(25,849)	—	(25,849)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	28,094	28,094
Balance at September 30, 2020	49,650,038	$555	5,814,922	$(144,160)	$1,124,148	$157,639	$47,155	$1,185,337

See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$98,078	$51,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	11,976	11,910
Net accretion of time deposit premium, debt discount and debt issuance costs	(140)	(1,208)
(Benefit) provision for credit losses	(441)	64,767
Accretion of loan discount	(5,351)	(11,407)
Stock-based compensation expense	7,836	5,881
Excess tax benefit from stock compensation	(322)	(1,391)
Net amortization of premiums on debt securities	2,264	2,483
Unrealized loss (gain) on equity securities recognized in earnings	220	(512)
Change in cash surrender value and mortality rates of BOLI	(926)	(1,451)
Net loss (gain) on sales of debt securities	188	(2,871)
Change in fair value of government guaranteed loans using fair value option	(1,828)	2,351
Gain on sales of mortgage loans held for sale	(1,299)	(923)
Gain on sales of government guaranteed loans	(2,812)	(3,242)
Originations of loans held for sale	(76,148)	(97,490)
Proceeds from sales of loans held for sale	83,488	101,494
Loss on sale of other real estate owned	219	83
Equity method investment income	(4,522)	—
Loss (gain) on sale of bank premises, furniture and equipment	6	(358)
Writedown of other real estate owned	197	—
Termination of derivatives designated as hedging instruments	43,900	—
Decrease (increase) in other assets	23,574	(35,012)
Increase in accounts payable and other liabilities	11,890	9,700
Net cash provided by operating activities	190,047	93,886
Cash flows from investing activities:
Purchases of available for sale debt securities	(183,377)	(491,724)
Proceeds from sales of available for sale debt securities	13,300	90,897
Proceeds from maturities, calls and pay downs of available for sale debt securities	127,883	338,146
Purchases of held to maturity debt securities	(27,131)	—
Maturity, calls and paydowns of held to maturity debt securities	2,496	1,748
Purchases of other investments	(1,122)	(13,477)
Purchases of equity method investments	(54,914)	—
Purchases of securities under agreements to resell	(103,692)	—
Proceeds from sales of equity securities	—	21
Net loans originated	(592,682)	(842,847)
Proceeds from sale of government guaranteed loans	2,812	43,404
Net additions to bank premises, furniture and equipment	(12,067)	(2,433)
Proceeds from sales of bank premises, furniture and equipment	7,533	2,157
Proceeds from sales of other real estate owned	2,225	3,890
Net cash used in investing activities	(818,736)	(870,218)
Cash flows from financing activities:
Net increase in deposits	666,029	329,000
Net (decrease) increase in advances from FHLB	(117)	404,886
Redemption of subordinated debt	—	(5,000)
Net change in securities sold under agreement to repurchase	230	(325)
Payments to tax authorities for stock-based compensation	(646)	(3,783)
Proceeds from exercise of employee stock options	4,101	4,068
Proceeds from exercise of stock warrants	165	109
Purchase of treasury stock	(15,509)	(49,557)
Dividends paid	(26,677)	(25,849)
Net cash provided by financing activities	627,576	653,549
Net increase in cash and cash equivalents	(1,113)	(122,783)
Cash and cash equivalents at beginning of period	230,825	251,550
Cash and cash equivalents at end of period	$229,712	$128,767
See accompanying Notes to Condensed Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies
Nature of Organization
In this report, the words “Veritex,” “the Company,” “we,” “us,” and “our” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word “Holdco” refers to Veritex Holdings, Inc. The word “Bank” refers to Veritex Community Bank.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 20 branches and one mortgage office located in the Dallas-Fort Worth metroplex and 10 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking (the “TDB”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation including the reclassification on the condensed consolidated statements of income from rental income to other income of $502 and $1,600 during the three and nine months ended September 30, 2020, respectively.
Earnings Per Share (“EPS”)
EPS are based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (numerator)
Net income	$36,835	$22,920	$98,078	$51,082
Shares (denominator)
Weighted average shares outstanding for basic EPS	49,423	49,647	49,431	49,989
Dilutive effect of employee stock-based awards	883	128	799	188
Adjusted weighted average shares outstanding	50,306	49,775	50,230	50,177
EPS:
Basic	$0.75	$0.46	$1.98	$1.02
Diluted	$0.73	$0.46	$1.95	$1.02

There were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding for the three months ended September 30, 2021. For the nine months ended September 30, 2021, there were 16 antidilutive shares excluded from the diluted EPS weighted average shares outstanding related to RSUs.

For the three months ended September 30, 2020, there were 1,360 antidilutive shares excluded from the diluted weighted average shares outstanding, 193 relating to RSUs and 1,167 relating to stock options. For the nine months ended September 30, 2020, there were 1,525 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 359 relating to RSUs and 1,166 relating to stock options.

Equity Method Investments

The Company applies the equity method of accounting to investments when the Company has significant influence, but not a controlling interest in the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

The Company’s equity method investments are reported at cost and include direct transaction costs to make the investment. Equity method investments are subsequently adjusted each period for the Company’s proportionate share of the investee’s income or loss, which includes an elimination by the Company of any intra-entity profits and losses In addition, the Company’s subsequent proportionate share of other comprehensive income or loss is reported in the Company’s condensed consolidated statements of comprehensive income with a corresponding adjustment to the equity method investment. Any dividends received on the investment are recognized as a reduction to the carrying amount of the investment.

The difference between the cost of an investment and the amount of underlying equity in net assets of the investee represents an equity method basis difference, which shall be accounted for as if the investee were consolidated. The Company accounts for the equity method basis difference as equity method goodwill. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

On July 16, 2021, the Bank acquired a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $54,914 in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, the Company has a $35,816 basis difference which is being accounted for as equity method goodwill.

The Company had $59,436 in equity method investments as of September 30, 2021 reported in “other assets” in the condensed consolidated balance sheets. The Company’s proportionate share of the income (loss) resulting from these investments for the three and nine months ended September 30, 2021 was $4,522 and is reported under the line item captioned “equity method investment income (loss)” in the Company’s condensed consolidated statements of income.

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

ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 did not significantly impact our consolidated financial statements and related disclosures.

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

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,784	$45,720
Cash paid for income taxes	8,215	32,590
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability	$4,552	$—
Net foreclosure of other real estate owned and repossessed assets	334	4,100
Transfer of other real estate owned to other assets for losses incurred upon sale and expected to be collected from the SBA	—	327

3. Share Transactions
    On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019, $75,000 on December 12, 2019, and $75,000 on September 14, 2021 resulting in an aggregate authorization to purchase up to $250,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration.

Share repurchases during the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares repurchased	328,122	—	475,744	2,002,211
Weighted average price per share	$34.85	$—	$32.36	$24.78

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,143 and $11,363 at September 30, 2021 and December 31, 2020, respectively. The Company did not realize a gain or loss on equity securities with a readily determinable fair value during the three and nine months ended September 30, 2021. The Company realized a loss of $8 on equity securities with a readily determinable fair value during the same period in 2020. The gross unrealized (loss) gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(84)	$299	$(220)	$512
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $4,130 and $3,575 as of September 30, 2021 and December 31, 2020, respectively.
Securities purchased under agreements to resell
The Company held securities purchased under agreements to resell of $103,692 as of September 30, 2021. The Company recognized interest income of $227 recorded in equity securities and other investments in the Company’s condensed consolidated statements of income during the three and nine months ended September 30, 2021. The Company had no securities purchased under agreements to resell as of or during the year ended December 31, 2020. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the condensed consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, allowance for credit losses (“ACL”) and the fair value of available for sale and held to maturity securities are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Available for sale
Corporate bonds	$195,494	$10,723	$97	$—	$206,120
Municipal securities	116,495	7,627	271	—	123,851
Mortgage-backed securities	134,160	5,379	1,497	—	138,042
Collateralized mortgage obligations	457,209	17,523	1,857	—	472,875
Asset-backed securities	55,816	2,015	320	—	57,511
Collateralized loan obligations	50,135	7	53	—	50,089
	$1,009,309	$43,274	$4,095	$—	$1,048,488

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
Held to maturity
Mortgage-backed securities	$21,483	$72	$336	$—	$21,219
Collateralized mortgage obligations	5,512	626	—	—	6,138
Municipal securities	28,262	1,949	98	—	30,113
	$55,257	$2,647	$434	$—	$57,470

The Company did not transfer any debt securities from available for sale to held to maturity at fair value during the three and nine months ended September 30, 2021.

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

The following tables disclose the Company’s available for sale debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for sale
Corporate bonds	$7,153	$97	$—	$—	$7,153	$97
Municipal securities	15,165	262	2,225	9	17,390	271
Mortgage-backed securities	46,939	1,497			46,939	1,497
Collateralized mortgage obligations	91,055	1,857	—	—	91,055	1,857
Asset-backed securities	11,560	320	—	—	11,560	320
Collateralized loan obligations	32,714	53	—	—	32,714	53
	$204,586	$4,086	$2,225	$9	$206,811	$4,095
Held to maturity
Mortgage-backed securities	$19,743	$336	$—	$—	$19,743	$336
Municipal securities	6,794	98	—	—	6,794	98
	$26,537	$434	$—	$—	$26,537	$434

	December 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale
Municipal securities	$2,667	$6	$—	$—	$2,667	$6
Corporate bonds	31,953	1,297	—	—	31,953	1,297
Mortgage-backed securities	34,402	108	—	—	34,402	108
	$69,022	$1,411	$—	$—	$69,022	$1,411

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
The number of available for sale debt securities in an unrealized loss position totaled 28 and 11 at September 30, 2021 and December 31, 2020, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2021, management believes that the unrealized losses detailed in the previous tables are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s condensed consolidated statements of income.

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

	September 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,193	$5,273	$—	$—
Due from five years to ten years	175,310	184,513	3,860	4,141
Due after ten years	131,486	140,185	24,402	25,972
	311,989	329,971	28,262	30,113
Mortgage-backed securities and collateralized mortgage obligations	591,369	610,917	26,995	27,357
Asset-backed securities	55,816	57,511	—	—
Collateralized loan obligations	50,135	50,089	—	—
	$1,009,309	$1,048,488	$55,257	$57,470

	December 31, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$4,935	$5,139	$—	$—
Due from five years to ten years	154,576	158,510	3,334	3,591
Due after ten years	129,072	140,177	18,936	21,138
	288,583	303,826	22,270	24,729
Mortgage-backed securities and collateralized mortgage obligations	628,400	665,234	8,602	9,554
Asset-backed securities	52,335	55,269	—	—
	$969,318	$1,024,329	$30,872	$34,283
    Proceeds from sales of debt securities available for sale and gross gains and losses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Proceeds for sales	$13,300	$90,897
Gross realized gains	—	2,879
Gross realized losses	188	—
As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of September 30, 2021 and December 31, 2020.

5. Loans Held for Investment and ACL
Loans held for investment in the accompanying condensed consolidated balance sheets are summarized as follows:

	September 30, 2021	December 31, 2020
Loans held for investment, carried at amortized cost:
Real estate:
Construction and land	$936,174	$693,030
Farmland	73,550	13,844
1 - 4 family residential	543,518	524,344
Multi-family residential	356,885	424,962
Owner occupied commercial (“OOCRE”)	711,476	717,472
Non-owner occupied commercial (“NOOCRE”)	2,194,438	1,904,132
Commercial	1,793,740	1,559,546
MW	615,045	577,594
Consumer	14,266	13,000
	7,239,092	6,427,924

Deferred loan fees, net	(8,142)	(2,468)
ACL	(93,771)	(105,084)
Loans held for investment carried at amortized cost, net	7,137,179	6,320,372

Loans held for investment, carried at fair value:
PPP loans	135,842	358,042
Total loans held for investment, net	$7,273,021	$6,678,414
Included in the total loans held for investment, net, as of September 30, 2021 and December 31, 2020 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired within a business combination in the approximate amounts of $10,450 and $15,526, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2021 and December 31, 2020 is a discount on retained loans from the sale of Bank originated U.S. Small Business Administration (“SBA”) loans of $3,289 and $3,215, respectively.
Loans held for investment, PPP loans, carried at fair value
Included in total loans held for investment, net, as of September 30, 2021 and December 31, 2020 was $135,842 and $358,042, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income which is included in government guaranteed loan income, net on the accompanying condensed consolidated statements of income and the net gain (loss) due to the change in the fair value of PPP loans, which is included in government guaranteed loan income, net, on the accompanying condensed consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the accompanying condensed consolidated statements of cash flows.

	September 30, 2021		September 30, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
PPP fee income	$69	$7,697	$295	$12,811
Net gain (loss) due to the change in fair value	782	1,117	(33)	(2,038)

These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of September 30, 2021, we believe a majority of the Company’s PPP loans will meet such criteria.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (“TDR”). The activity in the ACL related to loans held for investment is as follows:

	Three Months Ended September 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of period	$7,280	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543
Credit loss expense non-PCD loans	(250)	190	(92)	(524)	498	197	789	(3)	805
Credit loss expense PCD loans	(19)	—	(11)	—	(21)	(135)	(613)	(6)	(805)
Charge-offs	—	—	(64)	—	(813)	—	(5,508)	(17)	(6,402)
Recoveries	—	—	26	—	—	—	596	8	630
Ending Balance	$7,011	$236	$6,519	$3,663	$10,988	$37,304	$27,824	$226	$93,771

	Three Months Ended September 30, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of period	$9,021	$63	$10,777	$6,428	$13,886	$36,067	$38,577	$546	$115,365
Credit loss expense non-PCD loans	610	7	(142)	268	662	(85)	11,425	29	12,774
Credit loss expense PCD loans	(41)	—	(37)	—	(3,578)	(161)	(271)	6	(4,082)
Charge-offs	—	—	—	—	(2,421)	—	(68)	(11)	(2,500)
Recoveries	—	—	7	—	—	—	14	13	34
Ending Balance	$9,590	$70	$10,605	$6,696	$8,549	$35,821	$49,677	$583	$121,591

	Nine Months Ended September 30, 2021
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768		$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit loss expense non-PCD loans	(737)		180	(1,106)	(2,568)	1,291	3,676	2,436	(133)	3,039
Credit loss expense PCD loans	(20)		—	(208)	—	980	(1,609)	(2,173)	(9)	(3,039)
Charge-offs	—		—	(367)	—	(1,502)	—	(11,474)	(55)	(13,398)
Recoveries	—		—	52	—	500	—	1,481	52	2,085
Ending Balance	$7,011	0	$236	$6,519	$3,663	$10,988	$37,304	$27,824	$226	$93,771

	Nine Months Ended September 30, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,822	$61	$1,378	$1,965	$1,978	$8,139	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	6,393	5	4,955	4,103	3,177	17,294	22,853	3	58,783
Credit loss expense PCD loans	(563)	—	(360)	—	(5,273)	3,213	853	(13)	(2,143)
Charge-offs	—	—	—	—	(2,421)	—	(1,808)	(136)	(4,365)
Recoveries	—	—	8	—	—	—	50	287	345
Ending Balance	$9,590	$70	$10,605	$6,696	$8,549	$35,821	$49,677	$583	$121,591

The majority of the Company’s loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans held for investment as of September 30, 2021 and December 31, 2020.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
Real estate:
1 - 4 family residential	$1,185	$—	$199	$11
NOOCRE	19,023	6,147	16,080	—
Commercial	2,366	1,134	8,666	4,668
Consumer	1,063	—	143	50
Total	$23,637	$7,281	$25,088	$4,729
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

Nonaccrual loans aggregated by class of loans, as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$1,185	$1,185	$—	$—
1 - 4 family residential	998	998	3,308	3,199
OOCRE	16,890	16,317	6,266	5,645
NOOCRE	31,630	201	40,830	19,213
Commercial	20,411	2,617	29,318	1,015
Consumer	1,203	1,191	1,374	1,220
Total	$72,317	$22,509	$81,096	$30,292
    There were $12,295 and $1,508 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at September 30, 2021 and December 31, 2020, respectively.
    During the three and nine months ended September 30, 2021, interest income not recognized on nonaccrual loans was $674 and $2,049, respectively. During the three and nine months ended September 30, 2020, interest income not recognized on nonaccrual loans was $2,457 and $2,993, respectively.

    An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of September 30, 2021 and December 31, 2020, is as follows:

	September 30, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$1,185	$1,185	$932,563	$2,426	$936,174	$—
Farmland	—	—	—	—	73,550	—	73,550	—
1 - 4 family residential	93	179	2,615	2,887	539,425	1,206	543,518	1,711
Multi-family residential	—	—	—	—	356,885	—	356,885	—
OOCRE	3,154	2,727	11,728	17,609	665,110	28,757	711,476	—
NOOCRE	2,740	—	12,607	15,347	2,153,336	25,755	2,194,438	—
Commercial	11,809	347	8,439	20,595	1,758,630	14,515	1,793,740	—
MW	119	—	—	119	614,926	—	615,045	—
Consumer	108	86	1,074	1,268	12,817	181	14,266	—
Total	$18,023	$3,339	$37,648	$59,010	$7,107,242	$72,840	$7,239,092	$1,711
(1) Loans 90 days past due and still accruing excludes $12,918 of pooled PCD loans as of September 30, 2021 that transitioned upon adoption of ASC 326.

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

Loans past due 90 days and still accruing were $1,711 and $4,204 as of September 30, 2021 and December 31, 2020, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $28,088 and $29,157 as of September 30, 2021 and December 31, 2020, respectively.

    The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the three and nine months ended September 30, 2021 and 2020.

	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Three and Nine Months Ended September 30, 2021
Commercial	$192	$—	$192	1

Three Months Ended September 30, 2020
Commercial real estate	$5,145	$19,359	$24,504	8

Nine Months Ended September 30, 2020
Commercial real estate	$5,145	$19,359	$24,504	8
Commercial	1,440	1,337	2,777	3
	$6,585	$20,696	$27,281	11
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2021 and 2020. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
Interest income during the three and nine months ended September 30, 2021 that would have been recorded had the terms of the loans not been modified on TDR loans was $376 and $555, respectively. Interest income recorded during the three and nine months ended September 30, 2020 on TDR loans and interest income that would have been recorded had the terms of the loans not been modified was minimal.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2021 or December 31, 2020.
For the nine months ended September 30, 2021, the Company had 12 modifications of loans with an aggregate principal balances of $4,758 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and related interagency guidance of the federal banking agencies (collectively “Section 4013 of the CARES Act”). For the year ended December 31, 2020, the Company had 754 modifications of loans with an aggregate principal balance of $1,126,975 that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act. As of September 30, 2021, the Company had one loan with an aggregate principal balance of $131 remaining on deferment under Section 4013 of the CARES Act.
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
    Credits classified as PCD are those that, at acquisition date, have experienced a more-than-insignificant deterioration in credit quality since origination. The Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 which was superseded by ASC 326 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are foreclosed, written off, paid off, or sold.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2021
Construction and land:
Pass	$221,411	$416,653	$165,620	$79,393	$5,819	$32,833	$7,956	$988	$930,673
Special mention	—	1,574	—	316	—	—	—	—	1,890
Substandard	—	—	—	1,185	—	—	—	—	1,185
PCD	—	—	—	—	—	2,426	—	—	2,426
Total construction and land	$221,411	$418,227	$165,620	$80,894	$5,819	$35,259	$7,956	$988	$936,174

Farmland:
Pass	$61,549	$528	$428	$3,367	$2,990	$3,453	$1,235	$—	$73,550
Total farmland	$61,549	$528	$428	$3,367	$2,990	$3,453	$1,235	$—	$73,550

1 - 4 family residential:
Pass	$141,686	$110,136	$67,341	$71,399	$29,487	$99,293	$13,076	$5,950	$538,368
Special mention	—	—	—	—	—	360	—	—	360
Substandard	—	—	—	1,711	81	903	889	—	3,584
PCD	—	—	—	—	—	1,206	—	—	1,206
Total 1 - 4 family residential	$141,686	$110,136	$67,341	$73,110	$29,568	$101,762	$13,965	$5,950	$543,518

Multi-family residential:
Pass	$60,933	$66,493	$86,509	$80,777	$13,634	$27,196	$51	$—	$335,593

Special mention	—	—	—	21,292	—	—	—	—	21,292
Total multi-family residential	$60,933	$66,493	$86,509	$102,069	$13,634	$27,196	$51	$—	$356,885

OOCRE:
Pass	$95,473	$143,616	$59,589	$57,823	$61,504	$190,014	$2,572	$2,998	$613,589
Special mention	—	—	1,064	19,939	329	7,951	—	—	29,283
Substandard	—	412	—	25,545	1,153	12,738	—	—	39,848
PCD	—	1,397	—	—	7,320	20,039	—	—	28,756
Total OOCRE	$95,473	$145,425	$60,653	$103,307	$70,306	$230,742	$2,572	$2,998	$711,476

NOOCRE:
Pass	$517,272	$305,853	$256,528	$416,144	$93,726	$388,677	$9,161	$1,585	$1,988,946
Special mention	—	238	9,400	11,287	22,031	46,039	493	—	89,488
Substandard	—	1,314	1,781	26,113	1,337	47,214	12,406	—	90,165
PCD	—	—	—	18,939	—	6,900	—	—	25,839
Total NOOCRE	$517,272	$307,405	$267,709	$472,483	$117,094	$488,830	$22,060	$1,585	$2,194,438

Commercial:
Pass	$336,092	$237,949	$146,110	$75,481	$13,658	$56,443	$810,012	$13,678	$1,689,423
Special mention	903	4,432	1,276	8,840	8,789	1,958	3,728	3,353	33,279
Substandard	11,869	1,053	3,089	13,096	6,025	3,742	17,542	3,926	60,342
PCD	—	—	—	325	1,943	8,428	—	—	10,696
Total commercial	$348,864	$243,434	$150,475	$97,742	$30,415	$70,571	$831,282	$20,957	$1,793,740

MW:
Pass	$—	$—	$—	$—	$—	$—	$613,727	$—	$613,727
Substandard	—	—	—	—	—	—	1,318	—	1,318
Total MW	$—	$—	$—	$—	$—	$—	$615,045	$—	$615,045

Consumer:
Pass	$5,046	$1,670	$665	$490	$2,982	$803	$1,036	$22	$12,714
Special mention	—	—	—	—	83	15	—	—	98
Substandard	—	—	3	2	152	52	1,064	—	1,273
PCD	—	—	—	—	25	156	—	—	181
Total consumer	$5,046	$1,670	$668	$492	$3,242	$1,026	$2,100	$22	$14,266

Total Pass	$1,439,462	$1,282,898	$782,790	$784,874	$223,800	$798,712	$1,458,826	$25,221	$6,796,583
Total Special Mention	903	6,244	11,740	61,674	31,232	56,323	4,221	3,353	175,690
Total Substandard	11,869	2,779	4,873	67,652	8,748	64,649	33,219	3,926	197,715
Total PCD	—	1,397	—	19,264	9,288	39,155	—	—	69,104
Total	$1,452,234	$1,293,318	$799,403	$933,464	$273,068	$958,839	$1,496,266	$32,500	$7,239,092
1 Term loans amortized cost basis by origination year excludes $8,142 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020		2019		2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction and land:
Pass	$155,358		$282,497		$179,372	$11,791	$9,938	$27,147	$21,066	$—	$687,169
Special mention	—		—		2,666	—	—	—	—	—	2,666
Substandard	—		—		510	—	—	—	—	—	510
PCD	—		—		—	—	—	2,685	—	—	2,685
Total construction and land	$155,358		$282,497		$182,548	$11,791	$9,938	$29,832	$21,066	$—	$693,030

Farmland:
Pass	$867		$972		$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844
Total farmland	$867		$972		$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844

1 - 4 family residential:
Pass	$120,580		$79,617		$91,890	$49,338	$31,936	$115,797	$19,065	$2,968	$511,191
Special mention	—		1,077		154	760	—	687	—	—	2,678
Substandard	—		—		142	668	—	—	924	—	1,734
PCD	—		—		—	—	—	8,741	—	—	8,741
Total 1 - 4 family residential	$120,580		$80,694		$92,186	$50,766	$31,936	$125,225	$19,989	$2,968	$524,344

Multi-family residential:
Pass	$107,332		$106,559		$139,721	$18,722	$32,672	$7,218	$58	$—	$412,282
Special mention	—		—		12,680	—	—	—	—	—	12,680
Total multi-family residential	$107,332		$106,559		$152,401	$18,722	$32,672	$7,218	$58	$—	$424,962

OOCRE:
Pass	$113,741		$65,262		$75,940	$79,253	$79,202	$176,668	$5,532	$—	$595,598
Special mention	—		948		22,725	3,701	12,860	4,326	—	—	44,560
Substandard	370		—		10,579	3,830	11,315	6,822	201	6,206	39,323
PCD	—		—		—	—	7,951	30,040	—	—	37,991
Total OOCRE	$114,111		$66,210		$109,244	$86,784	$111,328	$217,856	$5,733	$6,206	$717,472

NOOCRE:
Pass	$361,246		$255,976		$445,079	$90,738	$174,893	$309,572	$13,413	$—	$1,650,917
Special mention	101		31,714		37,572	19,262	25,997	37,951	493	—	153,090
Substandard	1,226	0	9,850	0	4,562	4,108	—	23,098	14,105	—	56,949
PCD	—		—		18,744	—	6,652	17,780	—	—	43,176
Total NOOCRE	$362,573		$297,540		$505,957	$114,108	$207,542	$388,401	$28,011	$—	$1,904,132

Commercial:
Pass	$251,004		$158,158		$112,961	$50,734	$19,821	$41,856	$758,832	$13,400	$1,406,766
Special mention	1,306		2,539		8,224	10,033	1,201	2,165	26,922	3,670	56,060
Substandard	722		4,487		23,245	3,772	7,216	2,083	30,460	5,275	77,260
PCD	—		—		—	3,382	4,196	11,882	—	—	19,460
Total commercial	$253,032		$165,184		$144,430	$67,921	$32,434	$57,986	$816,214	$22,345	$1,559,546

MW:
Pass	$—	$—	$—	$—	$—	$—	$577,594	$—	$577,594
Total MW	$—	$—	$—	$—	$—	$—	$577,594	$—	$577,594

Consumer:
Pass	$2,489	$1,216	$1,038	$3,899	$887	$353	$1,475	$—	$11,357
Special mention	—	—	—	—	25	227	—	—	252
Substandard	—	—	—	60	—	66	1,063	—	1,189
PCD	—	—	—	36	—	166	—	—	202
Total consumer	$2,489	$1,216	$1,038	$3,995	$912	$812	$2,538	$—	$13,000

Total Pass	$1,112,617	$950,257	$1,049,368	$308,163	$349,349	$682,267	$1,398,329	$16,368	$5,866,718
Total Special Mention	1,407	36,278	84,021	33,756	40,083	45,356	27,415	3,670	271,986
Total Substandard	2,318	14,337	39,038	12,438	18,531	32,069	46,753	11,481	176,965
Total PCD	—	—	18,744	3,418	18,799	71,294	—	—	112,255
Total	$1,116,342	$1,000,872	$1,191,171	$357,775	$426,762	$830,986	$1,472,497	$31,519	$6,427,924
1 Term loans amortized cost basis by origination year excludes $2,468 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $302,452 and $234,330 as of September 30, 2021 and 2020, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$3,725	$2,940	$3,363	$3,113
Increase from loan sales	157	705	541	836
Net (impairment) recovery	(95)	244	117	138
Amortization charged as a reduction to income	(212)	(104)	(446)	(302)
Balance at end of period	$3,575	$3,785	$3,575	$3,785
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of September 30, 2021 and 2020 there was a valuation allowance of $440 and $188, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2021 and December 31, 2020.
During the three and nine months ended September 30, 2021, the Bank sold $6,025 and $20,338 of SBA loans held for investment resulting in a gain of $859 and $2,812, respectively. During the three and nine months ended September 30, 2020, the Bank sold $32,381 and $40,161 of SBA loans held for investment resulting in a gain of $2,639 and $3,242, respectively. The gain on sale of SBA loans is recorded in government guaranteed loan income, net in the accompanying condensed consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,048,488	$—	$1,048,488
Equity securities with a readily determinable fair value	11,143	—	—	11,143
PPP loans	—	135,842	—	135,842
Loans held for sale(1)	—	15,252	—	15,252
Interest rate swaps designated as hedging instruments	—	5,095	—	5,095
Correspondent interest rate swaps not designated as hedging instruments	—	581	—	581
Customer interest rate swaps not designated as hedging instruments	—	4,951	—	4,951
Correspondent interest rate caps and collars not designated as hedging instruments	—	—	—	—
Financial Liabilities:
Correspondent interest rate swaps not designated as hedging instruments	$—	$5,250	$—	$5,250
Customer interest rate swaps not designated as hedging instruments	—	531	—	531
Customer interest rate caps and collars not designated as hedging instruments	—	—	—	—
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
Available for sale debt securities	$—	$1,024,329	$—	$1,024,329
Equity securities with a readily determinable fair value	11,363	—	—	11,363
PPP loans	—	358,042	—	358,042
Loans held for sale(1)	—	6,681	—	6,681
Interest rate swap designated as hedging instruments	—	17,543	—	17,543
Customer interest rate swaps not designated as hedging instruments	—	10,937	—	10,937
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,255	$—	$2,255
Correspondent interest rate swaps not designated as hedging instruments	—	11,666	—	11,666
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

The following table summarizes assets measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$16,356	$16,356
Servicing assets with a valuation allowance	—	—	2,944	2,944
As of December 31, 2020
Assets:
Collateral dependent loans with an ACL	$—	$—	$2,386	$2,386
Servicing assets with a valuation allowance	—	—	2,975	2,975
At September 30, 2021, collateral dependent loans with an allowance had a recorded investment of $23,637, with $7,281 specific allowance for credit loss allocated. At December 31, 2020, collateral dependent loans had a carrying value of $7,115, with $4,729 specific allowance for credit loss allocated.
At September 30, 2021, servicing assets of $3,384 had a valuation allowance totaling $440. At December 31, 2020, servicing assets of $3,531 had a valuation allowance totaling $556.
There were no other real estate owned properties at September 30, 2021. During the nine months ended September 30, 2021, the Company incurred a write-down of $197 in total on all properties.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 or December 31, 2020.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of September 30, 2021 and December 31, 2020 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2021
Financial assets:
Cash and cash equivalents	$229,712	$—	$229,712	$—
Held to maturity debt securities	55,257	—	57,470	—
Securities purchased under agreements to resell	103,692	—	103,692	—
Loans held for sale(1)	3,644	—	3,644	—
Loans held for investment(2)	7,226,209	—	—	7,172,716
Accrued interest receivable	21,985	—	21,985	—
Bank-owned life insurance	83,781	—	83,781	—
Servicing asset	631	—	631	—
Equity securities without a readily determinable fair value	4,130	N/A	N/A	N/A
FHLB and FRB stock	71,803	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,178,752	$—	$7,058,094	$—
Advances from FHLB	777,601	—	788,525	—
Accrued interest payable	1,231	—	1,231	—
Subordinated debentures and subordinated notes	262,761	—	262,761	—
Securities sold under agreement to repurchase	2,455	—	2,433	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$230,825	$—	$230,825	$—
Held to maturity debt securities	30,872	—	34,283	—
Loans held for sale(1)	14,733	—	14,733	—
Loans held for investment(2)	6,317,986	—	—	6,335,402
Accrued interest receivable	23,798	—	23,798	—
Bank-owned life insurance	82,855	—	82,855	—
Servicing asset	388	—	486	—
Equity securities without a readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,236	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,512,846	$—	$6,608,849	$—
Advances from FHLB	777,718	—	782,321	—
Accrued interest payable	2,665	—	2,665	—
Subordinated debentures and subordinated notes	262,778	—	262,778	—
Securities sold under agreement to repurchase	2,225	—	2,199	—
(1) Loans held for sale represent mortgage loans held for sale that are carried at lower of cost or market.
(2) Loans held for investment includes MW and is carried at amortized cost.

7. Derivative Financial Instruments
The Company primarily uses derivatives to manage exposure to market risk, including interest rate risk and credit risk, and to assist customers with their risk management objectives. Management will designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship. The Company’s remaining derivatives consist of derivatives held for customer accommodation or other purposes.
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying condensed consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying condensed consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the condensed consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2021 and December 31, 2020 are as shown in the table below.

	September 30, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	$—	$500,000	$17,543	$—
Interest rate swap on money market deposit account payments	250,000	1,712	—	250,000	—	2,255
Interest rate swap on customer loan interest payments	125,000	159	—	—	—	—
Interest rate swap on customer loan interest payments	125,000	496	—	—	—	—
Interest rate swap on customer loan interest payments	125,000	2,728	—	—	—	—
Total derivatives designated as hedging instruments	$625,000	$5,095	$—	$750,000	$17,543	$2,255

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$310,738	$581	$5,250	$303,918	$—	$11,666
Interest rate caps and collars	41,916	—	—	41,916	1	—
Commercial customer counterparty:
Interest rate swaps	310,738	4,951	531	303,918	10,937	—
Interest rate caps and collars	41,916	—	—	41,916	—	1
Total derivatives not designated as hedging instruments	$705,308	$5,532	$5,781	$691,668	$10,938	$11,667
Offsetting derivative assets/liabilities		(4,500)	(4,500)		1	1
Total derivatives	$1,330,308	$6,127	$1,281	$1,441,668	$28,482	$13,923

Pre-tax gain (loss) included in the condensed consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2021 and 2020 were as follows.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	(Loss) gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	Interest Expense	$4,096	$—	Interest Expense
Interest rate swap on money market deposit account payments	403	(195)	Interest Expense	562	(194)	Interest Income
Commercial loan interest rate floor	—	—	Interest Income	(553)	553	Interest Income
Interest rate swaps on customer loan interest payments	(3,234)	2,325	Interest Income	—	—
Total	$(2,831)	$2,130		$4,105	$359

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,023			$1,651

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$26,357	$—	Interest Expense	$6,621	$—	Interest Expense
Interest rate swap on money market deposit account payments	4,167	(601)	Interest Expense	(3,373)	(409)	Interest Expense
Commercial loan interest rate floor	—	866	Interest Income	(78)	1,384	Interest Income
Interest rate swaps on customer loan interest payments	2,317	2,541	Interest Income	—	—
Total	$32,841	$2,806		$3,170	$975

Derivatives not designated as hedging instruments:			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Interest rate swaps, caps and collars			$1,213			$575

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$310,738	3.140% - 8.470%	LIBOR 1 month + 0.000% - 5.000%	Wtd. Avg. 4.9 years	$(4,669)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + 0.00%	Wtd. Avg. 0.8 years	$—

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$310,738	3.140% - 8.470%	LIBOR 1 month + 0.000% - 5.000%	Wtd. Avg. 4.9 years	$4,420
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + 0.000% - 2.500%	Wtd. Avg. 0.8 years	$—

	December 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$303,918	3.140% - 8.470%	LIBOR 1 month + 0.000% - 5.000% PRIME H15 - 0.250%	Wtd. Avg. 4.1 years	$(11,666)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + 0.000%	Wtd. Avg. 1.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$303,918	3.140% - 8.470%	LIBOR 1 month + 0.000% - 5.000% PRIME H15 - 25	Wtd. Avg. 4.1 years	$10,937
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + 0.000% - 2.500%	Wtd. Avg. 1.6 years	$(1)

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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Commitments to extend credit	$3,737,662	$2,743,571
MW commitments	659,329	354,603
Standby and commercial letters of credit	65,815	44,427
Total	$4,462,806	$3,142,601
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance for ACL on unfunded commitments	$10,754	$8,398	$10,747	$878
Impact of CECL adoption	—	—	—	840
Provision for credit losses on unfunded commitments	(448)	1,447	(441)	8,127
Ending balance of ACL on unfunded commitments	$10,306	$9,845	$10,306	$9,845

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and nine months ended September 30, 2021 and 2020.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2021 and 2020, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	257,500	$10.28	1.37 years
Exercised	(207,500)	10.14
Outstanding and exercisable at September 30, 2020	50,000	$10.84	1.91 years

Outstanding at January 1, 2021	20,000	$10.09	1.06 years	$374
Exercised	(19,000)	10.00
Outstanding and exercisable at September 30, 2021	1,000	$10.43	1.32 years	$145

As of September 30, 2021, December 31, 2020 and September 30, 2020, there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the nine months ended September 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised as of September 30,
	2021	2020
Nonperformance-based stock options exercised	$568	$5,851
2019 Amended Plan and Green Acquired Omnibus Plans
2021 Grants of RSUs
    During the nine months ending September 30, 2021, the Company granted non-performance-based RSUs and performance-based RSUs (“PSUs”) under the 2019 Amended and Restatement Omnibus Incentive Plan (the “2019 Amended Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the nine months ending September 30, 2021 with annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2021 are subject to service, performance and market conditions. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2021 to January 31, 2024, the performance condition performance period is from January 1, 2021 to December 31, 2023, and the market condition performance period is from February 1, 2021 to January 31, 2024. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.

Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2019 Amended Plan and the Veritex (Green) 2014 Plan was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2019 Amended Plan	$2,172	$1,588	$6,355	$4,468
Veritex (Green) 2014 Plan	494	490	1,481	1,413
2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	849,768	$23.61	8.24 years
Granted	170,025	27.31
Forfeited	(23,735)	27.70
Exercised	(33,439)	19.19
Outstanding at September 30, 2020	962,619	$24.32	7.77 years
Options exercisable at September 30, 2020	492,204	$24.23	6.94 years

Outstanding at January 1, 2021	975,801	$24.26	7.45 years	$2,422
Granted	500	36.54
Cancelled	(13,996)	25.93
Exercised	(149,808)	23.42
Outstanding at September 30, 2021	812,497	$24.40	7.07 years	$11,929
Options exercisable at September 30, 2021	507,597	$24.49	6.58 years	$7,293
Weighted average fair value of options granted during the period		$36.54

As of September 30, 2021, December 31, 2020 and September 30, 2020, there was $1,219, $2,470 and $2,801 of total unrecognized compensation expense related to options awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.88 years.

A summary of the status of the Company’s RSUs under the 2019 Amended Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	175,688	$21.65
Granted	436,818	26.92
Vested into shares	(82,683)	23.24
Forfeited	(470)	29.13
Outstanding at September 30, 2020	529,353	$25.16

Outstanding at January 1, 2021	441,132	$20.39
Granted	247,649	26.87
Vested into shares	(89,819)	24.14
Forfeited	(12,998)	26.24
Outstanding at September 30, 2021	585,964	$22.42

A summary of the status of the Company’s PSUs under the 2019 Amended Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	2019 Amended Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	63,727	$22.76
Granted	39,398	29.13
Vested into shares	(1,841)	26.65
Outstanding at September 30, 2020	101,284	$25.22

Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	25.94
Outstanding at September 30, 2021	156,471	$24.17
As of September 30, 2021, December 31, 2020 and September 30, 2020 there was $10,970, $8,222 and $9,098 of total unrecognized compensation related to RSUs and PSUs awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 2.03 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2019 Amended Plan during the nine months ended September 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised, RSUs or PSUs Vested in the Nine Months Ended September 30,
	2021	2020
Non-performance-based stock options exercised	4,909	943
RSUs vested	2,318	2,225
PSUs vested	—	36

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	386,969	$19.30	7.86 years
Granted	31,075	29.13
Forfeited	(28,736)	21.38
Exercised	(34,476)	19.54
Outstanding at September 30, 2020	354,832	$19.95	7.34 years
Options exercisable at September 30, 2020	212,676	$17.84	6.46 years

Outstanding at January 1, 2021	352,000	$19.99	6.97 years	$2,124
Forfeited	(7,245)	21.38
Exercised	(64,017)	19.63
Outstanding at September 30, 2021	280,738	$20.03	6.19 years	$5,457
Options exercisable at September 30, 2021	212,536	$18.84	5.74 years	$4,362

As of September 30, 2021, December 31, 2020 and September 30, 2020, there was $225, $626 and $759 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at September 30, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.41 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	116,250	$21.38
Granted	93,918	21.36
Vested into shares	(38,744)	29.13
Forfeited	(4,402)	29.13
Outstanding at September 30, 2020	167,022	$22.69

Outstanding at January 1, 2021	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(5,760)	25.21
Outstanding at September 30, 2021	122,784	$21.13

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	25,320	$21.38
Granted	8,531	29.13
Outstanding at September 30, 2020	33,851	$23.33

Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at September 30, 2021	35,899	$22.26
As of September 30, 2021, December 31, 2020 and September 30, 2020, there was $1,636, $2,484 and $2,842, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.42 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2021	2020
Non-performance-based stock options exercised	$1,898	$1,001
RSUs vested	713	828
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of September 30, 2021 and 2020, and changes during the nine months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	571,735	$10.64	1.74 years
Exercised	(440,652)	10.35
Outstanding at September 30, 2020	131,083	$11.60	5.15 years

Outstanding at January 1, 2021	131,083	$11.60	4.90 years	$1,843
Exercised	(62,742)	10.51
Outstanding at September 30, 2021	68,341	$12.60	2.35 years	$1,829
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the nine months ended September 30, 2021 and 2020 is presented below:

	Fair Value of Options Exercised as of September 30,
	2021	2020
Nonperformance-based stock options exercised	1,838	12,231

10. Income Taxes
    Income tax expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense for the period	$9,195	$6,198	$26,025	$9,501
Effective tax rate	20.0%	21.3%	21.0%	15.7%
For the three months ended September 30, 2021, the Company had an effective tax rate of 20.0%. The Company had a net discrete tax benefit of $53 related to an excess tax benefit realized on share-based payment awards during the three months ended September 30, 2021. Excluding this discrete tax item, the Company had an effective tax rate of 20.1% for the three months ended September 30, 2021.

For the nine months ended September 30, 2021, the Company had an effective tax rate of 21.0%. The Company had a net discrete tax expense of $104. This discrete tax expense related to a true-up of a deferred tax liability of $426 offset by $322 of an excess tax benefit realized on share-based payment awards during nine months ended September 30, 2021. Excluding these discrete tax items, the Company had an effective tax rate of 20.9% for the nine months ended September 30, 2021.
For the three and nine months ended September 30, 2020, the Company had an effective tax rate of 21.3% and 15.7%, respectively. The decrease in the effective tax rate during the three months ended was primarily due to a net discrete tax benefit of $1,799 as a result of the Company amending a prior year Green Bancorp, Inc. (“Green”) tax return to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019. The Company was allowed to carry back this NOL as result of a provision in the CARES Act that permits NOLs generated in tax years 2018, 2019 or 2020 to be carried back five years. In addition to this, the Company recognized a net discrete tax expense of $32 and a net discrete tax benefit of $1,391 primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the three and nine months ended September 30, 2020, respectively. Excluding these discrete tax items, the Company had an effective tax rate of 21.2% and 21.0% for the three and nine months ended September 30, 2020, respectively.

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
The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory actions and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and PCA classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors. In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Under the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in total consolidated assets may elect to satisfy a single Community Bank Leverage Ratio (“CBLR”) of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. Banks meeting all of the requirements under this framework are not required to report or calculate risk-based capital, and will be considered to have met the well-capitalized ratio requirements under PCA regulations. The Bank was eligible and elected to use the CBLR framework as of December 31, 2020; however, the Bank was no longer eligible to use the CBLR framework beginning as of June 30, 2021.

As a result of our no longer using the CBLR framework, we are subject to various quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The capital rules implementing Basel III also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios, and a banking organization with any risk-based capital ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Additionally, to be categorized as “well capitalized,” a bank that does not operate under the CBLR framework is required to maintain minimum total risk-based common equity Tier 1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of September 30, 2021 and December 31, 2020, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized.” There are no conditions or events since September 30, 2021 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total capital (to risk-weighted assets)
Company	$1,160,589	12.31%	$754,241	8.0%	n/a	n/a
Bank	1,068,655	11.34%	753,901	8.0%	$942,377	10.0%
Tier 1 capital (to risk-weighted assets)
Company	854,393	9.06%	565,823	6.0%	n/a	n/a
Bank	994,810	10.56%	565,233	6.0%	753,644	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	825,001	8.75%	424,286	4.5%	n/a	n/a
Bank	994,810	10.56%	423,925	4.5%	612,336	6.5%
Tier 1 capital (to average assets)
Company	854,393	9.54%	358,236	4.0%	n/a	n/a
Bank	994,810	11.12%	357,845	4.0%	447,307	5.0%
As of December 31, 2020
Total capital (to risk-weighted assets)
Company	$1,099,031	13.57%	$647,918	8.0%	n/a	n/a
Bank	968,481	11.96%	647,813	8.0%	$809,767	10.0%
Tier 1 capital (to risk-weighted assets)
Company	782,487	9.66%	486,017	6.0%	n/a	n/a
Bank	884,471	10.92%	485,973	6.0%	647,964	8.0%
Common equity tier 1 (to risk-weighted assets)
Company	753,261	9.30%	364,481	4.5%	n/a	n/a
Bank	884,471	10.92%	364,480	4.5%	526,471	6.5%
Tier 1 capital (to average assets)
Company	782,487	9.43%	331,914	4.0%	n/a	n/a
Bank	884,471	10.66%	331,884	4.0%	414,855	5.0%

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. No dividends were paid by the Bank to the Holdco during the three months ended September 30, 2021. Dividends of $8,440 were paid by the Bank to the Holdco during the nine months ended September 30, 2021. Dividends of $20,000 and $65,000 were paid by the Bank to the Holdco during the three and nine months ended September 30, 2020, respectively.

Dividends of $9,906, or $0.20 per outstanding share, and $26,677, or $0.54 per outstanding share, on the applicable record date, were paid by the Company during the three and nine months ended September 30, 2021, respectively. Dividends of $8,558, or $0.17 per outstanding share, and $25,849, or $0.51 per outstanding share, on the applicable record date, were paid by the Company during the three and nine months ended September 30, 2020, respectively.

13. Subsequent Events

On November 1, 2021, the Company completed its acquisition of North Avenue Capital, LLC (“NAC”), which was announced on September 21, 2021. Under the terms of the definitive agreement for the acquisition, the Bank paid $57,500 in cash to existing shareholders of NAC. Three years after the completion of the transaction, existing shareholders of NAC as of the date of the acquisition have the right, subject to adjustment, to receive an additional $5,000 in cash subject to certain performance measures. NAC will continue to operate under its current name and brand and in its current office space, as a wholly owned subsidiary of the Bank. The required disclosures under ASC 805 are omitted herein since the initial accounting for the business combination is not available. These disclosures will be included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The transaction makes the Bank a leading player in the United States Department of Agriculture Business and Industry lending program. It furthers the Company’s strategy of diversifying revenue streams and providing meaningful gain on sale and loan servicing fees. The Company will leverage NAC’s loan sourcing technology to further enhance the Company’s products and services. Additionally, the Company will provide additional resources and expertise to complement NAC’s experienced team.

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
Recent Developments

Impact of COVID-19

The COVID-19 pandemic created a global public health crisis that resulted in continued unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Possible additional waves of COVID-19, including variant strains thereof, may adversely affect the ongoing re-opening process. Conversely, ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus, could accelerate the macroeconomic recovery.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), a loan program administered by the U.S. Small Business Administration (“SBA”). Under the PPP, small businesses, sole proprietorship’s, independent contractors and self-employed individuals were eligible to apply for forgivable loans from existing SBA lenders and other approved lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Subsequent legislation, including as noted below, allocated additional funding to the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The SBA began accepting PPP applications under the Consolidated Appropriations Act, 2021 on January 13, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

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

In response to the COVID-19 pandemic, we also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not troubled debt restructuring (“TDRs”) under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Under the loan deferment program, the Company had 12 and 754 modifications of loans in 2021 and 2020, respectively with aggregate principal balances of $4.8 million and $1.1 billion in 2021 and 2020, respectively, that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of September 30, 2021, the Company had one loan with an aggregate principal balance of $131 thousand remaining on deferment under Section 4013 of the CARES Act.

Uncertainties in certain future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during 2021 is highly uncertain.

Financial position and results of operations

The COVID-19 pandemic had a material impact on our allowance for credit losses (“ACL”) during 2020. Our ACL calculation and resulting provision for credit losses is significantly impacted by changes in the Texas economic forecasts used in the current expected credit losses (“CECL”) model throughout 2020 and 2021 to reflect the expected impact of the COVID-19 pandemic. Should economic conditions worsen, we could experience increases in our ACL and record additional credit loss expense. We could also see an increase in our ratio of past due loans to total loans and an increase in charge-offs related to COVID-19. It is possible that our asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are further prolonged.

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

Capital and liquidity

As of September 30, 2021, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

General

    Net income for the three months ended September 30, 2021 was $36.8 million, an increase of $13.9 million, or 60.7%, from net income of $22.9 million for the three months ended September 30, 2020.
    Basic earnings per share (“EPS”) for the three months ended September 30, 2021 was $0.75, an increase of $0.29 from $0.46 for the three months ended September 30, 2020. Diluted EPS for the three months ended September 30, 2021 was $0.73, an increase of $0.27 from $0.46 for the three months ended September 30, 2020.

Net Interest Income

For the three months ended September 30, 2021, net interest income totaled $71.3 million and net interest margin and net interest spread were 3.26% and 3.05%, respectively. For the three months ended September 30, 2020, net interest income totaled $65.9 million and net interest margin and net interest spread were 3.32% and 3.05%, respectively. The increase in net interest income was due to a $3.1 million decrease in interest expense on certificate and other time deposits and a $2.4 million increase in interest income. The increase in interest income was primarily due to a $2.5 million increase in interest income on loans due to loan growth, with $2.0 million attributable to total loans excluding mortgage warehouse (“MW”) and PPP loans. The decrease in interest expense resulted from $3.1 million decrease in interest expense on certificates and other time deposits, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net interest margin decreased 6 basis points from the three months ended September 30, 2020 primarily due to a decrease in average yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits during the three months ended September 30, 2021. As a result, the average cost of interest-bearing deposits decreased to 0.30% for the three months ended September 30, 2021 from 0.67% for the three months ended September 30, 2020. The average cost of total deposits including noninterest-bearing deposits decreased to 0.20% for the three months ended September 30, 2021 from 0.46% for the three months ended September 30, 2020.

For the three months ended September 30, 2021, interest expense totaled $8.5 million and the average rate paid on interest-bearing liabilities was 0.59%. For the three months ended September 30, 2020, interest expense totaled $11.6 million and the average rate paid on interest-bearing liabilities was 0.85%. The year-over-year decrease of 26 basis points, was due to decreases in the average rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2021 and 2020, interest income not recognized on nonaccrual loans was $674 thousand and $2.5 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,384,856	$66,911	4.16%	$5,753,859	$64,958	4.49%
Loans held for investment (“LHI”), MW	465,945	3,697	3.15	358,248	2,705	3.00
PPP loans	210,092	531	1.00	407,112	1,022	1.00
Debt Securities	1,119,952	7,613	2.70	1,101,469	7,852	2.84
Interest-earning deposits in other banks	336,289	130	0.15	175,201	65	0.15
Equity securities and other investments	167,242	898	2.13	103,948	827	3.17
Total interest-earning assets	8,684,376	79,780	3.64	7,899,837	77,429	3.90
ACL	(99,482)			(116,859)
Noninterest-earning assets	800,576			802,948
Total assets	$9,385,470			$8,585,926

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,201,409	$1,588	0.20%	$2,735,170	$2,105	0.31%
Certificates and other time deposits	1,519,824	1,934	0.50	1,459,046	5,004	1.36
Advances from Federal Home Loan Bank of Dallas (“FHLB”)	777,617	1,848	0.94	1,067,771	2,707	1.01
Subordinated debentures and subordinated debt	264,714	3,134	4.70	142,432	1,743	4.87
Total interest-bearing liabilities	5,763,564	8,504	0.59	5,404,419	11,559	0.85

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,271,197			1,937,921
Other liabilities	60,181			65,704
Total liabilities	8,094,942			7,408,044
Stockholders’ equity	1,290,528			1,177,882
Total liabilities and stockholders’ equity	$9,385,470			$8,585,926
Net interest rate spread(2)			3.05%			3.05%
Net interest income		$71,276			$65,870
Net interest margin(3)			3.26%			3.32%
(1) Includes average outstanding balances of loans held for sale of $8,542 and $15,404 for the three months ended September 30, 2021 and September 30, 2020, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Three Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$7,143	$(5,190)	$1,953
LHI, MW	814	178	992
PPP loans	(491)	—	(491)
Debt securities	132	(371)	(239)
Interest-bearing deposits in other banks	61	4	65
Equity securities and other investments	506	(435)	71
Total increase (decrease) in interest income	8,165	(5,814)	2,351
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	360	(877)	(517)
Certificates and other time deposits	209	(3,279)	(3,070)
Advances from FHLB	(738)	(121)	(859)
Subordinated debentures and subordinated notes	1,501	(110)	1,391
Total increase (decrease) in interest expense	1,332	(4,387)	(3,055)
Increase (decrease) in net interest income	$6,833	$(1,427)	$5,406
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on LHI.” We recorded no provision for credit losses for the three months ended September 30, 2021, compared to $8.7 million for the same period in 2020, a decrease of $8.7 million, or 100.0%. The decreased provision for credit losses was primarily attributable to changes in the Texas economic forecasts used in the CECL model during the three months ended September 30, 2021 to reflect the expected impact of the COVID-19 pandemic as of September 30, 2021 compared to the Texas economic forecasts utilized in the CECL model for the three months ended September 30, 2020. Prior to the three months ended September 30, 2021, significant deterioration in these forecasted Texas economic indicators was brought on by the projected economic impact of the COVID-19 pandemic on the reasonable and supportable forecast period. In the third quarter of 2021, we also recorded a $448 thousand benefit for unfunded commitments, which was attributable to improving Texas economic forecasts utilized in the unfunded commitments loss rates slightly offset by higher unfunded balances, compared to a $1.4 million provision for unfunded commitments recorded for the three months ended September 30, 2020.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gain on the sale of securities, gains on the sale of mortgage loans held for sale, government guaranteed loan income, net, equity method investment income and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$4,484	$3,130	$1,354
Loan fees	1,746	1,787	(41)
Loss on sales of securities	(188)	(8)	(180)
Gain on sales of mortgage loans held for sale	407	472	(65)
Government guaranteed loan income, net	2,341	2,257	84
Equity method investment income	4,522	—	4,522
Other	2,315	2,157	158
Total noninterest income	$15,627	$9,795	$5,832
Noninterest income for the three months ended September 30, 2021 increased $5.8 million, or 59.5%, to $15.6 million compared to noninterest income of $9.8 million for the same period in 2020. The primary drivers of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $4.5 million for the three months ended September 30, 2021, an increase of $1.4 million, over the same period in 2020. This increase was primarily due to an increase in analysis charges of $772 thousand resulting from additional deposit accounts being serviced and an increase in service deposit charges of $405 thousand for the three months ended September 30, 2021 compared to the same period in 2020.
Equity method investment income. Equity method investment income is comprised of income earned on equity method investments, specifically our investment in Thrive Mortgage, LLC (“Thrive”), of which the Bank holds a 49% interest. The income from this investment was $4.5 million for the three months ended September 30, 2021. During the third quarter of 2021, Thrive’s PPP loan, originated and serviced by another bank, was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, $1.9 million of the $4.5 million represents our portion of the PPP loan forgiveness. There was no income from equity method investments for the same period in 2020.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2021	2020
	(In thousands)
Salaries and employee benefits	$22,964	$20,553	$2,411
Non-staff expenses:
Occupancy and equipment	4,536	3,980	556
Professional and regulatory fees	3,401	3,159	242
Data processing and software expense	2,494	2,452	42
Marketing	1,151	1,062	89
Amortization of intangibles	2,509	2,840	(331)
Telephone and communications	380	345	35
COVID expenses	—	132	(132)
Other	3,886	1,885	2,001
Total noninterest expense	$41,321	$36,408	$4,913
 Noninterest expense for the three months ended September 30, 2021 increased $4.9 million, or 13.5%, to $41.3 million compared to noninterest expense of $36.4 million for the three months ended September 30, 2020. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $23.0 million for the three months ended September 30, 2021, an increase of $2.4 million, or 11.7%, compared to the same period in 2020. The increase was primarily attributable to an increase in incentive costs of $4.1 million and salaries of $1.4 million for the three months ended September 30, 2021 as compared to the same period in 2020. These increases were partially offset by an increase of $2.8 million in direct loan origination costs which are required to be deferred in accordance with ASC 310-20.

Other noninterest expense. This category includes loan and collection expenses, supplies and printing, postage, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $3.9 million for the three months ended September 30, 2021 compared to $1.9 million for the same period in 2020, an increase of $2.0 million, or 106.2%. This increase was primarily due to an increase in problem loan fees of $499 thousand, legal settlements of $128 thousand, travel related expenses of $113 thousand, FHLB fees of $80 thousand and SBA fees of $76 thousand, .

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, we did not believe a valuation allowance was necessary.

For the three months ended September 30, 2021, income tax expense totaled $9.2 million, an increase of $3.0 million, or 48.4%, compared to $6.2 million for the same period in 2020.

For the three months ended September 30, 2021, the Company had an effective tax rate of 20.0%. The Company had a net discrete tax benefit of $53 thousand for excess tax benefit realized on share-based payment award during the three months ended September 30, 2021. Excluding this discrete tax item, the Company had an effective tax rate of 20.1% for the three months ended September 30, 2021.
For the three months ended September 30, 2020, the Company had an effective tax rate of 21.3%. The Company had a net discrete tax expense of $32 thousand primarily associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended September 30, 2020. Excluding this discrete tax item, the Company had an effective tax rate of 21.2% for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General

    Net income for the nine months ended September 30, 2021 was $98.1 million, an increase of $47.0 million, or 92.0%, from net income of $51.1 million for the nine months ended September 30, 2020.
    Basic EPS for the nine months ended September 30, 2021 was $1.98, an increase of $0.96 from $1.02 for the nine months ended September 30, 2020. Diluted EPS for the nine months ended September 30, 2021 was $1.95, an increase of $0.93 from $1.02 for the nine months ended September 30, 2020.
Net Interest Income

For the nine months ended September 30, 2021, net interest income before provisions for credit losses totaled $204.0 million and net interest margin and net interest spread were 3.20% and 2.98%, respectively. For the nine months ended September 30, 2020, net interest income totaled $199.0 million and net interest margin and net interest spread were 3.42% and 3.10%, respectively. The increase in net interest income of $5.0 million was primarily due to $5.9 million and $12.3 million decreases in interest expense on interest-bearing demand and savings deposits and certificates and other time deposits, respectively, partially offset by a $10.6 million decrease in interest income on loans during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest income on loans was due to a decrease in average yields earned on loans. Net interest margin decreased 22 basis points from the nine months ended September 30, 2020 primarily due to a decrease in yields earned on loan balances, partially offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificates and other time deposits in the nine months ended September 30, 2021 and an unfavorable shift in the mix of earning assets compared to the nine months ended September 30, 2020. As a result, the average cost of interest-bearing deposits decreased 61 basis points to 0.36% for the nine months ended September 30, 2021 from 0.97% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, interest expense totaled $27.5 million and the average rate paid on interest-bearing liabilities was 0.65%. For the nine months ended September 30, 2020, interest expense totaled $44.7 million and the average rate paid on interest-bearing liabilities was 1.09%. The decrease in interest expense of $17.2 million was due to a $5.9 million decrease in the average rate paid on interest-bearing demand and savings deposits and a $12.3 million decrease in the average rate paid on time deposits, partially offset by a $1.1 million increase in interest paid on borrowings.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2021 and 2020, interest income not recognized on non-accrual loans was $2.0 million and $3.0 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,118,880	$193,040	4.22%	$5,779,469	$208,889	4.83%
LHI, MW	477,319	10,988	3.08	275,890	6,318	3.06
PPP loans	309,620	2,324	1.00	236,778	1,779	1.00
Debt securities	1,093,263	22,579	2.76	1,086,185	23,074	2.84
Interest-bearing deposits in other banks	408,601	424	0.14	283,108	1,122	0.53
Equity securities and other investments	114,237	2,233	2.61	102,185	2,568	3.36
Total interest-earning assets	8,521,920	231,588	3.63	7,763,615	243,750	4.19
ACL	(103,478)			(90,633)
Noninterest-earning assets	799,207			776,790
Total assets	$9,217,649			$8,449,772

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,144,395	$5,229	0.22%	$2,680,925	$11,128	0.55%
Certificates and other time deposits	1,514,954	7,418	0.65	1,579,114	19,759	1.67
Advances from FHLB	777,655	5,489	0.94	1,070,856	8,387	1.05
Subordinated debentures and subordinated notes	264,998	9,410	4.75	143,387	5,444	5.07
Total interest-bearing liabilities	5,702,002	27,546	0.65	5,474,282	44,718	1.09

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,198,551			1,763,289
Other liabilities	60,456			57,737
Total liabilities	7,961,009			7,295,308
Stockholders’ equity	1,256,640			1,154,464
Total liabilities and stockholders’ equity	$9,217,649			$8,449,772

Net interest rate spread(2)			2.98%			3.10%
Net interest income		$204,042			$199,032
Net interest margin(3)			3.20%			3.42%
________________________________
(1) Includes average outstanding balances of loans held for sale of $13,140 and $16,448 for the nine months ended September 30, 2021 and September 30, 2020, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Nine Months Ended
	September 30, 2021 vs. 2020
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$12,256	$(28,105)	$(15,849)
LHI, MW	4,610	60	4,670
PPP loans	545	—	545
Debt securities	150	(645)	(495)
Interest-bearing deposits in other banks	497	(1,195)	(698)
Equity securities and other investments	303	(638)	(335)
Total increase (decrease) in interest income	18,361	(30,523)	(12,162)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	1,922	(7,821)	(5,899)
Certificates and other time deposits	(802)	(11,539)	(12,341)
Advances from FHLB	(2,294)	(604)	(2,898)
Subordinated debentures and subordinated notes	4,613	(647)	3,966
Total increase (decrease) in interest expense	3,439	(20,611)	(17,172)
Increase (decrease) in net interest income	$14,922	$(9,912)	$5,010
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on LHI.” No provision for credit losses was recorded for the nine months ended September 30, 2021, compared to $56.6 million for the same period in 2020, a decrease of $56.6 million, or 100%.

The decrease in the recorded provision for credit losses for the nine months ended September 30, 2021 was primarily attributable to improvement in the Texas economic forecasts used in the CECL model in 2021 to reflect the expected impact of the COVID-19 pandemic as of September 30, 2021, as compared to the Texas economic forecasts utilized in the CECL model and expected impact of the COVID-19 pandemic as of September 30, 2020. During the nine months ended September 30, 2021, we also recorded an $441 thousand benefit for unfunded commitments, which was also primarily attributable to improving Texas economic forecasts utilized in the unfunded commitments loss rates slightly offset by higher unfunded balances. In the nine months ended September 30, 2020, we recorded an $8.1 million provision for unfunded commitments, which was attributable to the change in the economic forecasts as a result of the COVID-19 pandemic. Allowance for credit losses as a percentage of LHI, excluding MW and PPP loans, was 1.42%, 1.59% and 2.10% of total loans at September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$11,960	$9,732	$2,228
Loan fees	4,910	5,027	(117)
(Loss) gain on sales of securities	(188)	2,871	(3,059)
Gain on sales of mortgage loans held for sale	1,299	922	377
Government guaranteed loan income, net	12,337	13,702	(1,365)
Equity method investment income	4,522	—	4,522
Other	7,415	6,078	1,337
Total noninterest income	$42,255	$38,332	$3,923

Noninterest income for the nine months ended September 30, 2021 increased $4.0 million, or 10.2%, to $42.3 million compared to noninterest income of $38.3 million for the same period in 2020. The primary drivers of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $12.0 million for the nine months ended September 30, 2021, an increase of $2.2 million over the same period in 2020. This increase was primarily due to a $2.2 million increase in service and analysis charges resulting from additional deposit accounts being serviced for the nine months ended September 30, 2021 compared to the same period in 2020.
(Loss) gain on sales of securities. Sales of securities during the nine months ended September 30, 2021 resulted in a loss recognized of $188 thousand compared to gains of $2.9 million for the same period in 2020 primarily due a decrease in the volume of security sales during the nine months ended September 30, 2021 compared to same period in 2020 and a decrease in market interest rates below coupon rates for securities sold during the nine months ended September 30, 2020.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes noninterest income earned on PPP loans as well as income related to the sales of SBA loans. The decrease in government guaranteed loan income, net, of $1.4 million was driven by a $5.1 million decrease in fee income earned on PPP loans during the nine months ended September 30, 2021 compared the same period in 2020, partially offset by a $4.0 million increase in the change in fair value of PPP loans held at fair value and a $1.0 million increase in valuation of loans held for sale during the nine months ended September 30, 2021.
Equity method investment income. Equity method investment income is comprised of income earned on equity method investments, specifically our 49% investment in Thrive. The income from these investments was $4.5 million for the nine months ended September 30, 2021. There was no income from equity method investments for the same period in 2020.
Other noninterest income. Other noninterest income increased $1.3 million during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase of $790 thousand in insurance income and an increase of $732 thousand in equity securities. This increase was partially offset by a decrease in rental revenue of $234 thousand during the nine months ended September 30, 2021 compared to the same period in 2020.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)
	(In thousands)
Salaries and employee benefits	$69,347	$59,442	$9,905
Non-staff expenses:
Occupancy and equipment	12,865	12,247	618
Professional and regulatory fees	9,928	8,151	1,777
Data processing and software expense	7,349	6,975	374
Marketing	3,901	2,706	1,195
Amortization of intangibles	7,563	8,232	(669)
Telephone and communications	1,054	972	82
COVID expenses	—	1,377	(1,377)
Other	10,628	11,912	(1,284)
Total noninterest expense	$122,635	$112,014	$10,621

Noninterest expense for the nine months ended September 30, 2021 increased $10.6 million, or 9.5%, to $122.6 million compared to noninterest expense of $112.0 million for the nine months ended September 30, 2020. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $69.3 million for the nine months ended September 30, 2021, an increase of $9.9 million, or 16.7%, compared to the same period in 2020. The increase was primarily attributable to a $5.3 million increase in accrued employee bonus, a $3.7 million increase in salaries as a result of increased head count and merit increases, a $1.9 million increase in employee stock based compensation, a $1.7 million increase in lender incentive, a $714 thousand increase in employee benefit costs and a $523 thousand increase in payroll taxes during the nine months ended September 30, 2021 compared to the same period in 2020. This increase was partially offset by an increase of $3.9 million in direct loan origination costs, which are required to be deferred in accordance with ASC 310-20.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and Federal Deposit Insurance Corporation (“FDIC”) assessment fees. Professional and regulatory fees were $9.9 million for the nine months ended September 30, 2021 compared to $8.2 million for the same period in 2020, an increase of $1.8 million. The increase was primarily due to FDIC assessment fees, which were $3.2 million for the nine months ended September 30, 2021 compared to $2.0 million for the same period in 2020 driven by an increase in average assets, total equity and FDIC assessment rates.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.2 million, primarily related to an increase in annual sponsorship fees for the nine months ended September 30, 2021 compared to the same period in 2020.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic. There were no COVID-19 pandemic related expenses for the nine months ended September 30, 2021 compared to $1.4 million for the nine months ended September 30, 2020 primarily related to PPP incentive compensation of $500 thousand, Community Reinvestment Act related donations of $406 thousand, employee salaries of $273 thousand and increased janitorial expenses of $22 thousand.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $10.6 million for the nine months ended September 30, 2021 compared to $11.9 million for the same period in 2020, a decrease of $1.3 million, or 10.8%. This decrease was primarily due to a decrease in bank service charges resulting from pre-payment fees on FHLB advances paid off early of $1.6 million during the nine months ended September 30, 2020 with no corresponding expense during the same period in 2021.

Income Tax Expense

For the nine months ended September 30, 2021, income tax expense totaled $26.0 million, an increase of $16.5 million, or 173.9%, compared to an income tax expense of $9.5 million for the same period in 2020.

For the nine months ended September 30, 2021, the Company had an effective tax rate of 21.0%. The Company had a net discrete tax expense of $104 thousand. This discrete tax expense related to a true-up of a deferred tax liability of $426 thousand, partially offset by $322 thousand of an excess tax benefit realized on share-based payment awards during nine months ended September 30, 2021. Excluding these discrete tax items, the Company had an effective tax rate of 20.9% for the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, the Company had an effective tax rate of 15.7%. The decrease in the effective tax rate was driven by a net discrete tax benefit of $1.8 million as a result of the Company amending a prior year Green Bancorp, Inc. (“Green”)tax return to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019 and a net discrete tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the nine months ended September 30, 2020. Excluding these discrete tax items, the Company had an effective tax rate of 21.0% for the nine months ended September 30, 2020.

Financial Condition

Our total assets increased $751.4 million, or 8.5%, from $8.8 billion as of December 31, 2020 to $9.6 billion as of September 30, 2021. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2021, total LHI, excluding ACL, was $7.4 billion, an increase of $583.3 million, or 8.6%, compared to $6.8 billion as of December 31, 2020. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $18.9 million and $21.4 million in loans were classified as held for sale as of September 30, 2021 and December 31, 2020, respectively.

Total LHI, excluding MW and PPP loans, as a percentage of deposits were 92.2% and 89.8% as of September 30, 2021 and December 31, 2020, respectively. Total LHI, excluding MW and PPP loans, as a percentage of assets were 69.1% and 66.3% as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2021		2020
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$1,793,740	24.8%	$1,559,546	24.3%
MW	615,045	8.5	577,594	9.0
Real estate:
Owner Occupied CRE (“OOCRE”)	711,476	9.8	717,472	11.1
Non-owner Occupied CRE (“NOOCRE”)	2,194,438	30.3	1,904,132	29.6
Construction and land	936,174	12.9	693,030	10.8
Farmland	73,550	1.0	13,844	0.2
1-4 family residential	543,518	7.5	524,344	8.2
Multifamily	356,885	4.9	424,962	6.6
Consumer	14,266	0.2	13,000	0.3
Total LHI carried at amortized cost[1]	$7,239,092	100.0%	$6,427,924	100.0%

Held for investment PPP loans, carried at fair value	$135,842	100.0%	$358,042	100.0%

Total loans held for sale	$18,896	100.0%	$21,414	100.0%
1 Total LHI, carried at amortized cost, excludes $8.1 million and $2.5 million of deferred loan fees, net, as of September 30, 2021 and December 31, 2020, respectively.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of September 30,	As of December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans(1)	$72,317	$81,096
Accruing loans 90 or more days past due	1,711	4,204
Total nonperforming loans	74,028	85,300
Other real estate owned:
Commercial real estate	—	2,337
Total other real estate owned	—	2,337
Total nonperforming assets	$74,028	$87,637
Troubled debt restructured loans—nonaccrual	22,232	23,225
Troubled debt restructured loans—accruing	5,856	5,932
Ratio of nonperforming loans to total LHI	1.12%	1.46%
Ratio of nonperforming assets to total assets	0.77%	0.99%
(1) At September 30, 2021 and December 31, 2020, nonaccrual loans included purchased credit deteriorated (“ PCD”) loans of $12,295 and $1,508 not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2021	2020
	(Dollars in thousands)
Commercial	$20,411	$29,318
Mortgage warehouse	—	—
Real estate:
OOCRE	16,890	6,266
NOOCRE	31,630	40,830
Construction and land	1,185	—
1-4 family residential	998	3,308
Consumer	1,203	1,374
Total	$72,317	$81,096

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2021
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$930,673	$1,890	$1,185	$2,426	$936,174
Farmland	73,550	—	—	—	73,550
1 - 4 family residential	538,368	360	3,584	1,206	543,518
Multi-family residential	335,593	21,292	—	—	356,885
OOCRE	613,589	29,283	39,848	28,756	711,476
NOOCRE	1,988,946	89,488	90,165	25,839	2,194,438
Commercial	1,689,423	33,279	60,342	10,696	1,793,740
MW	613,727	—	1,318	—	615,045
Consumer	12,714	98	1,273	181	14,266
Total	$6,796,583	$175,690	$197,715	$69,104	$7,239,092

	December 31, 2020
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$687,169	$2,666	$510	$2,685	$693,030
Farmland	13,844	—	—	—	13,844
1 - 4 family residential	511,191	2,678	1,734	8,741	524,344
Multi-family residential	412,282	12,680	—	—	424,962
OOCRE	595,598	44,560	39,323	37,991	717,472
NOOCRE	1,650,917	153,090	56,949	43,176	1,904,132
Commercial	1,406,766	56,060	77,260	19,460	1,559,546
MW	577,594	—	—	—	577,594
Consumer	11,357	252	1,189	202	13,000
Total	$5,866,718	$271,986	$176,965	$112,255	$6,427,924

ACL on LHI
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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	September 30, 2021		December 31, 2020
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$7,011	7.5%	$7,768	7.4%
Farmland	236	0.2	56	0.1
1 - 4 family residential	6,519	7.0	8,148	7.8
Multi-family residential	3,663	3.9	6,231	5.9
OOCRE	10,988	11.7	9,719	9.2
NOOCRE	37,304	39.8	35,237	33.5
Total real estate	$65,721	70.1%	$67,159	63.9%
Commercial	27,824	29.7	37,554	35.7
Consumer	226	0.2	371	0.4
Total ACL	$93,771	100.0%	$105,084	100.0%

The ACL decreased $11.3 million to $93.8 million as of September 30, 2021 from $105.1 million as of December 31, 2020. The decrease in the ACL compared to December 31, 2020 was primarily attributable to net charge-offs of $11.3 million that were fully reserved against in previous periods and changes in projected Texas economic forecasts using our CECL model which resulted in no calculated required provision for credit losses as of September 30, 2021 partially offset by increases in reserves for net loan growth and increases in specific reserves on certain nonaccrual loans during the nine months ended September 30, 2021.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$6,596,199	$6,055,359
Amortized costs of loans outstanding at end of period, excluding MW and PPP loans(1)	6,615,905	5,847,862
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	7,230,950	5,789,293
ACL at beginning of period	105,084	29,834
Impact of adopting ASC 326	—	39,137
Provision for credit losses	—	56,640
Charge-offs:
Real estate:
Residential	(367)	—
OOCRE	(1,502)	(2,421)
Commercial	(11,474)	(1,808)
Consumer	(55)	(136)
Total charge-offs	(13,398)	(4,365)
Recoveries:
Real estate:
Residential	52	8
OOCRE	500	—
Commercial	1,481	50
Consumer	52	287
Total recoveries	2,085	345
Net charge-offs	(11,313)	(4,020)
ACL at end of period	$93,771	$121,591
Ratio of ACL to end of period loans excluding MW and PPP loans	1.42%	2.01%
Ratio of net charge-offs to average loans	0.19%	0.07%
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

Equity Securities
As of September 30, 2021, we held equity securities with a readily determinable fair value of $11.1 million compared to $11.4 million as of December 31, 2020. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $4.1 million and $3.6 million at September 30, 2021 and December 31, 2020, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Securities purchased under agreements to resell

As of September 30, 2021, we held securities purchased under agreements to resell of $103.7 million and we recognized interest income of $227 thousand during the three and nine months ended September 30, 2021. We had no securities purchased under agreements to resell as of or during the year ended December 31, 2020. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
FHLB Stock and FRB Stock

As of September 30, 2021, we held FHLB stock and Federal Reserve Bank (“FRB”) stock of $71.8 million compared to $71.2 million as of December 31, 2020. The Bank is a member of its regional FRB and of the FHLB system. Federal Reserve System member banks are required to hold a percentage of their capital as stock in their regional FRB. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2021, the carrying amount of debt securities totaled $1.1 billion, an increase of $48.5 million, or 4.6%, compared to $1.1 billion as of December 31, 2020. The increase was primarily due to purchases of debt securities of $210.5 million, partially offset by maturities, calls, and paydowns of $130.4 million. Debt securities represented 11.5% and 12.0% of total assets as of September 30, 2021 and December 31, 2020, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2021, management believes that available for sale securities in a unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no ACL for its held to maturity debt securities as of September 30, 2021.
    As of September 30, 2021 and December 31, 2020, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $54.9 million in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, we have a $35.8 million basis difference which is being accounted for as equity method goodwill.

We had $59.4 million in equity method investments as of September 30, 2021 and reported $4.5 million of income resulting from these investments for the three and nine months ended September 30, 2021 which represents our proportionate share of our investee’s income.

Deposits
Total deposits as of September 30, 2021 were $7.2 billion, an increase of $665.9 million, or 10.2%, compared to $6.5 billion as of December 31, 2020. The increase from December 31, 2020 was primarily the result of increases of $269.9 million in interest-bearing transaction and savings deposits, $190.2 million in certificates and other time deposits, and $205.8 million in noninterest-bearing demand deposits.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
    The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2021 and December 31, 2020, total borrowing capacity of $657.7 million and $766.4 million, respectively, was available under this arrangement and $777.6 million and $777.7 million, respectively, was outstanding with a weighted average interest rate of 0.94% for the nine months ended September 30, 2021 and 1.04% for the year ended December 31, 2020. The FHLB has also issued standby letters of credit to the Company for $1.2 billion and $567.9 million as of September 30, 2021 and December 31, 2020, respectively. Our current FHLB advances mature within 14 years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
Federal Reserve Bank of Dallas.
The FRB of Dallas has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2021 and December 31, 2020, $870.8 million and $871.5 million, respectively, was available under this arrangement based on collateral values of pledged commercial and consumer loans. As of September 30, 2021 and December 31, 2020, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14, “Borrowed Funds” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on the details of our junior subordinated debentures and subordinated notes.

	September 30, 2021
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures:
Parkway National Capital Trust I	$3,093	1.97%
SovDallas Capital Trust I	8,609	4.14%
Patriot Bancshares Capital Trust I	5,155	1.98%
Patriot Bancshares Capital Trust II	17,011	1.92%
	33,868
Discount on junior subordinated debentures	(3,458)
Total junior subordinated debentures	$30,410

Subordinated notes:
8.50% Fixed-to-Floating Rate Subordinated Notes	$35,000	8.50%
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%
	235,000
Net debt issuance costs and premium on subordinated notes	(2,649)
Total subordinated notes	$232,351

Total subordinated debentures and subordinated notes	$262,761

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2021 and the year ended December 31, 2020, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of September 30, 2021 and December 31, 2020. There were no advances under these lines of credit outstanding as of September 30, 2021 and December 31, 2020.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $9.2 billion for the nine months ended September 30, 2021 and $8.5 billion for the year ended December 31, 2020.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Sources of Funds:
Deposits:
Noninterest-bearing	23.9%	21.4%
Interest-bearing	34.1	32.0
Certificates and other time deposits	16.4	18.2
Advances from FHLB	8.4	12.0
Other borrowings	2.9	2.0
Other liabilities	0.7	0.7
Stockholders’ equity	13.6	13.7
Total	100.0%	100.0%
Uses of Funds:
Loans	73.8%	72.7%
Debt securities	11.8	13.2
Interest-bearing deposits in other banks	4.4	1.2
Other noninterest-earning assets	10.0	12.9
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	32.1%	29.9%
Average loans, excluding PPP and MW, to average deposits	89.2%	94.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 13.7% for the nine months ended September 30, 2021 compared to the year ended December 31, 2020. We invest excess deposits in interest-bearing deposits at other banks, the FRB of Dallas or liquid investments securities until these monies are needed to fund loan growth.
As of September 30, 2021, we had $3.7 billion in outstanding commitments to extend credit, $659.3 million in unconditionally cancellable MW commitments and $65.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $2.7 billion in outstanding commitments to extend credit, $354.6 million in MW commitments and $44.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2021, we had cash and cash equivalents of $229.7 million compared to $230.8 million as of December 31, 2020.

Analysis of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Net cash provided by operating activities	$190,047	$93,886
Net cash used in investing activities	(818,736)	(870,218)
Net cash provided by financing activities	627,576	653,549
Net change in cash and cash equivalents	$(1,113)	$(122,783)
Cash Flows Provided by Operating Activities
    During the nine months ended September 30, 2021, net cash provided by operating activities increased by $96.2 million when compared to the same period in 2020. The increase in cash from operating activities was primarily related to the $21.3 million decrease in originations of loans held for sale and cash received for the termination of derivatives designated as hedging instruments of $43.9 million.
Cash Flows Used in Investing Activities
    During the nine months ended September 30, 2021, net cash used in investing activities decreased by $51.5 million when compared to the same period in 2020. The decrease in cash used in investing activities was primarily attributable to a $308.3 million decrease in purchases of available for sale debt securities and a $250.2 million decrease in originations of net loans held for investment. This decrease was partially offset by a $210.3 million decrease for proceeds from maturities, calls and pay downs of available for sale debt securities and a $103.7 million increase in securities purchased under agreements to resell.
Cash Flows Provided by Financing Activities
    During the nine months ended September 30, 2021, net cash provided by financing activities decreased by $26.0 million when compared to the same period in 2020. The decrease in cash provided by financing activities was primarily attributable to a $405.0 million decrease in advances from the FHLB. This decrease was partially offset by a $337.0 million increase in deposits and a decrease in treasury stock repurchases of $34.0 million.
    As of the nine months ended September 30, 2021 and 2020, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
    On January 28, 2019, the Company's Board of Directors (the “Board”) originally authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019, $75,000 on December 12, 2019, and $75,000 on September 14, 2021 resulting in an aggregate authorization to purchase up to $250,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (the “SEC”). The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration.

Share repurchases during the periods ended are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares repurchased	328,122	—	475,744	2,002,211
Weighted average price per share	$34.85	$—	$32.36	$24.78

Capital Resources
Total stockholders’ equity increased to $1.28 billion as of September 30, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $80.8 million, or 6.7%. The increase from December 31, 2020 to September 30, 2021 was primarily the result of $98.1 million of net income recognized, $7.8 million in stock based compensation, a $4.1 million increase due to the exercise of employee stock options, and an increase of $13.4 million in other comprehensive income, each recognized during the nine months ended September 30, 2021. This increase was partially offset by $26.7 million in dividends declared and paid during the nine months ended September 30, 2021 and $15.5 million of stock buybacks during the nine months ended September 30, 2021.
By comparison, total stockholders’ equity decreased to $1.19 billion as of September 30, 2020, compared to $1.19 billion as of December 31, 2019, a decrease of $5.5 million, or 0.5%. The decrease was primarily the result of $49.6 million in stock buybacks, $25.8 million in dividends declared and paid and a $15.5 million increase in ACL attributable to the CECL transition during the nine months ended September 30, 2020. These decreases were partially offset by $51.1 million net income recognized and an increase of $28.1 million in other comprehensive income recognized during the nine months ended September 30, 2020.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our condensed consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2021 and December 31, 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2021		2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,160,589	12.31%	$1,099,031	13.57%
Tier 1 capital (to risk-weighted assets)	854,393	9.06	782,487	9.66
Common equity tier 1 (to risk-weighted assets)	825,001	8.75	753,261	9.30
Tier 1 capital (to average assets)	854,393	9.54	782,487	9.43
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,068,655	11.34%	$968,481	11.96%
Tier 1 capital (to risk-weighted assets)	994,810	10.56	884,471	10.92
Common equity tier 1 (to risk-weighted assets)	994,810	10.56	884,471	10.92
Tier 1 capital (to average assets)	994,810	11.12	884,471	10.66

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
Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of September 30, 2021 since December 31, 2020 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company’s commitments to extend credit, MW commitments and outstanding standby and commercial letters of credit were $3.7 billion, $659.3 million and $65.8 million, respectively, as of September 30, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages its liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby and commercial letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Subsequent Events
On November 1, 2021, the Company completed its acquisition of NAC, which was announced on September 21, 2021. Under the terms of the definitive agreement for the acquisition, the Bank paid $57.5 million in cash to existing shareholders of NAC. Three years after the completion of the transaction, existing shareholders of NAC as of the date of the acquisition have the right, subject to adjustment, to receive an additional $5 million in cash subject to certain performance measures. NAC will continue to operate under its current name and brand and in its current office space, as a wholly owned subsidiary of the Bank.

The transaction makes the Bank a leading player in the United States Department of Agriculture Business and Industry lending program. It furthers the Company’s strategy of diversifying revenue streams and providing meaningful gain on sale and loan servicing fees. The Company will leverage NAC’s loan sourcing technology to further enhance the Company’s products and services. Additionally, the Company will provide additional resources and expertise to complement NAC’s experienced team.

LIBOR Transition
    On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-Bank Offered Rate (“LIBOR”) , confirmed that the publication of most LIBOR term rates will end on June 30, 2023. The federal banking agencies have encouraged banks to transition away from LIBOR as soon as practicable but no later than December 31, 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2021, the Company had approximately $1.31 billion of loans indexed to LIBOR that mature after June 30, 2023. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

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

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to loans and ACL, business combinations, debt securities and goodwill. Since December 31, 2020, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the condensed consolidated financial statements included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, the expected payment date of our quarterly cash dividend, the integration of the businesses of the Company and NAC, the impact of certain changes in our accounting policies, standards and interpretations, the effects of the COVID-19 pandemic and actions taken in response thereto, our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. Further, certain important factors could affect future results and cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, that the businesses of the Company and NAC will not be integrated successfully, that the cost savings and any synergies from the proposed acquisition may not be fully realized or may take longer to realize than expected, disruption from the proposed acquisition making it more difficult to maintain relationships with employees, customers or other parties with whom the Company or NAC have business relationships, diversion of management time on acquisition-related issues, the reaction to the transaction of the companies’ customers, employees and counterparties and other factors, many of which are beyond the control of the Company and NAC. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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
•risks related to the impact of the COVID-19 pandemic, including variants thereof such as the delta variant, on our business and operations, even as a vaccine becomes widely available, and considering the potential of resurgences or additional waves of infection;
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
•our ability to maintain adequate liquidity (including with respect to the effect of the transition to the CECL methodology for allowances and related adjustments) and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;

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
•governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC, insurance and other coverage; and
•systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 and June 30, 2021, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.29%	11.78%	18.91%	29.38%
+ 200	9.40%	8.62%	12.06%	19.93%
+ 100	3.73%	4.76%	5.37%	9.64%
Base	—%	—%	—%	—%
−100	(1.26)%	(9.68)%	(1.77)%	(10.87)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our condensed consolidated balance sheets, statements of income and comprehensive income, statements of changes in stockholders’ equity or statements of cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2019, the Board originally authorized the Stock Buyback Program pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Board authorized increases of $50,000 on September 3, 2019, $75,000 on December 12, 2019, and $75,000 on September 14, 2021 resulting in an aggregate authorization to purchase up to $250,000 under the Stock Buyback Program. The Board also authorized an extension of the original expiration date of the Stock Buyback Program from December 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and the program may be terminated or amended by the Board at any time prior to its expiration.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	—	$—	—	$18,922,687
August 1, 2021 - August 31, 2021	186,632	34.66	186,632	12,453,569
September 1, 2021 - September 30, 2021	141,490	35.09	141,490	82,488,205
	328,122	$34.85	328,122	$82,488,205

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: November 5, 2021	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)