Form 10-K
period 2021-12-31
Veritex Holdings, Inc.
filed 2022-03-01
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2021 was approximately $1,704,897,000.

At February 25, 2022, we had outstanding 49,582,605 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2021

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

Our History and Growth
Since commencing banking operations in 2010, we have experienced significant growth through our strategy of pursuing organic growth and strategic acquisitions. Since inception, we have completed seven whole-bank acquisitions that increased our market presence within the Dallas-Fort Worth metroplex and the Houston metropolitan area. We completed an initial public offering of our common stock in October 2014 and are one of the ten largest banks headquartered in Texas.

Our management team is led by our Chairman of the Board of Directors, Chief Executive Officer and President, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.
The following table summarizes the seven transactions that we have completed since our inception through December 31, 2021, where we acquired 100% of the interest of a bank:

	Date	Number of
	Completed	Branches	Locations
Bank Acquired
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	3	Dallas
Fidelity Bank through Fidelity Resources Company	March 2011	3	Dallas
Bank of Las Colinas	October 2011	1	Dallas
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	2	Dallas
Sovereign Bank through Sovereign Bancshares, Inc.	August 2017	9	Dallas, Fort Worth, Houston and Austin
Liberty Bank through Liberty Bancshares, Inc.	December 2017	5	Fort Worth
Green Bank ("Green") through Green Bancorp, Inc.	January 2019	21	Houston and Dallas
During the year ended December 31, 2021, the Company purchased a 49% interest in Thrive Mortgage, LLC ("Thrive") which is accounted for as an equity method investment. See Note 1 of the Notes to the Consolidated Financials for further discussion of our interest in Thrive.
During the year ended December 31, 2021, the Company acquired North Avenue Capital, LLC ("NAC"), making the Bank a leading player in the USDA Business & Industry Loan Program and furthered the Company’s strategy of diversifying revenue streams and providing meaningful gain on sale and loan servicing fees. The Company will leverage NAC’s loan sourcing technology to further enhance the Company’s products and services. See Note 25 of the Notes to the Consolidated Financials for further discussion of the acquisition of NAC.
Our Strategy
Our business strategy consists of the following components:
•Continued Organic Growth.  Our organic growth strategy focuses on penetrating our markets through our community-focused, relationship-driven approach to banking. We believe that our current market area provides abundant opportunities to continue to grow our customer base, increase loans and deposits and expand our overall market share. Our team of seasoned bankers is an important driver of our organic growth by virtue of its role in further developing banking relationships with current and potential customers. Many of these customer relationships span more than 20 years. Our market presidents and relationship managers are incentivized to increase the size and value of their loan and deposit portfolios and generate fee income while maintaining strong credit quality. We expect to have continued success adding to our team of experienced bankers in order to grow our market presence and scale. Also, preserving sound credit underwriting standards as we grow our loan portfolio will continue to be the foundation of our organic growth strategy.

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
Lending Activities. As of December 31, 2021, total loans held for investment ("LHI"), net, including mortgage warehouse ("MW") and Paycheck Protection Program ("PPP") loans, totaled $7.3 billion, representing 74.9% of our total assets. Our loan portfolio primarily consists of commercial real estate ("CRE") and general commercial loans, MW loans, residential real estate loans, construction and land loans, farmland loans, consumer loans and PPP loans.
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

Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Executive Loan Committee and Credit Portfolio Management Committee provide company-wide credit oversight and periodically review all credit risk portfolios via internal loan reviews throughout the year to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance for credit loss ("ACL") levels for probable credit losses inherent in the loan portfolio.
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
We remain focused on our organic loan growth and deposit repricing strategy to expand net interest margin. In addition, we are currently focused on limiting our interest rate exposure and expanding noninterest income though increased income from our derivative program. Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into a derivative contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” derivative contract with a correspondent bank counterparty. The two derivatives are carried at market value with changes in value offsetting. We use interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet or exceed regulatory capital requirements.  As of December 31, 2021, the book value of our available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities portfolio totaled $1.0 billion, with an average tax-equivalent yield of 2.80% and an estimated effective duration of approximately 4.01 years.
Our Market Area
We primarily operate in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The economy in these areas is fueled by the real estate, technology, financial services, insurance, transportation, manufacturing, health care and energy sectors. These market areas are among the most vibrant in the United States with rapidly growing populations, a high level of job growth, an affordable cost of living and a pro-growth business climate.
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by organizations outside the state. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and nationally, and more recently with financial technology companies that rely on technology to provide financial services. We believe that many small to medium-sized businesses and professionals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas. We also believe these customers seek established Texas bankers who have the expertise to act as trusted advisors regarding their banking needs. We believe Veritex can offer customers more responsive and personalized service than many of our competitors cannot. We also believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors — Risks Related to Veritex’s Business — We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition, and results of operations.” in Item 1A of this report.

Employees and Human Capital Resources
As of December 31, 2021, we had 690 full-time employees and six part-time employees. Our employees are not represented by a union. We strive to maintain a culture where employees are rewarded for hard work and share in the benefits of the success of our company.
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

•Risk retention. The Federal Reserve, together with the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, issued a final rule in 2014 to implement the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying securitizations of commercial loans, CRE loans and auto loans.

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

In May 2018, EGRRCPA was signed into law. While EGRRCPA preserved the fundamental elements of the post Dodd-Frank regulatory framework, it included modifications that were intended to result in meaningful regulatory relief both from certain Dodd-Frank provisions and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA exempted banks with total consolidated assets of $10 billion or less, including us, from the Volcker Rule, allowed us to avoid risk-based capital rules if we maintain a specific “community bank leverage ratio,” revised the capital treatment of certain CRE loans, and amended certain Truth in Lending Act requirements for residential mortgage loans.
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
Branching
Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the Federal Reserve.  The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, record of the Community Reinvestment Act (the "CRA") performance and consistency with corporate powers. The Dodd-Frank Act permits insured state banks that satisfy certain conditions to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.
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

If we were not eligible for or did not opt into the CBLR framework, under the generally applicable capital requirements, we and the Bank would be required to maintain common equity Tier 1 capital of at least 4.5% of RWA, Tier 1 capital of at least 6% of RWA, total capital (a combination of Tier 1 and Tier 2 capital) of at least 8% of RWA, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. In addition, generally applicable capital requirements subject banking organizations not opting into the CBLR to limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total RWA in excess of the minimum risk-based capital ratio requirements. The effect of the fully phased-in capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The capital regulations also determine the thresholds necessary for a bank to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

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

At December 31, 2021, if we and the Bank had not been eligible for or elected to be subject to the CBLR, we and the Bank would have been in compliance with the generally applicable minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements, and would have exceeded the capital conservation buffer. See Note 24 of the Notes to the Consolidated Financials for further discussion.
For us to be “well capitalized,” the Bank must be well capitalized and Veritex must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2021, we met all the requirements to be deemed well-capitalized.
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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2021, the Bank met all requirements under the CBLR framework and the requirements to be “well capitalized” under the PCA regulations.

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

On January 25, 2022, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 25, 2022 to shareholders of record as of February 11, 2022. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

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

Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2021, the Bank is considered a well capitalized insured depository institution and had total brokered deposits of $182.3 million.
Concentrated CRE Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank has a concentration in CRE lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm, non-residential properties and loans for construction, land development and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied CRE loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. At December 31, 2021, our total reported loans for construction, land development and other land represented over 100% of our total capital, indicating a concentration in CRE lending. At December 31, 2021, our management believes that it has adequately addressed the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in CRE lending.
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

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”) was enacted. The AMLA includes extensive and fundamental reforms to BSA and other AML laws. Among other things, the AMLA is intended to 1) improve coordination and information sharing among the agencies administering AML, 2) modernize AML laws, 3) encourage technological innovation and the adoption of new technology by financial institutions, 4) reinforce that the AML shall be risk-based, 5) establish uniform beneficial ownership information reporting requirements, and 6) establish a secure, nonpublic database at FinCEN for beneficial ownership information.

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
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Fair Debt Collection Act;
•The GLB Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•Section 5 of the Federal Trade Commission Act and section 1031 of the Dodd-Frank Act protecting against unfair, deceptive or abusive acts and practices; and state usury laws.
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

The Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued a number of policy statements and other guidance for banks in light of the growing threat posed by cybersecurity threats. Examinations by the banking agencies include review of an institution’s information technology and its ability to identify, assess, and mitigate cybersecurity risks—including those posed by their third-party service providers. Banking organizations such as the Company are subject to the GLB Act, pursuant to which agency guidance requires them to notify their primary federal regulator as soon as possible upon becoming aware of an incident involving unauthorized access to, or use of, sensitive customer information. Additionally, banking organizations are required to report cyberattacks affecting their operations to their primary federal regulator. In November 2021, the federal banking agencies published a rule that, effective April 1, 2022, requires a banking organization to notify its primary federal regulator of certain significant computer security incidents no later than 36 hours after the banking organization determines that the incident has occurred. These computer security incidents include incidents that have affected, in certain circumstances, the viability of a banking organization’s operations or its ability to deliver banking products and services. The rule also requires certain third party service providers to notify each affected banking organization customer as soon as possible when the bank service provider determines that it has experienced a significant cybersecurity incident that has caused, or is likely to cause, a material disruption for four or more hours.

The CRA
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
•Labor shortages and constraints in the supply chain could adversely affect our clients’ operations as well as our operations.
•Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.
•A large portion of our loan portfolio consists of commercial loans, the deterioration in value of the security of which could increase the potential for future losses.
•We may be adversely impacted by the transition from LIBOR as a reference rate.
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
•Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.
•We may be unable to implement aspects of our growth strategy, which may affect our ability to maintain historical earnings trends.
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
•Loss of any of our executive officers or other key employees could impair relationships with our customers and adversely affect our business.
•The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.
•Our CRE and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
•Because a significant portion of our loan portfolio consists of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
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
•A lack of liquidity could impair our ability to fund operations, adversely affect our operations and jeopardize our business, financial condition and results of operations.
•We have a limited operating history and, accordingly, investors will have little basis on which to evaluate its ability to achieve our business objectives.
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
•We could recognize losses on debt securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
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
•Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and otherwise cause harm to our business.
•Consumers may decide not to use banks to complete their financial transactions.
•If our goodwill becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation

•The ongoing changes in regulation could adversely affect our business, financial condition, and results of operations.
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
•The Federal Reserve may require us to commit capital resources to support the Bank.
•We could be adversely affected by the soundness of other financial institutions.
•Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

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
•The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management.
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
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2021, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have an adverse impact on our business, financial condition and results of operations. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

COVID-19 and the impact of actions to mitigate it could have an adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
The COVID-19 pandemic created a global public health crisis that resulted in continued unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. These uncertainties may adversely affect the Company’s business, financial condition, liquidity, loans, asset quality, capital, and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect the Company will depend on future developments that are highly uncertain and cannot be predicted and many of which are outside of the Company’s control. These future developments may include the scope and duration of the COVID-19 pandemic, the emergence of new variants of COVID-19, the possibility of future resurgences of the COVID-19 pandemic, the continued effectiveness of the Company’s business continuity plan including work-from-home arrangements and staffing at branches and certain other facilities, the direct and indirect impact of the COVID-19 pandemic on the Company’s employees, clients, counterparties and service providers, as well as on other market participants, actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the COVID-19 pandemic, and the effectiveness and public acceptance of vaccines for COVID-19.

The widespread availability of multiple COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing rates of infection in many parts of the United States and, in turn, mitigating many of the adverse social and economic effects of the pandemic; however, a significant portion of the population remains unvaccinated and the efficacy of the vaccines in preventing infection and serious illness is believed to wane over time and may be diminished in the face of new coronavirus variants. Accordingly, the pandemic, and related efforts to contain it, continue to disrupt global economic activity and functioning of the financial markets, impact interest rates and monetary policy decisions, increase economic and market uncertainty, and disrupt trade and supply chains. There have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2.2 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, as expanded by the Paycheck Protection Program (“PPP”) and Health Care Enhancement Act, and more recently, the Economic Aid Act, in an effort to counteract the significant economic disruption from the

COVID-19 pandemic. However, there can be no assurance that these packages will continue to be effective in stimulating and sustaining economic activity, and additional governmental stimulus and related interventions may be needed. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting the inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including the PPP, a loan program administered by the U.S. Small Business Administration (“SBA”). Under the PPP, small businesses, sole proprietorship’s, independent contractors and self-employed individuals were eligible to apply for forgivable loans from existing SBA lenders and other approved lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Subsequent legislation, including as noted below, allocated additional funding to the PPP. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, provided additional funding for the PPP and allowed eligible borrowers, including certain borrowers who already received a PPP loan, to apply for PPP loans through March 31, 2021. The SBA began accepting PPP applications under the Consolidated Appropriations Act, 2021 on January 13, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

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

In response to the COVID-19 pandemic, we also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not troubled debt restructuring (“TDRs”) under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Under the loan deferment program, the Company had 28 and 754 modifications of loans in 2021 and 2020, respectively with aggregate principal balances of $26.0 million and $1.1 billion in 2021 and 2020, respectively, that qualified for temporary suspension of TDR requirements under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, and the interagency guidance. As of December 31, 2021, the Company had no loans remaining on deferment under Section 4013 of the CARES Act.

The effects of the COVID-19 pandemic continue to vary significantly by region, and the full extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are still being determined. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our remote working arrangements, third party providers’ ability to support our operations, and any further action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. We have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and the subsequent legislation enacted in connection with the COVID-19 pandemic, as discussed above; however, the extent to which the COVID-19 pandemic will impact our operations and financial results is highly uncertain.

Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.

We operate in an uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and CRE market in Texas, particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area, and are affected by these events.
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
We are monitoring the conflict between Russia and Ukraine. While we do not expect that such conflict will itself be material to Veritex, geopolitical instability and adversely arising from such conflict (including additional conflicts that could arise from such conflict), the imposition of sanctions, taxes and/or tariffs against Russia and Russia’s response to such sanctions (including retaliatory acts, such as cyber attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.

Labor shortages and constraints in the supply chain could adversely affect our clients’ operations as well as our operations.

Many sectors in the United States and around the world are experiencing a shortage of workers. The shortage of workers is exacerbating supply chain disruptions around the world, causing certain industries to struggle to regain momentum due to a lack of workers or materials. Our commercial clients may be impacted by the shortage of workers and constraints in the supply chain, which could adversely impact our clients’ operations. Clients may experience disruptions in their operations, which could lead to reduced cash flow and difficulty in making loan repayments. The financial services industry has also been affected by the shortage of workers, and we have experienced the war for talent that is currently underway in the financial services industry. This may lead to open positions remaining unfilled for longer periods of time or a need to increase wages to attract workers. We have had to recently increase wages in certain positions to attract talent, particularly in entry-level type positions and certain specialty areas.

Interest rate shifts could reduce net interest income and otherwise negatively impact our financial condition and results of operations.
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2021, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2021, $2.0 billion, or 27.3%, of our total LHI, excluding PPP loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021. We discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans using our preferred replacement index, the Secured Overnight Financing Rate (“SOFR”).

As of December 31, 2021, approximately $3.7 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to SOFR will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, our allowance for credit losses was $77.8 million of our total LHI, excluding MW and PPP loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
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
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our LHI, excluding PPP loans, portfolio has grown to $7.3 billion as of December 31, 2021. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our CRE and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2021, $2.8 billion, or 37.9% of total LHI, excluding MW and PPP loans, consisted of CRE loans and $1.1 billion, or 14.5% of total LHI, excluding MW and PPP loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied CRE loan portfolio could require us to increase the allowance for credit losses, which would reduce profitability and could have an adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2021, $5.3 billion, or 72.5% of total LHI excluding PPP loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2021, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $401.9 million, or 5.5% of total LHI, excluding PPP loans, and $889.1 million, or 12.1% of total LHI, excluding PPP loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio, excluding MW and PPP loans, was 92.0% as of December 31, 2021), we also invest a percentage of our total assets in debt securities (10.8% as of December 31, 2021) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2021, the fair value of our AFS debt securities portfolio was $1.0 billion, which included a net unrealized gain of $31.6 million. Factors beyond our control can significantly influence the fair value of debt securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate debt securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of certain "fintech" and "wealthtech" companies have grown significantly over recent years and are expected to continue to grow. Some "fintech" and "wealthtech" companies are not subject to the same regulation as we are, which may allow them to be more competitive. Certain "fintech" and "wealthtech" companies have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from "fintech" and "wealthtech" companies and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.

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

It is difficult or impossible to defend against every cyber risk and controls employed by our information technology department and our other employees and vendors could prove inadequate. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Cybersecurity risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of Veritex. Further, the probability of a successful cyber-attack against us or one of our third-party service providers cannot be predicted. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2021, goodwill totaled $403.8 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its deposit insurance assessment methodology, which has had the effect of raising deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $4.0 million for the year ended December 31, 2021 and $3.1 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to insured depository institutions and their holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating risk-weighted assets ("RWA").

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

As of December 31, 2021, we had approximately $197.3 million outstanding in aggregate principal amount of subordinated notes held by investors, and, in the aggregate, $30.5 million of junior subordinated debentures issued to four statutory trusts that in turn issued $32.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At December 31, 2021, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2021, we had 18 full-service branches located in the Dallas-Fort Worth metroplex and 10 full-service branches in the Houston metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2021, we owned 17 of our branch locations and leased the remaining 11 branch and office locations. The remaining terms of our leases on our full-services branches range from one to ten years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
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
Holders of Record
As of February 25, 2022, there were 49,582,605 holders of record of our common stock.
Dividend Policy
On January 25, 2022, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 25, 2022 to shareholders of record as of February 11, 2022. For the year ended December 31, 2021, we declared and paid $36.5 million in cash dividends.
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
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2022 Proxy Statement, and is incorporated herein by reference.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of our peer group and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2021. The following information reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the peer group and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Veritex Holdings, Inc.	$100.00	$191.47	$197.79	$153.26	$208.82	$183.94	$285.16
Peer Group(1)	100.00	173.83	171.13	138.20	152.67	144.32	208.62
Nasdaq Bank Index	100.00	158.44	164.00	134.64	163.23	145.84	203.77

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

Comparison of Cumulative Total Return

310
260
210
160
110
60
Index Value
10/9/2014
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Peer Group
NASDAQ Bank
VBTX

Stock Repurchases
On January 28, 2019, our Board of Directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). Our Board of Directors authorized increases of $50.0 million in September 2019, $75.0 million in December 2019 and $75.0 million in September 2021, resulting in an aggregate authorization to purchase of up to $250.0 million of our common stock. Our Board of Directors also authorized extensions of the expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, then from December 31, 2020 to March 31, 2021 and then from March 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board of Directors at any time prior to its expiration. During the fourth quarter of 2021, the Company had no repurchases of shares of its common stock.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included Item 8 of this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
Overview
We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state-chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary market now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.
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

Recent Developments

COVID-19 Effects, Actions and Recent Developments

Overview. During 2020 and to a lesser extent in 2021, our business has been, and continues to be, impacted by the ongoing outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included quarantines/shelter-in-place orders, the closure or limiting capacity of businesses, travel restrictions, supply chain limitations and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material. The longer-term potential impact on our business could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Impact on our Operations. In 2020, the State of Texas and many other jurisdictions declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption impacted our operations as well as the operations of our customers. Financial services were identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remained open and we implemented our Business Continuity and Health Emergency Response plans to address the issues arising as a result of COVID-19 and to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees. Nonetheless, as the COVID-19 pandemic continues to be on-going, there continues to be uncertainties related to its magnitude, duration and persistent effects. This is particularly the case with the emergence, contagiousness and threat of new and different strains of the virus as well as the availability, acceptance and effectiveness of vaccines. As such, the COVID-19 pandemic could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; result in limited access to or closures of our branch facilities and other physical offices; exacerbate operational, technical or security-related risks arising from a remote workforce; and result in adverse government or regulatory agency orders. Additionally, we are experiencing an increasingly competitive labor market due to an on-going labor shortage which has impacted and could continue to impact our ability to staff open positions and/or retain existing employees and has resulted in and could continue to result in an increase in our staffing costs. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted by many of these same issues, which in turn could impact us. As a result, we continue to be unable to fully assess or predict the extent of the effects of COVID-19 on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.

Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to be on-going, during 2020 and to a lesser extent in 2021, the COVID-19 pandemic resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity caused and, in light of new and different strains of the virus, may yet further cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with other factors, including, but not limited to, inflation, labor shortages, supply chain disruption and further oil price volatility, could, despite improvements in 2021, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers’ creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the sections captioned “Loans” and “Allowance for Credit Losses” elsewhere in this discussion.

In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including energy, hotels/lodging, restaurants, entertainment and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. Additionally, the temporary closures of bank branches in 2020 and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors.

Legislative and Regulatory Actions. Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 have impacted our financial position and results of operations. These actions are further discussed below.

During 2020, in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19, the Federal Reserve:

•Expanded reverse repo operations, adding liquidity to the banking system.
•Restarted quantitative easing.
•Lowered the interest rate at the discount window by 1.5% to 0.25%.
•Reduced reserve requirement ratios to zero percent.
•Encouraged banks to use their capital and liquidity buffers to lend.
•Introduced and expanded several new temporary programs to help preserve market liquidity.

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

The above mentioned significant fiscal stimulus and monetary policy actions of the U.S. government and Federal Reserve have been contributing factors to an inflationary surge during most of 2021. As a result, in December 2021, the Federal Reserve released projections related to the target range for the federal funds rate that imply, while there can be no such assurance that any increases in the federal funds rate will occur, three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024 as further discussed in the section captioned “Net Interest Income” elsewhere in this discussion.

Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements.

Veritex Response. We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities during the COVID-19 pandemic, including increasing our liquidity and reserves supported by a strong capital position. In order to protect the health of our customers and employees, and to comply with applicable governmental directives, we implemented our operational response and preparedness plan, which includes, among other things, dispersion of critical operation processes, increased monitoring focused on higher risk operations, enhanced remote access security and further restricted internet access, enhanced security around wire transfer execution and flexible scheduling provided to employees who are unable to work from home.

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

In response to the COVID-19 pandemic, we also implemented a loan deferment program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of principal and/or interest payments for 90 days (“Round 1 Deferments”), which we may extend for an additional 90 days (“Round 2 Deferments”), for a maximum of 180 days on a cumulative basis. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not troubled debt restructuring (“TDRs”) under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. As of December 31, 2021, the Company had no loans remaining on deferment under Section 4013 of the CARES Act.

Uncertainties in certain future economic conditions exist, and we have taken deliberate actions in response to these uncertainties, including increased levels of on balance sheet liquidity and increased capital ratio levels. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and the subsequent legislation enacted in connection with the COVID-19 pandemic, as discussed above; however, the extent to which the COVID-19 pandemic will impact our operations and financial results is highly uncertain.

Capital and liquidity

As of December 31, 2021, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Anticipated 2022 Trends

This discussion of trends expected to impact our business in 2022 is based on information presently available and reflects certain assumptions, including the current economic and interest rate environment. Differences in actual economic conditions compared with our assumptions could have an adverse impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2022:

•Continued emphasis on credit quality and relationship banking;
•Focus on net interest margin and the impact of anticipated interest rate hikes in 2022;
•Targeted focus on talent investments to further organically grow the Company;
•Seamless integration of NAC with further expansion into the USDA space;
•Focus on deposit liquidity to fund continued organic growth;
•Leveraging of our strong capital through accretive organic growth and possible strategic acquisition opportunities; and
•Potential branch restructures, consolidations or closures to continue with our branch-light business model.
Results of Operations for the Fiscal Years Ended December 31, 2021 and December 31, 2020
General
Net income available to common stockholders for the year ended December 31, 2021 was $139.6 million, an increase of $65.7 million, or 88.9%, from net income available to common stockholders of $73.9 million for the year ended December 31, 2020.

Basic earnings per share (“EPS”) for the year ended December 31, 2021 was $2.83, an increase of $1.35 from $1.48 for the year ended December 31, 2020. Diluted earnings per share for the year ended December 31, 2021 was $2.77, an increase of $1.29 from $1.48 for the year ended December 31, 2020.
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
For the year ended December 31, 2021, net interest income totaled $280.8 million compared to net interest income of $265.8 million for the year ended December 31, 2020, an increase of $15.0 million, or 5.6%. The primary drivers of the increase in net interest income is the result of a $20.4 million, or 36.3% decrease in interest expense, offset by the decrease of $5.4 million, or 1.7%, in interest income resulting from a $6.1 million decrease in interest income on loans, including MW and PPP. Interest income was $316.5 million, compared to $321.9 million for the years ended December 31, 2021 and 2020, respectively. The decline in interest earned on average loans was the result of a decrease in yields earned on loan balances. Average loan balances, excluding PPP loans, grew from $6.1 billion for the year ended December 31, 2020 to $6.8 billion for the year ended December 31, 2021, an increase of $664.6 million, or 10.9%.
Interest expense for the year ended December 31, 2021 was $35.7 million, compared to $56.1 million for the year ended December 31, 2020, a decrease of $20.4 million, or 36.3%. The year-over-year decrease was due to decreases in the averages rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.
Net interest margin and net interest spread were 3.24% and 3.03%, respectively, for the year ended December 31, 2021 compared to 3.39% and 3.08%, respectively, for the year ended December 31, 2020. The decrease in net interest margin by 15 basis points and decrease in net interest spread by 5 basis points were due to a decrease in the average yield earned on interest-bearing assets by 45 basis points, offset by a decrease in the average rate paid on interest-bearing liabilities by 40 basis points. The average interest earned on interest-bearing assets decreased to 3.65% during the year ended December 31, 2021 from 4.10% for the year ended December 31, 2020 primarily due to a decrease in yields earned on loan balances. The average interest paid on interest-bearing liabilities decreased to 0.62% during the year ended December 31, 2021 from 1.02% for the year ended December 31, 2020, primarily due to the decrease of average rate paid on deposits.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2021 and 2020, interest income not recognized on nonaccrual loans, excluding purchased credit deteriorated (“PCD”) loans, was $2.7 million and $3.4 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,285,510	$263,583	4.19%	$5,770,228	$273,999	4.75%
LHI, MW	468,001	14,219	3.04	318,657	9,672	3.04
PPP Loans	272,770	2,724	1.00	290,851	2,912	1.00
Debt securities	1,092,967	32,132	2.94	1,083,633	30,726	2.84
Interest-earning deposits in other banks	410,785	589	0.14	276,970	1,221	0.44
Equity securities and other investments	133,594	3,237	2.42	100,556	3,320	3.30
Total interest-earning assets	8,663,627	316,484	3.65	7,840,895	321,850	4.10
ACL	(101,383)			(98,527)
Noninterest-earning assets	799,334			782,907
Total assets	$9,361,578			$8,525,275
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,198,225	6,858	0.21	$2,726,462	13,233	0.49
Certificates and other time deposits	1,540,188	9,079	0.59	1,550,995	23,678	1.53
Advances from FHLB	777,635	7,336	0.94	1,024,142	10,609	1.04
Subordinated debentures and subordinated notes	263,535	12,428	4.72	172,594	8,532	4.94
Total interest-bearing liabilities	5,779,583	35,701	0.62	5,474,193	56,052	1.02
Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,256,546			1,825,806
Other liabilities	57,457			60,303
Total noninterest-bearing liabilities	8,093,586			7,360,302
Stockholders’ equity	1,267,992			1,164,973
Total liabilities and stockholders’ equity	$9,361,578			$8,525,275
Net interest spread(2)			3.03%			3.08%
Net interest income		$280,783			$265,798
Net interest margin(3)			3.24%			3.39%
(1) Includes average outstanding balances of loans held for sale of $12,093 and $15,315 for the twelve months ended December 31, 2021 and 2020, respectively.
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

	For the Year Ended December 31, 2021
	Compared to 2020
	Increase (Decrease) Due To Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$21,590	$(32,006)	$(10,416)
LHI, MW	4,540	7	4,547
PPP loans	(188)	—	(188)
Debt securities	274	1,132	1,406
Interest-earning deposits in other banks	187	(819)	(632)
Equity securities and other investments	800	(883)	(83)
Total increase (decrease) in interest income	$27,203	$(32,569)	$(5,366)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$991	$(7,366)	$(6,375)
Certificates and other time deposits	(64)	(14,535)	(14,599)
Advances from FHLB	(2,317)	(956)	(3,273)
Subordinated debentures and subordinated notes	4,292	(396)	3,896
Total increase (decrease) in interest expense	2,902	(23,253)	(20,351)
Increase (decrease) in net interest income	$24,301	$(9,316)	$14,985
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The benefit for credit losses was $3.3 million for the year ended December 31, 2021, compared to a provision for credit losses of $56.6 million for the same period in 2020, a decrease of $59.9 million, or 105.9%. The decreased provision for credit losses was primarily attributable to changes in the Texas economic forecasts used in the CECL model during the year ended December 31, 2021. These changes in the Texas economic forecasts were made to reflect the expected impact of the COVID-19 pandemic as of December 31, 2021 compared to such forecasts utilized in the CECL model for the year ended December 31, 2020. ACL as a percentage of LHI, excluding MW and PPP loans, was 1.15% and 1.80% at December 31, 2021 and 2020, respectively.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, (loss) gain on the sale of securities, gains on the sale of mortgage loans held for sale, government guaranteed loan income, net equity method investment income and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended
	December 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$16,742	$13,703	$3,039
Loan fees	7,607	4,556	3,051
(Loss) gain on sales of securities	(188)	2,615	(2,803)
Gain on sales of mortgage loans held for sale	1,592	1,239	353
Government guaranteed loan income, net	15,760	14,150	1,610
Equity method investment income	5,760	—	5,760
Other	11,132	11,081	51
Total noninterest income	$58,405	$47,344	$11,061
Noninterest income for the year ended December 31, 2021 increased $11.1 million or 23.4%, to $58.4 million compared to noninterest income of $47.3 million for the same period in 2020. The primary components of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $16.7 million for the year ended December 31, 2021, an increase of $3.0 million, or 22.2%, over the same period in 2020. This increase was primarily due to an increase in analysis charges of $1.8 million and an increase of $1.2 million in other fee income for the year ended December 31, 2021 compared to 2020.
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $7.6 million for the year ended December 31, 2021 compared to $4.6 million for the same period in 2020. The increase of $3.1 million was primarily attributable to an increase in syndication and arrangement fees of $2.4 million.
(Loss) gain on sales of securities. During the year ended December 31, 2021, we incurred a loss on sales of securities of $188 thousand during the year ended December 31, 2021 as compared to a $2.6 million gain on sales of securities during the same period in 2020. The decrease in net gain from sales of securities was primarily due to a decrease in market interest rates on debt securities during the year ended December 31, 2021.
Government guaranteed loan income, net. Government guaranteed loan income, net includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The increase in government guaranteed loan income, net of $1.6 million was primarily due to a $1.5 million increase in gain on sale of SBA loans for the year ended December 31, 2021.
Equity method investment income. Equity method investment income is comprised of income earned on equity method investments, specifically our investment in Thrive, of which the Bank holds a 49% interest. The income from this investment was $5.8 million for the year ended December 31, 2021. During the third quarter of 2021, Thrive’s PPP loan, originated and serviced by another bank, was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, $1.9 million of the $5.8 million represents our portion of the PPP loan forgiveness. There was no income from equity method investments for the same period in 2020.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended
	December 31,		Increase
	2021	2020	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$94,748	$79,453	$15,295
Non-staff expenses:
Occupancy and equipment	17,263	16,363	900
Professional and regulatory fees	12,945	11,729	1,216
Data processing and software expense	9,946	9,213	733
Marketing	5,344	3,651	1,693
Amortization of intangibles	10,057	10,790	(733)
Telephone and communications	1,434	1,312	122
Merger and acquisition expense	826	—	826
COVID Expenses	—	1,377	(1,377)
Debt extinguishment costs	—	11,307	(11,307)
Other	15,149	14,192	957
Total noninterest expense	$167,712	$159,387	$8,325
Noninterest expense for the year ended December 31, 2021 increased $8.3 million, or 5.2%, to $167.7 million compared to noninterest expense of $159.4 million for the same period in 2020. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $94.7 million for the year ended December 31, 2021, an increase of $15.3 million, or 19.3%, compared to the same period in 2020. The increase was primarily attributable to increases in compensation costs of $6.1 million, stock based compensation, incentive and bonus of $10.9 million, employee benefit expenses of $1.2 million and payroll taxes of $687 thousand, offset by an increase of $3.6 million in deferred direct loan origination costs, for the year ended December 31, 2021.
Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and Federal Deposit Insurance Corporation ("FDIC") assessment fees. The increase of $1.2 million, or 10.4%, was primarily attributable to an increase in FDIC assessment fees of $953 thousand and an increase in legal and professional fees of $667 thousand, offset by a decrease of $432 thousand in audit and regulatory services.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.7 million, or 46.4%, primarily due to a $842 thousand increase in annual sponsorship fees for the year ended December 31, 2021 compared to the same period in 2020.

COVID expenses. This category of expenses includes expenses related to the COVID-19 pandemic in 2020 such as PPP incentive compensation of $500 thousand, Community Reinvestment Act ("CRA") donations of $471 thousand, employee salaries of $273 thousand for employees impacted by the COVID-19 pandemic and increased cleaning expenses of $30 thousand. There were no COVID expenses incurred in 2021.

Debt extinguishment costs. This category includes pre-payment fees as a result of structured FHLB advances paid off early in the amount of $11.3 million during the year ended December 31, 2020 with no corresponding prepayments of FHLB advances made during the year ended December 31, 2021.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company did not believe a valuation allowance was necessary.
For the year ended December 31, 2021, income tax expense totaled $36.7 million, an increase of $22.5 million, or 158.6%, compared to $14.2 million for the same period in 2020.
For the year ended December 31, 2021, the Company had an effective tax rate of 20.8%. The Company had a net discrete tax benefit of $814 thousand. This discrete tax benefit related to $838 thousand of an excess tax benefit realized on share-based payment awards, partially offset by $24 thousand of deferred tax true-ups during the year ended December 31, 2021. Excluding these discrete tax items, the Company had an effective tax rate of 21.3% for the year ended December 31, 2021.
For the year ended December 31, 2020, the Company had an effective tax rate of 16.1%. The decrease in the effective tax rate was primarily driven by (i) a net tax benefit of $1.8 million as a result of the Company amending a prior year tax return of Green Bancorp, Inc. ("Green") to carry back a net operating loss ("NOL") incurred by Green on January 1, 2019, (ii) a net tax benefit of $1.4 million primarily associated with the recognition of excess tax benefit realized on share-based payment awards during the year ended December 31, 2020 and (iii) a $1.2 million tax benefit as a result of a deferred tax liability true-up during the year ended December 31, 2020. Excluding these discrete tax items, the Company had an effective tax rate of 21.1% for the year ended December 31, 2020.
Results of Operations for the Fiscal Years Ended December 31, 2020 and December 31, 2019
Discussion of the results of operations for the fiscal years ended December 31, 2020 and 2019 are included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 26, 2021.

Financial Condition
Our total assets were $9.8 billion and $8.8 billion as of December 31, 2021 and 2020, respectively. Assets increased $936.4 million, or 10.6%, from December 31, 2020 to December 31, 2021.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area as well as our PPP loan portfolio, with which we serve small businesses impacted by the COVID-19 pandemic. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.
Loan Portfolio
Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies located in the Dallas-Fort Worth metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by CRE properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our interest-earning asset base.
As of December 31, 2021, total LHI were $7.4 billion, an increase of $608.5 million, or 9.0%, compared to $6.8 billion as of December 31, 2020. This increase was the result of the continued execution and success of our loan growth strategy as well as our PPP loan portfolio, with which we serve our small businesses impacted by the COVID-19 pandemic. In addition to these amounts, loans classified as held for sale were $26.0 million and $21.4 million as of December 31, 2021 and 2020, respectively.

Total LHI, excluding MW and PPP loans, as a percentage of deposits were 92.0% and 89.8% as of December 31, 2021 and December 31, 2020, respectively. Total LHI, excluding MW and PPP loans, as a percentage of total assets were 69.4% and 66.3% as of December 31, 2021 and December 31, 2020, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,006,876	27.3%	$1,559,546	24.3%	$1,712,838	28.9%	$684,551	30.7%	$291,416	29.4%
MW	565,645	7.7	577,594	9.0	183,628	3.1	—	—	—	—
Real estate:
Owner Occupied CRE (“OOCRE”)	665,537	9.1	717,472	11.2	706,782	11.9	—	—	—	—
Non-owner Occupied CRE (“NOOCRE”)	2,120,309	28.9	1,904,132	29.6	1,784,201	30.1	909,292	40.7	370,696	37.4
Construction and land	1,062,144	14.5	693,030	10.8	629,374	10.6	277,825	12.4	162,614	16.4
Farmland	55,827	0.8	13,844	0.2	16,939	0.3	9,385	0.4	8,262	0.8
1 - 4 family residential	542,566	7.4	524,344	8.2	549,811	9.3	251,665	11.3	140,137	14.1
Multi-family residential	310,241	4.2	424,962	6.6	320,041	5.4	91,152	4.1	14,683	1.5
Consumer	11,998	0.1	13,000	0.1	17,457	0.3	9,648	0.4	4,089	0.4
Total LHI, carried at amortized cost	$7,341,143	100%	$6,427,924	100%	$5,921,071	100%	$2,233,518	100%	$991,897	100%

Held for investment PPP loans, carried at fair value	$53,369		$358,042		$—		$—		$—

Total loans held for sale	$26,007		$21,414		$14,080		$1,258		$841
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
Commercial loans increased $447.3 million, or 28.7%, to $2.0 billion as of December 31, 2021 from $1.6 billion as of December 31, 2020. The increase was primarily due to normal fluctuations in the commercial loan portfolio and to elevated early payoffs during the year ended December 31, 2021 compared to the year ended December 31, 2020.
MW. Our MW loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as LHI.
As of December 31, 2021 we had $565.6 million of MW loans, accounting for approximately 7.7% of our total funded loans. The growth is due to bringing on more mortgage originators and a decrease in mortgage rates, which has resulted in more originations and refinancing of MW loans.
CRE.  Our CRE loans include owner occupied and non-owner occupied properties, and are underwritten primarily based on projected cash flows and, secondarily, as loans secured by real estate. These loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the portfolio are located throughout Texas and are generally diverse in terms of type. This diversity helps reduce the exposure to adverse economic events that affect any single industry.

OOCRE loans decreased $51.9 million, or 7.2%, to $665.5 million as of December 31, 2021 from $717.5 million as of December 31, 2020. NOOCRE loans increased $216.2 million, or 11.4%, to $2.1 billion as of December 31, 2021 from $1.9 billion as of December 31, 2020.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout Texas and are generally diverse in terms of type.
Construction and land loans increased $369.1 million, or 53.3%, to $1.1 billion as of December 31, 2021 from $693.0 million as of December 31, 2020. This increase was due to the robust business and growth environment in the Dallas-Fort Worth metroplex and the Houston metropolitan area, even amidst the COVID-19 pandemic disruption.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $18.2 million, or 3.5%, to $542.6 million as of December 31, 2021 from $524.3 million as of December 31, 2020. This increase is a result of normal fluctuations in the 1-4 family residential loan portfolio.
PPP loans. PPP loans decreased $304.7 million, or 85.1%, as of December 31, 2021. These PPP loans were originated through the SBA as a result of the CARES Act, are 100% forgivable if certain criteria are met by the borrowers, and are 100% guaranteed by the SBA. As of December 31, 2021, we have no reason to believe that any of the Company’s PPP loans would not qualify for loan forgiveness or the SBA guarantee.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2021
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$668,196	$1,237,179	$101,501	$2,006,876
Real estate:
Construction and land	222,099	756,104	83,941	1,062,144
Farmland	4,289	22,785	28,753	55,827
1 - 4 family residential	22,297	136,634	383,635	542,566
Multi-family residential	22,749	260,147	27,345	310,241
OOCRE	48,340	309,034	308,163	665,537
NOOCRE	366,636	1,478,438	275,235	2,120,309
Consumer	5,019	4,280	2,699	11,998
Total LHI, excluding MW and PPP	1,359,625	4,204,601	1,211,272	6,775,498
LHI, MW	565,645	—	—	565,645
PPP loans, carried at fair value	3,822	49,547	—	53,369
Total LHI	$1,929,092	$4,254,148	$1,211,272	$7,394,512
Amounts with fixed rates, excluding MW and PPP	$210,310	$1,559,857	$430,257	$2,200,424
Amounts with floating rates, excluding MW and PPP	$1,149,315	$2,644,744	$781,015	$4,575,074

	As of December 31, 2020
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$692,690	$730,683	$136,173	$1,559,546
Real estate:
Construction and land	228,649	383,369	81,012	693,030
Farmland	726	12,357	761	13,844
1 - 4 family residential	14,242	94,933	415,169	524,344
Multi-family residential	40,448	319,322	65,192	424,962
OOCRE	72,243	333,235	311,994	717,472
NOOCRE	442,184	1,181,896	280,052	1,904,132
Consumer	2,874	6,395	3,731	13,000
Total loans	$1,494,056	$3,062,190	$1,294,084	$5,850,330
LHI, MW	577,594	—	—	577,594
PPP loans, carried at fair value	137	357,905	—	358,042
Total LHI	$2,071,787	$3,420,095	$1,294,084	$6,785,966
Amounts with fixed rates, excluding MW and PPP	$249,351	$1,644,237	$393,070	$2,286,658
Amounts with floating rates, excluding MW and PPP	$1,244,705	$1,417,953	$901,014	$3,563,672

Nonperforming Assets
The following table presents information regarding nonperforming loans at the dates indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual loans(1)	$49,687	$81,096	$29,779	$24,745	$465
Accruing loans 90 or more days past due(2)	235	4,204	3,660	—	18
Total nonperforming loans	49,922	85,300	33,439	24,745	483
Other real estate owned:
Commercial and industrial	—	—	4,242	—	—
CRE, construction, land and land development	—	2,337	1,087	—	449
Residential real estate	—	—	666	—	—
Total other real estate owned	—	2,337	5,995	—	449
Total nonperforming assets	$49,922	$87,637	$39,434	$24,745	$932
Troubled debt restructured loans—nonaccrual	$19,746	$23,225	$686	$227	$15
Troubled debt restructured loans—accruing	5,772	5,932	1,457	944	603
Ratio of nonperforming loans to total loans, excluding MW and PPP loans	0.74%	1.46%	0.56%	0.97%	0.02%
Ratio of nonperforming assets to total assets	0.51	0.99	0.50	0.77	0.03
(1) At December 31, 2021 and 2020, nonaccrual loans included PCD loans of $11,056 and $1,508, respectively, not accounted for on a pooled basis. At December 31, 2018, nonaccrual loans included performing and non-pooled purchased credit impaired ("PCI") loans of $16,902 for which discount accretion have been suspended because the extent and timing of cash flows from these PCI loans could no longer be reasonably estimated. There were no PCI loans classified as nonaccrual at December 31, 2019 or 2017.
(2) At December 31, 2021, accruing loans 90 or more days past due excludes $206 in PPP loans.

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
We believe our conservative lending approach and focused management of nonperforming assets, which consist of nonaccrual loans, accruing loans 90 or more days past due excluding pooled PCD loans and other real estate owned, has resulted in sound asset quality and timely resolution of problem assets. We had $49.9 million in nonperforming assets as of December 31, 2021 compared to $87.6 million in nonperforming assets as of December 31, 2020. We had $49.9 million in nonperforming loans as of December 31, 2021 compared to $85.3 million as of December 31, 2020. The decrease of $37.7 million in nonperforming assets compared to December 31, 2020 was primarily due to the a $31.4 million decrease in nonaccrual loans and a $2.3 million decrease in other real estate owned.

The following table presents nonaccrual loans by category at the dates indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Real estate:
Construction and land	$—	$—	$567	$2,399	$—
Farmland	—	—	—	—	—
1 - 4 family residential	990	3,308	1,581	—	—
Multi-family residential	—	—	—	—	—
OOCRE	14,236	6,266	3,029	—	—
NOOCRE	17,978	40,830	18,876	2,575	61
Commercial	15,267	29,318	5,672	19,769	398
Mortgage warehouse	—	—	—	—	—
Consumer	1,216	1,374	54	2	6
Total	$49,687	$81,096	$29,779	$24,745	$465
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
Credits classified as PCD, previously called PCI loans prior to the adoption of ASC 326, are those that, at acquisition date prior to adoption of ASU 2016-13, had credit deterioration and it was probable that all contractually required principal and interest payments would not be collected.
The following table summarizes our internal loan ratings, including PCD loans, as of the dates indicated.

	As of December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,057,891	$1,905	$—	$—	$2,348	$1,062,144
Farmland	55,827	—	—	—	—	55,827
1 - 4 family residential	539,485	352	1,551	—	1,178	542,566
Multi-family residential	288,954	21,287	—	—	—	310,241
OOCRE	591,377	9,704	36,892	—	27,564	665,537
NOOCRE	1,922,455	97,562	82,092	—	18,200	2,120,309
Commercial	1,887,671	36,092	74,487	—	8,626	2,006,876
MW	565,100	—	545	—	—	565,645
Consumer	10,440	79	1,302	—	177	11,998
Total	$6,919,200	$166,981	$196,869	$—	$58,093	$7,341,143

	As of December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$687,169	$2,666	$510	$—	$2,685	$693,030
Farmland	13,844	—	—	—	—	13,844
1 - 4 family residential	511,191	2,678	1,734	—	8,741	524,344
Multi-family residential	412,282	12,680	—	—	—	424,962
OOCRE	595,598	44,560	39,323	—	37,991	717,472
NOOCRE	1,650,917	153,090	56,949	—	43,176	1,904,132
Commercial	1,406,766	56,060	77,260	—	19,460	1,559,546
MW	577,594	—	—	—	—	577,594
Consumer	11,357	252	1,189	—	202	13,000
Total	$5,866,718	$271,986	$176,965	$—	$112,255	$6,427,924
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
As of December 31, 2021, the ACL totaled $77.8 million, or 1.15%, of total loans, excluding MW and PPP loans. As of December 31, 2020, the ACL totaled $105.1 million, or 1.80%, of total loans, excluding MW and PPP loans. The decrease in the percentage of ACL to total loans compared to December 31, 2020 was primarily attributable to net charge-offs of $24.0 million that were fully reserved against in previous periods and changes in projected Texas economic forecasts using our CECL model which resulted in a $3.3 million benefit for credit losses as of December 31, 2021.
The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Average loans outstanding(1)	$7,026,281	$6,379,736	$5,884,364	$2,382,946	$1,441,295
Amortized costs of loans outstanding at end of period, excluding MW and PPP loans(1)	6,766,009	5,847,862	5,737,577	2,555,643	2,233,533
Amortized cost of loans outstanding at end of period, excluding PPP loans(1)(2)	7,331,654	6,425,456	5,921,071	2,555,509	2,233,518

ACL at beginning of period	105,084	29,834	19,255	12,808	8,524
Impact of adopting ASC 326	—	39,137	—	—	—
(Benefit) provision for credit losses	(3,349)	56,640	21,514	6,603	5,114
Charge-offs:
Real estate:
Residential	(379)	(18)	(157)	—	(11)
OOCRE	(2,400)	(2,421)	—	—	—
NOOCRE	(7,936)	(2,865)	—	—	—
Commercial	(15,576)	(15,507)	(10,898)	(175)	(828)
Consumer	(99)	(162)	(265)	(22)	—
Total charge-offs	(26,390)	(20,973)	(11,320)	(197)	(839)
Recoveries:
Real estate:
Residential	64	57	—	—	—
OOCRE	500	—	—	—	—
NOOCRE	—	—	67	—	—
Commercial	1,542	102	226	41	9
Consumer	303	287	92	—	—
Total recoveries	2,409	446	385	41	9
Net charge-offs	(23,981)	(20,527)	(10,935)	(156)	(830)
Allowance for credit losses at end of period	$77,754	$105,084	$29,834	$19,255	$12,808
Ratio of allowance to end of period loans, excluding MW and PPP loans	1.15%	1.80%	0.52%	0.75%	0.57%
Ratio of net charge-offs to average loans, excluding MW and PPP loans	0.38	0.36	0.19	0.01	0.06
(1)Excluding loans held for sale.
(2)Loans amortized cost basis includes $9,489 of deferred loan fees, net.
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

The following table shows the allocation of the ACL among our loan categories and certain other information as of the dates indicated. The allocation of the ACL as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The total allowance is available to absorb losses from any loan category.

	As of December 31,
	2021		2020		2019		2018		2017
		Percent		Percent		Percent		Percent		Percent
	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(Dollars in thousands)
Real estate:
Construction and land	$7,293	9.4%	$7,768	7.4%	$3,822	12.8%	$2,186	11.4%	$1,269	9.9%
Farmland	187	0.2	56	0.1	61	0.2	58	0.3	46	0.4
1 - 4 family residential	5,982	7.7	8,148	7.8	1,378	4.6	1,613	8.4	1,192	9.3
Multi-family residential	2,664	3.4	6,231	5.9	1,965	6.6	362	1.9	281	2.2
CRE	39,763	51.1	44,956	42.8	10,117	33.9	6,463	33.6	4,410	34.4
Total real estate	55,889	71.8	67,159	64.0	17,343	58.1	10,682	55.5	7,198	56.2
Commercial	21,632	27.8	37,554	35.7	12,369	41.5	8,554	44.4	5,588	43.6
Consumer	233	0.4	371	0.4	122	0.4	19	0.1	22	0.2
Total allowance for credit losses	$77,754	100%	$105,084	100%	$29,834	100%	$19,255	100%	$12,808	100%
Equity Securities
As of December 31, 2021, we held equity securities with a readily determinable fair value of $11.0 million compared to $11.4 million as of December 31, 2020. These equity securities represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $4.4 million at December 31, 2021 compared to $3.6 million as of December 31, 2020. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
FHLB Stock and FRB Stock
As of December 31, 2021, we held FHLB stock and FRB stock of $71.9 million compared to $71.2 million as of December 31, 2020. The Bank is a member of its regional Federal Reserve Bank and of the Federal Home Loan Bank (the "FHLB") system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities

We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2021, the carrying amount of debt securities totaled $1.1 billion, a decrease of $2.7 million, or 0.3%, compared to $1.1 billion as of December 31, 2020. The decrease in our debt securities in 2021 were primarily due to purchases of debt securities of $201.4 million and net unrealized gains $23.4 million, offset by maturities, calls and paydowns of $193.2 million, and sales of $13.3 million. Debt securities represented 10.8% and 12.0% of total assets as of December 31, 2021 and 2020, respectively.

Our investment portfolio consists of debt securities classified as available-for-sale ("AFS") and held-to-maturity ("HTM"). As a result, the carrying values of our AFS debt securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. Our HTM debt securities are recorded at their amortized cost. The following table summarizes the amortized cost and estimated fair value of our AFS debt securities, excluding HTM debt securities, as of the dates shown:

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$198,396	$10,294	$178	$—	$208,512
Municipal securities	116,100	8,261	431	—	123,930
Mortgage-backed securities	124,230	4,326	1,489	—	127,067
Collateralized mortgage obligations	424,174	12,240	2,350	—	434,064
Asset-backed securities	53,466	1,616	519	—	54,563
Collateralized loan obligations	45,089	—	167	—	44,922
Total	$961,455	$36,737	$5,134	$—	$993,058

	As of December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
U.S. government agencies	$52,335	$2,934	$—	$—	$55,269
Corporate bonds	173,050	6,417	1,297	—	178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Total	$969,318	$56,422	$1,411	$—	$1,024,329

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2021, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2021, management believes that AFS debt securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no allowance for credit losses for its HTM debt securities as of December 31, 2021.
The following table sets forth the fair value and amortized cost for AFS securities and HTM debt securities, respectively, maturities and approximated weighted average yield based on estimated annual income divided by the average fair value of AFS debt securities and amortized cost of HTM debt securities as of the dates indicated. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	As of December 31, 2021
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,004	3.64%	$186,170	4.60%	$17,338	5.98%	$208,512	4.69%
Municipal securities	—	—	236	2.56	4,650	2.56	147,223	2.76	152,109	2.75
Mortgage-backed securities	—	—	34	3.25	28,814	3.42	123,986	2.13	152,834	2.37
Collateralized mortgage obligations	—	—	70,358	2.83	209,695	2.42	159,501	1.88	439,554	2.29
Asset-backed securities	—	—	—	—	18,143	2.76	36,420	2.57	54,563	2.63
Collateralized loan obligations	—	—	—	—	15,550	1.74	29,372	1.59	44,922	1.64
Total	$—	—%	$75,632	2.88%	$463,022	3.35%	$513,840	2.36%	$1,052,494	2.83%

	As of December 31, 2020
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	—	—	5,139	3.64	156,992	4.76	16,039	6.13	178,170	4.84
Municipal securities	—	—	—	—	4,853	2.38	143,072	2.82	147,925	2.81
Mortgage-backed securities	—	—	13,931	2.91	61,237	2.98	188,140	2.85	263,308	2.88
Collateralized mortgage obligations	—	—	59,044	2.83	206,159	2.35	145,326	2.64	410,529	2.52
Asset-backed securities	—	—	—	—	25,741	2.84	29,528	2.48	55,269	2.65
Total	$—	—%	$78,114	2.90%	$454,982	3.29%	$522,105	2.87%	$1,055,201	3.05%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 5.68 years with an estimated effective duration of 4.01 years as of December 31, 2021.  The average yield of the securities portfolio was 2.94% during 2021 compared to 2.84% during 2020.
As of December 31, 2021 and December 31, 2020, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Intangible Assets and Goodwill
Intangible assets and goodwill as of December 31, 2021 were $66.0 million and $403.8 million, respectively, an increase of intangible assets of $4.3 million compared to December 31, 2020. The increase in intangible assets and goodwill was due to the acquisition of NAC.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Intangible assets	$66,017	$61,733
Goodwill	403,771	370,840
Deposits
We offer a variety of deposit products having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2021 were $7.4 billion, an increase of $850.8 million, or 13.1%, compared to $6.5 billion as of December 31, 2020, due primarily to increases of $170.3 million and $413.6 million in money market accounts and noninterest-bearing deposit accounts, and an increase of $119.3 million in certificates of deposit, respectively. Our deposit growth was primarily related to our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Average deposits for the year ended December 31, 2021 were $7.0 billion, an increase of $891.7 million, or 14.6% over average deposits of $6.1 billion for the year ended December 31, 2020. The average rate paid on total interest-bearing deposits decreased from 0.86% for the year ended December 31, 2020 to 0.34% for the year ended December 31, 2021. The decrease in the average rate paid on interest-bearing deposits was due to the overall market condition, and a decrease in the prime rate during 2021.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$484,657	0.11%	$394,713	0.19%
Savings accounts	123,432	0.07	96,142	0.15
Money market accounts	2,590,136	0.24	2,235,607	0.55
Certificates and other time deposits > $250,000	744,512	0.55	712,898	1.62
Certificates and other time deposits < $250,000	795,676	0.62	838,097	1.46
Total interest-bearing deposits	4,738,413	0.34	4,277,457	0.86
Noninterest-bearing demand accounts	2,256,546		1,825,806
Total deposits	$6,994,959	0.23%	$6,103,263	0.60%
Our ratio of average noninterest-bearing deposits to average total deposits was 32.3% and 29.9% for the years ended December 31, 2021 and December 31, 2020, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.23% in 2021 and 0.60% in 2020. Average rates on interest-bearing deposits were 0.34% in 2021 and 0.86% in 2020.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.

FHLB Advance
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2021, 2020 and 2019, total borrowing capacity of $777.5 million, $766.4 million and $752.7 million, respectively, was available under this arrangement and $777.6 million, $777.7 million and $677.9 million, respectively, was outstanding, with an average interest rate of 0.94% as of December 31, 2021, 1.04% as of December 31, 2020 and 1.99% as of December 31, 2019. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our current FHLB advances based on year of maturity as of December 31, 2021.

Maturity Year	FHLB Advances
(Dollars in thousands)
2022	$27,562
2029	50,000
2034	250,000
2035	450,000
Total	$777,562
The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2021
Amount outstanding at period end	$777,562
Weighted average interest rate at period end	0.94%
Maximum month-end balance during the period	$777,654
Average balance outstanding during the period	777,635
Weighted average interest rate during the period	0.94%
December 31, 2020
Amount outstanding at period end	$777,718
Weighted average interest rate at period end	0.94%
Maximum month-end balance during the period	$1,377,767
Average balance outstanding during the period	1,024,142
Weighted average interest rate during the period	1.04%
FRB.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2021 and 2020, $995.1 million and $871.5 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of December 31, 2021, approximately $805.7 million in commercial loans were pledged as collateral. As of December 31, 2021 and 2020, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes.
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 "Borrowed Funds" for further discussion on the details of our junior subordinated debentures and subordinated notes.

	As of December 31, 2021		As of December 31, 2020
	Balance	Rate	Balance	Rate
Junior subordinated debentures	($ in thousands)
Parkway Trust Securities	$3,093	2.05%	$3,093	2.07%
SovDallas Trust Securities	8,609	4.13	8,609	4.23
Patriot I Capital Trust I	5,155	1.97	5,155	2.09
Patriot II Capital Trust II	17,011	2.00	17,011	2.02
Total	$33,868		$33,868
Subordinated notes
8.50% Fixed-to-Floating Rate Subordinated Notes	$—	—%	$35,000	8.50%
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13	125,000	4.13
Total	$200,000		$235,000

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the years ended December 31, 2021, 2020 and 2019, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $175.0 million as of December 31, 2021, five lines of credit with commercial banks with an availability to borrow up to an aggregate amount of $175.0 million as of December 31, 2020 and three lines of credit with commercial banks with an availability to borrow up to an aggregate of $150.0 million as of December 31, 2019. There were no advances under these lines of credit outstanding as of December 31, 2021, 2020 and 2019.

In addition, $53.4 million was available in conjunction with the Paycheck Protection Program Liquidity Facility (“PPPLF”) which is a lending facility offered by the Federal Reserve to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of December 31, 2021, we have not utilized the PPPLF.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $9.4 billion for the year ended December 31, 2021, $8.5 billion for the year ended December 31, 2020 and $8.0 billion for the year ended December 31, 2019.

	For the Years Ended
	December 31,
	2021	2020	2019
Sources of Funds:
Deposits:
Noninterest-bearing	24.1%	21.4%	18.6%
Interest-bearing	34.2	32.0	33.3
Certificates and other time deposits	16.5	18.2	25.1
Advances from FHLB	8.3	12.0	6.3
Other borrowings	2.8	2.0	1.1
Other liabilities	0.6	0.7	0.6
Stockholders’ equity	13.5	13.7	15.0
Total	100%	100%	100%
Uses of Funds:
Loans	73.2%	72.7%	73.6%
Securities AFS	12.0	13.2	12.3
Interest-bearing deposits in other banks	1.5	1.2	0.8
Other noninterest-earning assets	13.3	12.9	13.3
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	32.3%	29.9%	35.9%
Average loans, excluding MW and PPP, to average deposits	89.9%	94.5%	96.1%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, excluding MW and PPP, net of allowance for credit loss increased 9.0% for the year ended December 31, 2021 compared to the same period in 2020 and an increase of 7.2% for the year ended December 31, 2020. We invest excess deposits in interest-bearing deposits at other banks, the FRB or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2021, we had $3.8 billion in outstanding commitments to extend credit, $716.4 million in MW commitments and $65.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2020, we had $2.7 billion in outstanding commitments to extend credit, $354.6 million in MW commitments and $44.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2021, we had cash and cash equivalents of $379.8 million, compared to $230.8 million at December 31, 2020.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2021	2020
	($ in thousands)
Net cash provided by operating activities	$193,491	$107,650
Net cash used in investing activities	(816,389)	(874,555)
Net cash provided by financing activities	771,857	746,180
Net change in cash and cash equivalents	$148,959	$(20,725)

Cash Flows Provided by Operating Activities
For the year ended December 31, 2021, net cash provided by operating activities increased by $85.8 million from $107.7 million to $193.5 million primarily due to an increase in net income of $65.7 million and a decrease in net originations of loans held for sale of $12.9 million, proceeds from the termination of derivatives designated as hedging instruments of $43.9 million, and $6.9 million decrease in accretion of loan discount. This increase was partially offset by a decrease in (benefit) provision for credit losses of $70.5 million.
Cash Flows Used in Investing Activities
For the year ended December 31, 2021, net cash used in investing activities decreased by $58.2 million compared to the same period in 2020. The decrease in cash used in investing activities was primarily attributable to a decrease in purchases of AFS debt securities of $973.7 million and a $270.9 million decrease in net loans originated. This decrease was offset by a decrease in maturities, calls and pay downs of AFS debt securities of $840.6 million, an increase in purchases of securities under agreements to resell AFS debt securities for $102.3 million, a decrease in proceeds from sales of AFS debt securities of $100.5 million, and an increase in purchases of equity method securities of $52.1 million.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities increased by $25.7 million compared to the same period in 2020. The increase in cash provided by financing activities was primarily attributable to a $123.0 million decrease in proceeds from the issuance of subordinated notes, a $100.0 million decrease in advances from FHLB and a $35.0 million decrease for the redemption of subordinated debt. This decrease was partially offset by a $232.1 million increase in deposits and a decrease in share repurchases of $42.0 million.
For the years ended December 31, 2021 and 2020, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
On January 28, 2019, our Board of Directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock(the "Stock Buyback Program"). Our Board of Directors authorized increases of $50.0 million in September 2019, $75.0 million in December 2019 and $75.0 million in September 2021, resulting in an aggregate authorization to purchase of up to $250.0 million of our common stock. Our Board of Directors also authorized extensions of the expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, then from December 31, 2020 to March 31, 2021 and then from March 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board of Directors at any time prior to its expiration.
Share repurchases during the periods ended are as follows:

	Twelve Months Ended December 31,
	2021	2020
Number of shares repurchased	475,744	2,349,639
Weighted average price per share	$32.36	$24.51

Capital Resources

Total stockholders’ equity was $1.32 billion as of December 31, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $111.7 million, or 9.3%. The increase from December 31, 2020 was primarily the result of $139.6 million in net income, $7.8 million of other comprehensive income, and $10.6 million of stock based compensation offset by $15.5 million in stock buybacks, $36.5 million in dividends declared and paid.

For the years ended December 31, 2021, 2020 and 2019, we declared and paid $36.5 million, $34.1 million and $26.8 million in cash dividends, respectively. For the years ended December 31, 2021, 2020 and 2019 we purchased 475.7 thousand, 2.3 million, and 3.8 million shares of our common stock under the Stock Buyback Program, respectively.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See “Item 1. Business—Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy” and “Item 1. Business—Regulation and Supervision—Prompt Corrective Action” for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2021 and 2020, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2021		2020
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,100,404	11.60%	$1,099,031	13.57%
Tier 1 capital (to RWA)	843,585	8.89	782,487	9.66
Common equity tier 1 (to RWA)	814,138	8.58	753,261	9.30
Tier 1 capital (to average assets)	843,585	9.05	782,487	9.43
Veritex Community Bank
Total capital (to RWA)	$1,053,871	11.11%	$968,481	11.96%
Tier 1 capital (to RWA)	994,351	10.48	884,471	10.92
Common equity tier 1 (to RWA)	994,351	10.48	884,471	10.92
Tier 1 capital (to average assets)	994,351	10.69	884,471	10.66
Contractual Obligations
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) operating leases (Note 8 - Leases), (ii) time deposits with stated maturity dates (Note 11 - Deposits), (iii) long-term borrowings (Note 14 - Borrowed Funds), and (iv) commitments to extend credit, MW commitments and standby and commercial letters of credit (Note 18 - Off-Balance-Sheet Loan Commitments).
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
LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates the London Inter-Bank Offered Rate (“LIBOR”) , confirmed that the publication of most LIBOR term rates will end on June 30, 2023. The federal banking agencies have encouraged banks to transition away from LIBOR as soon as practicable but no later than December 31, 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2021, the Company had approximately $1.2 billion of loans indexed to LIBOR that mature after June 30, 2023. The Company’s products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,315,079	$1,203,376	$1,190,797
Adjustments:
Goodwill	(403,771)	(370,840)	(370,840)
Core deposit intangibles	(47,998)	(57,758)	(67,546)
Tangible common equity	$863,310	$774,778	$752,411
Common shares outstanding	49,372	49,340	51,064

Book value per common share	$26.64	$24.39	$23.32
Tangible book value per common share	$17.49	$15.70	$14.73

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,315,079	$1,203,376	$1,190,797
Adjustments:
Goodwill	(403,771)	(370,840)	(370,840)
Core deposit intangibles	(47,998)	(57,758)	(67,546)
Tangible common equity	$863,310	$774,778	$752,411
Tangible Assets
Total assets	$9,757,249	$8,820,871	$7,954,937
Adjustments:
Goodwill	(403,771)	(370,840)	(370,840)
Core deposit intangibles	(47,998)	(57,758)	(67,546)
Tangible assets	$9,305,480	$8,392,273	$7,516,551
Tangible Common Equity to Tangible Assets	9.28%	9.23%	10.01%
.

Critical Accounting Estimates
SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.
We follow financial accounting and reporting policies that are in accordance with accounting principles generally accepted in the United States. The more significant of these policies are summarized in Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included elsewhere in this report. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, the policy noted below could be deemed to meet the SEC’s definition of a critical accounting policy.

ACL

Management considers the policies related to the ACL as the most critical to the financial statement presentation. The total ACL includes activity related to allowances calculated in accordance with ASC 310, "Receivables", and ASC 450, "Contingencies". On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ACL is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of expected credit losses in the loan portfolio at the report date. The ACL is comprised of specific reserves assigned to certain financial assets that do not share risk characteristics with its other financial assets and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Loans and Allowance for Credit Losses” in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion of the factors considered by management in establishing the allowance for credit loss.
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
Debt Securities
Securities are classified as HTM and carried at amortized cost when we have the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as AFS and carried at fair value, with the unrealized holding gains and losses reported in other comprehensive income, net of tax. We determine the appropriate classification of securities at the time of purchase.
Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Credit related declines in the fair value of HTM and AFS debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, with the remaining unrealized loss recognized as a component of other comprehensive income. In estimating allowance for credit losses, we consider, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and our ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. With exception of an interest rate floors, which is designated as a hedging instrument, we do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. We enter into interest rate swaps, caps and collars as an accommodation to our customers in connection with our interest rate swap program. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	20.31%	15.79%	18.91%	29.38%
+200	13.13	11.62	12.06	19.93
+100	6.60	6.64	5.37	9.64
Base	—	—	—	—
−100	(3.85)	(11.68)	(1.77)	(10.87)
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

Changes in Internal Control over Financial Reporting
We acquired NAC on November 1, 2021 and, due to the timing of the acquisition, as per SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of NAC's business, which is relevant to our 2021 consolidated financial statements as of and for the year ended December 31, 2021.

Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As permitted, our management’s assessment of and conclusion on the effectiveness of our internal controls did not include the internal controls of NAC because it was acquired by us in November 2021. NAC had total assets of $78.9 million as of December 31, 2021, and generated $1.9 million of total revenue since its acquisition date for the year ended December 31, 2021. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of North Avenue Capital, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and total revenues constituting 0.8% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, North Avenue Capital, LLC was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of North Avenue Capital, LLC.

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
March 1, 2022

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules: All supplemental schedules to the consolidated financial statements have been omitted as inapplicable or because the required information is included in our consolidated financial statements or the notes thereto included in this Annual Report on Form 10-K.
3.Exhibits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses – macroeconomic forecasts on collectively evaluated loans

As described further in Notes 1 and 6 to the consolidated financial statements, the Company measures expected credit losses of financial assets on a collective (pooled) basis, when the financial assets share similar risk characteristics. The Company’s discounted cash flow (“DCF”) model for estimating the allowance for credit losses (“ACL”) on the loan portfolio considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The DCF method applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the loans that are reasonable and supportable. The forecasts about future economic conditions are updated within the ACL model on a quarterly basis. To incorporate management’s estimate of forecasted economic conditions, the Company applies weightings to different forecasted economic scenarios based on the likeliness of a scenario occurring as of the reporting date, which are applied in the DCF model that calculates the estimate amount. We identified the selection and weighting of economic forecasts on collectively evaluated loans as a critical audit matter.

The principal consideration for our determination that the selection and weighting of economic forecasts on collectively evaluated loans represents a critical audit matter is that management made significant judgments in estimating their reasonable and supportable forecasts by selecting and weighing the available forecast scenarios. Due to the significant judgment involved and related measurement uncertainty in estimating the forecasts, there was a high degree of auditor judgment in auditing these significant assumptions and evaluating the reasonableness of management’s judgments. This resulted in an increased extent of audit effort when performing audit procedures to evaluate the ACL.

Our audit procedures related to the selection and weighting of economic forecasts included the following, among others:

•We tested the operating effectiveness of management’s review controls over the ACL, which included committee oversight and approval of the Company’s ACL methodology and key assumptions, including controls over the selection and weighting of forecast assumptions applied in the DCF method.
•We obtained an understanding as it related to key judgments made by management in the determination of expected credit losses, including management’s methodology and processes for the selection and weighting of economic forecasts.
•We evaluated the reasonableness and appropriateness of management’s selection of and weighting applied to forecasted economic scenarios by inspecting the underlying scenario assumptions and considering publicly available corroborative and contradictory evidence.
•We performed substantive procedures over the accuracy of forecast assumptions applied within the DCF method.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 1, 2022

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$44,023	$44,337
Interest bearing deposits in other banks	335,761	186,488
Total cash and cash equivalents	379,784	230,825
Debt securities available-for-sale ("AFS"), at fair value	993,058	1,024,329
Debt securities held-to-maturity ("HTM") (fair value of $61,446 and $34,283 at December 31, 2021 and 2020, respectively)	59,436	30,872
Equity securities	15,393	14,938
Securities purchased under agreement to resell	102,288	—
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	71,892	71,236
Total investments	1,243,085	1,142,393
Loans held for sale	26,007	21,414
Loans held for investment ("LHI"), Paycheck Protection Program ("PPP") loans, carried at fair value	53,369	358,042
LHI, mortgage warehouse ("MW")	565,645	577,594
LHI, excluding MW and PPP	6,766,009	5,847,862
Less: Allowance for credit losses ("ACL")	(77,754)	(105,084)
Total LHI, net	7,307,269	6,678,414
Bank-owned life insurance	83,194	82,855
Bank premises, furniture and equipment, net	109,271	115,063
Other real estate owned ("OREO")	—	2,337
Intangible assets, net of accumulated amortization	66,017	61,733
Goodwill	403,771	370,840
Other assets	138,851	114,997
Total assets	$9,757,249	$8,820,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,510,723	$2,097,099
Interest-bearing transaction and savings deposits	3,276,312	2,958,456
Certificates and other time deposits	1,576,580	1,457,291
Total deposits	7,363,615	6,512,846
Accounts payable and other liabilities	69,160	61,928
Advances from FHLB	777,562	777,718
Subordinated debentures and subordinated notes	227,764	262,778
Securities sold under agreements to repurchase	4,069	2,225
Total liabilities	8,442,170	7,617,495
Commitments and contingencies (Note 16 and Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized at December 31, 2021 and December 31, 2020; 56,010,423 and 55,500,118 shares issued at December 31, 2021 and December 31, 2020, respectively; 49,372,329 and 49,337,768 shares outstanding at December 31, 2021 and December 31, 2020, respectively.	560	555
Additional paid-in capital	1,142,758	1,126,437
Retained earnings	275,273	172,232
Accumulated other comprehensive income	64,070	56,225
Treasury stock, 6,638,094 and 6,162,350 shares at cost at December 31, 2021 and 2020, respectively	(167,582)	(152,073)
Total stockholders’ equity	1,315,079	1,203,376
Total liabilities and stockholders’ equity	$9,757,249	$8,820,871
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$280,526	$286,583	$340,813
Debt securities	32,132	30,726	29,484
Deposits in financial institutions and Fed Funds sold	589	1,221	5,540
Equity securities and other investments	3,237	3,320	2,949
Total interest and dividend income	316,484	321,850	378,786
Interest expense:
Transaction and savings deposits	6,858	13,233	40,355
Certificates and other time deposits	9,079	23,678	38,675
Advances from FHLB	7,336	10,609	9,984
Subordinated debentures and subordinated notes	12,428	8,532	4,675
Total interest expense	35,701	56,052	93,689
Net interest income	280,783	265,798	285,097
(Benefit) provision for credit losses	(3,349)	56,640	21,514
(Benefit) provision for credit losses on unfunded commitments	(1,481)	9,029	—
Net interest income after provision for credit losses	285,613	200,129	263,583
Noninterest income:
Service charges and fees on deposit accounts	16,742	13,703	14,334
Loan fees	7,607	4,556	7,782
(Loss) gain on sales of securities	(188)	2,615	(1,852)
Gain on sale of mortgage loans held for sale	1,592	1,239	475
Government guaranteed loan income, net	15,760	14,150	4,709
Equity method investment income	5,760	—	—
Other	11,132	11,081	4,632
Total noninterest income	58,405	47,344	30,080
Noninterest expense:
Salaries and employee benefits	94,748	79,453	72,791
Occupancy and equipment	17,263	16,363	16,385
Professional and regulatory fees	12,945	11,729	11,597
Data processing and software expense	9,946	9,213	8,365
Marketing	5,344	3,651	3,259
Amortization of intangibles	10,057	10,790	10,887
Telephone and communications	1,434	1,312	1,847
Merger and acquisition expense	826	—	38,960
COVID expenses	—	1,377	—
Debt extinguishment costs	—	11,307	—
Other	15,149	14,192	13,712
Total noninterest expense	167,712	159,387	177,803
Income before income tax expense	176,306	88,086	115,860
Income tax expense	36,722	14,203	25,121
Net income	$139,584	$73,883	$90,739
Basic earnings per share	$2.83	$1.48	$1.71
Diluted earnings per share	$2.77	$1.48	$1.68
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$139,584	$73,883	$90,739
Other comprehensive income:
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized (losses) gains on debt securities AFS during the period, net	(23,596)	35,400	24,091
Reclassification adjustment for net losses (gains) included in net income	188	(2,623)	1,852
Net unrealized (losses) gains on securities available-for-sale	(23,408)	32,777	25,943

Net unrealized gains on derivative instruments designated as cash flow hedges	33,338	14,657	1,497
Other comprehensive income, before tax	9,930	47,434	27,440
Income tax expense	2,085	10,270	5,449
Other comprehensive income, net of tax	7,845	37,164	21,991
Comprehensive income	$147,429	$111,047	$112,730

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2019	24,253,894	$243	10,000	$(70)	$449,427	$83,968	$(2,930)	$530,638
Issuance of common shares in connection with the acquisition of Green Bancorp, Inc. ("Green"), net of offering costs of $788	29,532,957	295	—	—	630,332	—	—	630,627
Issuance of common stock in connection with the acquisition of Green for vested restricted stock units, net of 25,872 shares for taxes	497,594	5	—	—	12,479	—	—	12,484
Restricted stock units vested, net of 55,946 shares withheld to cover taxes	246,303	3	—	—	(1,349)	—	—	(1,346)
Exercise of employee stock options, net of 13,709 shares withheld to cover taxes	335,832	3	—	—	3,935	—	—	3,938
Stock buyback	(3,802,711)	—	3,802,711	(94,533)	—	—	—	(94,533)
Stock based compensation		—	—	—	21,652	—	—	21,652
Reclassification of liability-classified awards to equity awards	—	—	—	—	1,403	—	—	1,403
Net income	—	—	—	—	—	90,739	—	90,739
Dividends paid	—	—	—	—	—	(26,796)	—	(26,796)
Other comprehensive income	—	—	—	—	—	—	21,991	21,991
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units vested, net of 22,404 shares withheld to cover taxes	111,558	1	—	—	(666)	—	—	(665)
Exercise of employee stock options, net of 100,400 and 145,044 shares withheld to cover taxes and cashless exercise, respectively	501,980	5	—	—	1,132	—	—	1,137
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,349,639)	—	2,349,639	(57,470)	—	—	—	(57,470)
Stock based compensation	—	—	—	—	7,983	—	—	7,983
Net income	—	—	—	—	—	73,883	—	73,883
Dividends paid	—	—	—	—	—	(34,057)	—	(34,057)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	37,164	37,164
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
Restricted stock units vested, net of 23,613 shares withheld to cover taxes	118,454	2	—	—	(579)	—	—	(577)
Exercise of employee stock options, net of 13,015 and 71,089 shares withheld to cover taxes and exercise, respectively	376,851	3	—	—	6,162	—	—	6,165
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(475,744)	—	475,744	(15,509)	—	—	—	(15,509)
Stock based compensation	—	—	—	—	10,573	—	—	10,573
Net income	—	—	—	—	—	139,584	—	139,584
Dividends paid	—	—	—	—	—	(36,543)	—	(36,543)
Other comprehensive income	—	—	—	—	—	—	7,845	7,845
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$139,584	$73,883	$90,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	15,731	15,832	15,933
Net accretion of time deposit premium, debt discount and debt issuance costs	(713)	(1,735)	(8,950)
(Benefit) provision for credit losses	(4,830)	65,669	21,514
Accretion of loan discount	(7,193)	(14,060)	(28,603)
Stock-based compensation expense	10,573	7,983	21,652
Deferred tax expense (benefit)	4,647	(9,384)	9,053
Compensation expense - liability-classified awards	—	—	1,403
Excess tax (benefit) expense from stock compensation	(838)	(1,435)	205
Net amortization of premiums on debt securities	2,885	3,236	2,875
Unrealized loss (gain) on equity securities recognized in earnings	325	(480)	(325)
Change in cash surrender value and mortality rates of Bank Owned Life Insurance ("BOLI")	(339)	(1,940)	(2,010)
Net loss (gain) on sales of securities	188	(2,615)	1,852
Change in fair value of government guaranteed loans using fair value option	(1,845)	2,040	(303)
Gain on sales of mortgage loans held for sale	(1,592)	(1,239)	(475)
Gain on sales of government guaranteed loans	(6,194)	(3,379)	(4,388)
Originations of loans held for sale	(119,989)	(132,842)	(37,166)
Proceeds from sales of loans held for sale	112,606	125,375	34,483
Net impairment on servicing asset	71	368	188
Loss (gain) on sales of OREO	416	(693)	—
Equity method investment income	(5,760)	—	—
Termination of derivatives designated as hedging instruments	43,900	—	—
Loss on sale of branches	—	—	474
Gain on sale of bank premises, furniture and equipment	—	(358)	—
(Increase) decrease in other assets	11,139	(20,546)	2,196
Increase (decrease) in accounts payable and other liabilities	719	3,970	(16,387)
Net cash provided by operating activities	193,491	107,650	103,960
Cash flows from investing activities:

Net cash (paid) received for acquisitions	(55,522)	—	112,710
Cash settlement for sale of held for sale branches	—	—	7,153
Purchases of AFS debt securities	(201,385)	(1,175,050)	(745,297)
Proceeds from sales of AFS debt securities	13,300	113,771	567,718
Proceeds from maturities, calls and pay downs of AFS debt securities	193,227	1,033,779	131,788
Purchases of HTM debt securities	(32,286)	—	(8,084)
Maturity, calls and paydowns on HTM debt securities	3,370	1,793	1,249
Purchases of equity method securities	(54,970)	(2,888)	(23,577)
Purchases of other investments	(1,436)	—	—
Purchases of securities under agreements to resell	(102,288)	—	—
Proceeds from sales of equity securities	—	221	—
Net loans originated	(626,512)	(897,455)	(151,559)
Proceeds from sale of government guaranteed loans	44,912	44,867	69,218
Net additions to bank premises, furniture and equipment	(13,575)	(2,864)	(7,658)
Proceeds from sales of bank premises, furniture and equipment	14,551	2,157	—
Proceeds from sales of OREO and repossessed assets	2,225	7,114	—
Net cash used in investing activities	(816,389)	(874,555)	(46,339)
Cash flows from financing activities:
Net increase (decrease) in deposits	851,468	619,380	(195,761)
Net (decrease) increase in advances from FHLB	(156)	99,848	349,851
Redemption of subordinated debt	(35,000)	(5,000)	—
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	—	123,026	75,000
Net change in securities sold under agreement to repurchase	1,844	(128)	(873)
Proceeds from exercise of employee stock options	6,313	4,301	3,938
Payments to tax authorities for stock-based compensation	(725)	(3,829)	(1,346)
Proceeds from exercise of stock warrants	165	109	—
Purchase of treasury stock	(15,509)	(57,470)	(94,533)
Dividends paid	(36,543)	(34,057)	(26,796)
Net cash provided by financing activities	771,857	746,180	109,480
Net increase (decrease) in cash and cash equivalents	148,959	(20,725)	167,101
Cash and cash equivalents at beginning of year	230,825	251,550	84,449
Cash and cash equivalents at end of year	$379,784	$230,825	$251,550

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. Summary of Significant Accounting Policies
Nature of Organization and Basis of Presentation
In this report, the words, "Veritex," "the Company," "we," "us," and "our" refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word "Holdco" refers to Veritex Holdings, Inc.. The words "the Bank" refers to Veritex Community Bank.

The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 18 branches located in the Dallas-Fort Worth metroplex and 10 branches in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The Texas Department of Banking (the "TDB") and the Board of Governors of the Federal Reserve System (the "Federal Reserve") are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
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

Reclassifications
Certain items in the Company's prior year financial statements were reclassified to conform to the current presentation including the reclassification on the consolidated statements of income from rental income to other income of $2,179 and $2,172 during the years ended December 31, 2020 and 2019, respectively.
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

Cash and Cash Equivalents
Cash and cash equivalents include amounts due from banks, interest-bearing deposits in other banks and federal funds sold.
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

Debt Securities
Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost. Debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as AFS and are carried at fair value. Unrealized gains and losses on debt securities classified as AFS have been accounted for as accumulated other comprehensive income (loss), net of taxes. Management determines the appropriate classification of debt securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts over the period to maturity using a level-yield method, except for premiums on callable debt securities. Realized gains and losses are recorded on the sale of debt securities in noninterest income.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2021, 2020 and 2019.
Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in other noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for equity securities and other investments. Realized gains and losses are recorded on the sale of equity securities in gain (loss) on sales of securities. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2021 and 2020.

ACL – AFS Debt Securities
For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or benefit of) credit loss expense. Losses are charged against the allowance when management believes the non-collectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

ACL – HTM Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses.

Management classifies the HTM portfolio into the following major security types: mortgage-backed securities, collateralized mortgage obligations and municipal securities. All of the mortgage-backed securities and collateralized mortgage obligations held by the Company are issued by U.S. government entities and agencies. These debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of December 31, 2021, the Company had held for sale government guaranteed loans and held for investment PPP loans that the Company has elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had a decrease in fair value for loans the Company elected to carry at fair value of $1,845 for the year ended December 31, 2021 as compared to a decrease in the fair value for loans the Company elected to carry at fair value of $2,040 for the year ended December 31, 2020. There was an increase of $303 in fair value for loans held for sale using the fair value option for the year ended December 31, 2019.

In addition, the Company records upfront costs and fees as incurred that are related to items for which the fair value option is elected through noninterest income. For the years ended December 31, 2021 and 2020, the Company recognized upfront fees of $7,721 and $12,811 on PPP loans through government guaranteed loan income, net, on the consolidated statements of income, respectively. There were minimal upfront fees recognized on loans electing the fair value option for the years ended December 31, 2019.

Gain on Sale of Guaranteed Portion of Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") Loans

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in government guaranteed loan income, net on the consolidated statements of income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $6,194, $3,379, and $4,388, respectively, of gain on sales of government guaranteed loans.

Gain on Sale of Mortgage Loans Held for Sale

Certain mortgage loans held for sale are sold with servicing released. Gains and losses on sales of mortgage loans held for sale are based on the difference between the selling price and the carrying value of the loan sold.

Adoption of New Accounting Standard
On January 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $19,710 of the ACL. The remaining noncredit discount will be accreted into interest income at the effective interest rate. As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
ACL on debt securities HTM	$—	$—	$—
ACL on loans
Construction and land	3,760	3,822	(62)
Farmland	65	61	4
1 - 4 family residential	6,002	1,378	4,624
Multi-family residential	2,593	1,965	628
Owner Occupied Commercial Real Estate ("OOCRE")	13,066	1,978	11,088
Non-Owner Occupied Commercial Real Estate ("NOOCRE")	15,314	8,139	7,175
Commercial	27,729	12,369	15,360
Consumer	442	122	320
ACL on loans	$68,971	$29,834	$39,137

Liabilities:
ACL on OBS credit exposures	$1,718	$878	$840

LHI
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

Acquired Loans

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.

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

ACL - Loans

The ACL is a valuation account that is deducted from the LHI amortized cost basis to present the net amount expected to be collected on LHI.

The Company estimates the ACL on loan held for investment based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

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

The Company measures expected credit losses of financial assets on a collective, or pool, basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. The Company uses a probability of default/loss given default (“PD/LGD”) model to estimate expected credit losses for our PCD loans and pools acquired prior to January 1, 2020.

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

Multi-family residential — This category of loans is primarily secured by non-owner occupied apartment or multifamily residential buildings. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied CRE as they are more sensitive to adverse economic conditions.

OOCRE — This category of loans includes real estate loans for a variety of commercial property types and purposes. The repayment of real estate loans is generally largely dependent on the successful operation of the property securing the loans or the business conducted on the property securing the loan. Real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s real estate portfolio are generally diverse in terms of type and geographic location, throughout the Dallas-Fort Worth metroplex and Houston metropolitan area. This diversity helps reduce the exposure to adverse economic events that may affect any single market or industry.

NOOCRE — This category of loans includes investment real estate loans that are primarily secured by office and industrial buildings, retail shopping centers and various special purpose properties. Generally, these types of loans are thought to involve a greater degree of credit risk than OOCRE as they are more sensitive to adverse economic conditions.

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

Troubled-debt Restructurings (TDRs)

From time to time, the Company may modify its loan agreement with a borrower. A modified loan is considered a TDR, using Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. The ACL on a TDR is measured using the same method as all other LHI except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. In addition, when management has a reasonable expectation of executing a TDR, the expected effect of the modification is included in the estimate of the ACL.

Contractual Term

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR.

Discounted Cash Flow Method

The Company uses the DCF method to estimate expected credit losses for the CRE, construction and land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailment rates, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts Texas unemployment as a loss driver. Management also utilizes and forecasts either one-year percentage change in Texas gross domestic product or one-year percentage change in the CRE property index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment and time to recovery) produces an expected cash flow stream at the instrument level. An ACL is established for the difference between the instrument’s undiscounted cash flows and amortized cost basis. The ACL is further refined for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Loan Commitments and ACL on Off-Balance Sheet Credit Exposures
Financial instruments include OBS credit instruments, such as commitments to make loans, MW commitments and standby and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for OBS loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

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

Transfers of Financial Assets

Transfers of financial assets (generally consisting of sales of loans held for sale and loan participation with unaffiliated banks) are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

The Company had $60,730 in equity method investments as of December 31, 2021 reported in “other assets” in the consolidated balance sheets. The Company’s proportionate share of the income (loss) resulting from these investments for the year ended December 31, 2021 was $5,760 and is reported under the line item captioned “equity method investment income (loss)” in the Company’s consolidated statements of income.

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2021, 2020 and 2019.

Leases
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

OREO
OREO represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Bank’s recorded investment in the related loan, a write-down is recognized through a charge to the ACL. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in noninterest income in the Company's consolidated statements of income. Death benefit proceeds in excess of cash surrender are recorded when realized in noninterest income in the Company's consolidated statements of income.
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
The Company performed its annual goodwill impairment test as of October 31, 2021 using a qualitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment. Management will continue to monitor events that could impact this conclusion in the future.

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

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2021, 2020 and 2019.
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
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $5,344, $3,651 and $3,259 in 2021, 2020 and 2019, respectively.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2021 and 2020, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “interest expense” and penalties related to income taxes in “other expense” on its Consolidated Statements of Income. The Company recorded $126, $143 and $309 of interest or penalties related to income tax for the years ended December 31, 2021, 2020 and 2019, respectively. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2018 and state income tax examinations for tax years prior to 2017.

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
The Company’s primary sources of revenue are derived from interest and dividends earned on loans, debt and equity securities and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of AFS debt securities, net of tax, and the net effect of changes in fair value of derivative instruments designated as cash flow hedges. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.

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
Earnings Per Share ("EPS")
EPS are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Earnings (numerator)
Net income	$139,584	$73,883	$90,739
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	49,405	49,883	53,154
Dilutive effect of employee stock-based awards	947	153	824
Adjusted weighted average shares outstanding	50,352	50,036	53,978
EPS:
Basic	$2.83	$1.48	$1.71
Diluted	$2.77	$1.48	$1.68

For the year ended December 31, 2021, there were 29 antidilutive restricted stock units ("RSUs") excluded from the diluted EPS weighted average shares. For the year ended December 31, 2020, there were 1,481 antidilutive shares excluded from the diluted EPS weighted average shares, 1,137 of these relate to antidilutive stock options and the remaining 344 relate to antidilutive RSUs. For the year ended December 31, 2019 there were no antidilutive shares excluded from the diluted EPS weighted average shares.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,139	$58,236	$88,175
Cash paid for income taxes	14,349	40,690	24,100
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability	$6,232	$4,123	$9,380
Contingent consideration in connection with acquisitions	5,000	—	—
Reclassification of deferred offering costs paid in 2018 from other assets to additional paid-in-capital	—	—	788
Subordinated debt issuance costs accrued but not yet paid in 2019	—	—	315
Reclassification of lease intangibles, cease-use liability and deferred rent liability to ROU asset upon adoption of ASC 842	—	—	(48)
Net foreclosure of OREO and repossessed assets	334	2,764	5,995
LHI transferred to loans held for sale	10,890	4,511	—
Reclassification of branch assets held for sale to LHI	—	—	26,171
Reclassification of branch liabilities held for sale to interest-bearing transaction and savings deposits	—	—	1,713

	Year Ended December 31,
	2021	2020	2019
Noncash assets acquired[1]
Debt securities	$—	$—	$660,792
Equity securities	—	—	12,322
FHLB and FRB stock	—	—	29,490
Loans held for sale	—	—	9,360
LHI	29,338	—	3,245,248
Accrued interest receivable[2]	—	—	11,395
Bank-owned life insurance	—	—	56,841
Bank premises, furniture and equipment	—	—	36,855
Investment in unconsolidated subsidiaries	—	—	666
Other real estate owned	—	—	—
Intangible assets, net	13,913	—	65,718
Goodwill	32,931	—	209,393
Other assets	690	—	11,124
Right of use asset[2]	—	—	9,373
Deferred taxes[2]	—	—	11,783
Current taxes[2]	—	—	1,812
Assets held for sale	—	—	85,307
Total assets	$76,872	$—	$4,457,479
Noncash liabilities assumed[1]
Noninterest-bearing deposits	$—	$—	$825,364
Interest-bearing deposits	—	—	1,300,825
Certificates and other time deposits	—	—	1,346,915
Accounts payable and other liabilities	16,350	—	26,491
Lease liability[3]	—	—	9,373
Accrued interest payable	—	—	5,181
Securities sold under agreements to repurchase	—	—	3,226
Advances from FHLB	—	—	300,000
Subordinated debentures and subordinated notes	—	—	56,233
Liabilities held for sale	—	—	52,682
Total liabilities	$16,350	$—	$3,926,290
Total equity
29,532,957 shares of common stock exchanged in connection with Green	$—	$—	$631,415
497,594 share of common stock exchanged in connection with Green vested RSUs	$—	$—	$5,801
1 Noncash assets acquired and noncash liabilities assumed during 2021 related to our acquisition of NAC and 2019 related to our acquisition of Green.
2 Accrued interest receivable, right of use asset, deferred taxes and current taxes are included in "Other assets" in our consolidated balance sheets for the year ended December 31, 2019.
3 Lease liability is included in "Accounts payable and other liabilities" in the Company's consolidated balance sheets for the year ended December 31, 2019.

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

4. Share Transactions

The Company's Board of Directors (the “Board”) has authorized the purchase of up to $250,000 of the Company's outstanding common stock under a stock buyback program (the "Stock Buyback Program") with an expiration date of December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (“SEC”). The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board at any time prior to its expiration.

	Year Ended December 31,
	2021	2020
Number of shares repurchased	475,744	2,349,639
Weighted average price per share	$32.36	$24.51

5. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $11,038 and $11,363 at December 31, 2021 and 2020, respectively. No gains or losses on equity securities with a readily determinable fair value were realized during the year ended December 31, 2021 or 2019. The Company realized a loss of $8 on equity securities with a readily determinable fair value during the year ended December 31, 2020.
The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2021	2020	2019
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(325)	$480	$325
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $4,355 and $3,575 at December 31, 2021 and 2020, respectively.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$198,396	$10,294	$178	$—	$208,512
Municipal securities	116,100	8,261	431	—	123,930
Mortgage-backed securities	124,230	4,326	1,489	—	127,067
Collateralized mortgage obligations	424,174	12,240	2,350	—	434,064
Asset-backed securities	53,466	1,616	519	—	54,563
Collateralized loan obligations	45,089	—	167	—	44,922
	$961,455	$36,737	$5,134	$—	$993,058

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$25,767	$45	$508	$—	$25,304
Collateralized mortgage obligations	5,490	560	—	—	6,050
Municipal securities	28,179	2,015	102	—	30,092
	$59,436	$2,620	$610	$—	$61,446

The Company did not transfer any debt securities from AFS to HTM at fair value during the year ended December 31, 2021.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$173,050	$6,417	$1,297	$—	$178,170
Municipal securities	115,533	10,129	6	—	125,656
Mortgage-backed securities	240,320	16,047	42	—	256,325
Collateralized mortgage obligations	388,080	20,895	66	—	408,909
Asset-backed securities	52,335	2,934	—	—	55,269
	$969,318	$56,422	$1,411	$—	$1,024,329

		Gross	Gross
	Amortized	Unrealized	Unrealized
HTM	Cost	Gains	Losses	ACL	Fair Value
Mortgage-backed securities	$6,982	$849	$—	$—	$7,831
Collateralized mortgage obligations	1,620	103	—	—	1,723
Municipal securities	22,270	2,459	—	—	24,729
	$30,872	$3,411	$—	$—	$34,283

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$7,072	$178	$—	$—	$7,072	$178
Municipal securities	12,704	194	4,350	237	17,054	431
Mortgage-backed securities	40,276	1,283	4,677	206	44,953	1,489
Collateralized mortgage obligations	106,063	2,350	—	—	106,063	2,350
Asset-backed securities	11,265	519	—	—	11,265	519
Collateralized loan obligations	44,922	167	—	—	44,922	167
	$222,302	$4,691	$9,027	$443	$231,329	$5,134

HTM
Mortgage-backed securities	$24,214	$508	$—	$—	$24,214	$508
Municipal securities	4,583	102	—	—	4,583	102
	$28,797	$610	$—	$—	$28,797	$610

	December 31, 2020
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$31,953	$1,297	$—	$—	$31,953	$1,297
Municipal securities	2,667	6	—	—	2,667	6
Mortgage-backed securities	34,402	108	—	—	34,402	108
	$69,022	$1,411	$—	$—	$69,022	$1,411

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
The number of AFS debt securities in an unrealized loss position totaled 34 and 11 at December 31, 2021 and December 31, 2020, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The amortized costs and estimated fair values of AFS debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2021
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$5,201	$5,241	$—	$—
Due from five years to ten years	178,203	186,972	3,849	4,115
Due after ten years	131,092	140,229	24,330	25,977
	314,496	332,442	28,179	30,092
Mortgage-backed securities and collateralized mortgage obligations	548,404	561,131	31,257	31,354
Asset-backed securities	53,466	54,563	—	—
Collateralized loan obligations	45,089	44,922	—	—
	$961,455	$993,058	$59,436	$61,446

	December 31, 2020
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$4,935	$5,139	$—	$—
Due from five years to ten years	154,576	158,510	3,334	3,591
Due after ten years	129,072	140,177	18,936	21,138
	288,583	303,826	22,270	24,729
Mortgage-backed securities and collateralized mortgage obligations	628,400	665,234	8,602	9,554
Asset-backed securities	52,335	55,269	—	—
	$969,318	$1,024,329	$30,872	$34,283

Proceeds from sales of debt securities AFS and gross realized gains and losses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
	2021	2020	2019
Proceeds from sales	$13,300	$113,771	$567,718
Gross realized gains	—	2,879	532
Gross realized losses	188	256	2,384
As of December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. As further explained in Note 12, Advances from the FHLB, there was a blanket floating lien on all debt securities to secure FHLB advances as of December 31, 2021 and December 31, 2020.

6. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2021	2020
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,062,144	$693,030
Farmland	55,827	13,844
1 - 4 family residential	542,566	524,344
Multi-family residential	310,241	424,962
OOCRE	665,537	717,472
NOOCRE	2,120,309	1,904,132
Commercial	2,006,876	1,559,546
MW	565,645	577,594
Consumer	11,998	13,000
	7,341,143	6,427,924

Deferred loan fees, net	(9,489)	(2,468)
ACL	(77,754)	(105,084)
LHI carried at amortized cost, net	$7,253,900	$6,320,372

LHI, carried at fair value:
PPP Loans	$53,369	$358,042

Total LHI, net	$7,307,269	$6,678,414
Included in the total LHI, net, as of December 31, 2021 and 2020 is an accretable discount related to purchased performing and PCD loans acquired within a business combination in the approximate amounts of $8,657 and $15,526, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in total LHI, net, as of December 31, 2021 and 2020 is a discount on retained loans from sale of originated SBA loans of $3,430 and $3,215, respectively.
LHI, PPP loans, carried at fair value
Included in total LHI, net, as of December 31, 2021 and 2020, was $53,369 and $358,042, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income and net gain (loss) due to the change in the fair value of PPP loans which are included in government guaranteed loan income, net on the Company's consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the Company's consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
PPP fee income	$7,721	$12,811
Net gain (loss) due to the change in fair value	1,531	(1,799)
These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of December 31, 2021 we believe a majority of the Company’s PPP loans will meet such criteria.

ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the ACL related to LHI is as follows:

	December 31, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit loss (benefit) expense non-PCD loans	(547)	131	(2,153)	(3,567)	(2,325)	(7,490)	(9,510)	(401)	(25,862)
Credit loss expense PCD loans	72	—	302	—	3,721	10,737	7,622	59	22,513
Charge-offs	—	—	(379)	—	(2,400)	(7,936)	(15,576)	(99)	(26,390)
Recoveries	—	—	64	—	500	—	1,542	303	2,409
Ending Balance	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754

	December 31, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,821	$62	$2,143	$1,200	$1,991	$8,126	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adoption ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss expense non-PCD loans	4,554	(10)	1,720	4,403	4,364	15,397	24,413	(178)	54,663
Credit loss expense PCD loans	(545)	—	(378)	—	(5,303)	7,404	817	(18)	1,977
Charge-offs	—	—	(18)	—	(2,421)	(2,865)	(15,507)	(162)	(20,973)
Recoveries	—	—	57	—	—	—	102	287	446
Ending Balance	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084

	December 31, 2019
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$2,186	$58	$1,614	$361	$1,393	$5,070	$8,554	$19	$19,255
Credit Loss Expense	1,635	4	619	839	598	3,056	14,487	276	21,514
Charge-offs	—	—	(157)	—	—	—	(10,898)	(265)	(11,320)
Recoveries	—	—	67	—	—	—	226	92	385
Ending Balance	$3,821	$62	$2,143	$1,200	$1,991	$8,126	$12,369	$122	$29,834
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of December 31, 2021 and 2020.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2021:

	December 31, 2021		December 31, 2020
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
Real estate:
1 - 4 family residential	$—	$—	$199	$11
NOOCRE	17,908	7,808	16,080	—
Commercial	1,702	—	8,666	4,668
Consumer	1,063	—	143	50
Total	$20,673	$7,808	$25,088	$4,729
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
Nonaccrual loans, aggregated by class of loans, as of December 31, 2021 and 2020, were as follows:

	December 31, 2021		December 31, 2020
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$990	$990	$3,308	$3,199
OOCRE	14,236	13,824	6,266	5,645
NOOCRE	17,978	191	40,830	19,213
Commercial	15,267	4,207	29,318	1,015
Consumer	1,216	1,216	1,374	1,220
Total	$49,687	$20,428	$81,096	$30,292
There were $11,056 and $1,508 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at December 31, 2021 and 2020.
During the year ended December 31, 2021 and 2020, interest income not recognized on non-accrual loans, excluding PCD/PCI loans, was $2,718 and $3,368, respectively.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2021 and 2020 is as follows:

	December 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$1,059,796	$2,348	$1,062,144	$—
Farmland	—	—	—	—	55,827	—	55,827	—
1 - 4 family residential	2,073	—	1,008	3,081	538,307	1,178	542,566	24
Multi-family residential	—	—	—	—	310,241	—	310,241	—
OOCRE	4,538	965	11,622	17,125	620,848	27,564	665,537	—
NOOCRE	936	—	192	1,128	2,100,981	18,200	2,120,309	—
Commercial	1,525	4,395	3,708	9,628	1,988,622	8,626	2,006,876	191
MW	—	—	—	—	565,645	—	565,645	—
Consumer	135	105	1,082	1,322	10,499	177	11,998	20
	$9,207	$5,465	$17,612	$32,284	$7,250,766	$58,093	$7,341,143	$235
(1) Loans 90 days past due and still accruing excludes $9,345 of pooled PCD loans and $206 of PPP loans as of December 31, 2021.

	December 31, 2020
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing (1)
Real estate:
Construction and land	$—	$—	$—	$—	$690,345	$2,685	$693,030	$—
Farmland	—	—	—	—	13,844	—	13,844	—
1 - 4 family residential	2,338	122	4,802	7,262	508,341	8,741	524,344	1,670
Multi-family residential	—	—	—	—	424,962	—	424,962	—
OOCRE	2,278	2,143	2,814	7,235	672,246	37,991	717,472	1,280
NOOCRE	7,675	2,911	17,586	28,172	1,832,784	43,176	1,904,132	—
Commercial	1,983	1,431	20,360	23,774	1,516,312	19,460	1,559,546	1,230
MW	—	—	—	—	577,594	—	577,594	—
Consumer	75	77	1,338	1,490	11,308	202	13,000	24
	$14,349	$6,684	$46,900	$67,933	$6,247,736	$112,255	$6,427,924	$4,204
(1) Loans 90 days past due and still accruing excludes $32,627 of pooled PCD loans as of December 31, 2020 that transitioned upon adoption of ASC 326. Refer to Note 1 for further discussion.

Loans 90 days past due and still accruing interest were $235 and $4,204 as of December 31, 2021 and December 31, 2020, respectively. These loans are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $25,518 and $29,157 as of December 31, 2021 and 2020, respectively.

The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the twelve months ended December 31, 2021. There was one new TDR during the year ended December 31, 2021, which has since paid off and thirteen new TDRs during the year ended December 31, 2020. The Company did not grant principal reductions or interest rate concessions on any TDRs during the twelve months ended December 31, 2021. The terms of certain loans modified as TDRs during the year ended December 31, 2021 and December 31, 2020 are summarized in the following tables:

	During the year ended December 31, 2020
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
OOCRE	$5,326	$—	$5,326	5
NOOCRE	—	19,454	19,454	4
Commercial	1,419	1,345	2,764	4
Total	$6,745	$20,799	$27,544	13
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the years ended December 31, 2021 and 2020. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
During the years ended December 31, 2021 and 2020, interest income that would have been recorded on TDR loans had the terms of the loans not been modified was $778 and $1,537, respectively.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of December 31, 2021 or December 31, 2020.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction and land:
Pass	$389,420	$453,262	$116,855	$57,637	$5,741	$29,182	$4,631	$1,163	$1,057,891
Special mention	—	1,593	—	312	—	—	—	—	1,905
PCD	—	—	—	—	—	2,348	—	—	2,348
Total construction and land	$389,420	$454,855	$116,855	$57,949	$5,741	$31,530	$4,631	$1,163	$1,062,144

Farmland:
Pass	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827
Total farmland	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827

1 - 4 family residential:
Pass	$191,333	$101,377	$54,826	$59,861	$27,743	$85,661	$12,659	$6,025	$539,485
Special mention	—	—	—	—	—	352	—	—	352
Substandard	—	—	—	—	81	903	567	—	1,551
PCD	—	—	—	—	—	1,178	—	—	1,178
Total 1-4 family residential	$191,333	$101,377	$54,826	$59,861	$27,824	$88,094	$13,226	$6,025	$542,566

Multi-family residential:
Pass	$67,979	$59,239	$54,321	$68,531	$11,815	$27,020	$49	$—	$288,954
Special mention	—	—	—	21,287	—	—	—	—	21,287
Total multi-family residential	$67,979	$59,239	$54,321	$89,818	$11,815	$27,020	$49	$—	$310,241

OOCRE:
Pass	$114,413	$111,516	$56,964	$73,112	$54,921	$174,500	$2,986	$2,965	$591,377
Special mention	2,420	—	1,052	—	—	6,232	—	—	9,704
Substandard	—	412	—	25,440	781	10,259	—	—	36,892
PCD	—	1,377	—	—	6,567	19,620	—	—	27,564
Total OOCRE	$116,833	$113,305	$58,016	$98,552	$62,269	$210,611	$2,986	$2,965	$665,537

NOOCRE:
Pass	$628,140	$298,091	$254,566	$319,359	$56,710	$336,713	$5,861	$23,015	$1,922,455
Special mention	—	613	1,685	29,469	16,354	48,952	—	489	97,562
Substandard	—	48	1,775	26,209	1,581	52,479	—	—	82,092
PCD	—	—	—	13,620	—	4,580	—	—	18,200
Total NOOCRE	$628,140	$298,752	$258,026	$388,657	$74,645	$442,724	$5,861	$23,504	$2,120,309

Commercial:
Pass	$430,213	$187,370	$124,798	$65,186	$40,254	$52,491	$968,229	$19,130	$1,887,671
Special mention	7,958	2,341	149	15,136	1,069	3,368	3,482	2,589	36,092
Substandard	15,662	5,843	6,286	14,908	4,167	2,779	20,500	4,342	74,487
PCD	—	—	—	315	1,785	6,526	—	—	8,626

Total commercial	$453,833	$195,554	$131,233	$95,545	$47,275	$65,164	$992,211	$26,061	$2,006,876

MW:
Pass	$—	$—	$—	$—	$—	$—	$564,850	$250	$565,100
Substandard	—	—	—	—	—	—	545	—	545
Total MW	$—	$—	$—	$—	$—	$—	$565,395	$250	$565,645

Consumer:
Pass	$3,362	$1,566	$512	$408	$2,777	$784	$1,006	$25	$10,440
Special mention	—	—	—	—	65	14	—	—	79
Substandard	—	—	22	—	177	39	1,064	—	1,302
PCD	—	—	—	—	24	153	—	—	177
Total consumer	$3,362	$1,566	$534	$408	$3,043	$990	$2,070	$25	$11,998

Total Pass	$1,841,709	$1,241,076	$662,869	$647,461	$202,918	$708,994	$1,561,600	$52,573	$6,919,200
Total Special Mention	10,378	4,547	2,886	66,204	17,488	58,918	3,482	3,078	166,981
Total Substandard	15,662	6,303	8,083	66,557	6,787	66,459	22,676	4,342	196,869
Total PCD	—	1,377	—	13,935	8,376	34,405	—	—	58,093
Total	$1,867,749	$1,253,303	$673,838	$794,157	$235,569	$868,776	$1,587,758	$59,993	$7,341,143
1 Term loans amortized cost basis by origination year excludes $9,489 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2020
Construction and land:
Pass	$155,358	$282,497	$179,372	$11,791	$9,938	$27,147	$21,066	$—	$687,169
Special mention	—	—	2,666	—	—	—	—	—	2,666
Substandard	—	—	510	—	—	—	—	—	510
PCD	—	—	—	—	—	2,685	—	—	2,685
Total construction and land	$155,358	$282,497	$182,548	$11,791	$9,938	$29,832	$21,066	$—	$693,030

Farmland:
Pass	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844
Total farmland	$867	$972	$3,367	$3,688	$—	$3,656	$1,294	$—	$13,844

1 - 4 family residential:
Pass	$120,580	$79,617	$91,890	$49,338	$31,936	$115,797	$19,065	$2,968	$511,191
Special mention	—	1,077	154	760	—	687	—	—	2,678
Substandard	—	—	142	668	—	—	924	—	1,734
PCD	—	—	—	—	—	8,741	—	—	8,741
Total 1 - 4 family residential	$120,580	$80,694	$92,186	$50,766	$31,936	$125,225	$19,989	$2,968	$524,344

Multi-family residential:
Pass	$107,332	$106,559	$139,721	$18,722	$32,672	$7,218	$58	$—	$412,282
Special mention	—	—	12,680	—	—	—	—	—	12,680
Total multi-family residential	$107,332	$106,559	$152,401	$18,722	$32,672	$7,218	$58	$—	$424,962

OOCRE:
Pass	$113,741	$65,262	$75,940	$79,253	$79,202	$176,668	$5,532	$—	$595,598

Special mention	—		948		22,725	3,701	12,860	4,326	—	—	44,560
Substandard	370		—		10,579	3,830	11,315	6,822	201	6,206	39,323
PCD	—		—		—	—	7,951	30,040	—	—	37,991
Total OOCRE	$114,111		$66,210		$109,244	$86,784	$111,328	$217,856	$5,733	$6,206	$717,472

NOOCRE:
Pass	$361,246		$255,976		$445,079	$90,738	$174,893	$309,572	$13,413	$—	$1,650,917
Special mention	101		31,714		37,572	19,262	25,997	37,951	493	—	153,090
Substandard	1,226	0	9,850	0	4,562	4,108	—	23,098	14,105	—	56,949
PCD	—		—		18,744	—	6,652	17,780	—	—	43,176
Total NOOCRE	$362,573		$297,540		$505,957	$114,108	$207,542	$388,401	$28,011	$—	$1,904,132

Commercial:
Pass	$251,004		$158,158		$112,961	$50,734	$19,821	$41,856	$758,832	$13,400	$1,406,766
Special mention	1,306		2,539		8,224	10,033	1,201	2,165	26,922	3,670	56,060
Substandard	722		4,487		23,245	3,772	7,216	2,083	30,460	5,275	77,260
PCD	—		—		—	3,382	4,196	11,882	—	—	19,460
Total commercial	$253,032		$165,184		$144,430	$67,921	$32,434	$57,986	$816,214	$22,345	$1,559,546

MW:
Pass	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594
Total MW	$—		$—		$—	$—	$—	$—	$577,594	$—	$577,594

Consumer:
Pass	$2,489		$1,216		$1,038	$3,899	$887	$353	$1,475	$—	$11,357
Special mention	—		—		—	—	25	227	—	—	252
Substandard	—		—		—	60	—	66	1,063	—	1,189
PCD	—		—		—	36	—	166	—	—	202
Total consumer	$2,489		$1,216		$1,038	$3,995	$912	$812	$2,538	$—	$13,000

Total Pass	$1,112,617		$950,257		$1,049,368	$308,163	$349,349	$682,267	$1,398,329	$16,368	$5,866,718
Total Special Mention	1,407		36,278		84,021	33,756	40,083	45,356	27,415	3,670	271,986
Total Substandard	2,318		14,337		39,038	12,438	18,531	32,069	46,753	11,481	176,965
Total PCD	—		—		18,744	3,418	18,799	71,294	—	—	112,255
Total	$1,116,342		$1,000,872		$1,191,171	$357,775	$426,762	$830,986	$1,472,497	$31,519	$6,427,924
1 Term loans amortized cost basis by origination year excludes

$2,468 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $509,977 and $264,019 as of December 31, 2021 and 2020, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$3,363	$3,113
Servicing assets acquired through acquisition	13,913	—
Increase from loan sales	1,330	1,121
Servicing asset impairment, net of recoveries	(71)	(368)
Amortization charged as a reduction to income	(830)	(503)
Balance at year-end	$17,705	$3,363
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2021 and 2020 there was a valuation allowance of $628 and $556, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2021 and 2020.
During the years ended December 31, 2021, 2020 and 2019, the Bank sold $40,001, $41,488 and $64,830, respectively, of SBA LHI resulting in a gain of $4,911, $3,379 and $4,388, respectively. The gain on sale of SBA loans is recorded in government guaranteed loan income, net in the Company's consolidated statements of income.
7. Bank Premises, Furniture and Equipment
Bank premises, furniture and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2021	2020
Building and improvements	$53,955	$61,035
Site improvements	2,903	3,303
Tenant improvements	779	779
Leasehold improvements	7,358	5,923
Land	38,709	44,078
Furniture, fixtures and equipment	25,662	17,751
Construction in progress	1,464	630
	130,830	133,499
Less accumulated depreciation and amortization	21,559	18,436
	$109,271	$115,063
The Company recorded depreciation and amortization expense of approximately $3,123, $4,535 and $3,911 for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Leases
Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities, included in other assets and accounts payable and other liabilities, respectively, on the Company’s consolidated balance sheets. The Company does not currently have finance leases in which it is the lessee.
    Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy and equipment expense in the consolidated statements of income.
    The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to eight years. Certain lease arrangements contain extension options which typically range from five to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2021, operating lease ROU assets and liabilities were $17,060 and $18,023, respectively. As of December 31, 2020, operating lease ROU assets and liabilities were $14,875 and $15,601, respectively, and is recorded in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.
    The table below summarizes the Company’s net lease cost:

	For the Year Ended December 31,
	2021	2020
Operating lease cost	$4,298	$4,131
Variable lease cost	641	810
Net lease cost	$4,939	$4,941

    The table below summarizes other information related to the Company’s operating leases:

	For the Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,051	$3,994
Weighted-average remaining lease term - operating leases, in years	6.0 years	3.3 years
Weighted-average discount rate - operating leases	1.94%	1.56%

    A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2021
Lease payments due:
Within one year	$4,107
After one but within two years	3,879
After two but within three years	3,478
After three but within four years	2,637
After four but within five years	1,680
After five years	3,991
Total undiscounted cash flows	19,772
Less: Discount on cash flows	(1,749)
Total lease liability	$18,023

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

9. Intangible Assets
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2021
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	5.0 years	$81,769	$—	$33,771	$47,998
Servicing asset	7.2 years	22,090	627	3,758	17,705
Intangible lease assets	1.3 years	4,779	—	4,465	314
		$108,638	$627	$41,994	$66,017

	December 31, 2020
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	6.0 years	$81,769	$—	$24,011	$57,758
Servicing asset	7.4 years	6,847	556	2,928	3,363
Intangible lease assets	1.4 years	4,779	—	4,167	612
		$93,395	$556	$31,106	$61,733

For the years ended December 31, 2021, 2020 and 2019, amortization expense related to intangible assets of approximately $10,888, $11,297 and $12,022, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. For the years ended December 31, 2021 and 2020, a valuation allowance related to intangible assets was $627 and $556, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2021 was as follows:

Year	Amount
2022	$12,453
2023	12,262
2024	12,199
2025	11,863
2026	11,777
Thereafter	5,463
$66,017

10. Goodwill
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2021	2020
Balance at beginning of year	$370,840	$370,840
North Avenue Capital, LLC acquisition (preliminary)	32,931	—
Balance at end of year	$403,771	$370,840

11. Deposits
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2021	2020
Noninterest-bearing demand accounts	$2,510,723	$2,097,099
Interest-bearing demand accounts	579,406	453,111
Savings accounts	128,062	106,820
Limited access money market accounts	2,568,844	2,398,525
Certificates of deposit, greater than $250	651,345	827,594
Certificates of deposit, less than $250	925,235	629,697
Total	$7,363,615	$6,512,846

As of December 31, 2021, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2022	$1,017,162
2023	523,160
2024	21,234
2025	11,200
2026	3,824
Total	$1,576,580
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $2,128 and $106 as of December 31, 2021 and 2020, respectively. Brokered deposits at December 31, 2021 and 2020 totaled approximately $182,303 and $199,801, respectively.

12. Advances from the FHLB
Advances from the FHLB totaled $777,562 and $777,718 at December 31, 2021 and 2020, respectively. As of December 31, 2021, the advances were collateralized by a blanket floating lien on certain debt securities and loans, had a weighted average rate of 0.94% and mature on various dates from 2022 to 2035. The Company had the availability to borrow additional funds of approximately $777,466 as of December 31, 2021.
Contractual maturities of FHLB advances at December 31, 2021 were as follows:

2022	$27,562
2025 and thereafter	750,000
Total	$777,562

13. Other Credit Extensions
As of December 31, 2021 the Company maintained five credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $175,000. As of December 31, 2020, the Company maintained five credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $175,000. There were no borrowings under these credit facilities as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $995,139 and $871,485, respectively. Approximately $805,747 and $94,222 of commercial loans were pledged as collateral at December 31, 2021 and 2020, respectively. There were no borrowings under this line of credit as of December 31, 2021 and 2020.

14. Borrowed Funds
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2021	2020
Junior subordinated debentures (1)	$30,465	$30,244
Subordinated notes (2)	197,299	232,534
	$227,764	$262,778
(1) Junior subordinated debentures are net of a discount of $3,403 and 3,624 as of December 31, 2021 and 2020, respectively.
(2) Subordinated notes include a premium of $1,038 as of December 31, 2020 and debt issuance costs of $2,701 and $3,504 as of December 31, 2021 and 2020, respectively. Subordinated notes include no premium as of December 31, 2021 as the Company paid off the related subordinated debt during the year ended December 31, 2021.

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

The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2021 and 2020 was 2.05% and 2.07%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2021 and 2020 was 4.13% and 4.23%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2021 and 2020 was 1.97% and 2.09%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2021 and 2020 was 2.00% and 2.02%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
In connection with the issuance of the Notes, the Company issued warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $11.00 per share, exercisable at any time, in whole or in part, prior to December 31, 2023. The fair value of the warrants was calculated at $0.80 and was recorded as additional paid-in capital, and the related debt discount was being accreted into interest expense. 10,000 warrants were exercised in the year ended December 31, 2020, for an exercise price of $110,000. 15,000 warrants were exercised on September 28, 2021, for an exercise price of $165,000.
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

During the floating rate period from December 15, 2021, to but excluding the maturity date or date of earlier redemption, the 8.50% Fixed-to-Floating Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The 8.50% Fixed-to-Floating Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Bank. The Company may elect to redeem the 8.50% Fixed-to-Floating Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the 8.50% Fixed-to-Floating Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of insolvency or reorganization. The 8.50% Fixed-to-Floating Notes were redeemed in whole on December 16, 2021.

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

15. Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit):
Current	$32,075	$23,587	$16,068
Deferred	4,647	(9,384)	9,053
	$36,722	$14,203	$25,121

The table below reconciles income tax expense for the years ended December 31, 2021, 2020 and 2019 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal income tax expense rate at 21% for December 31, 2021, 2020 and 2019	$37,024	$18,498	$24,330
Bank-owned life insurance	(852)	(407)	(422)
Non-deductible transaction costs	78	—	308
Tax exempt interest income	(545)	(452)	(391)
Impact of IRS Settlement	—	—	(1,556)
Deferred tax true up	24	(1,181)	—
162(m) Disallowance	504	65	1,512
State Taxes	1,039	902	760
Excess benefit on share-based compensation	(838)	(1,435)	205
Net Operating Loss ("NOL") Carryback	—	(1,799)	—
Other	288	12	375
Total income tax expense	$36,722	$14,203	$25,121
Effective tax rate	20.8%	16.1%	21.7%

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
ACL	$18,274	$24,324
Equity compensation	4,111	3,390
Purchase premium/loan discounts	1,555	2,945
Bonuses	3,036	1,437
Lease liability	3,785	3,276
Deferred fee income	1,967	65
Purchase securities	2,507	2,905
Other	1,317	2,399
Total deferred tax assets	36,552	40,741
Deferred tax liabilities:
Intangibles	10,372	11,911
Bank premises and equipment	5,773	4,036
ROU asset	3,583	3,124
Net unrealized gain on AFS debt securities and derivative instruments	17,030	14,944
Other	1,864	2,063
Total deferred tax liabilities	38,622	36,078
Net deferred tax (liability) asset	$(2,070)	$4,663
Included within other assets in the Company's consolidated balance sheet as of December 31, 2021 is a current tax receivable of $9,366 and included within other liabilities is a net deferred tax liability of $2,070. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2021 is a $806 current state tax payable. Included in the Company's consolidated balance sheets as of December 31, 2020 is a current tax receivable of $25,520 and a net deferred tax asset of $4,663 in other assets. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2020 is a $270 current state tax payable.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2021, 2020 and 2019. During the year ending December 31, 2020, the Company recorded an uncertain tax position liability for state nexus tax exposure of $549 in accounts payable and other liabilities in the accompanying consolidated balance sheets. During the year ending December 31, 2019, the Company recorded an uncertain tax position associated with the acquisition of Green and subsequently reached a settlement with the taxing authority.

	December 31
	2021	2020	2019
Unrecognized tax benefits at the beginning of the year:	$549	$—	$—
Gross increases, related to tax positions taken in a prior period	—	281	2,155
Gross decreases, related to tax positions taken in a prior period	(101)	—	—
Gross increases, related to tax positions taken in current period	55	268	—
Settlement with taxing authority	—	—	(2,155)
Unrecognized tax benefits at the end of the year	$503	$549	$—

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2021, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2018 and state income tax examinations for tax years prior to 2017.

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
Assets and liabilities measured at fair value on a recurring basis include the following:
AFS Debt Securities:  Debt securities classified as AFS are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Equity Security With a Readily Determinable Fair Value: This investment represents our CRA security which is reported at fair value utilizing a Level 1 input which includes a quoted price in an active market for the identical asset.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$993,058	$—	$993,058
Equity securities with a readily determinable fair value	11,038	—	—	11,038
PPP Loans	—	53,369	—	53,369
Loans held for sale (1)	—	9,867	—	9,867
Interest rate swap designated as hedging instruments	—	7,001	—	7,001
Correspondent interest rate swaps not designated as hedging instruments	—	1,527	—	1,527
Customer interest rate swaps not designated as hedging instruments	—	3,261	—	3,261
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$1,404	$—	$1,404
Correspondent interest rate swaps not designated as hedging instruments	—	3,498	—	3,498
Customer interest rate caps and collars not designated as hedging instruments	—	1,442	—	1,442
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,024,329	$—	$1,024,329
Equity securities with a readily determinable fair value	11,363	—	—	11,363
PPP Loans	—	358,042	—	358,042
Loans held for sale (1)	—	6,681	—	6,681
Interest rate swap designated as hedging instruments	—	17,543	—	17,543
Customer interest rate swaps not designated as hedging instruments	—	10,937	—	10,937
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$2,255	$—	$2,255
Correspondent interest rate swaps not designated as hedging instruments	—	11,666	—	11,666
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2021 and 2020.

Certain assets, including collateral dependent loans with an ACL and servicing asset with a valuation allowance are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
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
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$10,100	$10,100
Servicing assets with a valuation allowance	—	—	3,223	3,223
As of December 31, 2020
Assets:
Collateral dependent loans with an ACL	$—	$—	$2,386	$2,386
Servicing assets with a valuation allowance	—	—	2,975	2,975
At December 31, 2021, collateral dependent loans with an ACL had a recorded investment of $17,908, with $7,808 specific allowance for credit loss allocated. At December 31, 2020, collateral dependent loans with an ACL had a recorded investment of $7,115, with $4,729 specific allowance for credit loss allocated.
At December 31, 2021, servicing assets of $3,850 had a valuation allowance totaling $627. At December 31, 2020, servicing assets of $3,531 had a valuation allowance totaling $556.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.
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
HTM debt securities: The fair values of these debt securities is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

LHI:  The fair value of LHI, excluding previously presented collateral dependent loans with an ACL measured at fair value on a non-recurring basis, is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and prepayment risk of the loans. Loans are considered a Level 3 financial asset.
Loans held for sale Loans held for sale, including mortgage loans, which are carried at the lower of cost or estimated fair value. The fair value for the mortgage loans approximate their carrying value and these loans are considered Level 2 financial assets.
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
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2021 and 2020.
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
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring or non-recurring basis under current authoritative guidance as of December 31, 2021 and 2020 were as follows:

		Fair Value
	Carrying
	Amount	Level 1	Level 2	Level 3
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,784	$—	$379,784	$—
Held-to-maturity debt securities	59,436	—	61,446	—
Securities purchased under agreements to resell	102,288	—	102,288	—
Loans held for sale(1)	16,140	—	16,140	—
LHI(2)	7,259,233	—	—	7,283,992
Accrued interest receivable	22,008	—	22,008	—
Bank-owned life insurance	83,194	—	83,194	—
Servicing asset	14,482	—	14,482	—
Equity securities without a readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,892	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,363,615	$—	$7,145,175	$—
Advances from FHLB	777,562	—	796,480	—
Accrued interest payable	1,507	—	1,507	—
Subordinated debentures and subordinated notes	227,764	—	227,764	—
Securities sold under agreement to repurchase	4,069	—	4,026	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$230,825	$—	$230,825	$—
Held-to-maturity debt securities	30,872	—	34,283	—
Loans held for sale(1)	14,733	—	14,733	—
LHI(2)	6,317,986	—	—	6,335,402
Accrued interest receivable	23,798	—	23,798	—
Bank-owned life insurance	82,855	—	82,855	—
Servicing asset	388	—	486	—
Equity securities without readily determinable fair value	3,575	N/A	N/A	N/A
FHLB and FRB stock	71,236	N/A	N/A	N/A
Financial liabilities:
Deposits	$6,512,846	$—	$6,608,849	$—
Advances from FHLB	77,718	—	782,321	—
Accrued interest payable	2,665	—	2,665	—
Subordinated debentures and subordinated notes	262,778	—	262,778	—
Securities sold under agreement to repurchase	2,225	—	2,199	—
(1) Loans held for sale primarily represent commercial loans moved to held for sale or mortgage loans held for sale that are carried at lower of cost or market.
(2) LHI includes MW and is carried at amortized cost.

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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Commitments to extend credit	$3,809,509	$2,743,571
MW commitments	716,370	354,603
Standby and commercial letters of credit	65,881	44,427
	$4,591,760	$3,142,601
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2021	2020
Beginning balance for ACL on unfunded commitments	$10,747	$878
Impact of CECL adoption	—	840
(Benefit) provision for credit losses on unfunded commitments	(1,481)	9,029
Ending balance of ACL on unfunded commitments	$9,266	$10,747

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

The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the Company's consolidated balance sheets and in the net change in each of these financial statement line items in the Company's consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in noninterest income and the operating section of the Company's consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2021 and December 31, 2020 were as shown in the table below.

	December 31, 2021			December 31, 2020
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$—	$—	$—	$500,000	$17,543	$—
Interest rate swap on money market deposit account payments	250,000	4,541	—	250,000	—	2,255
Interest rate swap on customer loan interest payments	125,000	—	867	—	—	—
Interest rate swap on customer loan interest payments	125,000	—	537	—	—	—
Interest rate swap on customer loan interest payments	125,000	2,460	—	—	—	—
Total derivatives designated as hedging instruments	$625,000	$7,001	$1,404	$750,000	$17,543	$2,255

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$379,787	$1,527	$3,498	$303,918	$—	$11,666
Interest rate caps and collars	41,916	—	1	41,916	1	—
Commercial customer counterparty:
Interest rate swaps	379,787	3,261	1,442	303,918	10,937	—
Interest rate caps and collars	41,916	1	—	41,916	—	1
Total derivatives not designated as hedging instruments	$843,406	$4,789	$4,941	$691,668	$10,938	$11,667
Offsetting derivative assets/liabilities		(2,609)	(2,609)		1	1
Total derivatives	$1,468,406	$9,181	$3,736	$1,441,668	$28,482	$13,923

Pre-tax gain (loss) included in the Company's consolidated statements of income and related to derivative instruments for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$26,357	$—	Interest Expense	$13,859	$—	Interest Expense
Interest rate swap on money market deposit account payments	6,995	(803)	Interest Expense	(1,781)	(605)	Interest Expense
Commercial loan interest rate floor	—	866	Interest Income	(813)	1,937	Interest Income
Interest rate swap on customer loan interest payments	(14)	3,714	Interest Income	—	—
Total	$33,338	$3,777		$11,265	$1,332

			Net Gain recognized in other noninterest income			Loss recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,913			$2,481

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480%- 2.900% SOFR - NYFD 30 day average + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$1,820
Interest rate caps and collars	$41,916	3.000% / 5.000%	LIBOR 1 month + 0.00% - 2.5%	Wtd. Avg. 0.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$379,787	2.970 - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480%- 2.900% SOFR - NYFD 30 day average + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$(1,972)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + 0.00%	Wtd. Avg. 0.6 years	$(1)

	December 31, 2020
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$303,918	3.14% - 8.470%	LIBOR 1 month + 0.00% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$(11,666)
Interest rate caps and collars	$41,916	2.500% / 3.000%	LIBOR 1 month + 0.00%	Wtd. Avg. 1.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$303,918	3.14% - 8.470%	LIBOR 1 month + 0.00% - 5.00% PRIME H15 - 25	Wtd. Avg. 4.1 years	$10,937
Interest rate caps and collars	$41,916	3.000% / 5.800%	LIBOR 1 month + 0.00% - 2.5%	Wtd. Avg. 1.6 years	$(1)

20. Employee Benefits

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2021 and 2020, the company made matching contributions of $3,755 and $3,210, respectively.

Employee Stock Ownership Plan ("ESOP")

Effective January 1, 2012, the Company adopted the ESOP, which covered substantially all employees (subject to certain exclusions). The Company ceased making new contributions to the ESOP effective January 1, 2019 and approved an amendment to terminate the ESOP effective on June 30, 2019. During the year ended December 31, 2021, the Company received an IRS determination letter approving a liquidation of the ESOP and liquidated the ESOP assets during 2021.

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
During the years ending December 31, 2021, 2020 and 2019, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2021 and 2020, there was no stock compensation expense related to the 2010 Incentive Plan. For the year ended December 31, 2019, approximately $3 of stock compensation expense related to the 2010 Incentive Plan, respectively, was recognized in the accompanying consolidated statements of income.
A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2021, 2020 and 2019 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	275,000	$10.12	2.39 years
Exercised	(17,500)	10.24
Outstanding at December 31, 2019	257,500	$10.28	1.37 years
Exercised	(237,500)	10.12
Outstanding at December 31, 2020	20,000	$10.09	1.06 years
Exercised	(19,000)	10.00
Outstanding and exercisable at December 31, 2021	1,000	$10.43	1.07 years	$147
As of December 31, 2021, 2020, and 2019 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised vested under the 2010 Incentive Plan as of December 31, 2021, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2021	2020	2019
Nonperformance-based stock options exercised	$568	$6,579	$454
2019 Amended Plan and Green Acquired Omnibus Plans
2021 Grants of Restricted Stock Units

    In the year ended December 31, 2021, the Company granted RSUs and performance-based RSUs ("PSUs") under the 2019 Amended and Restated Omnibus Incentive Plan, which amended and restated the 2014 Omnibus Incentive Plan (“2019 Amended Plan”), and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (“Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the year ended December 31, 2021 with annual graded vesting over a three year period from the grant date.

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
Stock Compensation Expense
Stock compensation expense of options, RSUs and PSUs granted under the 2019 Amended Plan and the Veritex (Green) 2014 Plan was as follows:

	Year ended December 31,
	2021	2020
2019 Amended Plan	$8,614	$6,080
Veritex (Green) 2014 Plan	1,959	1,903
2019 Amended Plan

A summary of the status of the Company’s stock options under the 2019 Amended Plan as of December 31, 2021, 2020 and 2019, and changes during the years then ended, is as follows:

	2019 Amended Plan
	Nonperformance-based stock options
	Equity Awards				Liability Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	449,520	$24.47	8.24 years		—	$—	—
Granted	200,561	22.72			253,633	21.38
Conversion to equity awards	253,633	21.38			(253,633)	21.38
Forfeited	(41,336)	25.51			—	—
Exercised	(12,610)	15.42			—	—
Outstanding at December 31, 2019	849,768	$23.61	8.24 years		—	$—	—
Granted	185,025	26.73			—	—
Forfeited	(25,053)	27.37			—	—
Exercised	(33,939)	19.10			—	—
Outstanding at December 31, 2020	975,801	$24.26	7.45 years		—	$—	—
Granted	500	36.54			—	—
Forfeited	(13,996)	25.93			—	—
Exercised	(252,262)	23.87			—	—
Outstanding at December 31, 2021	710,043	$24.38	6.91 years	$10,935	—	$—	—	$—
Options exercisable at December 31, 2021	403,726	$24.50	6.38 years	$6,171	—	$—	—	$—
Weighted average fair value of options granted during the period		$36.54				$—

As of December 31, 2021, 2020 and 2019 there was $803, $2,470 and $2,948 of total unrecognized compensation expense related to stock options awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at December 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.62 years.

A summary of the status of the Company’s RSUs under the 2019 Amended Plan as of December 31, 2021, 2020 and 2019, and changes during the year then ended is as follows:

	2019 Amended Plan
	RSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	133,455	$19.67	—	$—
Granted	127,459	22.44	165,739	21.38
Conversion to equity awards	165,739	21.38	(165,739)	21.38
Vested into shares	(250,965)	22.29	—	—
Outstanding at December 31, 2019	175,688	$21.65	—	$—
Granted	360,400	20.38	—	—
Vested into shares	(93,377)	24.73	—	—
Forfeited	(1,579)	29.13	—	—
Outstanding at December 31, 2020	441,132	$20.39	—	$—
Granted	281,149	28.68	—	—
Vested into shares	(108,732)	24.19	—	—
Forfeited	(15,498)	28.47	—	—
Outstanding at December 31, 2021	598,051	$23.39	—	$—

A summary of the status of the Company’s PSUs under the 2019 Amended Plan as of December 31, 2021, 2020 and 2019, and changes during the years then ended is as follows:

	2019 Amended Plan
	PSUs
	Equity Awards		Liability Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	63,988	$21.28	—	$—
Granted	38,746	22.53	32,249	21.38
Conversion to equity awards	32,249	21.38	(32,249)	21.38
Vested into shares	(51,284)	25.31	—	—
Forfeited	(19,972)	21.38	—	—
Outstanding at December 31, 2019	63,727	$22.76	—	$—
Granted	39,398	25.94	—	—
Vested into shares	(1,841)	19.69	—	—
Forfeited	(1,089)	19.69	—	—
Outstanding at December 31, 2020	100,195	$23.20	—	$—
Granted	56,276	25.94	—	—
Outstanding at December 31, 2021	156,471	$24.17	—	$—

As of December 31, 2021, 2020, and 2019 there was $10,413, $8,222 and $4,329 of total unrecognized compensation expense related to RSUs and PSUs awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at December 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 1.81 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2019 Amended Plan as of December 31, 2021, 2020 and 2019 is presented below:

	Fair Value of Options Exercised, RSUs and PSUs Vested as of December 31,
	2021	2020	2019
Nonperformance-based stock options exercised	$9,214	$954	$334
RSUs vested	2,781	2,529	6,113
PSUs vested	—	36	1,089

Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2021, 2020 and 2019 changes during the years then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	304,778	15.41
Granted	211,793	21.38
Forfeited	(12,673)	13.17
Exercised	(116,929)	13.60
Outstanding at December 31, 2019	386,969	$19.30
Granted	31,075	29.13
Forfeited	(30,711)	20.92
Exercised	(35,333)	19.42
Outstanding at December 31, 2020	352,000	$19.99
Forfeited	(7,245)	21.38
Exercised	(126,951)	20.55
Outstanding at December 31, 2021	217,804	$19.62	6.13 years	$4,424
Options exercisable at December 31, 2021	149,602	$17.73	5.58 years	$3,299

As of December 31, 2021, 2020 and 2019 there was $100, $626 and $1,062, respectively, of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. The unrecognized compensation expense at December 31, 2021 is expected to be recognized over the remaining weighted average requisite service period of 0.16 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of December 31, 2021, 2020 and 2019 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	116,250	21.38
Outstanding at December 31, 2019	116,250	$21.38
Granted	93,918	21.36
Vested into shares	(38,744)	21.38
Forfeited	(15,237)	23.62
Outstanding at December 31, 2020	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(5,760)	25.21
Outstanding at December 31, 2021	122,784	$21.13

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of December 31, 2021, 2020 and 2019 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	—	$—
Granted	26,145	21.38
Forfeited	(825)	21.38
Outstanding at December 31, 2019	25,320	$21.38
Granted	8,531	25.94
Forfeited	(3,123)	19.69
Outstanding at December 31, 2020	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at December 31, 2021	35,899	$22.26

As of December 31, 2021, 2020 and 2019, there was $1,252, $2,484 and $1,991, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.17 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2021, 2020 and 2019 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the year ended December 31,
	2021	2020	2019
Non-performance-based stock options exercised	$4,599	$1,021	$3,054
RSUs vested	713	828	—

Green 2010 Plan

    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of December 31, 2021, 2020 and 2019 and changes during the years then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	—	$—
Converted in acquisition of Green	768,628	10.73
Forfeited	(6,241)	13.69
Exercised	(190,652)	10.93
Outstanding at December 31, 2019	571,735	$10.64
Exercised	(440,652)	10.35
Outstanding at December 31, 2020	131,083	$11.60
Forfeited	(2,198)	13.69
Exercised	(62,742)	10.51
Outstanding and exercisable at December 31, 2021	66,143	$12.56	2.17 years	$1,800
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the year ended December 31, 2021, 2020, and 2019 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2021	2020	2019
Non-performance-based stock options exercised	$1,838	$12,231	$5,554

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

23. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $12,651 and $34,944 as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, new advances of approximately $6,185 were made to related parties with approximately $16,976 principal payments received and approximately $11,502 of loans no longer related party transactions. During the year ended December 31, 2020, new advances of approximately $12,477 were made to related parties with approximately $19,991 principal payments received. There were $4,028 and $13,191 in unfunded commitments to related parties as of December 31, 2021 and 2020, respectively. At December 31, 2021, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2021 and 2020 totaled approximately $303,190 and $506,068, respectively.

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

As of December 31, 2021 and December 31, 2020, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized.” There are no conditions or events since December 31, 2021 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk-weighted assets "RWA")
Company	$1,100,404	11.60%	$758,899	8.0%	n/a	n/a
Bank	1,053,871	11.11	758,863	8.0	$948,579	10.0%
Tier 1 capital (to RWA)
Company	843,585	8.89	569,349	6.0	n/a	n/a
Bank	994,351	10.48	569,285	6.0	759,047	8.0
Common equity tier 1 (to RWA)
Company	814,138	8.58	426,995	4.5	n/a	n/a
Bank	994,351	10.48	426,964	4.5	616,725	6.5
Tier 1 capital (to average assets)
Company	843,585	9.05	372,855	4.0	n/a	n/a
Bank	994,351	10.69	372,068	4.0	465,085	5.0
As of December 31, 2020
Total capital (to RWA)
Company	$1,099,031	13.57%	$647,918	8.0%	n/a	n/a
Bank	968,481	11.96	647,813	8.0	$809,767	10.0%
Tier 1 capital (to RWA)
Company	782,487	9.66	486,017	6.0	n/a	n/a
Bank	884,471	10.92	485,973	6.0	647,964	8.0
Common equity tier 1 (to RWA)
Company	753,261	9.30	364,481	4.5	n/a	n/a
Bank	884,471	10.92	364,480	4.5	526,471	6.5
Tier 1 capital (to average assets)
Company	782,487	9.43	331,914	4.0	n/a	n/a
Bank	884,471	10.66	331,884	4.0	414,855	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $8,440 and $65,000 were paid by the Bank to the Holdco during the years ended December 31, 2021 and 2020, respectively.

Dividends of $36,543, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2021. Dividends of $34,057, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2020.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.11% as of December 31, 2021.

25. Business Combinations

North Avenue Capital, LLC ("NAC")

On November 1, 2021, the Company completed its acquisition of NAC. Under this method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for NAC exceeded the provisional value of the net assets acquired, goodwill of $32,931 related to the acquisition was recorded. This goodwill resulted from the combination of expected operational synergies and increased market share in the fragmented USDA lending space. The goodwill will be deducted for tax purposes.

The acquisition makes the Bank a leading player in the USDA Business and Industry lending program. It furthered the Company’s strategy of diversifying revenue streams and providing meaningful gain on sale and loan servicing fees. The Company will leverage NAC’s loan sourcing technology to further enhance the Company’s products and services.

Consideration

Under the terms of the definitive agreement for the acquisition, the Bank paid $57,500 in cash to existing shareholders of NAC. Three years after the transaction, NAC has the right, subject to adjustment, to receive an additional $5,000 in cash subject to certain performance measures. NAC will continue to operate under its current name and brand and in its current office space, as a wholly owned subsidiary of the Bank.

Fair Value

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) 12 months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Provisional estimates for LHI, intangible assets and contingent consideration have been recorded for the acquisition as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Estimate at November 1, 2021
Assets acquired
Cash and cash equivalents	$1,978
LHI	29,338
Servicing asset	13,913
Other assets	690
45,919
Liabilities assumed
Accounts payable and other accrued expenses	16,350
16,350
Fair value of net assets acquired	29,569
Consideration:
Cash paid	57,500
Contingent consideration	5,000
Total consideration	$62,500
Goodwill	$32,931

Acquisition-related Expenses

For the year ended December 31, 2021, the Company incurred $826 of pre-tax merger and acquisition expenses.

Acquired Loans and PCD Loans

Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No ACL was carried over from NAC. The Bank did not identify any acquired PCD loans.

The following table discloses the fair value and contractual value of loans acquired from NAC on November 1, 2021:

Total acquired loans
Commercial	$27,174
Commercial Real Estate	2,164
Total contractual principal and fair value	$29,338

Supplemental Pro Forma Information (unaudited)

The following table presents supplemental pro forma information for the years ended December 31, 2020 and 2019 as if the NAC acquisition was completed as of January 1, 2019. The pro forma results combine the historical results of NAC into the Company's condensed consolidated statements of income, including the impact of certain purchase accounting adjustments, including loan discount accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019:

	Year Ended December 31,
	2020	2019
Net interest income	$267,331	$286,313
Net income	84,368	93,939

Basic EPS	$1.69	$1.77
Diluted EPS	1.69	1.74

26. Parent Company Only Financial Statements
The following condensed balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$44,507	$129,969
Investment in subsidiaries	1,496,310	1,335,603
Other assets	3,736	4,638
Total assets	$1,544,553	$1,470,210
Liabilities and Stockholders’ Equity
Other liabilities	$1,710	$4,056
Other borrowings	227,764	262,778
Total liabilities	229,474	266,834
Stockholders’ equity
Common stock	$560	$555
Additional paid-in capital	1,142,758	1,126,437
Retained earnings	275,273	172,232
Accumulated other comprehensive income	64,070	56,225
Treasury stock	(167,582)	(152,073)
Total stockholders’ equity	1,315,079	1,203,376
Total liabilities and stockholders’ equity	$1,544,553	$1,470,210

Statements of Income

	Year Ended December 31,
	2021	2020	2019
Cash dividends from subsidiary	$8,440	$65,000	$56,750
Excess of earnings over dividend from subsidiary	142,289	16,693	43,199
Other	43	53	50
	150,772	81,746	99,999
Interest on borrowings	12,426	8,529	4,672
Salaries and employee benefits	668	612	790
Merger and acquisition expense	—	—	4,942
Other	1,057	798	797
	14,151	9,939	11,201
Earnings before income tax benefit	136,621	71,807	88,798
Income tax benefit	(2,963)	(2,076)	(1,941)
Net income	$139,584	$73,883	$90,739

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$139,584	$73,883	$90,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs, net	817	1,263	2,353
Equity in undistributed net income of Bank	(142,289)	(16,693)	(43,199)
Decrease (increase) in other assets	902	(1,853)	(1,861)
(Increase) decrease in other liabilities	(3,177)	726	(5,024)
Net cash (used in) provided by operating activities	(4,163)	57,326	43,008
Cash flows from investing activities:
Net cash received in acquisition	—	—	5,818
Net cash provided by investing activities	—	—	5,818
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	—	123,026	75,000
Proceeds from exercise of stock warrants	165	109	—
Redemption of subordinated debt	(35,000)	(5,000)	—
Proceeds from exercise of employee stock options	6,313	4,301	3,938
Payments to tax authorities for stock-based compensation	(725)	(3,829)	(1,346)
Repurchase of treasury stock	(15,509)	(57,470)	(94,533)
Dividends paid	(36,543)	(34,057)	(26,796)
Net cash (used in) provided by financing activities	(81,299)	27,080	(43,737)
Net (increase) decrease in cash and cash equivalents	(85,462)	84,406	5,089
Cash and cash equivalents at beginning of year	129,969	45,563	40,474
Cash and cash equivalents at end of year	$44,507	$129,969	$45,563

Exhibit Index

Exhibit Number	Description
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

21.1*	Subsidiaries of Veritex Holdings, Inc.
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
*** Submitted electronically herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2022	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 1, 2022

/s/ Pat S. Bolin Pat S. Bolin	Director	March 1, 2022

/s/ William D. Ellis William D. Ellis	Director	March 1, 2022

/s/ Mark C. Griege Mark C. Griege	Director	March 1, 2022

/s/ Steven D. Lerner Steven D. Lerner	Director	March 1, 2022

/s/ Manuel J. Mehos Manuel J. Mehos	Director	March 1, 2022

/s/ Gregory B. Morrison Gregory B. Morrison	Director	March 1, 2022

/s/ John T. Sughrue John T. Sughrue	Director	March 1, 2022

/s/ April Box April Box	Director	March 1, 2022

/s/ Blake Bozman Blake Bozman	Director	March 1, 2022

/s/ William E. Fallon William E. Fallon	Director	March 1, 2022

/s/ Gordon Huddleston Gordon Huddleston	Director	March 1, 2022

/s/ Arcilia Acosta Arcilia Acosta	Director	March 1, 2022

S-1