Form 10-Q
period 2022-03-31
Veritex Holdings, Inc.
filed 2022-05-10
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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

As of May 6, 2022, there were 53,962,875 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2022 and December 31, 2021
(Dollars in thousands, except par value and share information)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and due from banks	$51,966	$44,023
Interest bearing deposits in other banks	499,607	335,761
Total cash and cash equivalents	551,573	379,784
Debt securities available-for-sale (“AFS”), at fair value	1,063,249	993,058
Debt securities held-to-maturity (“HTM”) (fair value of $169,818 and $61,446, at March 31, 2022 and December 31, 2021, respectively)	181,265	59,436
Equity securities	14,880	15,393
Securities purchased under agreements to resell	100,818	102,288
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	71,983	71,892
Total investments	1,433,213	1,243,085
Loans held for sale	18,721	26,007
Loans held for investment (“LHI”), Paycheck Protection Program (“PPP”) loans, carried at fair value	18,512	53,369
LHI, mortgage warehouse (“MW”)	542,877	565,645
LHI, excluding MW and PPP	7,125,429	6,766,009
Less: Allowance for credit losses (“ACL”)	(72,485)	(77,754)
Total LHI, net	7,614,333	7,307,269
Bank-owned life insurance (“BOLI”)	83,641	83,194
Bank premises, furniture and equipment, net	109,138	109,271
Other real estate owned (“OREO”)	1,062	—
Intangible assets, net of accumulated amortization	63,986	66,017
Goodwill	404,452	403,771
Other assets	173,561	138,851
Total assets	$10,453,680	$9,757,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,765,895	$2,510,723
Interest-bearing transaction and savings deposits	3,688,292	3,276,312
Certificates and other time deposits	1,435,409	1,576,580
Total deposits	7,889,596	7,363,615
Accounts payable and other liabilities	105,552	69,160
Advances from FHLB	777,522	777,562
Subordinated debentures and subordinated notes	228,018	227,764
Securities sold under agreements to repurchase	4,996	4,069
Total liabilities	9,005,684	8,442,170
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 60,547,018 and 56,010,423 shares issued at March 31, 2022 and December 31, 2021, respectively; 53,908,924 and 49,372,329 shares outstanding at March 31, 2022 and December 31, 2021, respectively	605	560
Additional paid-in capital (“APIC”)	1,297,161	1,142,758
Retained earnings	298,830	275,273
Accumulated other comprehensive income (“AOCI”)	18,982	64,070
Treasury stock, 6,638,094 and 6,638,094 shares at cost at March 31, 2022 and December 31, 2021, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,447,996	1,315,079
Total liabilities and stockholders’ equity	$10,453,680	$9,757,249

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$71,443	$67,399
Debt securities	7,762	7,437
Deposits in financial institutions and Fed Funds sold	262	127
Equity securities and other investments	910	663
Total interest and dividend income	80,377	75,626
Interest expense:
Transaction and savings deposits	1,751	1,980
Certificates and other time deposits	1,380	3,061
Advances from FHLB	1,547	1,812
Subordinated debentures and subordinated notes	2,659	3,138
Total interest expense	7,337	9,991
Net interest income	73,040	65,635
Benefit for credit losses	(500)	—
Provision (benefit) for credit losses on unfunded commitments	493	(570)
Net interest income after provision for credit losses	73,047	66,205
Noninterest income:
Service charges and fees on deposit accounts	4,710	3,629
Loan fees	2,794	1,341
Gain on sale of mortgage loans held for sale	307	507
Government guaranteed loan income, net	4,891	6,548
Equity method investment income	367	—
Other	2,028	2,147
Total noninterest income	15,097	14,172
Noninterest expense:
Salaries and employee benefits	27,513	22,932
Occupancy and equipment	4,517	4,096
Professional and regulatory fees	3,158	3,441
Data processing and software expense	2,921	2,319
Marketing	1,187	909
Amortization of intangibles	2,495	2,537
Telephone and communications	385	337
Merger and acquisition (“M&A”) expense	700	—
Other	3,696	3,026
Total noninterest expense	46,572	39,597
Income before income tax expense	41,572	40,780
Income tax expense	8,102	8,993
Net income	$33,470	$31,787
Basic earnings per share	$0.66	$0.64
Diluted earnings per share	$0.65	$0.64
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$33,470	$31,787
Other comprehensive income:
Net unrealized (losses) gains on securities AFS:
Change in net unrealized losses on securities AFS during the period, net	(49,076)	(19,437)
Amortization from transfer of securities from AFS to HTM	4,255	—
Net unrealized losses on securities AFS	(44,821)	(19,437)

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(13,381)	27,271
Other comprehensive (losses) income, before tax	(58,202)	7,834
Income tax (benefit) expense	(13,114)	1,646
Other comprehensive (loss) income, net of tax	(45,088)	6,188
Comprehensive (loss) income	$(11,618)	$37,975

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(In thousands, except for shares)

Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
Restricted stock units (“RSU”) vested, net of 67,965 shares withheld to cover taxes	187,801	2	—	—	(2,839)	—	—	(2,837)
Exercise of employee stock options, net 28,064 and 5,738 shares withheld to cover taxes and exercise, respectively	34,320	—	—	—	98	—	—	98
Stock based compensation	—	—	—	—	3,318	—	—	3,318
Common stock follow on offering	4,314,474	43	—	—	153,826	—	—	153,869
Net income	—	—	—	—	—	33,470	—	33,470
Dividends paid	—	—	—	—	—	(9,913)	—	(9,913)
Other comprehensive loss	—	—	—	—	—	—	(45,088)	(45,088)
Balance at March 31, 2022	53,908,924	$605	6,638,094	$(167,582)	$1,297,161	$298,830	$18,982	$1,447,996

Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
Restricted stock units vested, net of 16,587 shares withheld to cover taxes	58,110	—	—	—	(468)	—	—	(468)
Exercise of employee stock options, net of 18,052 and 3,474 shares withheld to cover taxes and exercise, respectively	184,494	2	—	—	2,877	—	—	2,879
Stock buyback	(147,622)	—	147,622	(4,074)	—	—	—	(4,074)
Stock based compensation	—	—	—	—	2,478	—	—	2,478
Net income	—	—	—	—	—	31,787	—	31,787
Dividends paid	—	—	—	—	—	(8,358)	—	(8,358)
Other comprehensive income	—	—	—	—	—	—	6,188	6,188
Balance at March 31, 2021	49,432,750	$557	6,309,972	$(156,147)	$1,131,324	$195,661	$62,413	$1,233,808
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2022 and 2021
(Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$33,470	$31,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	4,378	3,765
Net accretion of time deposit premium, debt discount and debt issuance costs	(16)	(80)
Benefit for credit losses	(7)	(570)
Accretion of loan discount	(1,598)	(1,911)
Stock-based compensation expense	3,318	2,478
Excess tax benefit from stock compensation	(992)	(154)
Net amortization of premiums on debt securities	811	730
Unrealized loss on equity securities recognized in earnings	513	199
Change in cash surrender value and mortality rates of BOLI	(447)	(463)
Change in fair value of government guaranteed loans using fair value option	(379)	(917)
Gain on sales of mortgage loans held for sale	(307)	(507)
Gain on sales of government guaranteed loans	(4,161)	—
Net impairment (recovery) of servicing asset	280	(128)
Originations of loans held for sale	(12,613)	(1,096)
Proceeds from sales of loans held for sale	21,293	4,070
Equity method investment income	(367)	—
Termination of derivatives designated as hedging instruments	—	43,900
(Increase) decrease in other assets	(9,687)	10,554
Increase (decrease) in accounts payable and other liabilities	34,729	(8,437)
Net cash provided by operating activities	68,218	83,220
Cash flows from investing activities:
Purchases of AFS debt securities	(266,490)	(79,816)
Proceeds from maturities, calls and pay downs of AFS debt securities	33,880	40,102
Purchases of HTM debt securities	(5,068)	(4,335)
Maturity, calls and paydowns of HTM debt securities	25	1,222
Purchases of other investments	(91)	(233)
Proceeds from sales of equity securities	1,470	—
Net loans originated	(332,290)	(184,586)
Proceeds from sale of government guaranteed loans	4,910	—
Net additions to bank premises, furniture and equipment	(1,130)	(661)
Net cash used in investing activities	(564,784)	(228,307)
Cash flows from financing activities:
Net increase in deposits	525,987	391,799
Net increase (decrease) in advances from FHLB	224	(39)
Net change in securities sold under agreement to repurchase	927	552
Net proceeds on sale of common stock in public offering	153,869	—
Payments to tax authorities for stock-based compensation	(2,837)	(468)
Proceeds from exercise of employee stock options	98	2,879
Purchase of treasury stock	—	(4,074)
Dividends paid	(9,913)	(8,358)
Net cash provided by financing activities	668,355	382,291
Net increase in cash and cash equivalents	171,789	237,204
Cash and cash equivalents at beginning of period	379,784	230,825
Cash and cash equivalents at end of period	$551,573	$468,029
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

1. Summary of Significant Accounting Policies
Nature of Organization
In this report, the words “Veritex,” “the Company,” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word “Holdco” refers to Veritex Holdings, Inc. The word “the Bank” refers to Veritex Community Bank.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 18 branches located in the Dallas-Fort Worth metroplex and 10 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021, consolidated statements of income and comprehensive income for the three months ended March 31, 2022 and 2021, consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation.
Earnings Per Share (“EPS”)
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Earnings (numerator)
Net income	$33,470	$31,787
Shares (denominator)
Weighted average shares outstanding for basic EPS	50,695	49,394
Dilutive effect of employee stock-based awards	876	604
Adjusted weighted average shares outstanding	51,571	49,998
EPS:
Basic	$0.66	$0.64
Diluted	$0.65	$0.64
For the three months ended March 31, 2022, there were 80 antidilutive shares excluded from the diluted EPS weighted average shares outstanding relating to restricted stock units (“RSUs”) and none relating to stock options. For the three months ended March 31, 2021, there were 75 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 23 relating to RSUs and 52 relating to stock options.

Transfers of debt securities from AFS to HTM

Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) ASU 2022-01, “Derivatives and Hedging (Topic 815)” (“ASU 2022-01”) clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on our consolidated financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective January 1, 2023 and will have an impact on our financial statement disclosures.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,368	$7,602
Cash paid for income taxes	—	15
Supplemental Disclosures of Non-Cash Flow Information:
Transfer of AFS debt securities to HTM debt securities	117,001	—
Net foreclosure of OREO and repossessed assets	1,062	—
Noncash assets acquired in business combination[1]
LHI	(681)	—
Goodwill	681	—
1 Represents adjustments to provisional estimates recorded during the three months ended March 31, 2022 for the acquisition of North Avenue Capital, LLC (“NAC”). Refer to Note 13. Business Combinations for further discussion.

3. Share Transactions
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

    Shares repurchased through the periods indicated are as follows:

	Three Months Ended March 31,
	2022	2021
Numbers of shares repurchased	—	147,622
Weighted average price per share	—	$26.83

On March 8, 2022, the Company completed an underwritten public offering of 3,947,369 shares of its common stock at $38.00 per share. On March 10, 2022, the representatives of the underwriters delivered to the Company a written notice of exercise by the underwriters of the underwriters' option to purchase an additional 367,105 shares of the Company's common stock at $38.00 per share, which subsequently closed on March 14, 2022. Net proceeds, after deducting underwriting discounts and offering expenses, of such offering were approximately $153,826. The Company intends to use the net proceeds from the Offering for general corporate purposes and to support its continued growth, including investments in the Bank and future strategic acquisitions.

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $10,525 and $11,038 at March 31, 2022 and December 31, 2021, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three months ended March 31, 2022 or 2021. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
	2022	2021
Unrealized loss recognized on equity securities with a readily determinable fair value	$513	$199
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $4,355 as of March 31, 2022 and December 31, 2021.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$262,839	$5,975	$1,593	$—	$267,221
Municipal securities	50,335	993	1,006	—	50,322
Mortgage-backed securities	153,215	593	5,838	—	147,970
Collateralized mortgage obligations	493,702	613	16,192	—	478,123
Asset-backed securities	50,452	721	1,233	—	49,940
Collateralized loan obligations	70,179	—	506	—	69,673
	$1,080,722	$8,895	$26,368	$—	$1,063,249

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$39,072	$—	$3,340	$—	$35,732
Collateralized mortgage obligations	37,618	203	2,339	—	35,482
Municipal securities	104,575	603	6,574	—	98,604
	$181,265	$806	$12,253	$—	$169,818
The Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain of $4,387, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre-tax amount retained in the carrying value of the HTM debt securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$198,396	$10,294	$178	$—	$208,512
Municipal securities	116,100	8,261	431	—	123,930
Mortgage-backed securities	124,230	4,326	1,489	—	127,067
Collateralized mortgage obligations	424,174	12,240	2,350	—	434,064
Asset-backed securities	53,466	1,616	519	—	54,563
Collateralized loan obligations	45,089	—	167	—	44,922
	$961,455	$36,737	$5,134	$—	$993,058

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$25,767	$45	$508	$—	$25,304
Collateralized mortgage obligations	5,490	560	—	—	6,050
Municipal securities	28,179	2,015	102	—	30,092
	$59,436	$2,620	$610	$—	$61,446

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	March 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$72,219	$1,593	$—	$—	$72,219	$1,593
Municipal securities	11,731	902	1,889	104	13,620	1,006
Mortgage-backed securities	57,918	2,515	27,791	3,323	85,709	5,838
Collateralized mortgage obligations	338,386	13,597	23,610	2,595	361,996	16,192
Asset-backed securities	24,209	464	10,918	769	35,127	1,233
Collateralized loan obligations	69,673	506	—	—	69,673	506
	$574,136	$19,577	$64,208	$6,791	$638,344	$26,368

HTM
Mortgage-backed securities	$19,592	$1,784	$16,141	$1,556	$35,733	$3,340
Municipal securities	75,221	6,281	2,005	293	77,226	6,574
Collateralized mortgage obligations	31,162	2,339	—	—	31,162	2,339
	$125,975	$10,404	$18,146	$1,849	$144,121	$12,253

	December 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$7,072	$178	$—	$—	$7,072	$178
Municipal securities	12,704	194	4,350	237	17,054	431
Mortgage-backed securities	40,276	1,283	4,677	206	44,953	1,489
Collateralized mortgage obligations	106,063	2,350	—	—	106,063	2,350
Asset-backed securities	11,265	519	—	—	11,265	519
Collateralized loan obligations	44,922	167	—	—	44,922	167
	$222,302	$4,691	$9,027	$443	$231,329	$5,134

HTM
Mortgage-backed securities	$24,214	$508	$—	$—	$24,214	$508
Municipal securities	4,583	102	—	—	4,583	102
	$28,797	$610	$—	$—	$28,797	$610

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
The number of AFS debt securities in an unrealized loss position totaled 93 and 34 at March 31, 2022 and December 31, 2021, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
    The amortized costs and estimated fair values of AFS debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and collateralized loan obligations typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and collateralized loan obligations thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	March 31, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$39,412	$41,647	$—	$—
Due from five years to ten years	204,782	206,454	4,304	4,330
Due after ten years	68,980	69,442	100,271	94,274
	313,174	317,543	104,575	98,604
Mortgage-backed securities and collateralized mortgage obligations	646,917	626,093	76,690	71,214
Asset-backed securities	50,452	49,940	—	—
Collateralized loan obligations	70,179	69,673	—	—
	$1,080,722	$1,063,249	$181,265	$169,818

	December 31, 2021
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,201	$5,241	$—	$—
Due from five years to ten years	178,203	186,972	3,849	4,115
Due after ten years	131,092	140,229	24,330	25,977
	314,496	332,442	28,179	30,092
Mortgage-backed securities and collateralized mortgage obligations	548,404	561,131	31,257	31,354
Asset-backed securities	53,466	54,563	—	—
Collateralized loan obligations	45,089	44,922	—	—
	$961,455	$993,058	$59,436	$61,446
No sales of AFS debt securities occurred during the three months ended March 31, 2022 and 2021.
    As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of March 31, 2022 and December 31, 2021.

5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	March 31, 2022	December 31, 2021
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,297,338	$1,062,144
Farmland	48,095	55,827
1 - 4 family residential	604,408	542,566
Multi-family residential	272,250	310,241
OOCRE	633,615	665,537
NOOCRE	2,145,826	2,120,309
Commercial	2,125,900	2,006,876
MW	542,877	565,645
Consumer	9,533	11,998
	7,679,842	7,341,143

Deferred loan fees, net	(11,536)	(9,489)
ACL	(72,485)	(77,754)
LHI carried at amortized cost, net	7,595,821	7,253,900

LHI, carried at fair value:
PPP loans	18,512	53,369

Total LHI, net	$7,614,333	$7,307,269
Included in the total LHI, net, as of March 31, 2022 and December 31, 2021 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired within a business combination in the approximate amounts of $7,628 and $8,657, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2022 and December 31, 2021 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) loans of $3,429 and $3,430, respectively.
LHI, PPP loans, carried at fair value
Included in total LHI, net, as of March 31, 2022 and December 31, 2021 was $18,512 and $53,369, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income and net gain (loss) due to the change in the fair value of PPP loans, both of which are included in government guaranteed loan income, net, on the Company's consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the Company's consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
PPP fee income	$—	$6,624
Net gain (loss) due to the change in fair value	175	(287)
These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of March 31, 2022, we believe a majority of the Company’s PPP loans will meet such criteria.

ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (TDR). The activity in the ACL related to LHI is as follows:

	Three Months Ended March 31, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit loss (benefit) expense non-PCD loans	1,595	(29)	224	(537)	813	(4,114)	4,044	622	2,618
Credit loss (benefit) expense PCD loans	(5)	—	(72)	—	(1,264)	673	(2,442)	(8)	(3,118)
Charge-offs	—	—	—	—	(1,341)	(553)	(3,294)	(134)	(5,322)
Recoveries	—	—	—	—	—	400	144	9	553
Ending Balance	$8,883	$158	$6,134	$2,127	$7,423	$26,954	$20,084	$722	$72,485

	Three Months Ended March 31, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit (benefit) loss expense non-PCD loans	(949)	(9)	(1,144)	(1,417)	(1,615)	4,074	(1,103)	(54)	(2,217)
Credit (benefit) loss expense PCD loans	(14)	—	(24)	—	1,018	192	1,050	(5)	2,217
Charge-offs	—	—	(15)	—	—	—	(346)	(18)	(379)
Recoveries	—	—	3	—	—	—	226	2	231
Ending Balance	$6,805	$47	$6,968	$4,814	$9,122	$39,503	$37,381	$296	$104,936
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of March 31, 2022 and 2021.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	March 31, 2022		December 31, 2021
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
NOOCRE	$17,551	$4,572	$17,908	$7,808
Commercial	1,085	84	1,702	—
Consumer	1,063	538	1,063	—
Total	$19,699	$5,194	$20,673	$7,808
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
Nonaccrual loans aggregated by class of loans, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$1,005	$1,005	$990	$990
OOCRE	13,446	13,446	14,236	13,824
NOOCRE	17,739	189	17,978	191
Commercial	13,259	1,317	15,267	4,207
Consumer	1,231	168	1,216	1,216
Total	$46,680	$16,125	$49,687	$20,428
    There were $10,678 and $11,056 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at March 31, 2022 and December 31, 2021, respectively.
    During the three months ended March 31, 2022 and 2021, interest income not recognized on nonaccrual loans was $889 and $1,120, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$1,400	$—	$—	$1,400	$1,294,062	$1,876	$1,297,338	$—
Farmland	—	—	—	—	48,095	—	48,095	—
1 - 4 family residential	2,429	—	926	3,355	599,891	1,162	604,408	—
Multi-family residential	—	—	—	—	272,250	—	272,250	—
OOCRE	3,114	509	13,446	17,069	593,946	22,600	633,615	—
NOOCRE	—	—	17,739	17,739	2,112,843	15,244	2,145,826	—
Commercial	4,026	6,280	3,881	14,187	2,104,273	7,440	2,125,900	264
MW	430	—	—	430	542,447	—	542,877	—
Consumer	68	35	1,161	1,264	8,099	170	9,533	—
Total	$11,467	$6,824	$37,153	$55,444	$7,575,906	$48,492	$7,679,842	$264
(1) Loans 90 days past due and still accruing excludes $5,511 of PCD loans and $203 of PPP loans as of March 31, 2022.

	December 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(1)
Real estate:
Construction and land	$—	$—	$—	$—	$1,059,796	$2,348	$1,062,144	$—
Farmland	—	—	—	—	55,827	—	55,827	—
1 - 4 family residential	2,073	—	1,008	3,081	538,307	1,178	542,566	24
Multi-family residential	—	—	—	—	310,241	—	310,241	—
OOCRE	4,538	965	11,622	17,125	620,848	27,564	665,537	—
NOOCRE	936	—	192	1,128	2,100,981	18,200	2,120,309	—
Commercial	1,525	4,395	3,708	9,628	1,988,622	8,626	2,006,876	191
MW	—	—	—	—	565,645	—	565,645	—
Consumer	135	105	1,082	1,322	10,499	177	11,998	20
Total	$9,207	$5,465	$17,612	$32,284	$7,250,766	$58,093	$7,341,143	$235
(1) Loans 90 days past due and still accruing excludes $9,345 of PCD loans and $206 of PPP loans as of December 31, 2021.

Loans past due 90 days and still accruing were $264 and $235 as of March 31, 2022 and December 31, 2021, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $23,273 and $25,518 as of March 31, 2022 and December 31, 2021, respectively.
    There were no new TDRs during the three months ended March 31, 2022. The following tables presents the pre- and post-modification amortized cost of loans modified as TDRs during the three months ended March 31, 2021.

	During the Three Months Ended March 31, 2021
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial real estate	$240	$—	$240	1
Total	$240	$—	$240	1

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three months ended March 31, 2022 and 2021. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
During the three months ended March 31, 2022 and 2021, interest income that would have been recorded on TDR loans had the terms of the loans not been modified was $92 and $122, respectively.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2022 or December 31, 2021.

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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2022
Construction and land:
Pass	$42,398	$530,492	$518,181	$113,127	$54,941	$27,712	$6,160	$838	$1,293,849
Special mention	—	—	1,613	—	—	—	—	—	1,613
PCD	—	—	—	—	—	1,876	—	—	1,876
Total construction and land	$42,398	$530,492	$519,794	$113,127	$54,941	$29,588	$6,160	$838	$1,297,338

Farmland:
Pass	$2,278	$16,697	$18,914	$25	$3,367	$5,533	$1,281	$—	$48,095
Total farmland	$2,278	$16,697	$18,914	$25	$3,367	$5,533	$1,281	$—	$48,095

1 - 4 family residential:
Pass	$26,827	$251,200	$102,312	$48,789	$52,176	$108,126	$11,245	$680	$601,355
Special mention	—	—	—	—	—	344	—	—	344
Substandard	—	—	—	—	—	980	567	—	1,547
PCD	—	—	—	—	—	1,162	—	—	1,162
Total 1 - 4 family residential	$26,827	$251,200	$102,312	$48,789	$52,176	$110,612	$11,812	$680	$604,408

Multi-family residential:
Pass	$28,596	$66,418	$59,149	$33,489	$51,868	$11,020	$46	$—	$250,586
Special mention	—	—	—	—	21,664	—	—	—	21,664
Total multi-family residential	$28,596	$66,418	$59,149	$33,489	$73,532	$11,020	$46	$—	$272,250

OOCRE:
Pass	$12,150	$111,119	$101,059	$56,202	$60,078	$209,795	$2,566	$13,674	$566,643
Special mention	—	2,397	889	1,037	—	5,713	—	—	10,036
Substandard	—	—	—	—	23,628	10,708	—	—	34,336
PCD	—	—	—	—	—	22,600	—	—	22,600
Total OOCRE	$12,150	$113,516	$101,948	$57,239	$83,706	$248,816	$2,566	$13,674	$633,615

NOOCRE:
Pass	$150,063	$628,084	$271,385	$200,553	$285,499	$413,590	$7,237	$1,567	$1,957,978
Special mention	—	—	741	2,170	44,414	72,686	—	—	120,011
Substandard	—	—	—	1,770	9,889	40,934	—	—	52,593
PCD	—	—	—	—	13,785	1,459	—	—	15,244
Total NOOCRE	$150,063	$628,084	$272,126	$204,493	$353,587	$528,669	$7,237	$1,567	$2,145,826

Commercial:
Pass	$92,216	$445,732	$170,620	$130,796	$58,092	$75,602	$1,048,204	$175	$2,021,437
Special mention	—	17,848	2,421	131	10,101	6,394	5,737	—	42,632
Substandard	—	4,744	4,918	6,137	13,579	6,463	18,550	—	54,391
PCD	—	—	—	—	309	7,131	—	—	7,440
Total commercial	$92,216	$468,324	$177,959	$137,064	$82,081	$95,590	$1,072,491	$175	$2,125,900

MW:
Pass	$—	$—	$—	$—	$—	$—	$542,447	$—	$542,447
Substandard	—	—	—	—	—	—	430	—	430
Total MW	$—	$—	$—	$—	$—	$—	$542,877	$—	$542,877

Consumer:
Pass	$685	$899	$1,411	$437	$310	$3,341	$968	$—	$8,051
Special mention	—	—	—	—	—	76	—	—	76
Substandard	—	—	—	2	—	170	1,064	—	1,236
PCD	—	—	—	—	—	170	—	—	170
Total consumer	$685	$899	$1,411	$439	$310	$3,757	$2,032	$—	$9,533

Total Pass	$355,213	$2,050,641	$1,243,031	$583,418	$566,331	$854,719	$1,620,154	$16,934	$7,290,441

Total Special Mention	—	20,245	5,664	3,338	76,179	85,213	5,737	—	196,376
Total Substandard	—	4,744	4,918	7,909	47,096	59,255	20,611	—	144,533
Total PCD	—	—	—	—	14,094	34,398	—	—	48,492
Total	$355,213	$2,075,630	$1,253,613	$594,665	$703,700	$1,033,585	$1,646,502	$16,934	$7,679,842
1 Term loans amortized cost basis by origination year excludes $11,536 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2021
Construction and land:
Pass	$389,420	$453,262	$116,855	$57,637	$5,741	$29,182	$4,631	$1,163	$1,057,891
Special mention	—	1,593	—	312	—	—	—	—	1,905
PCD	—	—	—	—	—	2,348	—	—	2,348
Total construction and land	$389,420	$454,855	$116,855	$57,949	$5,741	$31,530	$4,631	$1,163	$1,062,144

Farmland:
Pass	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827
Total farmland	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827

1 - 4 family residential:
Pass	$191,333	$101,377	$54,826	$59,861	$27,743	$85,661	$12,659	$6,025	$539,485
Special mention	—	—	—	—	—	352	—	—	352
Substandard	—	—	—	—	81	903	567	—	1,551
PCD	—	—	—	—	—	1,178	—	—	1,178
Total 1 - 4 family residential	$191,333	$101,377	$54,826	$59,861	$27,824	$88,094	$13,226	$6,025	$542,566

Multi-family residential:
Pass	$67,979	$59,239	$54,321	$68,531	$11,815	$27,020	$49	$—	$288,954
Special mention	—	—	—	21,287	—	—	—	—	21,287
Total multi-family residential	$67,979	$59,239	$54,321	$89,818	$11,815	$27,020	$49	$—	$310,241

OOCRE:
Pass	$114,413	$111,516	$56,964	$73,112	$54,921	$174,500	$2,986	$2,965	$591,377
Special mention	2,420	—	1,052	—	—	6,232	—	—	9,704
Substandard	—	412	—	25,440	781	10,259	—	—	36,892
PCD	—	1,377	—	—	6,567	19,620	—	—	27,564
Total OOCRE	$116,833	$113,305	$58,016	$98,552	$62,269	$210,611	$2,986	$2,965	$665,537

NOOCRE:
Pass	$628,140	$298,091	$254,566	$319,359	$56,710	$336,713	$5,861	$23,015	$1,922,455
Special mention	—	613	1,685	29,469	16,354	48,952	—	489	97,562
Substandard	—	48	1,775	26,209	1,581	52,479	—	—	82,092
PCD	—	—	—	13,620	—	4,580	—	—	18,200
Total NOOCRE	$628,140	$298,752	$258,026	$388,657	$74,645	$442,724	$5,861	$23,504	$2,120,309

Commercial:
Pass	$430,213	$187,370	$124,798	$65,186	$40,254	$52,491	$968,229	$19,130	$1,887,671
Special mention	7,958	2,341	149	15,136	1,069	3,368	3,482	2,589	36,092
Substandard	15,662	5,843	6,286	14,908	4,167	2,779	20,500	4,342	74,487

PCD	—	—	—	315	1,785	6,526	—	—	8,626
Total commercial	$453,833	$195,554	$131,233	$95,545	$47,275	$65,164	$992,211	$26,061	$2,006,876

MW:
Pass	$—	$—	$—	$—	$—	$—	$564,850	$250	$565,100
Substandard	—	—	—	—	—	—	545	—	545
Total MW	$—	$—	$—	$—	$—	$—	$565,395	$250	$565,645

Consumer:
Pass	$3,362	$1,566	$512	$408	$2,777	$784	$1,006	$25	$10,440
Special mention	—	—	—	—	65	14	—	—	79
Substandard	—	—	22	—	177	39	1,064	—	1,302
PCD	—	—	—	—	24	153	—	—	177
Total consumer	$3,362	$1,566	$534	$408	$3,043	$990	$2,070	$25	$11,998

Total Pass	$1,841,709	$1,241,076	$662,869	$647,461	$202,918	$708,994	$1,561,600	$52,573	$6,919,200
Total Special Mention	10,378	4,547	2,886	66,204	17,488	58,918	3,482	3,078	166,981
Total Substandard	15,662	6,303	8,083	66,557	6,787	66,459	22,676	4,342	196,869
Total PCD	—	1,377	—	13,935	8,376	34,405	—	—	58,093
Total	$1,867,749	$1,253,303	$673,838	$794,157	$235,569	$868,776	$1,587,758	$59,993	$7,341,143
1 Term loans amortized cost basis by origination year excludes $9,489 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $518,612 and $261,885 as of March 31, 2022 and 2021, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$17,705	$3,363
Increase from loan sales	1,491	—
Servicing asset impairment, net of recoveries	(280)	128
Amortization charged as a reduction to income	(748)	(89)
Balance at end of period	$18,168	$3,402
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2022 and 2021 there was a valuation allowance of $908 and $428, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2022, the Bank sold $4,376 in SBA LHI and $20,000 in United States Department of Agriculture (“USDA”) LHI resulting in a gain of $533 and $3,628, respectively. During the three months ended March 31, 2021, the Bank sold no SBA or USDA LHI. The gain on sale of SBA and USDA loans is recorded in government guaranteed loan income, net, in the Company's consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,063,249	$—	$1,063,249
Equity securities with a readily determinable fair value	10,525	—	—	10,525
PPP loans	—	18,512	—	18,512
Loans held for sale(1)	—	15,565	—	15,565
Interest rate swap designated as hedging instruments	—	13,931	—	13,931
Correspondent interest rate swaps not designated as hedging instruments	—	15,462	—	15,462
Customer interest rate swaps not designated as hedging instruments	—	289	—	289
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$21,453	$—	$21,453
Correspondent interest rate swaps not designated as hedging instruments	—	348	—	348
Customer interest rate swaps not designated as hedging instruments	—	15,327	—	15,327
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value.

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$993,058	$—	$993,058
Equity securities with a readily determinable fair value	11,038	—	—	11,038
PPP loans	—	53,369	—	53,369
Loans held for sale(1)	—	9,867	—	9,867
Interest rate swap designated as hedging instruments	—	7,001	—	7,001
Correspondent interest rate swaps not designated as hedging instruments	—	1,527	—	1,527
Customer interest rate swaps not designated as hedging instruments	—	3,261	—	3,261
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$1,404	$—	$1,404
Correspondent interest rate swaps not designated as hedging instruments	—	3,498	—	3,498
Customer interest rate caps and collars not designated as hedging instruments	—	1,442	—	1,442
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value.

There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2022 and 2021.
The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,505	$14,505
Servicing assets with a valuation allowance	—	—	17,419	17,419
As of December 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$10,100	$10,100
Servicing assets with a valuation allowance	—	—	3,223	3,223
At March 31, 2022, collateral dependent loans with an allowance had a recorded investment of $19,699, with $5,194 specific allowance for credit loss allocated. At December 31, 2021, impaired loans had a carrying value of $17,908, with $7,808 specific allowance for credit loss allocated.
At March 31, 2022, servicing assets of $18,327 had a valuation allowance totaling $908. At December 31, 2021, servicing assets of $3,850 had a valuation allowance totaling $627.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2022 or December 31, 2021.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of March 31, 2022 and December 31, 2021 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2022
Financial assets:
Cash and cash equivalents	$551,573	$—	$551,573	$—
HTM debt securities	181,265	—	169,818	—
Securities purchased under agreements to resell	100,818	—	100,818	—
Loans held for sale(1)	3,156	—	3,156	—
PPP Loans	18,512	—	—	18,512
LHI, excluding PPP loans(2)	7,649,794	—	—	7,537,714
Accrued interest receivable	23,356	—	23,356	—
BOLI	83,641	—	83,641	—
Servicing asset	749	—	749	—
Equity securities without a readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,983	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,889,596	$—	$7,401,333	$—
Advances from FHLB	777,522	—	770,158	—
Accrued interest payable	1,292	—	1,292	—
Subordinated debentures and subordinated notes	228,018	—	228,018	—
Securities sold under agreement to repurchase	4,996	—	5,017	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,784	$—	$379,784	$—
HTM debt securities	59,436	—	61,446	—
Securities purchased under agreements to resell	102,288	—	102,288	—
Loans held for sale(1)	16,140	—	16,140	—
LHI(2)	7,259,233	—	—	7,283,992
Accrued interest receivable	22,008	—	22,008	—
Bank-owned life insurance	83,194	—	83,194	—
Servicing asset	14,482	—	14,482	—
Equity securities without a readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,892	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,363,615	$—	$7,145,175	$—
Advances from FHLB	777,562	—	796,480	—
Accrued interest payable	1,507	—	1,507	—
Subordinated debentures and subordinated notes	227,764	—	227,764	—
Securities sold under agreement to repurchase	4,069	—	4,026	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2022 and December 31, 2021 are as shown in the table below.

	March 31, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$13,931	$—	$250,000	$4,541	$—
Interest rate swap on customer loan interest payments	125,000	—	7,780	125,000	—	867
Interest rate swap on customer loan interest payments	125,000	—	7,450	125,000	—	537
Interest rate swap on customer loan interest payments	125,000	—	6,223	125,000	2,460	—
Total derivatives designated as hedging instruments	$625,000	$13,931	$21,453	$625,000	$7,001	$1,404

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$403,389	$15,462	$348	$379,787	$1,527	$3,498
Interest rate caps and collars	33,716	1	—	41,916	—	1
Commercial customer counterparty:
Interest rate swaps	403,389	289	15,327	379,787	3,261	1,442
Interest rate caps and collars	33,716	—	1	41,916	1	—
Total derivatives not designated as hedging instruments	$874,210	$15,752	$15,676	$843,406	$4,789	$4,941
Offsetting derivative assets/liabilities	—	(11,353)	(11,353)	—	(2,609)	(2,609)
Total derivatives	$1,499,210	$18,330	$25,776	$1,468,406	$9,181	$3,736

Pre-tax gain (loss) included in the consolidated statements of income and related to derivative instruments for the three months ended March 31, 2022 and 2021 were as follows.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(264)	$264	Interest Expense	$26,357	$—	Interest Expense
Interest rate swap on money market deposit account payments	9,389	(171)	Interest Expense	3,895	(199)	Interest Expense
Commercial loan interest rate floor	—	—	Interest Income	—	541	Interest Income
Interest rate swaps on customer loan interest payments	(22,506)	1,078	Interest Income	(2,981)	224	Interest Income
Total	$(13,381)	$1,171		$27,271	$566

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$719			$98

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
In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from a FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. This interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless the forecasted transactions become probable of not occurring. The gain accreted into income during the three months months ended March 31, 2022 was $264.

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$403,389	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + 2.1% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.6 years	$(15,038)
Interest rate cap	$33,716	3.000%	LIBOR 1 month + —%	Wtd. Avg. 0.4 years	$(1)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$403,389	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + 2.1% - 3.75% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.6 years	$15,114
Interest rate cap	$33,716	3.000%	LIBOR 1 month + —%	Wtd. Avg. 0.4 years	$1

	December 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480% - 2.900% SOFR-NYFD 30 day avg + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$1,820
Interest rate caps	$41,916	3.000% / 5.000%	LIBOR 1 month + —% - 2.500%	Wtd. Avg. 0.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480% - 2.900% SOFR-NYFD 30 day avg + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$(1,972)
Interest rate caps	$41,916	2.500% / 3.000%	LIBOR 1 month + —%	Wtd. Avg. 0.6 years	$(1)

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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Commitments to extend credit	$4,021,956	$3,809,509
MW commitments	844,415	716,370
Standby and commercial letters of credit	75,495	65,881
Total	$4,941,866	$4,591,760
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended March 31,
	2022	2021
Beginning balance for ACL on unfunded commitments	$9,266	$10,747
Provision (benefit) for credit losses on unfunded commitments	493	(570)
Ending balance of ACL on unfunded commitments	$9,759	$10,177

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three months ended March 31, 2022 and 2021.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2022 and 2021, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	20,000	$10.09	1.06
Exercised	(18,300)	10.00
Outstanding and exercisable at March 31, 2021	1,700	$10.37	1.69

Outstanding at January 1, 2022	1,000	$10.43	1.07	$147
Outstanding and exercisable at March 31, 2022	1,000	$10.43	1.07	$68

As of March 31, 2022, December 31, 2021 and March 31, 2021 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the three months ended March 31, 2022 and 2021 is presented below:

	Fair Value of Options Exercised as of March 31,
	2022	2021
Nonperformance-based stock options exercised	—	543
2019 Amended Plan and Green Acquired Omnibus Plans
2022 Grants of Restricted Stock Units
    During the three months ending March 31, 2022, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2019 Amended and Restatement Omnibus Incentive Plan (the “2019 Amended Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the three months ending March 31, 2022 have an annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2022 are subject to a service, performance and market condition. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2022 to January 31, 2025, the performance condition performance period is from January 1, 2022 to December 31, 2024 and the market condition performance period is from February 1, 2022 to January 31, 2025. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2019 Amended Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended March 31,
	2022	2021
2019 Amended Plan	$2,904	$1,981
Veritex (Green) 2014 Plan	414	497
2019 Amended Plan
A summary of the status of the Company’s stock options under the 2019 Amended Plan as of March 31, 2022 and 2021, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	975,801	$24.26
Granted	—	—
Forfeited	(13,996)	25.93
Exercised	(71,479)	23.03
Outstanding at March 31, 2021	890,326	$24.34	7.54
Options exercisable at March 31, 2021	560,176	$24.31	7.07

Outstanding at January 1, 2022	710,043	$24.38
Exercised	(38,128)	23.34
Outstanding at March 31, 2022	671,915	$24.44	6.65	$9,226
Options exercisable at March 31, 2022	518,237	$24.45	6.35	$7,108

As of March 31, 2022, December 31, 2021 and March 31, 2021, there was $626, $803 and $2,047 of total unrecognized compensation expense related to options awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.92 years.

A summary of the status of the Company’s RSUs under the 2019 Amended Plan as of March 31, 2022 and 2021, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	441,132	$20.39
Granted	232,149	26.38
Vested into shares	(41,362)	23.29
Outstanding at March 31, 2021	631,919	$22.40

Outstanding at January 1, 2022	598,051	$23.39
Granted	169,355	40.77
Vested into shares	(96,141)	24.69
Forfeited	(2,350)	26.12
Outstanding at March 31, 2022	668,915	$27.59

A summary of the status of the Company’s PSUs under the 2019 Amended Plan as of March 31, 2022 and 2021, and changes during the three months then ended, is as follows:

	2019 Amended Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	26.12
Outstanding at March 31, 2021	156,471	$24.23

Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance condition met	31,655
Vested into shares	(94,991)	21.49
Outstanding at March 31, 2022	132,564	$30.15
As of March 31, 2022, December 31, 2021 and March 31, 2021 there was $16,882, $10,413 and $14,217 of total unrecognized compensation related to RSUs and PSUs awarded under the 2019 Amended Plan, respectively. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over the remaining weighted average requisite service period of 2.31 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2019 Amended Plan during the three months ended March 31, 2022 and 2021 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2022	2021
Non-performance-based stock options exercised	1,562	2,090
RSUs vested	2,524	1,113
PSUs vested	2,270	—

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2022 and 2021, and changes during the three months then ended, is as follows:

	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	352,000	$19.99
Forfeited	(3,960)	21.38
Exercised	(54,241)	19.77
Outstanding at March 31, 2021	293,799	$20.01	6.65
Options exercisable at March 31, 2021	222,312	$18.84	6.19

Outstanding at January 1, 2022	217,804	$19.62	6.13	$4,424
Exercised	(28,622)	21.34
Outstanding at March 31, 2022	189,182	$19.37	5.57	$3,595
Options exercisable at March 31, 2022	180,830	$18.81	5.45	$3,501

As of March 31, 2022, December 31, 2021 and March 31, 2021, there was $75, $100, and $497 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at March 31, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.76 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of March 31, 2022 and 2021 and changes during the three months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	156,187	$21.15
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(2,646)	24.25
Outstanding at March 31, 2021	125,898	$21.25

Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(2,558)	29.13
Outstanding at March 31, 2022	91,526	$21.55

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of March 31, 2022 and 2021 and changes during the three months then ended, is as follows:

	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	26.12
Forfeited	(724)	19.69
Outstanding at March 31, 2021	36,235	$22.27

Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566
Vested into shares	(31,703)	19.69
Outstanding at March 31, 2022	19,173	$29.26
As of March 31, 2022, December 31, 2021 and March 31, 2021, there was $1,399, $1,252, and $2,429, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.13 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2022 and 2021 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2022	2021
Non-performance-based stock options exercised	$1,143	$1,582
RSUs vested	718	713
PSU vested	624	—
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of March 31, 2022 and 2021, and changes during the three months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	131,083	$11.60
Exercised	(62,000)	10.50
Outstanding at March 31, 2021	69,083	$12.59	2.90

Outstanding at January 1, 2022	66,143	$12.56
Exercised	(1,372)	13.07
Outstanding at March 31, 2022	64,771	$12.55	1.95	$1,659
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the three months ended March 31, 2022 and 2021 presented below:

	Fair Value of Options Exercised as of March 31,
	2022	2021
Nonperformance-based stock options exercised	56	1,812

10. Income Taxes
    Income tax expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Income tax expense for the period	$8,102	$8,993
Effective tax rate	19.5%	22.1%
For the three months ended March 31, 2022, the Company had an effective tax rate of 19.5%. The Company had a net discrete tax benefit of $992 associated with the recognition an excess tax benefit realized on share-based payment awards during the three months ended March 31, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.9% for the three months ended March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since March 31, 2022 that management believes have changed the Company’s category.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay for two years the estimated impact of

CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital was delayed through the year 2021, with the effects phased-in over a three-year period from January 1, 2022 through December 31, 2024.
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Total capital (to risk-weighted assets “RWA”)
Company	$1,276,341	12.73%	$802,100	8.0%	n/a	n/a
Bank	1,245,323	12.42	802,140	8.0	$1,002,676	10.0%
Tier 1 capital (to RWA)
Company	1,016,916	10.14	601,725	6.0	n/a	n/a
Bank	1,183,396	11.80	601,727	6.0	802,302	8.0
Common equity tier 1 (to RWA)
Company	987,414	9.84	451,561	4.5	n/a	n/a
Bank	1,183,396	11.80	451,295	4.5	651,871	6.5
Tier 1 capital (to average assets)
Company	1,016,916	10.66	381,582	4.0	n/a	n/a
Bank	1,183,396	12.41	381,433	4.0	476,791	5.0
As of December 31, 2021
Total capital (to RWA)
Company	$1,100,404	11.60%	$758,899	8.0%	n/a	n/a
Bank	1,053,871	11.11	758,863	8.0	$948,579	10.0%
Tier 1 capital (to RWA)
Company	843,585	8.89	569,349	6.0	n/a	n/a
Bank	994,351	10.48	569,285	6.0	759,047	8.0
Common equity tier 1 (to RWA)
Company	814,138	8.58	426,995	4.5	n/a	n/a
Bank	994,351	10.48	426,964	4.5	616,725	6.5
Tier 1 capital (to average assets)
Company	843,585	9.05	372,855	4.0	n/a	n/a
Bank	994,351	10.69	372,068	4.0	465,085	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. No dividends were paid by the Bank to the Holdco during the three months ended March 31, 2022. Dividends of $8,440 were paid by the Bank to the Holdco during the three months ended March 31, 2021.

Dividends of $9,913, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the three months ended March 31, 2022. Dividends of $8,358, or $0.17 per outstanding share on the applicable record date, were paid by the Company during the three months ended March 31, 2021.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.42% as of March 31, 2022.

13. Business Combinations

NAC

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

Fair Value

The following table presents the amounts recorded on the consolidated balance sheets on the acquisition date of November 1, 2021, showing the estimated fair value as reported at December 31, 2021, the measurement period adjustments and the fair value determined to be final as of March 31, 2022.

	Estimate at December 31, 2021	Measurement Period Adjustments	Final Fair Value
Assets acquired
Cash and cash equivalents	1,978	—	1,978
LHI	29,338	(681)	28,657
Servicing asset	13,913	—	13,913
Other assets	690	—	690
	45,919	(681)	45,238
Liabilities assumed			0
Accounts payable and other accrued expenses	16,350	—	16,350
	16,350	—	16,350
Fair value of net assets acquired	29,569	(681)	28,888
Consideration:			—
Cash paid	57,500	—	57,500
Contingent consideration	5,000	—	5,000
Total consideration	$62,500	$—	$62,500
Goodwill	$32,931	$681	$33,612

Acquisition-related Expenses

For the three months ended March 31, 2022, the Company incurred no pre-tax merger and acquisition expenses. For the year ended December 31, 2021, the Company incurred $826 of pre-tax merger and acquisition expenses.

Acquired Loans and PCD Loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No ACL was carried over from NAC. The Bank did not identify any acquired PCD loans.

The following table discloses the fair value and contractual value of loans acquired from NAC on November 1, 2021:

Total acquired loans
Commercial	$26,519
Commercial Real Estate	2,138
Total fair value	$28,657
Contractual principal balance	$29,338

Supplemental Pro Forma Information (unaudited)

The following table presents supplemental pro forma information for the years ended December 31, 2020 and 2019 as if the NAC acquisition was completed as of January 1, 2019. The pro forma results combine the historical results of NAC into the Company's consolidated statements of income, including the impact of certain purchase accounting adjustments, including loan discount accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2019:

	Year Ended December 31,
	2020	2019
Net interest income	$267,331	$286,313
Net income	84,368	93,939

Basic EPS	$1.69	$1.77
Diluted EPS	1.69	1.74

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex,” the “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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

Overview

    We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state-chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary markets now includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

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

    Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, and interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and, specifically, in the Dallas-Fort Worth metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas.

Recent Developments

COVID-19 Effects, Actions and Recent Developments

Overview. Our business has been, and continues to be, impacted by the outbreak of COVID-19. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have included quarantines/shelter-in-place orders, the closure or limiting capacity of businesses, travel restrictions, supply chain limitations and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its severity; the duration of the outbreak; the impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been and is expected to continue to be material. The longer-term potential impact on our business could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. While its effects continue to be on-going, the COVID-19 pandemic resulted in a significant decrease in commercial activity throughout the State of Texas as well as nationally. This decrease in commercial activity caused and, in light of new and different strains of the virus, may yet further cause our customers (including affected businesses and individuals), vendors and counterparties to be unable to meet existing payment or other obligations to us. The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with other factors, including, but not limited to, inflation, labor shortages, supply chain disruption and further oil price volatility, could, despite improvements in 2021, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers’ creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the sections captioned “Loans” and “Allowance for Credit Losses” elsewhere in this discussion.

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

During 2020, in an effort to provide monetary stimulus to counteract the economic disruption caused by COVID-19, the Federal Reserve:

•    Expanded reverse repo operations, adding liquidity to the banking system.
•    Restarted quantitative easing.
•    Lowered the interest rate at the discount window by 1.5% to 0.25%.
•    Reduced reserve requirement ratios to zero percent.
•    Encouraged banks to use their capital and liquidity buffers to lend.
•    Introduced and expanded several new temporary programs to help preserve market liquidity.

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

Capital and liquidity

As of March 31, 2022, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

General

    Net income for the three months ended March 31, 2022 was $33.5 million, an increase of $1.7 million, or 5.3%, from net income of $31.8 million for the three months ended March 31, 2021.
    Basic EPS for the three months ended March 31, 2022 and 2021 was $0.66. Diluted EPS for the three months ended March 31, 2022 was $0.65, an increase of $0.01 from $0.64 for the three months ended March 31, 2021.
Net Interest Income

For the three months ended March 31, 2022, net interest income totaled $73.0 million and net interest margin and net interest spread were 3.22% and 3.04%, respectively. For the three months ended March 31, 2021, net interest income totaled $65.6 million and net interest margin and net interest spread were 3.22% and 2.99%, respectively. The increase in net interest income was primarily due to a $4.0 million increase in interest income on loans and a $1.7 million decrease in certificates and other time deposits, a $479 thousand decrease in interest expense on subordinated debentures and subordinated debt and a $229 thousand decrease in interest-bearing demand and savings deposits during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Net interest margin was unchanged from 3.22% for the three months ended March 31, 2022 and 2021, primarily due to a decrease in average yields earned on loan balances, offset by decreases in the average rate paid on interest-bearing demand and savings deposits and certificate and other time deposits in the three months ended March 31, 2022. As a result, the average cost of interest-bearing deposits decreased to 0.26% for the three months ended March 31, 2022 from 0.45% for the three months ended March 31, 2021.

For the three months ended March 31, 2022, interest expense totaled $7.3 million and the average rate paid on interest-bearing liabilities was 0.50%. For the three months ended March 31, 2021, interest expense totaled $10.0 million and the average rate paid on interest-bearing liabilities was 0.72%. The year-over-year decrease was due to decreases in the average rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2022 and 2021, interest income not recognized on nonaccrual loans was $889 thousand and $1.1 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$6,872,943	$68,297	4.03%	$5,897,815	$62,702	4.31%
LHI, MW	421,680	3,069	2.95	510,678	3,815	3.03
PPP loans	31,335	77	1.00	356,356	882	1.00
Debt Securities	1,140,834	7,762	2.76	1,063,538	7,437	2.84
Interest-earning deposits in other banks	554,864	262	0.19	341,483	127	0.15
Equity securities and other investments	190,002	910	1.94	87,178	663	3.08
Total interest-earning assets	9,211,658	80,377	3.54	8,257,048	75,626	3.71
ACL	(77,843)			(105,972)
Noninterest-earning assets	865,107			790,195
Total assets	$9,998,922			$8,941,271

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,471,645	$1,751	0.20%	$3,038,586	$1,980	0.26%
Certificates and other time deposits	1,501,852	1,380	0.37	1,509,836	3,061	0.82
Advances from FHLB	777,538	1,547	0.81	777,694	1,812	0.94
Subordinated debentures and subordinated debt	231,875	2,659	4.65	265,356	3,138	4.80
Total interest-bearing liabilities	5,982,910	7,337	0.50	5,591,472	9,991	0.72

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,591,504			2,069,233
Other liabilities	67,060			56,272
Total liabilities	8,641,474			7,716,977
Stockholders’ equity	1,357,448			1,224,294
Total liabilities and stockholders’ equity	9,998,922			$8,941,271
Net interest rate spread(2)			3.04%			2.99%
Net interest income		$73,040			$65,635
Net interest margin(3)			3.22%			3.22%
(1) Includes average outstanding balances of loans held for sale of $12,769 and $16,602 for the three months ended March 31, 2022 and March 31, 2021, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$10,367	$(4,772)	$5,595
LHI, MW	(665)	(81)	(746)
PPP loans	(805)	—	(805)
Debt Securities	541	(216)	325
Equity securities and other investments	781	(534)	247
Interest-bearing deposits in other banks	79	56	135
Total increase (decrease) in interest income	10,298	(5,547)	4,751
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	282	(511)	(229)
Certificates and other time deposits	(16)	(1,665)	(1,681)
Advances from FHLB	—	(265)	(265)
Subordinated debentures and subordinated notes	(396)	(83)	(479)
Total decrease in interest expense	(130)	(2,524)	(2,654)
Increase (decrease) in net interest income	$10,428	$(3,023)	$7,405
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a benefit for credit losses of $500 thousand for the three months ended March 31, 2022, compared to no provision or benefit for the same period in 2021. For the three months ended March 31, 2022, we also recorded a $493 thousand provision for unfunded commitments, which was attributable to higher unfunded balances.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gains on the sale of mortgage loans, government guaranteed loan income, net, equity method investment income, net, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$4,710	$3,629	$1,081
Loan fees	2,794	1,341	1,453
Gain on sales of mortgage loans	307	507	(200)
Government guaranteed loan income, net	4,891	6,548	(1,657)
Equity method investment income, net	367	—	367
Other	2,028	2,147	(119)
Total noninterest income	$15,097	$14,172	$925

Noninterest income for the three months ended March 31, 2022 increased $925 thousand, or 6.5%, to $15.1 million compared to noninterest income of $14.2 million for the same period in 2021. The primary driver of the increase was as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $4.7 million during the three months ended March 31, 2022, an increase of $1.1 million or 29.8%, over the same period in 2021. This increase was primarily due to increases in analysis charges of $636 thousand, ATM and debit card fees of $256 thousand, and other fee income of $163 thousand.
Loan fees. We earn certain fees in connection with funding and servicing loans. Loan fees were $2.8 million for the three months ended March 31, 2022 compared to $1.3 million for the same period in 2021. The increase of $1.5 million, or 108.4%, was primarily due to increases in syndication fees of $1.0 million and prepayment fees on CRE of $358 thousand.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $1.7 million or 25.3% was primarily due to the decrease of $6.6 million in fees earned on PPP loans for the three months ended March 31, 2021 with no corresponding PPP loan originations during the three months ended March 31, 2022. This decrease is offset by an increase of $4.2 million on the gain on sale of SBA and USDA loans, as well as an increase of $729 thousand in loan valuations during the three months ended March 31, 2022, compared to the same period in 2021.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(In thousands)
Salaries and employee benefits	$27,513	$22,932	$4,581
Non-staff expenses:
Occupancy and equipment	4,517	4,096	421
Professional and regulatory fees	3,158	3,441	(283)
Data processing and software expense	2,921	2,319	602
Marketing	1,187	909	278
Amortization of intangibles	2,495	2,537	(42)
Telephone and communications	385	337	48
Merger and acquisition expense	700	—	700
Other	3,696	3,026	670
Total noninterest expense	$46,572	$39,597	$6,975

Noninterest expense for the three months ended March 31, 2022 increased $7.0 million, or 17.6%, to $46.6 million compared to noninterest expense of $39.6 million for the three months ended March 31, 2021. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $27.5 million for the three months ended March 31, 2022, an increase of $4.6 million, or 20.0%, compared to the same period in 2021. The increase was primarily attributable to a (i) $2.7 million increase in salaries resulting from continued investment in talent, (ii) $960 thousand increase in stock-based compensation resulting from the vesting of February 1, 2019 performance restricted stock unit awards which vested at 150% due the Company’s performance (as defined by the equity awards) and (iii) $829 thousand increase in FICA taxes.

Merger and acquisition expense. This category includes legal, professional, audit, regulatory and other expenses incurred in connection with a pending or completed merger or acquisition. Merger and acquisition expenses incurred in the three months ended March 31, 2022, were related to our proposed transaction to acquire interLINK, a technology-enabled deposit gathering and processing platform which is expected to close in the third quarter of 2022.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2022, income tax expense totaled $8.1 million, a decrease of $891 thousand, compared to an income tax expense of $9.0 million for the same period in 2021. For the three months ended March 31, 2022, we had an effective tax rate of 19.5%. The decrease in the effective tax rate was primarily a result of the recognition of a $992 thousand excess tax benefit realized on share-based payment awards during the three months ended March 31, 2022. Excluding discrete tax items, the Company had an effective tax rate of 21.9% for the three months ended March 31, 2022.

Financial Condition

Our total assets increased $696.4 million, or 7.1%, from $9.8 billion as of December 31, 2021 to $10.5 billion as of March 31, 2022.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2022, total LHI, excluding ACL, was $7.7 billion, an increase of $294.5 million, or 4.0%, compared to $7.4 billion as of December 31, 2021. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $18.7 million and $26.0 million in loans were classified as held for sale as of March 31, 2022 and December 31, 2021, respectively.

Total LHI, excluding MW and PPP loans, as a percentage of deposits were 90.5% and 92.0% as of March 31, 2022 and December 31, 2021, respectively. Total LHI, excluding MW and PPP loans, as a percentage of assets were 68.2% and 69.3% as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2022		2021
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$2,125,900	27.7%	$2,006,876	27.3%
MW	542,877	7.1%	565,645	7.7%
Real estate:
Owner Occupied CRE (“OOCRE”)	633,615	8.3%	665,537	9.1%
Non-owner Occupied CRE (“NOOCRE”)	2,145,826	27.9%	2,120,309	28.9%
Construction and land	1,297,338	16.9%	1,062,144	14.5%
Farmland	48,095	0.6%	55,827	0.8%
1-4 family residential	604,408	7.9%	542,566	7.4%
Multifamily	272,250	3.5%	310,241	4.2%
Consumer	9,533	0.1%	11,998	0.2%
Total LHI, carried at amortized cost(1)	$7,679,842	100.0%	$7,341,143	100.0%

LHI, PPP loans, carried at fair value	$18,512	100.0%	$53,369	100.0%

Total loans held for sale	$18,721	100.0%	$26,007	100.0%
(1) Total LHI, carried at amortized cost, excludes $11.5 million and $9.5 million of deferred loan fees, net, as of March 31, 2022 and December 31, 2021, respectively.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of March 31,	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans(1)	$46,680	$49,687
Accruing loans 90 or more days past due	264	235
Total nonperforming loans	46,944	49,922
Other real estate owned:
Commercial real estate, construction, land and land development	1,062	—
Total other real estate owned	1,062	—
Total nonperforming assets	$48,006	$49,922
Troubled debt restructured loans—nonaccrual	19,248	19,746
Troubled debt restructured loans—accruing	4,025	5,772
Ratio of nonperforming loans to total loans	0.66%	0.74%
Ratio of nonperforming assets to total assets	0.46%	0.51%
(1) At March 31, 2022 and December 31, 2021, nonaccrual loans included PCD loans of $10,678 and $11,506, respectively, not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of March 31,	As of December 31,
	2022	2021
	(In thousands)
Commercial	$13,259	$15,267
Real estate:
OOCRE	13,446	14,236
NOOCRE	17,739	17,978
1-4 family residential	1,005	990
Consumer	1,231	1,216
Total	$46,680	$49,687

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2022
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$1,293,849	$1,613	$—	$1,876	$1,297,338
Farmland	48,095	—	—	—	48,095
1 - 4 family residential	601,355	344	1,547	1,162	604,408
Multi-family residential	250,586	21,664	—	—	272,250
OOCRE	566,643	10,036	34,336	22,600	633,615
NOOCRE	1,957,978	120,011	52,593	15,244	2,145,826
Commercial	2,021,437	42,632	54,391	7,440	2,125,900
MW	542,447	—	430	—	542,877
Consumer	8,051	76	1,236	170	9,533
Total	$7,290,441	$196,376	$144,533	$48,492	$7,679,842

	December 31, 2021
	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$1,057,891	$1,905	$—	$2,348	$1,062,144
Farmland	55,827	—	—	—	55,827
1 - 4 family residential	539,485	352	1,551	1,178	542,566
Multi-family residential	288,954	21,287	—	—	310,241
OOCRE	591,377	9,704	36,892	27,564	665,537
NOOCRE	1,922,455	97,562	82,092	18,200	2,120,309
Commercial	1,887,671	36,092	74,487	8,626	2,006,876
MW	565,100	—	545	—	565,645
Consumer	10,440	79	1,302	177	11,998
Total	$6,919,200	$166,981	$196,869	$58,093	$7,341,143

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	March 31, 2022		December 31, 2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$8,883	12.3%	$7,293	9.4%
Farmland	158	0.2	187	0.2
1 - 4 family residential	6,134	8.5	5,982	7.7
Multi-family residential	2,127	2.9	2,664	3.4
OOCRE	7,423	10.2	9,215	11.9
NOOCRE	26,954	37.2	30,548	39.3
Total real estate	$51,679	71.3%	$55,889	71.9%
Commercial	20,084	27.7	21,632	27.8
Consumer	722	1.0	233	0.3
Total ACL	$72,485	100.0%	$77,754	100.0%

The ACL decreased $5.3 million to $72.5 million as of March 31, 2022 from December 31, 2021. The decrease in the ACL compared to December 31, 2021 was primarily attributable to net charge-offs of $4.8 million and a decrease in specific reserves on certain nonaccrual loans slightly offset by an increase in general reserves as a result of continued loan growth.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$7,294,623	$6,391,891
Amortized costs of loans outstanding at end of period excluding MW and PPP loans(1)	7,125,429	5,963,493
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	7,668,306	6,563,185
ACL at beginning of period	77,754	105,084
Benefit for credit losses	(500)	—
Charge-offs:
Real estate:
Residential	—	(15)
OOCRE	(1,341)	—
NOOCRE	(553)	—
Commercial	(3,294)	(346)
Consumer	(134)	(18)
Total charge-offs	(5,322)	(379)
Recoveries:
Real estate:
Residential	—	3
NOOCRE	400	—
Commercial	144	226
Consumer	9	2
Total recoveries	553	231
Net charge-offs	(4,769)	(148)
ACL at end of period	$72,485	$104,936
Ratio of ACL to end of period loans excluding MW and PPP loans	1.02%	1.76%
Ratio of net charge-offs to average loans	0.07%	—%
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

Equity Securities
As of March 31, 2022, we held equity securities with a readily determinable fair value of $10.5 million compared to $11.0 million as of December 31, 2021. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $4.4 million at March 31, 2022 and December 31, 2021, respectively. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Securities purchased under agreements to resell

As of March 31, 2022, we held securities purchased under agreements to resell of $100.8 million and we recognized interest income of $270 thousand during the three months ended March 31, 2022. We held no securities purchased under agreements to resell during the three months ended March 31, 2021. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.

FHLB Stock and FRB Stock

As of March 31, 2022, we held FHLB stock and FRB stock of $72.0 million compared to $71.9 million as of December 31, 2021. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2022, the carrying amount of debt securities totaled $1.2 billion, an increase of $192.0 million, or 18.2%, compared to $1.1 billion as of December 31, 2021. The increase was primarily due to purchases of debt securities of $271.6 million and net unrealized gains $44.8 million, partially offset by maturities, calls, and paydowns of $33.9 million. Debt securities represented 11.9% and 10.8% of total assets as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, a portion of the AFS securities were reclassified to the HTM category.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2022, management believes that available for sale securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL have been recognized in the Company’s consolidated balance sheets. The Company also recorded no ACL for its held to maturity debt securities as of March 31, 2022.
    As of March 31, 2022 and December 31, 2021, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $54.9 million in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, we have a $35.8 million basis difference which is being accounted for as equity method goodwill.

We had $61.1 million in equity method investments as of March 31, 2022 and reported $367 thousand of income resulting from this investment for the three months ended March 31, 2022 which represents our proportionate share of our investee’s income.

Deposits.

Total deposits as of March 31, 2022 were $7.9 billion, an increase of $526.0 million, or 7.1%, compared to $7.4 billion as of December 31, 2021. The increase from December 31, 2021 was primarily the result of increases of $412.0 million in interest-bearing transaction and savings deposits and $255.2 million in noninterest-bearing demand deposits partially offset by $141.2 million decrease in certificates and other time deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of March 31, 2022 and December 31, 2021, total borrowing capacity of $787.9 million and $777.5 million, respectively, was available under this arrangement and $228.0 million and $227.8 million, respectively, was outstanding with a weighted average interest rate of 0.94% for the three months ended March 31, 2022 and for the year ended December 31, 2021. FHLB has also issued standby letters of credit to the Company for $777.5 million and $777.6 million as of each of March 31, 2022 and December 31, 2021, respectively. Our current FHLB advances mature within fifteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2022 and December 31, 2021, $995.1 million was available under this arrangement based on collateral values of pledged commercial and consumer loans. As of March 31, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Borrowed Funds” in our 2021 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	March 31, 2022
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	2.03%
SovDallas Capital Trust I	8,609	4.24%
Patriot Bancshares Capital Trust I	5,155	2.09%
Patriot Bancshares Capital Trust II	17,011	1.98%
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2022 and the year ended December 31, 2021, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of March 31, 2022 and December 31, 2021. There were no advances under these lines of credit outstanding as of March 31, 2022 and December 31, 2021.
In addition, $18.5 million was available in conjunction with the Paycheck Protection Program Liquidity Program (“PPPLF”) which is a lending facility offered by the FRB to facilitate lending to small businesses under the PPP. As of March 31, 2022, we have not utilized the PPPLF.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $10.0 billion for the three months ended March 31, 2022 and $9.4 billion for the year ended December 31, 2021.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	25.9%	24.1%
Interest-bearing	34.7	34.2
Certificates and other time deposits	15.0	16.5
Advances from FHLB	7.8	8.3
Other borrowings	2.3	2.8
Other liabilities	0.7	0.6
Stockholders’ equity	13.6	13.5
Total	100.0%	100.0%
Uses of Funds:
Loans	72.7%	73.2%
Securities available-for-sale	11.3	12.0
Interest-bearing deposits in other banks	5.5	1.5
Other noninterest-earning assets	10.5	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	34.3%	32.3%
Average loans, excluding PPP and MW, to average deposits	90.9%	89.9%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 10.1% for the three months ended March 31, 2022 compared to the year ended December 31, 2021. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of March 31, 2022, we had $4.0 billion in outstanding commitments to extend credit, $844.4 million in unconditionally cancellable MW commitments and $75.5 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $3.8 billion in outstanding commitments to extend credit, $716.4 million in MW commitments and $65.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2022, we had cash and cash equivalents of $551.6 million compared to $379.8 million as of December 31, 2021.
Analysis of Cash Flows

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Net cash provided by operating activities	$68,218	$83,220
Net cash used in investing activities	(564,784)	(228,307)
Net cash provided by financing activities	668,355	382,291
Net change in cash and cash equivalents	$171,789	$237,204
Cash Flows Provided by Operating Activities
    For the three months ended March 31, 2022, net cash provided by operating activities decreased by $15.0 million when compared to the same period in 2021. The decrease in cash from operating activities was primarily related to the cash received for the termination of derivatives designated as hedging instruments of $43.9 million for three months ended March 31, 2021 and a increase in originations of loans held for sale of $11.5 million.
Cash Flows Used in Investing Activities
    For the three months ended March 31, 2022, net cash used in investing activities increased by $336.5 million when compared to the same period in 2021. The increase in cash used in investing activities was primarily attributable to a $186.7 million increase in purchases of AFS debt securities and a $147.7 million increase in originations of net loans held for investment. This decrease was partially offset by a decrease of $6.2 million of maturities, calls and paydowns of AFS debt securities.
Cash Flows Provided by Financing Activities
    For the three months ended March 31, 2022, net cash provided by financing activities increased by $286.1 million when compared to the same period in 2021. The increase in cash provided by financing activities was primarily attributable to a $134.2 million increase in deposits and a $153.9 million increase proceeds from our common stock offering completed during the three months ended March 31, 2022.
    As of the three months ended March 31, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.45 billion as of March 31, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $132.9 million, or 10.1%. The increase from December 31, 2021 to March 31, 2022 was primarily the result of our $153.8 million common stock offering, $33.5 million of net income recognized during the three months ended March 31, 2022, a $3.3 million in stock-based compensation recognized during the three months ended March 31, 2022 and a $98 thousand increase due to the exercise of employee stock options. This increase was partially offset by $45.1 million in other comprehensive income and $9.9 million in dividends declared and paid during the three months ended March 31, 2022.
By comparison, total stockholders’ equity increased to $1.23 billion as of March 31, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $30.4 million, or 2.5%. The increase from December 31, 2020 to March 31, 2021 was primarily the result of $31.8 million of net income recognized, an increase of $6.2 million in other comprehensive income, a $2.9 million increase due to the exercise of employee stock options, and $2.5 million in stock-based compensation recognized during the three months ended March 31, 2021. This increase was partially offset by $4.1 million in stock buybacks and $8.4 million in dividends declared and paid during the three months ended March 31, 2021.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2022 and December 31, 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
On March 8, 2022, the Company completed an underwritten public offering of 3,947,369 shares of its common stock at $38.00 per share. On March 10, 2022, the representatives of the underwriters delivered to the Company a written notice of exercise by the underwriters of the underwriters' option to purchase an additional 367,105 shares of the Company's common stock at $38.00 per share, which subsequently closed on March 14, 2022. Net proceeds, after deducting underwriting discounts and offering expenses, of such offering were approximately $153.8 million. The Company intends to use the net proceeds from the Offering for general corporate purposes and to support its continued growth, including investments in Veritex Bank and future strategic acquisitions.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,276,341	12.73%	$1,100,404	11.60%
Tier 1 capital (to risk-weighted assets)	1,016,916	10.14	843,585	8.89
Common equity tier 1 (to risk-weighted assets)	987,414	9.84	814,138	8.58
Tier 1 capital (to average assets)	1,016,916	10.66	843,585	9.05
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,245,323	12.42%	$1,053,871	11.11%
Tier 1 capital (to risk-weighted assets)	1,183,396	11.80	994,351	10.48
Common equity tier 1 (to risk-weighted assets)	1,183,396	11.80	994,351	10.48
Tier 1 capital (to average assets)	1,183,396	12.41	994,351	10.69
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of March 31, 2022 since December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Impact of Inflation
Our consolidated financial statements and related notes included elsewhere herein have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.
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

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses, business combinations, debt securities and goodwill. Since December 31, 2021, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2021, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, the effects of the COVID-19 pandemic and actions taken in response thereto, our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	23.48%	11.78%	20.31%	15.79%
+ 200	15.42%	8.39%	13.13%	11.62%
+ 100	7.39%	4.51%	6.60%	6.64%
Base	—%	—%	—%	—%
−100	(7.75)%	(6.70)%	(3.85)%	(11.68)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
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

3.2	Third Amended and Restated Bylaws of Veritex Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed July 25, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 9, 2022	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)