Form 10-Q
period 2022-06-30
Veritex Holdings, Inc.
filed 2022-08-05
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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

As of August 5, 2022, there were 53,976,636 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of June 30, 2022 and December 31, 2021
(Dollars in thousands, except par value and share information)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and due from banks	$58,539	$44,023
Interest bearing deposits in other banks	352,177	335,761
Total cash and cash equivalents	410,716	379,784
Debt securities available-for-sale (“AFS”), at fair value	1,170,004	993,058
Debt securities held-to-maturity (“HTM”) (fair value of $162,297 and $61,446, at June 30, 2022 and December 31, 2021, respectively)	184,399	59,436
Equity securities	15,590	15,393
Securities purchased under agreements to resell	98,961	102,288
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	87,116	71,892
Total investments	1,557,088	1,243,085
Loans held for sale	14,210	26,007
Loans held for investment (“LHI”), Paycheck Protection Program (“PPP”) loans, carried at fair value	7,339	53,369
LHI, mortgage warehouse (“MW”)	629,291	565,645
LHI, excluding MW and PPP	7,915,792	6,766,009
Less: Allowance for credit losses (“ACL”)	(80,576)	(77,754)
Total LHI, net	8,471,846	7,307,269
Bank-owned life insurance (“BOLI”)	84,097	83,194
Bank premises, furniture and equipment, net	108,769	109,271
Other real estate owned (“OREO”)	1,032	—
Intangible assets, net of accumulated amortization	59,011	66,017
Goodwill	404,452	403,771
Other assets	193,590	138,851
Total assets	$11,304,811	$9,757,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,947,830	$2,510,723
Interest-bearing transaction and savings deposits	4,007,250	3,276,312
Certificates and other time deposits	1,562,626	1,576,580
Total deposits	8,517,706	7,363,615
Accounts payable and other liabilities	126,116	69,160
Advances from FHLB	1,000,000	777,562
Subordinated debentures and subordinated notes	228,272	227,764
Securities sold under agreements to repurchase	3,275	4,069
Total liabilities	9,875,369	8,442,170
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value; 75,000,000 shares authorized; 60,589,131 and 56,010,423 shares issued at June 30, 2022 and December 31, 2021, respectively; 53,951,037 and 49,372,329 shares outstanding at June 30, 2022 and December 31, 2021, respectively	606	560
Additional paid-in capital (“APIC”)	1,300,170	1,142,758
Retained earnings	317,664	275,273
Accumulated other comprehensive (loss) income (“AOCI”)	(21,416)	64,070
Treasury stock, 6,638,094 and 6,638,094 shares at cost at June 30, 2022 and December 31, 2021, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,429,442	1,315,079
Total liabilities and stockholders’ equity	$11,304,811	$9,757,249

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$82,191	$67,814	$153,634	$135,213
Debt securities	9,632	7,529	17,394	14,966
Deposits in financial institutions and Fed Funds sold	714	167	976	294
Equity securities and other investments	1,057	672	1,967	1,335
Total interest and dividend income	93,594	76,182	173,971	151,808
Interest expense:
Transaction and savings deposits	4,094	1,661	5,845	3,641
Certificates and other time deposits	1,465	2,423	2,845	5,484
Advances from FHLB	834	1,829	2,381	3,641
Subordinated debentures and subordinated notes	2,721	3,138	5,380	6,276
Total interest expense	9,114	9,051	16,451	19,042
Net interest income	84,480	67,131	157,520	132,766
Provision for credit losses	9,000	—	8,500	—
Provision for credit losses on unfunded commitments	—	577	493	7
Net interest income after provision for credit losses	75,480	66,554	148,527	132,759
Noninterest income:
Service charges and fees on deposit accounts	5,039	3,847	9,749	7,476
Loan fees	2,385	1,823	5,179	3,164
Gain on sale of mortgage loans held for sale	223	385	530	892
Government guaranteed loan income, net	789	3,448	5,680	9,996
Equity method investment income	966	—	1,333	—
Other	976	2,953	3,004	5,100
Total noninterest income	10,378	12,456	25,475	26,628
Noninterest expense:
Salaries and employee benefits	26,924	23,451	54,437	46,383
Occupancy and equipment	4,496	4,233	9,013	8,329
Professional and regulatory fees	2,865	3,086	6,023	6,527
Data processing and software expense	3,386	2,536	6,307	4,855
Marketing	2,306	1,841	3,493	2,750
Amortization of intangibles	2,495	2,517	4,990	5,054
Telephone and communications	352	337	737	674
Merger and acquisition (“M&A”) expense	295	—	995	—
Other	5,034	3,716	8,730	6,742
Total noninterest expense	48,153	41,717	94,725	81,314
Income before income tax expense	37,705	37,293	79,277	78,073
Income tax expense	8,079	7,837	16,181	16,830
Net income	$29,626	$29,456	$63,096	$61,243
Basic earnings per share (“EPS”)	$0.55	$0.60	$1.21	$1.24
Diluted EPS	$0.54	$0.59	$1.19	$1.22
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$29,626	$29,456	$63,096	$61,243
Other comprehensive income:
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized losses on debt securities AFS during the period, net	(39,374)	10,303	(88,450)	(9,134)
Amortization from transfer of debt securities from AFS to HTM	(151)	—	4,104	—
Net unrealized (losses) gains on debt securities AFS	(39,525)	10,303	(84,346)	(9,134)

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(11,572)	8,401	(24,953)	35,672
Other comprehensive (losses) income, before tax	(51,097)	18,704	(109,299)	26,538
Income tax (benefit) expense	(10,699)	3,928	(23,813)	5,574
Other comprehensive (loss) income, net of tax	(40,398)	14,776	(85,486)	20,964
Comprehensive (loss) income	$(10,772)	$44,232	$(22,390)	$82,207

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(In thousands, except for shares)

Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	53,908,924	$605	6,638,094	$(167,582)	$1,297,161	$298,830	$18,982	$1,447,996
Restricted stock units (“RSU”) vested, net of 3,669 shares withheld to cover tax withholdings	12,885	—	—	—	(155)	—	—	(155)
Exercise of employee stock options	29,228	1	—	—	520	—	—	521
Stock based compensation		—	—	—	2,644	—		2,644
Net income	—	—	—	—	—	29,626	—	29,626
Dividends paid	—	—	—	—	—	(10,792)	—	(10,792)
Other comprehensive loss	—	—	—	—	—	—	(40,398)	(40,398)
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442

Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2021	49,432,750	$557	6,309,972	$(156,147)	$1,131,324	$195,661	$62,413	$1,233,808
RSU vested, net of 2,402 shares withheld to cover tax withholdings	20,946	1	—	—	(83)	—	—	(82)
Exercise of employee stock options, net of 19,616 and 3,831 shares withheld to cover tax withholdings and exercise price, respectively	44,599	—	—	—	670	—	—	670
Stock based compensation	—	—	—	—	2,692	—	—	2,692
Net income	—	—	—	—	—	29,456	—	29,456
Dividends paid	—	—	—	—	—	(8,413)	—	(8,413)
Other comprehensive income	—	—	—	—	—	—	14,776	14,776
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSU vested, net of 71,634 shares withheld to cover tax withholdings	200,686	2	—	—	(2,994)	—	—	(2,992)
Exercise of employee stock options, net of 28,064 and 6,905 shares withheld to cover exercise price and tax withholding, respectively	63,548	1	—	—	618	—	—	619
Stock based compensation	—	—	—	—	5,962	—	—	5,962
Common stock follow on offering	4,314,474	43	—	—	153,826	—	—	153,869
Net income	—	—	—	—	—	63,096	—	63,096
Dividends paid	—	—	—	—	—	(20,705)	—	(20,705)
Other comprehensive loss	—	—	—	—	—	—	(85,486)	(85,486)
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442

Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSU vested, net of 18,989 shares withheld to cover tax withholdings	79,056	1	—	—	(551)	—	—	(550)
Exercise of employee stock options, net of 37,668 and 7,305 shares withheld to cover tax withholding and exercise price, respectively	229,093	2	—	—	3,547	—	—	3,549
Stock buyback	(147,622)	—	147,622	(4,074)	—	—	—	(4,074)
Stock based compensation	—	—	—	—	5,170	—	—	5,170
Net income	—	—	—	—	—	61,243	—	61,243
Dividends paid	—	—	—	—	—	(16,771)	—	(16,771)
Other comprehensive income	—	—	—	—	—	—	20,964	20,964
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2022 and 2021
(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$63,096	$61,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	9,381	7,420
Net accretion of time deposit premium, debt discount and debt issuance costs	492	(132)
Provision for credit losses and unfunded commitments	8,993	7
Accretion of loan discount	(2,811)	(3,447)
Stock-based compensation expense	5,962	5,170
Excess tax benefit from stock compensation	(1,075)	(269)
Net amortization of premiums on debt securities	2,016	1,548
Unrealized loss on equity securities recognized in earnings	869	136
Change in cash surrender value and mortality rates of BOLI	(903)	(449)
Change in fair value of government guaranteed loans using fair value option	209	416
Gain on sales of mortgage loans held for sale	(530)	(892)
Gain on sales of government guaranteed loans	(5,427)	(1,953)
Net impairment of servicing asset	1,883	212
Originations of loans held for sale	(30,047)	(47,763)
Proceeds from sales of loans held for sale	44,115	59,875
Write-down of OREO	—	174
Equity method investment income	(1,333)	—
Termination of derivatives designated as hedging instruments	—	43,900
(Increase) decrease in other assets	(16,806)	26,172
Increase (decrease) in accounts payable and other liabilities	21,157	(4,178)
Net cash provided by operating activities	99,241	147,190
Cash flows from investing activities:
Purchases of AFS debt securities	(432,678)	(151,796)
Proceeds from maturities, calls and pay downs of AFS debt securities	54,530	88,361
Purchases of HTM debt securities	(11,642)	(19,877)
Maturity, calls and paydowns of HTM debt securities	1,518	1,953
Purchases of other investments	(16,290)	(502)
Proceeds from sales of equity securities	3,327	—
Net loans originated	(1,202,273)	(344,869)
Proceeds from sale of government guaranteed loans	32,041	1,692
Net additions to bank premises, furniture and equipment	(2,026)	(10,742)
Net cash used in investing activities	(1,573,493)	(435,780)
Cash flows from financing activities:
Net increase in deposits	1,154,107	466,130
Net increase (decrease) in advances from FHLB	221,080	(78)
Net change in securities sold under agreement to repurchase	(794)	(414)
Net proceeds on sale of common stock in public offering	153,869	—
Payments to tax authorities for stock-based compensation	(2,992)	(550)
Proceeds from exercise of employee stock options	619	3,549
Purchase of treasury stock	—	(4,074)
Dividends paid	(20,705)	(16,771)
Net cash provided by financing activities	1,505,184	447,792
Net increase in cash and cash equivalents	30,932	159,202
Cash and cash equivalents at beginning of period	379,784	230,825
Cash and cash equivalents at end of period	$410,716	$390,027
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021, consolidated statements of income, consolidated changes in stockholders’ equity and consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 and consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

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
EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (numerator)
Net income	$29,626	$29,456	$63,096	$61,243
Shares (denominator)
Weighted average shares outstanding for basic EPS	53,949	49,476	52,331	49,435
Dilutive effect of employee stock-based awards	697	855	790	752
Adjusted weighted average shares outstanding	54,646	50,331	53,121	50,187
EPS:
Basic	$0.55	$0.60	$1.21	$1.24
Diluted	$0.54	$0.59	$1.19	$1.22
For the three months ended June 30, 2022, there were 290 antidilutive shares excluded from the diluted EPS weighted average shares outstanding 280 relating to RSUs and 10 relating to stock options. For the six months ended June 30, 2022, there were 205 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 204 relating to RSUs and 1 relating to stock options.

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

Recent Accounting Pronouncements Not Yet Effective

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

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,572	$20,022
Cash paid for income taxes	10,000	15
Supplemental Disclosures of Non-Cash Flow Information:
Transfer of AFS debt securities to HTM debt securities	117,001	—
Net foreclosure of OREO and repossessed assets	1,032	334
Noncash assets acquired in business combination[1]
LHI	(681)	—
Goodwill	681	—
1 Represents adjustments to provisional estimates recorded during the six months ended June 30, 2022 for the acquisition of North Avenue Capital, LLC (“NAC”). Refer to Note 13. Business Combinations for further discussion.

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

    Shares repurchased through the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numbers of shares repurchased	—	—	—	147,622
Weighted average price per share	$—	$—	$—	$26.83

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

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $10,169 and $11,038 at June 30, 2022 and December 31, 2021, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the six months ended June 30, 2022 or 2021. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(356)	$63	$(869)	$(136)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $5,421 and $4,355 as of June 30, 2022 and December 31, 2021, respectively.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$267,956	$3,233	$7,716	$—	$263,473
Municipal securities	50,127	73	3,116	—	47,084
Mortgage-backed securities	166,180	8	11,831	—	154,357
Collateralized mortgage obligations	624,675	134	32,070	—	592,739
Asset-backed securities	47,867	609	1,627	—	46,849
Collateralized loan obligations	70,046	—	4,544	—	65,502
	$1,226,851	$4,057	$60,904	$—	$1,170,004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$38,601	$—	$5,551	$—	$33,050
Collateralized mortgage obligations	37,058	—	3,713	—	33,345
Municipal securities	108,740	84	12,922	—	95,902
	$184,399	$84	$22,186	$—	$162,297
The Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain of $4,387, net of tax, at the date of transfer was retained in AOCI, with the associated pre-tax amount retained in the carrying value of the HTM debt securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities.

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

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	June 30, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$162,236	$7,716	$—	$—	$162,236	$7,716
Municipal securities	34,631	2,950	1,715	166	36,346	3,116
Mortgage-backed securities	147,968	8,604	25,036	5,093	173,004	13,697
Collateralized mortgage obligations	503,040	25,554	29,128	4,650	532,168	30,204
Asset-backed securities	22,648	509	10,473	1,118	33,121	1,627
Collateralized loan obligations	65,503	4,544	—	—	65,503	4,544
	$936,026	$49,877	$66,352	$11,027	$1,002,378	$60,904

HTM
Mortgage-backed securities	$9,538	$1,518	$23,511	$4,033	$33,049	$5,551
Municipal securities	88,393	12,343	1,720	579	90,113	12,922
Collateralized mortgage obligations	33,345	3,713	—	—	33,345	3,713
	$131,276	$17,574	$25,231	$4,612	$156,507	$22,186

	December 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$7,072	$178	$—	$—	$7,072	$178
Municipal securities	12,704	194	4,350	237	17,054	431
Mortgage-backed securities	40,276	1,283	4,677	206	44,953	1,489
Collateralized mortgage obligations	106,063	2,350	—	—	106,063	2,350
Asset-backed securities	11,265	519	—	—	11,265	519
Collateralized loan obligations	44,922	167	—	—	44,922	167
	$222,302	$4,691	$9,027	$443	$231,329	$5,134

HTM
Mortgage-backed securities	$24,214	$508	$—	$—	$24,214	$508
Municipal securities	4,583	102	—	—	4,583	102
	$28,797	$610	$—	$—	$28,797	$610

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
The number of AFS debt securities in an unrealized loss position totaled 157 and 34 at June 30, 2022 and December 31, 2021, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
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

	June 30, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$39,526	$40,634	$—	$—
Due from five years to ten years	214,778	208,747	6,462	6,348
Due after ten years	63,779	61,176	102,278	89,554
	318,083	310,557	108,740	95,902
Mortgage-backed securities and collateralized mortgage obligations	790,855	747,096	75,659	66,395
Asset-backed securities	47,867	46,849	—	—
Collateralized loan obligations	70,046	65,502	—	—
	$1,226,851	$1,170,004	$184,399	$162,297

	December 31, 2021
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,201	$5,241	$—	$—
Due from five years to ten years	178,203	186,972	3,849	4,115
Due after ten years	131,092	140,229	24,330	25,977
	314,496	332,442	28,179	30,092
Mortgage-backed securities and collateralized mortgage obligations	548,404	561,131	31,257	31,354
Asset-backed securities	53,466	54,563	—	—
Collateralized loan obligations	45,089	44,922	—	—
	$961,455	$993,058	$59,436	$61,446
No sales of AFS debt securities occurred during the six months ended June 30, 2022 and 2021.
    As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of June 30, 2022 and December 31, 2021.

5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	June 30, 2022	December 31, 2021
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,532,997	$1,062,144
Farmland	47,319	55,827
1 - 4 family residential	765,260	542,566
Multi-family residential	276,632	310,241
OOCRE	646,723	665,537
NOOCRE	2,203,970	2,120,309
Commercial	2,450,403	2,006,876
MW	629,291	565,645
Consumer	7,520	11,998
	8,560,115	7,341,143

Deferred loan fees, net	(15,032)	(9,489)
ACL	(80,576)	(77,754)
LHI carried at amortized cost, net	8,464,507	7,253,900

LHI, carried at fair value:
PPP loans	7,339	53,369

Total LHI, net	$8,471,846	$7,307,269
Included in the total LHI, net, as of June 30, 2022 and December 31, 2021 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired in the approximate amounts of $8,923 and $8,657, respectively. During the six months ended June 30, 2022, the Company purchased $183,188 in pooled residential real estate loans at a net discount of $2,502. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2022 and December 31, 2021 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans of $4,027 and $3,430, respectively.
LHI, PPP loans, carried at fair value
Included in total LHI, net, as of June 30, 2022 and December 31, 2021 was $7,339 and $53,369, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income and net gain due to the change in the fair value of PPP loans, both of which are included in government guaranteed loan income, net, on the Company's consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the Company's consolidated statements of cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PPP fee income	$—	$1,004	$—	$7,628
Net gain due to the change in fair value	56	622	231	335
These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security Act and are 100% forgivable if certain criteria are met by the borrowers. As of June 30, 2022, we believe a majority of the Company’s PPP loans will meet such criteria.

ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (“TDR”). The activity in the ACL related to LHI is as follows:

	Three Months Ended June 30, 2022
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$8,883		$158	$6,134	$2,127	$7,423	$26,954	$20,084	$722	$72,485
Credit loss (benefit) expense non-PCD loans	1,428		(13)	1,919	59	185	725	3,068	1,718	9,089
Credit (benefit) loss expense PCD loans	(11)		—	—	—	—	—	1,178	(1,256)	(89)
Charge-offs	—		—	—	—	(244)	—	(528)	(1,091)	(1,863)
Recoveries	—		—	3	—	245	93	572	41	954
Ending Balance	$10,300	0	$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576

	Three Months Ended June 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$6,805	$47	$6,968	$4,814	$9,122	$39,503	$37,381	$296	$104,936
Credit loss (benefit) expense non-PCD loans	462	(1)	130	(627)	2,408	(595)	2,750	(76)	4,451
Credit loss (benefit) expense PCD loans	13	—	(173)	—	(17)	(1,666)	(2,610)	2	(4,451)
Charge-offs	—	—	(288)	—	(689)	—	(5,620)	(20)	(6,617)
Recoveries	—	—	23	—	500	—	659	42	1,224
Ending Balance	$7,280	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543

	Six Months Ended June 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit loss (benefit) expense non-PCD loans	3,022	(42)	2,143	(478)	997	(3,389)	7,112	2,340	11,705
Credit (benefit) expense PCD loans	(15)	—	(72)	—	(1,263)	673	(1,264)	(1,264)	(3,205)
Charge-offs	—	—	—	—	(1,585)	(553)	(3,822)	(1,225)	(7,185)
Recoveries	—	—	3	—	245	493	716	50	1,507
Ending Balance	$10,300	$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576

	Six Months Ended June 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit (benefit) loss expense non-PCD loans	(487)	(10)	(1,014)	(2,044)	793	3,479	1,647	(130)	2,234
Credit (benefit) loss expense PCD loans	(1)	—	(197)	—	1,001	(1,474)	(1,560)	(3)	(2,234)
Charge-offs	—	—	(303)	—	(689)	—	(5,966)	(38)	(6,996)
Recoveries	—	—	26	—	500	—	885	44	1,455
Ending Balance	$7,280	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of June 30, 2022 and 2021.
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

	June 30, 2022		December 31, 2021
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
NOOCRE	$17,469	$4,424	$17,908	$7,808
Commercial	909	119	1,702	—
Consumer	—	—	1,063	—
Total	$18,378	$4,543	$20,673	$7,808
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

Nonaccrual loans aggregated by class of loans, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$513	$513	$990	$990
OOCRE	13,250	13,250	14,236	13,824
NOOCRE	17,469	—	17,978	191
Commercial	10,857	1,910	15,267	4,207
Consumer	153	153	1,216	1,216
Total	$42,242	$15,826	$49,687	$20,428
    There were $10,469 and $11,056 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at June 30, 2022 and December 31, 2021, respectively.
    During the three and six months ended June 30, 2022, interest income not recognized on nonaccrual loans was $589 and $1,478, respectively. During the three and six months ended June 30, 2021, interest income not recognized on nonaccrual loans was $255 and $1,375, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$43	$—	$43	$1,531,078	$1,876	$1,532,997	$—
Farmland	—	—	—	—	47,319	—	47,319	—
1 - 4 family residential	1,467	556	1,392	3,415	760,717	1,128	765,260	1,369
Multi-family residential	7	—	—	7	276,625	—	276,632	—
OOCRE	723	—	13,250	13,973	610,534	22,216	646,723	—
NOOCRE	—	—	17,469	17,469	2,172,143	14,358	2,203,970	—
Commercial	1,969	663	1,860	4,492	2,439,025	6,886	2,450,403	384
MW	—	—	—	—	629,291	—	629,291	—
Consumer	25	32	—	57	7,433	30	7,520	—
Total	$4,191	$1,294	$33,971	$39,456	$8,474,165	$46,494	$8,560,115	$1,753
(1) Total past due loans includes $18,968 of PCD loans as of June 30, 2022.
(2) Loans 90 days past due and still accruing excludes $5,061 of PCD loans as of June 30, 2022.

	December 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$—	$—	$1,059,796	$2,348	$1,062,144	$—
Farmland	—	—	—	—	55,827	—	55,827	—
1 - 4 family residential	2,073	—	1,008	3,081	538,307	1,178	542,566	24
Multi-family residential	—	—	—	—	310,241	—	310,241	—
OOCRE	4,538	965	11,622	17,125	620,848	27,564	665,537	—
NOOCRE	936	—	192	1,128	2,100,981	18,200	2,120,309	—
Commercial	1,525	4,395	3,708	9,628	1,988,622	8,626	2,006,876	191
MW	—	—	—	—	565,645	—	565,645	—
Consumer	135	105	1,082	1,322	10,499	177	11,998	20
Total	$9,207	$5,465	$17,612	$32,284	$7,250,766	$58,093	$7,341,143	$235
(1) Total past due loans includes $11,552 of PCD loans as of December 31, 2021.
(2) Loans 90 days past due and still accruing excludes $9,345 of PCD loans and $206 of PPP loans as of December 31, 2021.

Loans past due 90 days and still accruing were $1,753 and $235 as of June 30, 2022 and December 31, 2021, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $22,308 and $25,518 as of June 30, 2022 and December 31, 2021, respectively.
    There were no new TDRs during the six months ended June 30, 2022. The following tables presents the pre- and post-modification amortized cost of loans modified as TDRs during the six months ended June 30, 2021.

	During the Six Months Ended June 30, 2021
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$207	$—	$207	1
Total	$207	$—	$207	1

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2022 and 2021. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
During the three and six months ended June 30, 2022, interest income that would have been recorded on TDR loans had the terms of the loans not been modified was $97 and $189, respectively. During the three and six months ended June 30, 2021, interest income that would have been recorded on TDR loans had terms of the loans not been modified was $57 and $179, respectively.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2022 or December 31, 2021.

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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2022
Construction and land:
Pass	$22,490	$43,041	$6,573	$6,718	$6,786	$12,105	$1,430,568	$831	$1,529,112
Special mention	—	—	—	—	—	—	2,009	—	2,009
PCD	—	—	—	—	—	1,876	—	—	1,876
Total construction and land	$22,490	$43,041	$6,573	$6,718	$6,786	$13,981	$1,432,577	$831	$1,532,997

Farmland:
Pass	$2,282	$16,547	$18,787	$24	$—	$5,160	$4,519	$—	$47,319
Total farmland	$2,282	$16,547	$18,787	$24	$—	$5,160	$4,519	$—	$47,319

1 - 4 family residential:
Pass	$57,683	$177,912	$84,036	$33,611	$38,949	$224,941	$142,865	$2,240	$762,237
Special mention	—	—	—	—	—	421	—	—	421
Substandard	—	230	—	—	—	668	576	—	1,474
PCD	—	—	—	—	—	1,128	—	—	1,128
Total 1 - 4 family residential	$57,683	$178,142	$84,036	$33,611	$38,949	$227,158	$143,441	$2,240	$765,260

Multi-family residential:
Pass	$5,317	$44,351	$46,891	$10,528	$18,635	$9,284	$119,799	$199	$255,004
Special mention	—	—	—	—	—	—	21,628	—	21,628
Total multi-family residential	$5,317	$44,351	$46,891	$10,528	$18,635	$9,284	$141,427	$199	$276,632

OOCRE:
Pass	$68,310	$111,128	$84,871	$45,626	$39,477	$150,829	$75,448	$14,079	$589,768
Special mention	—	2,375	—	592	—	1,667	878	—	5,512
Substandard	—	200	—	—	18,882	7,275	2,870	—	29,227
PCD	—	—	—	—	—	22,216	—	—	22,216
Total OOCRE	$68,310	$113,703	$84,871	$46,218	$58,359	$181,987	$79,196	$14,079	$646,723

NOOCRE:
Pass	$260,978	$209,568	$168,029	$67,503	$149,142	$292,139	$859,292	$3,753	$2,010,404
Special mention	—	—	—	760	12,329	46,718	63,746	—	123,553
Substandard	—	—	—	1,398	7,478	36,631	10,148	—	55,655
PCD	—	—	—	—	13,773	585	—	—	14,358
Total NOOCRE	$260,978	$209,568	$168,029	$69,661	$182,722	$376,073	$933,186	$3,753	$2,203,970

Commercial:
Pass	$117,661	$137,728	$71,998	$89,377	$20,243	$27,508	$1,875,189	$6,254	$2,345,958
Special mention	—	11,108	1,017	82	8,962	4,784	20,921	—	46,874
Substandard	—	4,560	2,511	3,708	11,713	529	27,407	257	50,685
PCD	—	—	—	—	294	6,592	—	—	6,886
Total commercial	$117,661	$153,396	$75,526	$93,167	$41,212	$39,413	$1,923,517	$6,511	$2,450,403

MW:
Pass	$—	$—	$—	$—	$—	$—	$628,732	$129	$628,861
Substandard	—	—	—	—	—	—	430	—	430
Total MW	$—	$—	$—	$—	$—	$—	$629,162	$129	$629,291

Consumer:
Pass	$887	$534	$1,105	$294	$177	$2,717	$1,516	$—	$7,230
Special mention	—	—	—	—	—	74	—	—	74
Substandard	—	—	15	—	17	153	1	—	186
PCD	—	—	—	—	—	30	—	—	30
Total consumer	$887	$534	$1,120	$294	$194	$2,974	$1,517	$—	$7,520

Total Pass	$535,608	$740,809	$482,290	$253,681	$273,409	$724,683	$5,137,928	$27,485	$8,175,893

Total Special Mention	—	13,483	1,017	1,434	21,291	53,664	109,182	—	200,071
Total Substandard	—	4,990	2,526	5,106	38,090	45,256	41,432	257	137,657
Total PCD	—	—	—	—	14,067	32,427	—	—	46,494
Total	$535,608	$759,282	$485,833	$260,221	$346,857	$856,030	$5,288,542	$27,742	$8,560,115
1 Term loans amortized cost basis by origination year excludes $15,032 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$389,420	$453,262	$116,855	$57,637	$5,741	$29,182	$4,631	$1,163	$1,057,891
Special mention	—	1,593	—	312	—	—	—	—	1,905
PCD	—	—	—	—	—	2,348	—	—	2,348
Total construction and land	$389,420	$454,855	$116,855	$57,949	$5,741	$31,530	$4,631	$1,163	$1,062,144

Farmland:
Pass	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827
Total farmland	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827

1 - 4 family residential:
Pass	$191,333	$101,377	$54,826	$59,861	$27,743	$85,661	$12,659	$6,025	$539,485
Special mention	—	—	—	—	—	352	—	—	352
Substandard	—	—	—	—	81	903	567	—	1,551
PCD	—	—	—	—	—	1,178	—	—	1,178
Total 1 - 4 family residential	$191,333	$101,377	$54,826	$59,861	$27,824	$88,094	$13,226	$6,025	$542,566

Multi-family residential:
Pass	$67,979	$59,239	$54,321	$68,531	$11,815	$27,020	$49	$—	$288,954
Special mention	—	—	—	21,287	—	—	—	—	21,287
Total multi-family residential	$67,979	$59,239	$54,321	$89,818	$11,815	$27,020	$49	$—	$310,241

OOCRE:
Pass	$114,413	$111,516	$56,964	$73,112	$54,921	$174,500	$2,986	$2,965	$591,377
Special mention	2,420	—	1,052	—	—	6,232	—	—	9,704
Substandard	—	412	—	25,440	781	10,259	—	—	36,892
PCD	—	1,377	—	—	6,567	19,620	—	—	27,564
Total OOCRE	$116,833	$113,305	$58,016	$98,552	$62,269	$210,611	$2,986	$2,965	$665,537

NOOCRE:
Pass	$628,140	$298,091	$254,566	$319,359	$56,710	$336,713	$5,861	$23,015	$1,922,455
Special mention	—	613	1,685	29,469	16,354	48,952	—	489	97,562
Substandard	—	48	1,775	26,209	1,581	52,479	—	—	82,092
PCD	—	—	—	13,620	—	4,580	—	—	18,200
Total NOOCRE	$628,140	$298,752	$258,026	$388,657	$74,645	$442,724	$5,861	$23,504	$2,120,309

Commercial:
Pass	$430,213	$187,370	$124,798	$65,186	$40,254	$52,491	$968,229	$19,130	$1,887,671
Special mention	7,958	2,341	149	15,136	1,069	3,368	3,482	2,589	36,092
Substandard	15,662	5,843	6,286	14,908	4,167	2,779	20,500	4,342	74,487

PCD	—	—	—	315	1,785	6,526	—	—	8,626
Total commercial	$453,833	$195,554	$131,233	$95,545	$47,275	$65,164	$992,211	$26,061	$2,006,876

MW:
Pass	$—	$—	$—	$—	$—	$—	$564,850	$250	$565,100
Substandard	—	—	—	—	—	—	545	—	545
Total MW	$—	$—	$—	$—	$—	$—	$565,395	$250	$565,645

Consumer:
Pass	$3,362	$1,566	$512	$408	$2,777	$784	$1,006	$25	$10,440
Special mention	—	—	—	—	65	14	—	—	79
Substandard	—	—	22	—	177	39	1,064	—	1,302
PCD	—	—	—	—	24	153	—	—	177
Total consumer	$3,362	$1,566	$534	$408	$3,043	$990	$2,070	$25	$11,998

Total Pass	$1,841,709	$1,241,076	$662,869	$647,461	$202,918	$708,994	$1,561,600	$52,573	$6,919,200
Total Special Mention	10,378	4,547	2,886	66,204	17,488	58,918	3,482	3,078	166,981
Total Substandard	15,662	6,303	8,083	66,557	6,787	66,459	22,676	4,342	196,869
Total PCD	—	1,377	—	13,935	8,376	34,405	—	—	58,093
Total	$1,867,749	$1,253,303	$673,838	$794,157	$235,569	$868,776	$1,587,758	$59,993	$7,341,143
1 Term loans amortized cost basis by origination year excludes $9,489 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $520,593 and $304,290 as of June 30, 2022 and 2021, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$18,168	$3,402	$17,705	$3,363
Increase from loan sales	207	384	1,698	384
Servicing asset impairment, net of recoveries	(1,603)	84	(1,883)	212
Amortization charged as a reduction to income	(1,092)	(145)	(1,840)	(234)
Balance at end of period	$15,680	$3,725	$15,680	$3,725
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2022 and 2021 there was a valuation allowance of $2,511 and $344, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2022 and December 31, 2021.
During the three and six months ended June 30, 2022, the Bank sold $11,511 and $15,886 in SBA LHI resulting in a gain of $1,186 and $1,719, respectively. During the three and six months ended June 30, 2022, the Bank sold $500 and $20,500 in USDA LHI resulting in a gain of $80 and $3,708, respectively. During the three months ended June 30, 2021, the Bank sold $15,176 in SBA LHI resulting in a gain of $1,953. No USDA LHI were sold during the three months ended June 30, 2021. The gain on sale of SBA and USDA loans is recorded in government guaranteed loan income, net, in the Company's consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,170,004	$—	$1,170,004
Equity securities with a readily determinable fair value	10,169	—	—	10,169
PPP loans	—	—	7,339	7,339
Loans held for sale(1)	—	13,289	—	13,289
Interest rate swap designated as hedging instruments	—	16,253	—	16,253
Correspondent interest rate swaps not designated as hedging instruments	—	22,589	—	22,589
Customer interest rate swaps not designated as hedging instruments	—	2,298	—	2,298
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$34,251	$—	$34,251
Correspondent interest rate swaps not designated as hedging instruments	—	2,429	—	2,429
Customer interest rate swaps not designated as hedging instruments	—	22,469	—	22,469
1) Represents loans held for sale elected to be carried at fair value.

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$993,058	$—	$993,058
Equity securities with a readily determinable fair value	11,038	—	—	11,038
PPP loans	—	53,369	—	53,369
Loans held for sale(1)	—	9,867	—	9,867
Interest rate swap designated as hedging instruments	—	7,001	—	7,001
Correspondent interest rate swaps not designated as hedging instruments	—	1,527	—	1,527
Customer interest rate swaps not designated as hedging instruments	—	3,261	—	3,261
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$1,404	$—	$1,404
Correspondent interest rate swaps not designated as hedging instruments	—	3,498	—	3,498
Customer interest rate caps and collars not designated as hedging instruments	—	1,442	—	1,442
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2022 and 2021.

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$13,835	$13,835
Servicing assets with a valuation allowance	—	—	12,417	12,417
As of December 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$10,100	$10,100
Servicing assets with a valuation allowance	—	—	3,223	3,223
At June 30, 2022, collateral dependent loans with an allowance had a recorded investment of $18,378, with $4,543 specific allowance for credit loss allocated. At December 31, 2021, collateral dependent loans with an allowance had a carrying value of $17,908, with $7,808 specific allowance for credit loss allocated.
At June 30, 2022, servicing assets of $14,927 had a valuation allowance totaling $2,510. At December 31, 2021, servicing assets of $3,850 had a valuation allowance totaling $627.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2022 or December 31, 2021.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2022 and December 31, 2021 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2022
Financial assets:
Cash and cash equivalents	$410,716	$—	$410,716	$—
HTM debt securities	184,399	—	162,297	—
Securities purchased under agreements to resell	98,961	—	98,961	—
Loans held for sale(1)	921	—	—	921
LHI, excluding PPP loans(2)	8,526,705	—	—	8,485,127
Accrued interest receivable	27,496	—	27,496	—
BOLI	84,097	—	84,097	—
Servicing asset	3,263	—	3,263	—
Equity securities without a readily determinable fair value	5,421	N/A	N/A	N/A
FHLB and FRB stock	87,116	N/A	N/A	N/A
Financial liabilities:
Deposits	$8,517,706	$—	$7,742,572	$—
Advances from FHLB	1,000,000	—	999,434	—
Accrued interest payable	1,346	—	1,346	—
Subordinated debentures and subordinated notes	228,272	—	228,272	—
Securities sold under agreement to repurchase	3,275	—	3,232	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,784	$—	$379,784	$—
HTM debt securities	59,436	—	61,446	—
Securities purchased under agreements to resell	102,288	—	102,288	—
Loans held for sale(1)	16,140	—	16,140	—
LHI(2)	7,259,233	—	—	7,283,992
Accrued interest receivable	22,008	—	22,008	—
Bank-owned life insurance	83,194	—	83,194	—
Servicing asset	14,482	—	14,482	—
Equity securities without a readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,892	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,363,615	$—	$7,145,175	$—
Advances from FHLB	777,562	—	796,480	—
Accrued interest payable	1,507	—	1,507	—
Subordinated debentures and subordinated notes	227,764	—	227,764	—
Securities sold under agreement to repurchase	4,069	—	4,026	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2022 and December 31, 2021 are as shown in the table below.

	June 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$16,253	$—	$250,000	$4,541	$—
Interest rate swap on customer loan interest payments	125,000	—	11,233	125,000	—	867
Interest rate swap on customer loan interest payments	125,000	—	10,970	125,000	—	537
Interest rate swap on customer loan interest payments	125,000	—	12,048	125,000	2,460	—
Total derivatives designated as hedging instruments	$625,000	$16,253	$34,251	$625,000	$7,001	$1,404

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$520,063	$22,589	$2,429	$379,787	$1,527	$3,498
Interest rate caps and collars	33,716	—	—	41,916	—	1
Commercial customer counterparty:
Interest rate swaps	520,063	2,298	22,469	379,787	3,261	1,442
Interest rate caps and collars	33,716	—	—	41,916	1	—
Total derivatives not designated as hedging instruments	$1,107,558	$24,887	$24,898	$843,406	$4,789	$4,941
Offsetting derivative assets/liabilities		(19,517)	(19,517)	—	(2,609)	(2,609)
Total derivatives	$1,732,558	$21,623	$39,632	$1,468,406	$9,181	$3,736

Pre-tax gain (loss) included in the consolidated statements of income and related to derivative instruments for the three months ended June 30, 2022 and 2021 were as follows.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	(Loss) gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	(Loss) gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,094)	$1,094	Interest Expense	$—	$—	Interest Expense
Interest rate swap on money market deposit account payments	2,323	229	Interest Expense	(132)	(207)	Interest Expense
Commercial loan interest rate floor	—	—	Interest Income	—	325	Interest Income
Interest rate swaps on customer loan interest payments	(12,801)	499	Interest Income	8,533	(8)	Interest Income
Total	$(11,572)	$1,822		$8,401	$110

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,407			$92

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	(Loss) gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,358)	$1,358	Interest Expense	$26,357	$—	Interest Expense
Interest rate swap on money market deposit account payments	11,712	58	Interest Expense	3,763	(406)	Interest Expense
Commercial loan interest rate floor	—	—	Interest Income	—	866	Interest Income
Interest rate swaps on customer loan interest payments	(35,307)	1,577	Interest Income	5,552	216	Interest Income
Total	$(24,953)	$2,993		$35,672	$676

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$2,126			$190

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
In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from a FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. This interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless the forecasted transactions become probable of not occurring. The gain accreted into income during the three and six months ended June 30, 2022 was $1,094 and $1,358, respectively.

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$520,063	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + 2.1% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.3 years	$(20,171)
Interest rate cap	$33,716	3.000%	LIBOR 1 month + —%	Wtd. Avg. 0.2 years	$—

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$520,063	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + 1.85% - 3.75% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.3 years	$20,160
Interest rate cap	$33,716	3.000%	LIBOR 1 month + —%	Wtd. Avg. 0.2 years	$—

	December 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480% - 2.900% SOFR-NYFD 30 day avg + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$1,820
Interest rate caps	$41,916	3.000% / 5.000%	LIBOR 1 month + 0% - 2.500%	Wtd. Avg. 0.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.200% - 5.000% SOFR CME 1 month + 2.480% - 2.900% SOFR-NYFD 30 day avg + 2.500% - 2.964%	Wtd. Avg. 4.8 years	$(1,972)
Interest rate caps	$41,916	2.500% / 3.000%	LIBOR 1 month + 0%	Wtd. Avg. 0.6 years	$(1)

8. Off-Balance Sheet (“OBS”) Loan Commitments
The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Commitments to extend credit	$4,190,725	$3,809,509
MW commitments	953,002	716,370
Standby and commercial letters of credit	82,002	65,881
Total	$5,225,729	$4,591,760
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance for ACL on unfunded commitments	$9,759	$10,177	$9,266	$10,747
Provision for credit losses on unfunded commitments	—	577	493	7
Ending balance of ACL on unfunded commitments	$9,759	$10,754	$9,759	$10,754

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and six months ended June 30, 2022 and 2021.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2022 and 2021, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	20,000	$10.09	1.06
Exercised	(18,550)	10.00
Outstanding and exercisable at June 30, 2021	1,450	$10.39	1.48

Outstanding at January 1, 2022	1,000	$10.43	1.07	$147
Outstanding and exercisable at June 30, 2022	1,000	$10.43	1.07	$68

As of June 30, 2022, December 31, 2021 and June 30, 2021 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the six months ended June 30, 2022 and 2021 is presented below:

	Fair Value of Options Exercised as of June 30,
	2022	2021
Nonperformance-based stock options exercised	—	552
2022 Equity Plan and Green Acquired Omnibus Plans
At the Company’s 2022 annual meeting of shareholders, the Company sought approval from its shareholders to authorize the amendment and restatement of the 2019 Amended and Restated Omnibus Incentive Plan (now referred to as the “2022 Equity Plan”) to, among other things, increase the aggregate number of shares that are available for grant thereunder, (the “Shareholder Approval”). Other terms amended in the 2022 Equity Plan included adding a one-year minimum vesting requirement on equity awards and clarifying certain provisions with respect to (i) the Compensation Committee’s authority and responsibilities in the administration of the 2022 Equity Plan, (ii) prohibitions against (x) dividend payments and voting rights with respect to any unvested awards, (y) the repricing of stock options and SARs, and (z) transfers of awards, and (iii) the definitions of termination of service, disability, and retirement. The Compensation Committee of the Board approved the amendment and restatement of the 2022 Equity Plan in May 2022 and Shareholder Approval was received in May 2022.
2022 Grants of Restricted Stock Units
    During the three and six months ending June 30, 2022, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Equity Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the six months ending June 30, 2022 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
2022 Equity Plan	$2,444	$2,202	$5,348	$4,183
Veritex (Green) 2014 Plan	200	490	614	987
2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of June 30, 2022 and 2021, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	975,801	$24.26
Granted	500	36.54
Forfeited	(13,996)	25.93
Exercised	(133,252)	22.95
Outstanding at June 30, 2021	829,053	$24.46	7.31
Options exercisable at June 30, 2021	515,903	$24.57	6.82

Outstanding at January 1, 2022	710,043	$24.38
Granted	500	35.26
Exercised	(38,128)	23.34
Outstanding at June 30, 2022	672,415	$24.44	6.40	$3,243
Options exercisable at June 30, 2022	541,737	$24.53	6.14	$2,569

As of June 30, 2022, December 31, 2021 and June 30, 2021, there was $470, $803 and $1,635 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at June 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.82 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of June 30, 2022 and 2021, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	441,132	$20.39
Granted	232,649	26.40
Vested into shares	(64,710)	24.27
Forfeited	(8,981)	26.29
Outstanding at June 30, 2021	600,090	$22.21

Outstanding at January 1, 2022	598,051	$23.39
Granted	238,455	38.91
Vested into shares	(112,695)	25.76
Forfeited	(6,142)	31.22
Outstanding at June 30, 2022	717,669	$28.14

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of June 30, 2022 and 2021, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	25.94
Outstanding at June 30, 2021	156,471	$24.17

Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance condition met	31,655
Vested into shares	(94,991)	21.49
Outstanding at June 30, 2022	132,564	$30.15
As of June 30, 2022, December 31, 2021 and June 30, 2021 there was $16,855, $10,413 and $12,280 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at June 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 2.01 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the six months ended June 30, 2022 and 2021 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2022	2021
Non-performance-based stock options exercised	1,562	4,286
RSUs vested	3,325	1,986
PSUs vested	2,270	—
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of June 30, 2022 and 2021, and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	352,000	$19.99
Forfeited	(4,251)	21.38
Exercised	(59,522)	19.50
Outstanding at June 30, 2021	288,227	$20.07	6.49
Options exercisable at June 30, 2021	217,031	$18.89	6.05

Outstanding at January 1, 2022	217,804	$19.62	6.13	$4,424
Cancelled	(790)	21.59
Exercised	(58,642)	19.21
Outstanding at June 30, 2022	158,372	$19.76	5.65	$1,520
Options exercisable at June 30, 2022	149,646	$19.11	5.52	$1,518
Weighted average fair value of options granted during the period		$—
As of June 30, 2022, December 31, 2021 and June 30, 2021, there was $50, $100, and $349 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at June 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.51 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of June 30, 2022 and 2021 and changes during the six months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(3,119)	24.99
Outstanding at June 30, 2021	125,425	$21.22

Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(4,922)	29.13
Outstanding at June 30, 2022	89,162	$21.35

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of June 30, 2022 and 2021 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at June 30, 2021	35,899	$22.26

Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	—
Vested into shares	(31,703)	19.69
Outstanding at June 30, 2022	19,173	$29.26
As of June 30, 2022, December 31, 2021 and June 30, 2021, there was $1,207, $1,252, and $2,005, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.06 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the six months ended June 30, 2022 and 2021 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2022	2021
Non-performance-based stock options exercised	$2,229	$1,757
RSUs vested	718	855
PSU vested	624	—
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of June 30, 2022 and 2021, and changes during the six months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	131,083	$11.60
Exercised	(62,742)	10.51
Outstanding at June 30, 2021	68,341	$12.60	2.67 years

Outstanding at January 1, 2022	66,143	$12.56
Exercised	(1,746)	13.20
Outstanding at June 30, 2022	64,397	$12.55	1.70 years	$1,076
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the six months ended June 30, 2022 and 2021 presented below:

	Fair Value of Options Exercised as of June 30,
	2022	2021
Nonperformance-based stock options exercised	70	1,838

10. Income Taxes
    Income tax expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense for the period	$8,079	$7,837	$16,181	$16,830
Effective tax rate	21.4%	21.0%	20.4%	21.6%
For the three months ended June 30, 2022, the Company had an effective tax rate of 21.4%. The Company had a net discrete tax benefit of $91 primarily associated with the recognition an excess tax benefit realized on share-based payment awards during the three months ended June 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.7% for the three months ended June 30, 2022.

For the six months ended June 30, 2022, the Company had an effective tax rate of 20.4%. The Company had a net discrete tax benefit of $1,083 associated with the recognition an excess tax benefit realized on share-based payment awards during the six months ended June 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.8% for the six months ended June 30, 2022.
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

As of June 30, 2022 and December 31, 2021, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since June 30, 2022 that management believes have changed the Company’s category.

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
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total capital (to risk-weighted assets “RWA”)
Company	$1,311,164	11.95%	$877,767	8.0%	n/a	n/a
Bank	1,292,821	11.78	877,977	8.0	$1,097,471	10.0%
Tier 1 capital (to RWA)
Company	1,044,951	9.52	658,583	6.0	n/a	n/a
Bank	1,224,304	11.16	658,228	6.0	877,637	8.0
Common equity tier 1 (to RWA)
Company	1,015,393	9.25	493,975	4.5	n/a	n/a
Bank	1,224,304	11.16	493,671	4.5	713,080	6.5
Tier 1 capital (to average assets)
Company	1,044,951	10.14	412,209	4.0	n/a	n/a
Bank	1,224,304	11.89	411,877	4.0	514,846	5.0
As of December 31, 2021
Total capital (to RWA)
Company	$1,100,404	11.60%	$758,899	8.0%	n/a	n/a
Bank	1,053,871	11.11	758,863	8.0	$948,579	10.0%
Tier 1 capital (to RWA)
Company	843,585	8.89	569,349	6.0	n/a	n/a
Bank	994,351	10.48	569,285	6.0	759,047	8.0
Common equity tier 1 (to RWA)
Company	814,138	8.58	426,995	4.5	n/a	n/a
Bank	994,351	10.48	426,964	4.5	616,725	6.5
Tier 1 capital (to average assets)
Company	843,585	9.05	372,855	4.0	n/a	n/a
Bank	994,351	10.69	372,068	4.0	465,085	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. No dividends were paid by the Bank to the Holdco during the three and six months ended June 30, 2022. No dividends were paid by the Bank to the Holdco during the three months ended June 30, 2021. Dividends of $8,440 were paid by the Bank to the Holdco during the six months ended June 30, 2021.

Dividends of $10,792, or $0.20 per outstanding share, and $20,705, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the three and six months ended June 30, 2022, respectively. Dividends of $8,413, or $0.17 per outstanding share, and $16,771, or $0.34 per outstanding share on the applicable record date, were paid by the Company during the three and six months ended June 30, 2021, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.78% as of June 30, 2022.

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

Acquisition-related Expenses

For the three and six months ended June 30, 2022, the Company incurred no pre-tax merger and acquisition expenses. For the year ended December 31, 2021, the Company incurred $826 of pre-tax merger and acquisition expenses.
Acquired Loans and PCD Loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No ACL was carried over from NAC. The Bank did not identify any acquired PCD loans.

The following table discloses the fair value and contractual value of loans acquired from NAC on November 1, 2021:

Total acquired loans
Commercial	$26,519
CRE	2,138
Total fair value	$28,657
Contractual principal balance	$29,338

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

In addition, the economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in and may continue to result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including energy, hotels/lodging, restaurants, entertainment and CRE, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. Additionally, the temporary closures of bank branches in 2020 and the safety precautions implemented at re-opened branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Our business is relationship driven and such changes could necessitate changes to our business practices to accommodate changing consumer behaviors.

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

Capital and liquidity

As of June 30, 2022, all of our and the Bank’s capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that the Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Credit

While all industries experienced adverse impacts as a result of COVID-19 virus, we had no material exposure to loan categories that management considered to be "at-risk" of significant impact as of June 30, 2022.

We continue to work with customers directly affected by COVID-19. We are prepared to offer assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we continue to engage in communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Economic Conditions

The economic conditions and growth prospects for our markets, even against the headwinds of inflation and recessionary concerns, continue to reflect a solid and positive overall outlook with economic activity close to pre-pandemic levels. Increasing interest rates and rising building costs have caused some slowing of the highly robust single family housing market, however there continues to be a shortage of housing in several Texas markets. Worker shortages especially in the restaurant, hospitality and retail industries combined with supply chain disruptions impacting numerous industries and inflationary conditions has had some impact on the level of economic growth. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. Overall, Texas continues to experience economic growth due to company relocations and expansions combined with overall population growth.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

General
    Net income for the three months ended June 30, 2022 was $29.6 million, an increase of $170 thousand, or 0.6%, from net income of $29.5 million for the three months ended June 30, 2021.
    Basic EPS was $0.55 and $0.60 for the three months ended June 30, 2022 and June 30, 2021, respectively. Diluted EPS for the three months ended June 30, 2022 was $0.54, a decrease of $0.05 from $0.59 for the three months ended June 30, 2021.
Net Interest Income

For the three months ended June 30, 2022, net interest income totaled $84.5 million and net interest margin and net interest spread were 3.42% and 3.21%, respectively. For the three months ended June 30, 2021, net interest income totaled $67.1 million and net interest margin and net interest spread were 3.11% and 2.90%, respectively. The increase in net interest income was primarily due to an increase in interest income of $14.4 million on loans and an increase of $2.1 million on debt securities; offset by an increase in interest expense of $2.2 million in interest-bearing demand and savings deposits, a $995 thousand decrease in advances from FHLB, a $958 thousand decrease in certificates and other time deposits, and a $417 thousand decrease in interest expense on subordinated debentures and subordinated debt, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Net interest margin increased 31 bps to 3.42% from 3.11% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in average yields earned on warehouse loans, offset by decreases in the average rate paid on certificate and other time deposits, advances from FHLB and other borrowings in the three months ended June 30, 2022. As a result, the average cost of interest-bearing deposits increased to 0.43% for the three months ended June 30, 2022 from 0.35% for the three months ended June 30, 2021.

For the three months ended June 30, 2022, interest expense totaled $9.1 million and the average rate paid on interest-bearing liabilities was 0.58%. For the three months ended June 30, 2021, interest expense totaled $9.1 million and the average rate paid on interest-bearing liabilities was 0.63%. The year-over-year decrease was due to decreases in the average rates paid on certificates and other time deposits, changes in mix of FHLB advances, and other borrowings.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2022 and 2021, interest income not recognized on nonaccrual loans was $589 thousand and $255 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$7,547,564	$78,234	4.16%	$6,108,527	$63,427	4.16%
LHI, MW	479,187	3,929	3.29	455,334	3,476	3.06
PPP loans	11,402	28	1.00	364,020	911	1.00
Debt Securities	1,318,502	9,632	2.93	1,095,678	7,529	2.76
Interest-earning deposits in other banks	369,847	714	0.77	548,087	167	0.12
Equity securities and other investments	167,327	1,057	2.53	87,413	672	3.08
Total interest-earning assets	9,893,829	93,594	3.79	8,659,059	76,182	3.53
ACL	(74,268)			(105,050)
Noninterest-earning assets	892,102			767,270
Total assets	$10,711,663			$9,321,279

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,770,098	$4,094	0.44%	$3,191,405	$1,661	0.21%
Certificates and other time deposits	1,459,690	1,465	0.40	1,515,092	2,423	0.64
Advances from FHLB	828,769	834	0.40	777,655	1,829	0.94
Subordinated debentures and subordinated debt	232,043	2,721	4.70	264,931	3,138	4.75
Total interest-bearing liabilities	6,290,600	9,114	0.58	5,749,083	9,051	0.63

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,870,692			2,266,470
Other liabilities	102,994			51,355
Total liabilities	9,264,286			8,066,908
Stockholders’ equity	1,447,377			1,254,371
Total liabilities and stockholders’ equity	10,711,663			$9,321,279
Net interest rate spread(2)			3.21%			2.90%
Net interest income		$84,480			$67,131
Net interest margin(3)			3.42%			3.11%
(1) Includes average outstanding balances of loans held for sale of $12,112 and $14,364 for the three months ended June 30, 2022 and June 30, 2021, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$14,942	$(135)	$14,807
LHI, MW	182	271	453
PPP loans	(883)	—	(883)
Debt Securities	1,533	570	2,103
Equity securities and other investments	(53)	600	547
Interest-bearing deposits in other banks	614	(229)	385
Total increase in interest income	16,335	1,077	17,412
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	301	2,132	2,433
Certificates and other time deposits	(89)	(869)	(958)
Advances from FHLB	120	(1,115)	(995)
Subordinated debentures and subordinated notes	(390)	(27)	(417)
Total (decrease) increase in interest expense	(58)	121	63
Increase in net interest income	$16,393	$956	$17,349
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $9.0 million for the three months ended June 30, 2022, compared to no provision or benefit for the same period in 2021. The increase was primarily attributable to an increase in general reserves as a result of loan growth. For the three months ended June 30, 2022, we also recorded zero provision for unfunded commitments, which was attributable to higher unfunded balances.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,039	$3,847	$1,192
Loan fees	2,385	1,823	562
Gain on sales of mortgage loans held for investment	223	385	(162)
Government guaranteed loan income, net	789	3,448	(2,659)
Equity method investment income	966	—	966
Other	976	2,953	(1,977)
Total noninterest income	$10,378	$12,456	$(2,078)
Noninterest income for the three months ended June 30, 2022 decreased $2.1 million, or 16.7%, to $10.4 million compared to noninterest income of $12.5 million for the same period in 2021. The primary drivers of the decrease was as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $5.0 million during the three months ended June 30, 2022, an increase of $1.2 million or 31.0%, over the same period in 2021. This increase was primarily due to increases in analysis charges of $506 thousand, ATM and debit card fees of $358 thousand, and other fee income of $284 thousand.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $2.7 million or 77.1% was primarily due to the decrease of $1.0 million in fees earned on PPP loans for the three months ended June 30, 2021 with no corresponding PPP loan originations during the three months ended June 30, 2022. Also, a decrease of $768 thousand on the gain on sale of SBA and U.S. Department of Agriculture (“USDA”) loans, as well as a decrease of $967 thousand in loan valuations during the three months ended June 30, 2022, compared to the same period in 2021.

Other. Other includes other noninterest income from fees. The decrease in other of $2.0 million or 66.9% was primarily due to the decrease of $1.9 million in servicing asset fees during the three months ended June 30, 2022, compared to the same period in 2021.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		Increase (Decrease)
	2022	2021
	(In thousands)
Salaries and employee benefits	$26,924	$23,451	$3,473
Occupancy and equipment	4,496	4,233	263
Professional and regulatory fees	2,865	3,086	(221)
Data processing and software expense	3,386	2,536	850
Marketing	2,306	1,841	465
Amortization of intangibles	2,495	2,517	(22)
Telephone and communications	352	337	15
Merger and acquisition expense	295	—	295
Other	5,034	3,716	1,318
Total noninterest expense	$48,153	$41,717	$6,436

Noninterest expense for the three months ended June 30, 2022 increased $6.4 million, or 15.4%, to $48.2 million compared to noninterest expense of $41.7 million for the three months ended June 30, 2021. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $26.9 million for the three months ended June 30, 2022, an increase of $3.5 million, or 14.8%, compared to the same period in 2021. The increase was primarily attributable to a (i) $3.1 million increase in salaries resulting from continued investment in talent, (ii) $1.6 million increase in stock-based compensation resulting from the vesting of February 1, 2019 performance restricted stock unit awards which vested at 150% due the Company’s performance (as defined by the equity awards), (iii) $563 thousand increase in employee benefit expenses and (iv) $200 thousand increase in FICA taxes.

Other. Other noninterest expenses had an increase of $1.3 million, or 35.5%, to $5.0 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $763 thousand in loan and collection expenses, and an increase of $752 thousand in miscellaneous expenses.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, we did not believe a valuation allowance was necessary.

For the three months ended June 30, 2022, income tax expense totaled $8.1 million, an increase of $242 thousand, compared to an income tax expense of $7.8 million for the same period in 2021. For the three months ended June 30, 2022, we had an effective tax rate of 21.4%.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

General

    Net income for the six months ended June 30, 2022 was $63.1 million, an increase of $1.9 million, or 3.0%, from net income of $61.2 million for the six months ended June 30, 2021.
    Basic EPS for the six months ended June 30, 2022 was $1.21, a decrease of $0.03 from $1.24 for the six months ended June 30, 2021. Diluted EPS for the six months ended June 30, 2022 was $1.19, a decrease of $0.03 from $1.22 for the six months ended June 30, 2021.
Net Interest Income

For the six months ended June 30, 2022, net interest income before provisions for credit losses totaled $157.5 million and net interest margin and net interest spread were 3.32% and 3.13%, respectively. For the six months ended June 30, 2021, net interest income totaled $132.8 million and net interest margin and net interest spread were 3.16% and 2.94%, respectively. The increase in net interest income of $24.7 million was primarily due to an increase of $18.4 million in interest income on loans and a $2.4 million increase in interest income on debt securities, partially offset by interest expense on transaction and savings deposits which increased $2.2 million, interest expense on certificates and other time deposits decreased $2.6 million , and a $1.3 million decrease in interest expense on FHLB advances due to a change in mix during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in interest income on loans was due to higher loan yields. The $400 thousand decrease in interest expense on deposit accounts was due to a change in deposit mix. Net interest margin increased 16 basis points from the six months ended June 30, 2021 primarily due to an increase in the yields on loan balances, partially offset by decreases in the average rate paid on interest-bearing liabilities due to a favorable shift in deposit and borrowing mix during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As a result, the average cost of interest-bearing deposits decreased 6 basis points to 0.34% for the six months ended June 30, 2022 from 0.40% for the six months ended June 30, 2021.

For the six months ended June 30, 2022, interest expense totaled $16.5 million and the average rate paid on interest-bearing liabilities was 0.54%. For the six months ended June 30, 2021, interest expense totaled $19.0 million and the average rate paid on interest-bearing liabilities was 0.68%. The decrease of $2.5 million in interest expense was primarily due to a favorable shift in the deposit and borrowing mix with a $2.6 million decrease in the average rate paid on time deposits, a $2.1 million decrease in interest paid on borrowings and partially offset by a $2.2 million increase in the average rate paid on interest-bearing demand and savings deposits.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2022 and 2021, interest income not recognized on non-accrual loans was $1.5 million and $1.4 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$7,205,954	$146,500	4.10%	$6,003,754	$126,128	4.24%
LHI, MW	450,592	6,998	3.13	482,853	7,292	3.05
PPP loans	27,477	136	1.00	360,209	1,793	1.00
Debt securities	1,230,159	17,394	2.85	1,079,697	14,966	2.80
Interest-bearing deposits in other banks	461,844	976	0.43	445,356	294	0.13
Equity securities and other investments	178,602	1,967	2.22	87,296	1,335	3.08
Total interest-earning assets	9,554,628	173,971	3.67	8,459,165	151,808	3.62
ACL	(76,046)			(105,509)
Noninterest-earning assets	878,679			778,691
Total assets	$10,357,261			$9,132,347

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,621,697	$5,845	0.33%	$3,115,417	$3,641	0.24%
Certificates and other time deposits	1,480,654	2,845	0.39	1,512,479	5,484	0.73
Advances from FHLB	803,295	2,381	0.60	777,675	3,641	0.94
Subordinated debentures and subordinated notes	231,959	5,380	4.68	265,142	6,276	4.77
Total interest-bearing liabilities	6,137,605	16,451	0.54	5,670,713	19,042	0.68

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,731,869			2,168,396
Other liabilities	85,126			53,823
Total liabilities	8,954,600			7,892,932
Stockholders’ equity	1,402,661			1,239,415
Total liabilities and stockholders’ equity	$10,357,261			$9,132,347

Net interest rate spread(2)			3.13%			2.94%
Net interest income		$157,520			$132,766
Net interest margin(3)			3.32%			3.16%
________________________________
(1) Includes average outstanding balances of loans held for sale of $12,440 and $15,476 for the six months ended June 30, 2022 and June 30, 2021, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Six Months Ended
	June 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$25,256	$(4,884)	$20,372
LHI, MW	(488)	194	(294)
PPP loans	(1,657)	—	(1,657)
Debt securities	2,086	342	2,428
Interest-bearing deposits in other banks	11	671	682
Equity securities and other investments	1,395	(763)	632
Total increase (decrease) in interest income	26,603	(4,440)	22,163
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	592	1,612	2,204
Certificates and other time deposits	(115)	(2,524)	(2,639)
Advances from FHLB	120	(1,380)	(1,260)
Subordinated debentures and subordinated notes	(785)	(111)	(896)
Total decrease in interest expense	(188)	(2,403)	(2,591)
Increase in net interest income	$26,791	$(2,037)	$24,754
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit losses was $8.5 million for the six months ended June 30, 2022, compared to no provision for the same period in 2021, an increase of $8.5 million. The increase in the recorded provision for credit losses for the six months ended June 30, 2022 was primarily attributable to an increase in general reserves as a result of loan growth. In the six months ended June 30, 2022, we also recorded an $493 thousand provision for unfunded commitments, which was attributable to higher unfunded balances. ACL as a percentage of LHI, excluding MW and PPP loans, was 1.02%, 1.02% and 1.59% of total loans at June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$9,749	$7,476	$2,273
Loan fees	5,179	3,164	2,015
Gain on sales of mortgage loans	530	892	(362)
Government guaranteed loan income, net	5,680	9,996	(4,316)
Equity method investment income	1,333	—	1,333
Other	3,004	5,100	(2,096)
Total noninterest income	$25,475	$26,628	$(1,153)

Noninterest income for the six months ended June 30, 2022 decreased $1.1 million, or 4.3%, to $25.5 million compared to noninterest income of $26.6 million for the same period in 2021. The primary drivers of the decrease were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $9.7 million during the six months ended June 30, 2022, an increase of $2.3 million or 30.4%, over the same period in 2021. This increase was primarily due to increases in analysis charges of $1.1 million, ATM and debit card fees of $614 thousand, and other fee income of $447 thousand.
Loan fees. We earn certain fees in connection with funding and servicing loans. Loan fees were $5.2 million for the six months ended June 30, 2022 compared to $3.2 million for the same period in 2021. The increase of $2.0 million, or 63.7%, was primarily due to increases in syndication fees of $1.4 million, prepayment fees on CRE of $470 thousand, and C&I unused lines fees of $107 thousand.
Government guaranteed loan income, net. Government guaranteed loan income, net includes income related to the sales of SBA loans. The decrease in government guaranteed loan income, net, of $4.3 million was primarily due to the $7.5 million decrease in PPP loan fees collected during the six months ended June 30, 2021 with no corresponding PPP loan fees collected during the six months ended June 30, 2022. This decrease in government guaranteed loan income, net, was partially offset by a $3.7 million increase in gains on the sale of USDA loans.
Other. The decrease in other noninterest income of $2.1 million in six months ended June 30, 2022 as compared to the same period in 2021 was primarily driven by an decrease in servicing assets income, net of $3.8 million, partially offset by derivative income, net of $1.7 million.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Six Months Ended		Increase
	June 30,		(Decrease)
	2022	2021	2022 vs. 2021
	(In thousands)
Salaries and employee benefits	$54,437	$46,383	$8,054
Occupancy and equipment	9,013	8,329	684
Professional and regulatory fees	6,023	6,527	(504)
Data processing and software expense	6,307	4,855	1,452
Marketing	3,493	2,750	743
Amortization of intangibles	4,990	5,054	(64)
Telephone and communications	737	674	63
Merger and acquisition expense	995	—	995
Other	8,730	6,742	1,988
Total noninterest expense	$94,725	$81,314	$13,411

Noninterest expense for the six months ended June 30, 2022 increased $13.4 million, or 16.5%, to $94.7 million compared to noninterest expense of $81.3 million for the six months ended June 30, 2021. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $54.4 million for the six months ended June 30, 2022, an increase of $8.1 million, or 17.4%, compared to the same period in 2021. The increase was primarily attributable to a (i) $3.2 million increase in salaries resulting from continued investment in talent, (ii) $2.8 million increase in stock-based compensation resulting from the vesting of February 1, 2019 performance restricted stock unit awards which vested at 150% due to the Company’s performance (as defined by the equity awards), (iii) $1.1 million increase in FICA taxes, and (iv) $1.0 million increase in employee benefit expenses.

Data processing and software expense. For the six months ended June 30, 2022, data processing and software expense was $6.3 million, an increase of $1.5 million or 29.9%, compared to the same period in 2021. The increase was primarily due to an increase of $1.2 million in software expense.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $8.7 million for the six months ended June 30, 2022 compared to $6.7 million for the same period in 2021, an increase of $2.0 million, or 29.5%. This increase was primarily due to an (i) increase of $347 thousand in check\in-clearing related losses, (ii) increase in problem loan fees of $286 thousand, (iii) increase of $250 thousand in legal settlements, (iv) increase of $242 thousand in auto\travel related expenses, (v) increase of $140 thousand in debit and credit card related fees, (vi) increase in loan appraisal fees of $124 thousand, (vii) increase in information services online access fees of $122 thousand, (viii) increase in subscriptions of $111 thousand, (ix) increase in bank service charges of $106 thousand, and (x) increase in FHLB LOC fees of $102 thousand, during the six months ended June 30, 2022 as compared to the same period in 2021.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, we did not believe a valuation allowance was necessary.

For the six months ended June 30, 2022, income tax expense totaled $16.2 million, a decrease of $649 thousand, or 3.9%, compared to an income tax expense of $16.8 million for the same period in 2021. The effective tax rate for the six months ended June 30, 2022 was 20.4%, a decrease as compared to the effective tax rate of 21.6% for the same period in 2021. The decrease in the effective tax rate was primarily a result of the recognition of a $1.1 million excess tax benefit realized on share-based payment awards during the six months ended June 30, 2022.

Financial Condition

Our total assets increased $1.54 billion, or 15.8%, from $9.76 billion as of December 31, 2021 to $11.30 billion as of June 30, 2022.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2022, total LHI, excluding ACL, was $8.57 billion, an increase of $1.16 billion, or 15.6%, compared to $7.41 billion as of December 31, 2021. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $14.2 million and $26.0 million in loans were classified as held for sale as of June 30, 2022 and December 31, 2021, respectively.

Total LHI, excluding MW and PPP loans, as a percentage of deposits were 93.1% and 92.0% as of June 30, 2022 and December 31, 2021, respectively. Total LHI, excluding MW and PPP loans, as a percentage of assets were 70.0% and 69.4% as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2022		2021
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$2,450,403	28.6%	$2,006,876	27.3%
MW	629,291	7.4%	565,645	7.7%
Real estate:
Owner Occupied CRE (“OOCRE”)	646,723	7.6%	665,537	9.1%
Non-owner Occupied CRE (“NOOCRE”)	2,203,970	25.7%	2,120,309	28.9%
Construction and land	1,532,997	17.9%	1,062,144	14.5%
Farmland	47,319	0.6%	55,827	0.8%
1-4 family residential	765,260	8.9%	542,566	7.4%
Multifamily	276,632	3.2%	310,241	4.2%
Consumer	7,520	0.1%	11,998	0.1%
Total LHI, carried at amortized cost(1)	$8,560,115	100.0%	$7,341,143	100.0%

LHI, PPP loans, carried at fair value	$7,339	100.0%	$53,369	100.0%

Total loans held for sale	$14,210	100.0%	$26,007	100.0%
(1) Total LHI, carried at amortized cost, excludes $15.0 million and $9.5 million of deferred loan fees, net, as of June 30, 2022 and December 31, 2021, respectively.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of June 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans(1)	$42,242	$49,687
Accruing loans 90 or more days past due	1,753	235
Total nonperforming loans	43,995	49,922
Other real estate owned:

CRE, construction, land and land development	1,032	—
Total other real estate owned	1,032	—
Total nonperforming assets	$45,027	$49,922
Troubled debt restructured loans—nonaccrual	18,926	19,746
Troubled debt restructured loans—accruing	3,382	5,772
Ratio of nonperforming loans to total loans	0.55%	0.74%
Ratio of nonperforming assets to total assets	0.40%	0.51%
(1) At June 30, 2022 and December 31, 2021, nonaccrual loans included PCD loans of $10,469 and $11,506, respectively, not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of June 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Commercial	$10,857	$15,267
Real estate:
OOCRE	13,250	14,236
NOOCRE	17,469	17,978
1-4 family residential	513	990
Consumer	153	1,216
Total	$42,242	$49,687

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,529,112	$2,009	$—	$1,876	$1,532,997
Farmland	47,319	—	—	—	47,319
1 - 4 family residential	762,237	421	1,474	1,128	765,260
Multi-family residential	255,004	21,628	—	—	276,632
OOCRE	589,768	5,512	29,227	22,216	646,723
NOOCRE	2,010,404	123,553	55,655	14,358	2,203,970
Commercial	2,345,958	46,874	50,685	6,886	2,450,403
MW	628,861	—	430	—	629,291
Consumer	7,230	74	186	30	7,520
Total	$8,175,893	$200,071	$137,657	$46,494	$8,560,115

	December 31, 2021
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,057,891	$1,905	$—	$2,348	$1,062,144
Farmland	55,827	—	—	—	55,827
1 - 4 family residential	539,485	352	1,551	1,178	542,566
Multi-family residential	288,954	21,287	—	—	310,241
OOCRE	591,377	9,704	36,892	27,564	665,537
NOOCRE	1,922,455	97,562	82,092	18,200	2,120,309
Commercial	1,887,671	36,092	74,487	8,626	2,006,876
MW	565,100	—	545	—	565,645
Consumer	10,440	79	1,302	177	11,998
Total	$6,919,200	$166,981	$196,869	$58,093	$7,341,143

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	June 30, 2022		December 31, 2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$10,300	12.8%	$7,293	9.4%
Farmland	145	0.2	187	0.2
1 - 4 family residential	8,056	10.0	5,982	7.7
Multi-family residential	2,186	2.7	2,664	3.4
OOCRE	7,609	9.4	9,215	11.9
NOOCRE	27,772	34.5	30,548	39.3
Total real estate	$56,068	69.6%	$55,889	71.9%
Commercial	24,374	30.2	21,632	27.8
Consumer	134	0.2	233	0.3
Total ACL	$80,576	100.0%	$77,754	100.0%

The ACL increased $2.8 million to $80.6 million as of June 30, 2022 from December 31, 2021. The increase in the ACL compared to December 31, 2021, was primarily attributable to net charge-offs of $909 thousand.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$7,656,546	$6,486,607
Amortized costs of loans outstanding at end of period excluding MW and PPP loans(1)	7,915,792	6,272,087
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	8,545,083	6,832,026
ACL at beginning of period	77,754	105,084
Benefit for credit losses	8,500	—
Charge-offs:
Real estate:
Residential	—	(303)
OOCRE	(244)	(689)
Commercial	(528)	(5,966)
Consumer	(1,091)	(38)
Total charge-offs	(1,863)	(6,996)
Recoveries:
Real estate:
Residential	3	26
OOCRE	245	500
NOOCRE	93	—
Commercial	572	885
Consumer	41	44
Total recoveries	954	1,455
Net charge-offs	(909)	(5,541)
ACL at end of period	$80,576	$99,543
Ratio of ACL to end of period loans excluding MW and PPP loans	1.02%	1.59%
Ratio of net charge-offs to average loans	0.01%	0.09%
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

Equity Securities
As of June 30, 2022, we held equity securities with a readily determinable fair value of $10.2 million compared to $11.0 million as of December 31, 2021. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $5.4 million at June 30, 2022 compared to $4.4 million at December 31, 2021. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Securities purchased under agreements to resell

As of June 30, 2022, we held securities purchased under agreements to resell of $99.0 million and we recognized interest income of $585 thousand during the six months ended June 30, 2022. We held no securities purchased under agreements to resell during the six months ended June 30, 2021. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.

FHLB Stock and FRB Stock

As of June 30, 2022, we held FHLB stock and FRB stock of $87.1 million compared to $71.9 million as of December 31, 2021. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2022, the carrying amount of debt securities totaled $1.35 billion, an increase of $301.9 million, or 28.7%, compared to $1.05 billion as of December 31, 2021. The increase was primarily due to purchases of debt securities of $444.3 million and net unrealized gains $84.3 million, partially offset by maturities, calls, and paydowns of $56.0 million. Debt securities represented 12.0% and 10.8% of total assets as of June 30, 2022 and December 31, 2021, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2022, management believes that available for sale securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL have been recognized in the Company’s consolidated balance sheets. The Company also recorded no ACL for its held to maturity debt securities as of June 30, 2022.
    As of June 30, 2022 and December 31, 2021, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive Mortgage, LLC (“Thrive”) for $54.9 million in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, we have a $35.8 million basis difference which is being accounted for as equity method goodwill.

We had $62.1 million in equity method investments as of June 30, 2022 and reported $1.3 million of income resulting from these investment for the six months ended June 30, 2022 which represents our proportionate share of our investee’s income.

Deposits

Total deposits as of June 30, 2022 were $8.52 billion, an increase of $1.15 billion, or 15.7%, compared to $7.36 billion as of December 31, 2021. The increase from December 31, 2021 was primarily the result of increases of $730.9 million in interest-bearing transaction and savings deposits and $437.1 million in noninterest-bearing demand deposits partially offset by $14.0 million decrease in certificates and other time deposits.

Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of June 30, 2022 and December 31, 2021, total borrowing capacity of $2.66 billion and $777.5 million, respectively, was available under this arrangement and $1.00 billion and $227.8 million, respectively, was outstanding with a weighted average interest rate of 1.32% for the six months ended June 30, 2022 and 0.94% for the year ended December 31, 2021. FHLB has also issued standby letters of credit to the Company for $1.1 billion and $777.6 million as of each of June 30, 2022 and December 31, 2021, respectively. Our current FHLB advances mature within thirteen years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of June 30, 2022 and December 31, 2021, $1.10 billion and $995.1 million were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of June 30, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Borrowed Funds” in our 2021 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	June 30, 2022
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	3.68%
SovDallas Capital Trust I	8,609	4.97%
Patriot Bancshares Capital Trust I	5,155	2.89%
Patriot Bancshares Capital Trust II	17,011	3.63%
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2022 and the year ended December 31, 2021, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of June 30, 2022 and December 31, 2021. There were no advances under these lines of credit outstanding as of June 30, 2022 and December 31, 2021.

In addition, $7.3 million was available in conjunction with the Paycheck Protection Program Liquidity Program (“PPPLF”) which is a lending facility offered by the FRB to facilitate lending to small businesses under the PPP. As of June 30, 2022, we have not utilized the PPPLF.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $10.4 billion for the six months ended June 30, 2022 and $9.36 billion for the year ended December 31, 2021.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	26.4%	24.1%
Interest-bearing	35.0	34.2
Certificates and other time deposits	14.3	16.5
Advances from FHLB	7.8	8.3
Other borrowings	2.2	2.8
Other liabilities	0.8	0.6
Stockholders’ equity	13.5	13.5
Total	100.0%	100.0%
Uses of Funds:
Loans	73.5%	73.2%
Debt Securities	11.9	12.0
Interest-bearing deposits in other banks	4.5	1.5
Other noninterest-earning assets	10.1	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	34.9%	32.3%
Average loans, excluding PPP and MW, to average deposits	92.0%	89.9%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 14.4% for the six months ended June 30, 2022 compared to the year ended December 31, 2021. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of June 30, 2022, we had $4.19 billion in outstanding commitments to extend credit, $953.0 million in unconditionally cancellable MW commitments and $82.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $3.81 billion in outstanding commitments to extend credit, $716.4 million in MW commitments and $65.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2022, we had cash and cash equivalents of $410.7 million compared to $379.8 million as of December 31, 2021.

Analysis of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Net cash provided by operating activities	$99,241	$147,190
Net cash used in investing activities	(1,573,493)	(435,780)
Net cash provided by financing activities	1,505,184	447,792
Net change in cash and cash equivalents	$30,932	$159,202
Cash Flows Provided by Operating Activities
    For the six months ended June 30, 2022, net cash provided by operating activities decreased by $47.9 million when compared to the same period in 2021. The decrease in cash from operating activities was primarily related to the cash received for the termination of derivatives designated as hedging instruments of $43.9 million.
Cash Flows Used in Investing Activities
    For the six months ended June 30, 2022, net cash used in investing activities increased by $1.14 billion when compared to the same period in 2021. The increase in cash used in investing activities was primarily attributable to a $280.9 million increase in purchases of AFS debt securities and a $857.4 million increase in originations of net loans held for investment.
Cash Flows Provided by Financing Activities
    For the six months ended June 30, 2022, net cash provided by financing activities increased by $1.06 billion when compared to the same period in 2021. The increase in cash provided by financing activities was primarily attributable to a $688.0 million increase in deposits, a $221.2 million increase in advances from FHLB and a $153.9 million increase proceeds from our common stock offering completed during the six months ended June 30, 2022.
    As of the six months ended June 30, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.43 billion as of June 30, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $114.4 million, or 8.7%. The increase from December 31, 2021 to June 30, 2022 was primarily the result of our $153.8 million common stock offering, $63.1 million of net income recognized, along with $6.0 million in stock-based compensation and a $618 thousand increase due to the exercise of employee stock options during the six months ended June 30, 2022. This increase was partially offset by $85.5 million in other comprehensive income and $20.7 million in dividends declared and paid during the six months ended June 30, 2022.
By comparison, total stockholders’ equity increased to $1.27 billion as of June 30, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $69.5 million, or 5.8%. The increase from December 31, 2020 to June 30, 2021 was primarily the result of $61.2 million of net income recognized, an increase of $21.0 million in other comprehensive income, a $3.5 million increase due to the exercise of employee stock options, and $5.2 million in stock-based compensation recognized during the six months ended June 30, 2021. This increase was partially offset by $4.1 million in stock buybacks and $16.8 million in dividends declared and paid during the six months ended June 30, 2021.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2022 and December 31, 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
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

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,311,164	11.95%	$1,100,404	11.60%
Tier 1 capital (to risk-weighted assets)	1,044,951	9.52	843,585	8.89
Common equity tier 1 (to risk-weighted assets)	1,015,393	9.25	814,138	8.58
Tier 1 capital (to average assets)	1,044,951	10.14	843,585	9.05
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,292,821	11.78%	$1,053,871	11.11%
Tier 1 capital (to risk-weighted assets)	1,224,304	11.16	994,351	10.48
Common equity tier 1 (to risk-weighted assets)	1,224,304	11.16	994,351	10.48
Tier 1 capital (to average assets)	1,224,304	11.89	994,351	10.69
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of June 30, 2022 since December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to ACL, business combinations, debt securities and goodwill. Since December 31, 2021, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2021, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in this report.

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	15.02%	7.62%	20.31%	15.79%
+ 200	10.01%	5.57%	13.13%	11.62%
+ 100	4.99%	3.10%	6.60%	6.64%
Base	—%	—%	—%	—%
−100	(5.06)%	(4.15)%	(3.85)%	(11.68)%
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO), of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report. In making this determination, our management, with the supervision and participation of our CEO and CFO, considered a reportable event on a Current Report on Form 8-K that occurred during the period covered by this report, which was untimely but eventually filed with the SEC one day late due to an oversight, and which management believes does not change the effectiveness of our disclosure controls as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 5, 2022	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)