Form 10-Q
period 2022-09-30
Veritex Holdings, Inc.
filed 2022-11-04
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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

As of November 4, 2022, there were 54,005,123 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of September 30, 2022 and December 31, 2021
(Dollars in thousands, except par value and share information)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and due from banks	$52,029	$44,023
Interest bearing deposits in other banks	381,868	335,761
Total cash and cash equivalents	433,897	379,784
Debt securities available-for-sale (“AFS”), at fair value	1,114,886	993,058
Debt securities held-to-maturity (“HTM”) (fair value of $155,551 and $61,446, at September 30, 2022 and December 31, 2021, respectively)	188,118	59,436
Equity securities	19,199	15,393
Securities purchased under agreements to resell	—	102,288
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	95,334	71,892
Total investments	1,418,555	1,243,085
Loans held for sale	17,644	26,007
Loans held for investment (“LHI”), including Paycheck Protection Program (“PPP”) loans, carried at fair value	2,821	53,369
LHI, mortgage warehouse (“MW”)	523,805	565,645
LHI, excluding MW and PPP	8,510,433	6,766,009
Less: Allowance for credit losses (“ACL”)	(85,037)	(77,754)
Total LHI, net	8,952,022	7,307,269
Bank-owned life insurance (“BOLI”)	84,030	83,194
Premises and equipment, net	108,720	109,271
Intangible assets, net of accumulated amortization	56,238	66,017
Goodwill	404,452	403,771
Other assets	238,896	138,851
Total assets	$11,714,454	$9,757,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,811,412	$2,510,723
Interest-bearing transaction and savings deposits	4,269,668	3,276,312
Certificates and other time deposits	1,667,364	1,576,580
Total deposits	8,748,444	7,363,615
Accounts payable and other liabilities	173,198	69,160
Advances from FHLB	1,150,000	777,562
Subordinated debentures and subordinated notes	228,524	227,764
Securities sold under agreements to repurchase	2,389	4,069
Total liabilities	10,302,555	8,442,170
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,621,985 and 56,010,423 at September 30, 2022 and December 31, 2021, respectively	606	560
Additional paid-in capital (“APIC”)	1,303,171	1,142,758
Retained earnings	350,195	275,273
Accumulated other comprehensive (loss) income (“AOCI”)	(74,491)	64,070
Treasury stock, 6,638,094 and 6,638,094 shares at cost at September 30, 2022 and December 31, 2021, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,411,899	1,315,079
Total liabilities and stockholders’ equity	$11,714,454	$9,757,249

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on Loans	$109,199	$71,139	$262,833	$206,352
Debt securities	10,462	7,613	27,856	22,579
Deposits in financial institutions and Fed Funds sold	1,898	130	2,874	424
Equity securities and other investments	1,666	898	3,633	2,233
Total interest and dividend income	123,225	79,780	297,196	231,588
Interest expense:
Transaction and savings deposits	12,897	1,588	18,742	5,229
Certificates and other time deposits	3,919	1,934	6,764	7,418
Advances from FHLB	2,543	1,848	4,924	5,489
Subordinated debentures and subordinated notes	2,826	3,134	8,206	9,410
Total interest expense	22,185	8,504	38,636	27,546
Net interest income	101,040	71,276	258,560	204,042
Provision for credit losses	6,650	—	15,150	—
Provision (benefit) for credit losses on unfunded commitments	850	(448)	1,343	(441)
Net interest income after provision for credit losses	93,540	71,724	242,067	204,483
Noninterest income:
Service charges and fees on deposit accounts	5,217	4,484	14,966	11,960
Loan fees	2,786	1,746	7,965	4,910
Loss on sales of securities	—	(188)	—	(188)
Gain on sale of mortgage loans held for sale	16	407	546	1,299
Government guaranteed loan income, net	572	2,341	6,252	12,337
Equity method investment (loss) income	(1,058)	4,522	275	4,522
Customer swap income	3,358	1,093	5,625	1,694
Other	2,130	1,222	2,867	5,721
Total noninterest income	13,021	15,627	38,496	42,255
Noninterest expense:
Salaries and employee benefits	29,714	22,964	84,151	69,347
Occupancy and equipment	4,615	4,536	13,628	12,865
Professional and regulatory fees	3,718	3,401	9,741	9,928
Data processing and software expense	3,509	2,494	9,816	7,349
Marketing	1,845	1,151	5,338	3,901
Amortization of intangibles	2,494	2,509	7,484	7,563
Telephone and communications	389	380	1,126	1,054
Merger and acquisition (“M&A”) expense	384	—	1,379	—
Other	4,323	3,886	13,053	10,628
Total noninterest expense	50,991	41,321	145,716	122,635
Income before income tax expense	55,570	46,030	134,847	124,103
Income tax expense	12,248	9,195	28,429	26,025
Net income	$43,322	$36,835	$106,418	$98,078
Basic earnings per share (“EPS”)	$0.80	$0.75	$2.01	$1.98
Diluted EPS	$0.79	$0.73	$1.98	$1.95
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$43,322	$36,835	$106,418	$98,078
Other comprehensive income:
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized loss on debt securities AFS during the period, net	(48,572)	(6,886)	(137,022)	(16,020)
Amortization from transfer of debt securities from AFS to HTM	(154)	—	3,950	—
Reclassification adjustment for net losses included in net income	—	188	—	188
Net unrealized losses on debt securities AFS	(48,726)	(6,698)	(133,072)	(15,832)

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(18,416)	(2,831)	(43,370)	32,841
Other comprehensive (loss) income, before tax	(67,142)	(9,529)	(176,442)	17,009
Income tax (benefit) expense	(14,067)	(2,001)	(37,881)	3,573
Other comprehensive (loss) income, net of tax	(53,075)	(7,528)	(138,561)	13,436
Comprehensive (loss) income	$(9,753)	$29,307	$(32,143)	$111,514

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(In thousands, except for shares)

Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442
Restricted stock units (“RSU”) vested, net of 1,829 shares withheld to cover tax withholdings	26,933	—	—	—	(74)	—	—	(74)
Exercise of employee stock options	5,921	—	—	—	(40)	—	—	(40)
Stock based compensation		—	—	—	3,115	—		3,115
Net income	—	—	—	—	—	43,322	—	43,322
Dividends paid	—	—	—	—	—	(10,791)	—	(10,791)
Other comprehensive loss	—	—	—	—	—	—	(53,075)	(53,075)
Balance at September 30, 2022	53,983,891	$606	6,638,094	$(167,582)	$1,303,171	$350,195	$(74,491)	$1,411,899

Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2021	49,498,295	$558	6,309,972	$(156,147)	$1,134,603	$216,704	$77,189	$1,272,907
RSU vested, net of 2,755 shares withheld to cover tax withholdings	22,354	—	—	—	(97)	—	—	(97)
Exercise of employee stock options, no shares withheld to cover tax withholdings and exercise price	21,501	1	—	—	552	—	—	553
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(328,122)	—	328,122	(11,435)	—	—	—	(11,435)
Stock based compensation	—	—	—	—	2,666	—	—	2,666
Net income	—	—	—	—	—	36,835	—	36,835
Dividends paid	—	—	—	—	—	(9,906)	—	(9,906)
Other comprehensive loss	—	—	—	—	—	—	(7,528)	(7,528)
Balance at September 30, 2021	49,229,028	$559	6,638,094	$(167,582)	$1,137,889	$243,633	$69,661	$1,284,160

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSU vested, net of 73,463 shares withheld to cover tax withholdings	227,619	2	—	—	(3,068)	—	—	(3,066)
Exercise of employee stock options, net of 28,064 and 6,905 shares withheld to cover exercise price and tax withholding, respectively	69,469	1	—	—	578	—	—	579
Stock based compensation	—	—	—	—	9,077	—	—	9,077
Common stock follow on offering	4,314,474	43	—	—	153,826	—	—	153,869
Net income	—	—	—	—	—	106,418	—	106,418
Dividends paid	—	—	—	—	—	(31,496)	—	(31,496)
Other comprehensive loss	—	—	—	—	—	—	(138,561)	(138,561)
Balance at September 30, 2022	53,983,891	$606	6,638,094	$(167,582)	$1,303,171	$350,195	$(74,491)	$1,411,899

Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSU vested, net of 21,744 shares withheld to cover tax withholdings	101,410	2	—	—	(648)	—	—	(646)
Exercise of employee stock options, net of 37,668 and 7,305 shares withheld to cover tax withholding and exercise price, respectively	250,594	2	—	—	4,099	—	—	4,101
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(475,744)	—	475,744	(15,509)	—	—	—	(15,509)
Stock based compensation	—	—	—	—	7,836	—	—	7,836
Net income	—	—	—	—	—	98,078	—	98,078
Dividends paid	—	—	—	—	—	(26,677)	—	(26,677)
Other comprehensive income	—	—	—	—	—	—	13,436	13,436
Balance at September 30, 2021	49,229,028	$559	6,638,094	$(167,582)	$1,137,889	$243,633	$69,661	$1,284,160

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$106,418	$98,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	14,001	11,976
Net accretion of time deposit premium, debt discount and debt issuance costs	735	(140)
Provision for credit losses and unfunded commitments	16,493	(441)
Accretion of loan discount	(3,953)	(5,351)
Stock-based compensation expense	9,077	7,836
Excess tax benefit from stock compensation	(1,082)	(322)
Net amortization of premiums on debt securities	3,210	2,264
Unrealized loss on equity securities recognized in earnings	1,299	220
Change in cash surrender value and mortality rates of BOLI	(836)	(926)
Net loss on sales of debt securities	—	188
Change in fair value of government guaranteed loans using fair value option	(644)	(1,828)
Gain on sales of mortgage loans held for sale	(546)	(1,299)
Gain on sales of government guaranteed loans	(5,608)	(2,812)
Loss on sales of OREO	—	219
Net impairment of servicing asset	1,332	117
Originations of loans held for sale	(46,831)	(76,148)
Proceeds from sales of loans held for sale	57,227	83,488
Write-down of OREO	—	197
Gain on sale of premises and equipment	—	6
Equity method investment income	(275)	(4,522)
Termination of derivatives designated as hedging instruments	—	43,900
(Increase) decrease in other assets	(42,425)	23,457
Increase (decrease) in accounts payable and other liabilities	41,796	11,890
Net cash provided by operating activities	149,388	190,047
Cash flows from investing activities:
Purchases of AFS debt securities	(452,599)	(183,377)
Proceeds from sales of AFS debt securities	—	13,300
Proceeds from maturities, calls and pay downs of AFS debt securities	80,183	127,883
Purchases of HTM debt securities	(17,460)	(27,131)
Maturity, calls and paydowns of HTM debt securities	3,083	2,496
Purchases of other investments	(28,547)	(56,036)
Sales (purchases) of securities under agreements to resell	102,288	(103,692)
Net loans originated	(1,688,254)	(592,682)
Proceeds from sale of government guaranteed loans	33,764	2,812
Net additions to premises and equipment	(3,231)	(12,067)
Proceeds from sales of premises and equipment	—	7,533
Proceeds from sales of OREO and repossessed assets	—	2,225
Net cash used in investing activities	(1,970,773)	(818,736)
Cash flows from financing activities:
Net increase in deposits	1,384,854	666,029
Net increase (decrease) in advances from FHLB	372,438	(117)
Net change in securities sold under agreement to repurchase	(1,680)	230
Net proceeds on sale of common stock in public offering	153,869	—
Payments to tax authorities for stock-based compensation	(3,066)	(646)
Proceeds from exercise of employee stock options	579	4,101
Proceeds from exercise of stock warrants	—	165
Purchase of treasury stock	—	(15,509)
Dividends paid	(31,496)	(26,677)
Net cash provided by financing activities	1,875,498	627,576
Net increase in cash and cash equivalents	54,113	(1,113)
Cash and cash equivalents at beginning of period	379,784	230,825
Cash and cash equivalents at end of period	$433,897	$229,712
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches located in the Dallas-Fort Worth metroplex and 10 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021, consolidated statements of income, consolidated changes in stockholders’ equity and consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 and consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

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
EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$43,322	$36,835	$106,418	$98,078
Denominator:
Weighted average shares outstanding for basic EPS	53,979	49,423	52,886	49,431
Dilutive effect of employee stock-based awards	654	883	769	799
Adjusted weighted average shares outstanding	54,633	50,306	53,655	50,230
EPS:
Basic	$0.80	$0.75	$2.01	$1.98
Diluted	$0.79	$0.73	$1.98	$1.95
For the three months ended September 30, 2022, there were 654 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 440 relating to RSUs and 214 relating to stock options. For the nine months ended September 30, 2022, there were 767 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 311 relating to RSUs and 456 relating to stock options.

For the three months ended September 30, 2021, there were no antidilutive shares excluded from the diluted EPS weighted average shares outstanding related to stock options. For the nine months ended September 30, 2021, there were 16 antidilutive shares excluded from the diluted EPS weighted average shares outstanding related to stock options.

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

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$34,647	$25,784
Cash paid for income taxes	26,000	8,215
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability	$—	$4,552
Transfer of AFS debt securities to HTM debt securities	117,001	—
Net foreclosure of OREO and repossessed assets	1,032	334
Noncash assets acquired in business combination[1]
LHI	(681)	—
Goodwill	681	—
1 Represents adjustments to provisional estimates recorded during the nine months ended September 30, 2022 for the acquisition of North Avenue Capital, LLC (“NAC”). Refer to Note 13. Business Combinations for further discussion.

3. Share Transactions
Stock Buyback Program

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

    Shares repurchased through the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numbers of shares repurchased	—	328,122	—	475,744
Weighted average price per share	$—	$34.85	$—	$32.36

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including pursuant to compensatory arrangements.

Common Stock Offering

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

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,740 and $11,038 at September 30, 2022 and December 31, 2021, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three and nine months ended September 30, 2022 or 2021. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized loss recognized on equity securities with a readily determinable fair value	$(429)	$(84)	$(1,299)	$(220)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $9,459 and $4,355 as of September 30, 2022 and December 31, 2021, respectively.
Securities purchased under agreements to resell
The Company held no securities purchased under agreements to resell as of September 30, 2022. The Company held securities purchased under agreements to resell of $102,288 as of December 31, 2021. During the three and nine months ended September 30, 2022, interest income recorded in equity securities and other investments in the Company’s consolidated statements of income was $801 and $1,386, respectively. During the three and nine months ended September 30, 2021, interest income recorded in equity securities and other investments in the Company’s consolidated statements of income was $227. Interest income of securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$268,070	$1,795	$16,967	$—	$252,898
Municipal securities	49,991	—	5,500	—	44,491
Mortgage-backed securities	160,715	39	19,240	—	141,514
Collateralized mortgage obligations	627,306	—	58,752	—	568,554
Asset-backed securities	44,463	366	2,886	—	41,943
Collateralized loan obligations	69,759	—	4,273	—	65,486
	$1,220,304	$2,200	$107,618	$—	$1,114,886

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$37,494	$—	$7,461	$—	$30,033
Collateralized mortgage obligations	36,513	—	5,476	—	31,037
Municipal securities	114,111	—	19,630	—	94,481
	$188,118	$—	$32,567	$—	$155,551
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

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	September 30, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$201,626	$16,048	$6,331	$919	$207,957	$16,967
Municipal securities	35,748	2,063	8,743	3,437	44,491	5,500
Mortgage-backed securities	117,361	12,702	23,022	6,538	140,383	19,240
Collateralized mortgage obligations	505,532	46,678	62,972	12,074	568,504	58,752
Asset-backed securities	16,561	1,327	9,935	1,559	26,496	2,886
Collateralized loan obligations	39,437	2,814	26,049	1,459	65,486	4,273
	$916,265	$81,632	$137,052	$25,986	$1,053,317	$107,618

HTM
Mortgage-backed securities	$4,845	$1,094	$25,188	$6,367	$30,033	$7,461
Collateralized mortgage obligations	25,870	4,216	5,167	1,260	31,037	5,476
Municipal securities	87,930	16,757	6,551	2,873	94,481	19,630
	$118,645	$22,067	$36,906	$10,500	$155,551	$32,567

	December 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$7,072	$178	$—	$—	$7,072	$178
Municipal securities	12,704	194	4,350	237	17,054	431
Mortgage-backed securities	40,276	1,283	4,677	206	44,953	1,489
Collateralized mortgage obligations	106,063	2,350	—	—	106,063	2,350
Asset-backed securities	11,265	519	—	—	11,265	519
Collateralized loan obligations	44,922	167	—	—	44,922	167
	$222,302	$4,691	$9,027	$443	$231,329	$5,134

HTM
Mortgage-backed securities	$24,214	$508	$—	$—	$24,214	$508
Municipal securities	4,583	102	—	—	4,583	102
	$28,797	$610	$—	$—	$28,797	$610

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
The number of AFS debt securities in an unrealized loss position totaled 176 and 34 at September 30, 2022 and December 31, 2021, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
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

	September 30, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$39,636	$40,300	$—	$—
Due from five years to ten years	219,876	204,312	8,299	7,909
Due after ten years	58,549	52,777	105,812	86,572
	318,061	297,389	114,111	94,481
Mortgage-backed securities and collateralized mortgage obligations	788,021	710,068	74,007	61,070
Asset-backed securities	44,463	41,943	—	—
Collateralized loan obligations	69,759	65,486	—	—
	$1,220,304	$1,114,886	$188,118	$155,551

	December 31, 2021
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$5,201	$5,241	$—	$—
Due from five years to ten years	178,203	186,972	3,849	4,115
Due after ten years	131,092	140,229	24,330	25,977
	314,496	332,442	28,179	30,092
Mortgage-backed securities and collateralized mortgage obligations	548,404	561,131	31,257	31,354
Asset-backed securities	53,466	54,563	—	—
Collateralized loan obligations	45,089	44,922	—	—
	$961,455	$993,058	$59,436	$61,446

Proceeds from sales of debt securities AFS and gross gains and losses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Proceeds for sales	$—	$13,300
Gross realized gains	—	—
Gross realized losses	—	188
As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of September 30, 2022 and December 31, 2021.

5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	September 30, 2022	December 31, 2021
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,673,997	$1,062,144
Farmland	43,569	55,827
1 - 4 family residential	858,693	542,566
Multi-family residential	252,244	310,241
Owner occupied commercial real estate (“OOCRE”)	677,705	665,537
Non-owner occupied commercial real estate (“NOOCRE”)	2,273,305	2,120,309
Commercial	2,740,948	2,006,876
MW	523,805	565,645
Consumer	7,465	11,998
	9,051,731	7,341,143

Deferred loan fees, net	(17,493)	(9,489)
ACL	(85,037)	(77,754)
LHI carried at amortized cost, net	8,949,201	7,253,900

LHI, carried at fair value:
PPP loans	2,821	53,369

Total LHI, net	$8,952,022	$7,307,269
Included in the total LHI, net, as of September 30, 2022 and December 31, 2021 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired in the approximate amounts of $9,473 and $8,657, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2022 and December 31, 2021 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans of $3,953 and $3,430, respectively. In the current year, the Company purchased $223,924 in pooled residential real estate loans at a net discount. The remaining net purchase discount of $4,362 is included in the total LHI, net and will be amortized on a straight line basis over five years.

LHI, PPP loans, carried at fair value
Included in total LHI, net, as of September 30, 2022 and December 31, 2021 was $2,821 and $53,369, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income and net gain due to the change in the fair value of PPP loans, both of which are included in government guaranteed loan income, net, on the Company's consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the Company's consolidated statements of cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PPP fee income	$—	$69	$—	$7,697
Net gain due to the change in fair value	23	782	254	1,117

These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security Act and are 100% forgivable if certain criteria are met by the borrowers. As of September 30, 2022, we believe a majority of the Company’s PPP loans will meet such criteria.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring (“TDR”). The activity in the ACL related to LHI is as follows:

	Three Months Ended September 30, 2022
	Construction and Land		Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$10,300		$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576
Credit loss (benefit) expense non-PCD loans	2,338		(10)	1,126	(59)	1,824	(1,651)	3,426	2,209	9,203
Credit (benefit) loss expense PCD loans	(10)		—	(163)	—	(1,720)	171	(819)	(12)	(2,553)
Charge-offs	—		—	—	—	(1,061)	(838)	(460)	(19)	(2,378)
Recoveries	—		—	4	—	—	3	177	5	189
Ending Balance	$12,628	0	$135	$9,023	$2,127	$6,652	$25,457	$26,698	$2,317	$85,037

	Three Months Ended September 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,280	$46	$6,660	$4,187	$11,324	$37,242	$32,560	$244	$99,543
Credit (benefit) loss expense non-PCD loans	(250)	190	(92)	(524)	498	197	789	(3)	805
Credit (benefit) loss expense PCD loans	(19)	—	(11)	—	(21)	(135)	(613)	(6)	(805)
Charge-offs	—	—	(64)	—	(813)	—	(5,508)	(17)	(6,402)
Recoveries	—	—	26	—	—	—	596	8	630
Ending Balance	$7,011	$236	$6,519	$3,663	$10,988	$37,304	$27,824	$226	$93,771

	Nine Months Ended September 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit loss (benefit) expense non-PCD loans	5,360	(52)	3,269	(537)	2,821	(5,040)	10,538	4,549	20,908
Credit (benefit) expense PCD loans	(25)	—	(235)	—	(2,983)	844	(2,083)	(1,276)	(5,758)
Charge-offs	—	—	—	—	(2,646)	(1,391)	(4,282)	(1,244)	(9,563)
Recoveries	—	—	7	—	245	496	893	55	1,696
Ending Balance	$12,628	$135	$9,023	$2,127	$6,652	$25,457	$26,698	$2,317	$85,037

	Nine Months Ended September 30, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit (benefit) loss expense non-PCD loans	(737)	180	(1,106)	(2,568)	1,291	3,676	2,436	(133)	3,039
Credit (benefit) loss expense PCD loans	(20)	—	(208)	—	980	(1,609)	(2,173)	(9)	(3,039)
Charge-offs	—	—	(367)	—	(1,502)	—	(11,474)	(55)	(13,398)
Recoveries	—	—	52	—	500	—	1,481	52	2,085
Ending Balance	$7,011	$236	$6,519	$3,663	$10,988	$37,304	$27,824	$226	$93,771
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of September 30, 2022 and 2021.
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

	September 30, 2022		December 31, 2021
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
1-4 family residential	$875	$—	$—	$—
OOCRE	1,193	129	—	—
NOOCRE	8,332	2,205	17,908	7,808
Commercial	22	—	1,702	—
Consumer	136	—	1,063	—
Total	$10,558	$2,334	$20,673	$7,808
(1) Loans reported exclude PCD loans that transitioned upon adoption of ASC 326 and accounted for on a pooled basis.

Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due in accordance with the terms of t loan agreement. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonaccrual loans aggregated by class of loans, as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$875	$875	$990	$990
OOCRE	11,558	10,365	14,236	13,824
NOOCRE	8,332	—	17,978	191
Commercial	9,691	1,364	15,267	4,207
Consumer	136	136	1,216	1,216
Total	$30,592	$12,740	$49,687	$20,428
    There were $10,365 and $11,056 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at September 30, 2022 and December 31, 2021, respectively.
    During the three and nine months ended September 30, 2022, interest income not recognized on nonaccrual loans was $434 and $1,912, respectively. During the three and nine months ended September 30, 2021, interest income not recognized on nonaccrual loans was $674 and $2,049, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$—	$—	$1,672,403	$1,594	$1,673,997	$—
Farmland	—	—	—	—	43,569	—	43,569	—
1 - 4 family residential	827	144	377	1,348	856,205	1,140	858,693	—
Multi-family residential	—	—	—	—	252,244	—	252,244	—
OOCRE	3,359	—	11,558	14,917	640,918	21,870	677,705	—
NOOCRE	—	—	8,332	8,332	2,250,772	14,201	2,273,305	—
Commercial	751	—	1,012	1,763	2,734,402	4,783	2,740,948	—
MW	208	—	—	208	523,597	—	523,805	—
Consumer	43	—	—	43	7,396	26	7,465	—
Total	$5,188	$144	$21,279	$26,611	$8,981,506	$43,614	$9,051,731	$—
(1) Total past due loans includes $13,656 of PCD loans as of September 30, 2022.
(2) Loans 90 days past due and still accruing excludes $2,988 of PCD loans as of September 30, 2022.

	December 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$—	$—	$1,059,796	$2,348	$1,062,144	$—
Farmland	—	—	—	—	55,827	—	55,827	—
1 - 4 family residential	2,073	—	1,008	3,081	538,307	1,178	542,566	24
Multi-family residential	—	—	—	—	310,241	—	310,241	—
OOCRE	4,538	965	11,622	17,125	620,848	27,564	665,537	—
NOOCRE	936	—	192	1,128	2,100,981	18,200	2,120,309	—
Commercial	1,525	4,395	3,708	9,628	1,988,622	8,626	2,006,876	191
MW	—	—	—	—	565,645	—	565,645	—
Consumer	135	105	1,082	1,322	10,499	177	11,998	20
Total	$9,207	$5,465	$17,612	$32,284	$7,250,766	$58,093	$7,341,143	$235
(1) Total past due loans includes $11,552 of PCD loans as of December 31, 2021.
(2) Loans 90 days past due and still accruing excludes $9,345 of PCD loans and $206 of PPP loans as of December 31, 2021.

There were no loans past due 90 days and still accruing as of September 30, 2022. Loans past due 90 days and still accruing were $235 as of December 31, 2021. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $12,959 and $25,518 as of September 30, 2022 and December 31, 2021, respectively.
The following tables presents the pre- and post-modification amortized cost of loans modified as TDRs during the three and nine months ended September 30, 2022 and 2021.

	Three and Nine Months Ended September 30, 2022
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Consumer	$32	$—	$32	2
Total	$32	$—	$32	2

	Three and Nine Months Ended September 30, 2021
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$192	$—	$192	1
Total	$192	$—	$192	1

There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2022 and 2021. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
During the three and nine months ended September 30, 2022, interest income that would have been recorded on TDR loans had the terms of the loans not been modified was $136 and $325, respectively. During the three and nine months ended September 30, 2021, interest income that would have been recorded on TDR loans had terms of the loans not been modified was $376 and $555, respectively.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2022 or December 31, 2021.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2022
Construction and land:
Pass	$37,695	$24,619	$4,964	$3,117	$3,343	$11,747	$1,583,826	$827	$1,670,138
Special mention	—	—	—	—	—	—	2,265	—	2,265
PCD	—	—	—	—	—	1,594	—	—	1,594
Total construction and land	$37,695	$24,619	$4,964	$3,117	$3,343	$13,341	$1,586,091	$827	$1,673,997

Farmland:
Pass	$2,257	$16,396	$18,660	$22	$—	$5,111	$1,123	$—	$43,569
Total farmland	$2,257	$16,396	$18,660	$22	$—	$5,111	$1,123	$—	$43,569
1 - 4 family residential:
Pass	$88,819	$161,334	$80,995	$31,572	$36,450	$259,502	$194,544	$2,204	$855,420
Special mention	—	—	—	—	—	285	—	—	285
Substandard	—	227	—	—	—	1,045	576	—	1,848
PCD	—	—	—	—	—	1,140	—	—	1,140
Total 1 - 4 family residential	$88,819	$161,561	$80,995	$31,572	$36,450	$261,972	$195,120	$2,204	$858,693

Multi-family residential:
Pass	$5,966	$44,263	$46,766	$8,471	$14,188	$2,869	$113,835	$196	$236,554
Special mention	—	—	—	—	—	—	13,725	—	13,725
Substandard	—	—	—	1,965	—	—	—	—	1,965
Total multi-family residential	$5,966	$44,263	$46,766	$10,436	$14,188	$2,869	$127,560	$196	$252,244

OOCRE:
Pass	$98,606	$119,115	$84,165	$41,391	$38,640	$141,395	$86,999	$11,157	$621,468
Special mention	—	2,352	—	1,986	—	671	866	—	5,875
Substandard	—	200	—	—	18,753	4,934	1,796	2,809	28,492
PCD	—	—	—	—	—	21,870	—	—	21,870
Total OOCRE	$98,606	$121,667	$84,165	$43,377	$57,393	$168,870	$89,661	$13,966	$677,705

NOOCRE:
Pass	$316,992	$186,945	$158,740	$56,299	$129,266	$255,523	$986,025	$3,733	$2,093,523
Special mention	—	—	—	2,646	12,299	65,414	48,852	—	129,211
Substandard	—	—	—	—	6,831	27,295	2,244	—	36,370
PCD	—	—	—	—	13,637	564	—	—	14,201
Total NOOCRE	$316,992	$186,945	$158,740	$58,945	$162,033	$348,796	$1,037,121	$3,733	$2,273,305

Commercial:
Pass	$177,360	$143,225	$69,354	$82,933	$17,041	$20,674	$2,124,670	$5,659	$2,640,916
Special mention	15,400	1,229	1,007	76	8,170	4,422	18,156	—	48,460
Substandard	—	4,281	2,504	3,587	11,424	378	24,535	80	46,789
PCD	—	—	—	—	280	4,503	—	—	4,783
Total commercial	$192,760	$148,735	$72,865	$86,596	$36,915	$29,977	$2,167,361	$5,739	$2,740,948

MW:
Pass	$—	$—	$—	$—	$—	$—	$523,541	$56	$523,597
Substandard	—	—	—	—	—	—	208	—	208
Total MW	$—	$—	$—	$—	$—	$—	$523,749	$56	$523,805

Consumer:
Pass	$1,269	$488	$967	$254	$142	$2,423	$1,669	$—	$7,212
Special mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	15	—	16	136	1	—	168
PCD	—	—	—	—	—	26	—	—	26
Total consumer	$1,269	$488	$982	$254	$158	$2,644	$1,670	$—	$7,465

Total Pass	$728,964	$696,385	$464,611	$224,059	$239,070	$699,244	$5,616,232	$23,832	$8,692,397
Total Special Mention	15,400	3,581	1,007	4,708	20,469	70,851	83,864	—	199,880
Total Substandard	—	4,708	2,519	5,552	37,024	33,788	29,360	2,889	115,840
Total PCD	—	—	—	—	13,917	29,697	—	—	43,614
Total	$744,364	$704,674	$468,137	$234,319	$310,480	$833,580	$5,729,456	$26,721	$9,051,731
1 Term loans amortized cost basis by origination year excludes $17,493 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$389,420	$453,262	$116,855	$57,637	$5,741	$29,182	$4,631	$1,163	$1,057,891
Special mention	—	1,593	—	312	—	—	—	—	1,905
PCD	—	—	—	—	—	2,348	—	—	2,348
Total construction and land	$389,420	$454,855	$116,855	$57,949	$5,741	$31,530	$4,631	$1,163	$1,062,144

Farmland:
Pass	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827
Total farmland	$16,849	$28,655	$27	$3,367	$2,957	$2,643	$1,329	$—	$55,827

1 - 4 family residential:
Pass	$191,333	$101,377	$54,826	$59,861	$27,743	$85,661	$12,659	$6,025	$539,485
Special mention	—	—	—	—	—	352	—	—	352
Substandard	—	—	—	—	81	903	567	—	1,551
PCD	—	—	—	—	—	1,178	—	—	1,178
Total 1 - 4 family residential	$191,333	$101,377	$54,826	$59,861	$27,824	$88,094	$13,226	$6,025	$542,566

Multi-family residential:
Pass	$67,979	$59,239	$54,321	$68,531	$11,815	$27,020	$49	$—	$288,954
Special mention	—	—	—	21,287	—	—	—	—	21,287
Total multi-family residential	$67,979	$59,239	$54,321	$89,818	$11,815	$27,020	$49	$—	$310,241

OOCRE:
Pass	$114,413	$111,516	$56,964	$73,112	$54,921	$174,500	$2,986	$2,965	$591,377
Special mention	2,420	—	1,052	—	—	6,232	—	—	9,704
Substandard	—	412	—	25,440	781	10,259	—	—	36,892
PCD	—	1,377	—	—	6,567	19,620	—	—	27,564
Total OOCRE	$116,833	$113,305	$58,016	$98,552	$62,269	$210,611	$2,986	$2,965	$665,537

NOOCRE:
Pass	$628,140	$298,091	$254,566	$319,359	$56,710	$336,713	$5,861	$23,015	$1,922,455
Special mention	—	613	1,685	29,469	16,354	48,952	—	489	97,562
Substandard	—	48	1,775	26,209	1,581	52,479	—	—	82,092
PCD	—	—	—	13,620	—	4,580	—	—	18,200
Total NOOCRE	$628,140	$298,752	$258,026	$388,657	$74,645	$442,724	$5,861	$23,504	$2,120,309

Commercial:
Pass	$430,213	$187,370	$124,798	$65,186	$40,254	$52,491	$968,229	$19,130	$1,887,671
Special mention	7,958	2,341	149	15,136	1,069	3,368	3,482	2,589	36,092
Substandard	15,662	5,843	6,286	14,908	4,167	2,779	20,500	4,342	74,487
PCD	—	—	—	315	1,785	6,526	—	—	8,626
Total commercial	$453,833	$195,554	$131,233	$95,545	$47,275	$65,164	$992,211	$26,061	$2,006,876

MW:
Pass	$—	$—	$—	$—	$—	$—	$564,850	$250	$565,100
Substandard	—	—	—	—	—	—	545	—	545
Total MW	$—	$—	$—	$—	$—	$—	$565,395	$250	$565,645

Consumer:
Pass	$3,362	$1,566	$512	$408	$2,777	$784	$1,006	$25	$10,440
Special mention	—	—	—	—	65	14	—	—	79
Substandard	—	—	22	—	177	39	1,064	—	1,302
PCD	—	—	—	—	24	153	—	—	177
Total consumer	$3,362	$1,566	$534	$408	$3,043	$990	$2,070	$25	$11,998

Total Pass	$1,841,709	$1,241,076	$662,869	$647,461	$202,918	$708,994	$1,561,600	$52,573	$6,919,200
Total Special Mention	10,378	4,547	2,886	66,204	17,488	58,918	3,482	3,078	166,981
Total Substandard	15,662	6,303	8,083	66,557	6,787	66,459	22,676	4,342	196,869
Total PCD	—	1,377	—	13,935	8,376	34,405	—	—	58,093
Total	$1,867,749	$1,253,303	$673,838	$794,157	$235,569	$868,776	$1,587,758	$59,993	$7,341,143
1 Term loans amortized cost basis by origination year excludes $9,489 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $509,479 and $302,452 as of September 30, 2022 and 2021, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$15,680	$3,725	$17,705	$3,363
Increase from loan sales	113	157	1,811	541
Servicing asset impairment, net of recoveries	551	(95)	(1,332)	117
Amortization charged as a reduction to income	(934)	(212)	(2,774)	(446)
Balance at end of period	$15,410	$3,575	$15,410	$3,575
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of September 30, 2022 and 2021 there was a valuation allowance of $1,960 and $440, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2022 and December 31, 2021.
During the three and nine months ended September 30, 2022, the Bank sold $2,215 and $18,101 in SBA LHI resulting in a gain of $140 and $803, respectively. No USDA LHI were sold during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Bank sold $20,500 in USDA LHI resulting in a gain of $3,708. During the three and nine months ended September 30, 2021, the Bank sold $6,025 and $20,338 in SBA LHI resulting in a gain of $859 and $2,812, respectively. No USDA LHI were sold during the three and nine months ended September 30, 2021. The gain on sale of SBA and USDA loans is recorded in government guaranteed loan income, net, in the Company's consolidated statements of income.

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,114,886	$—	$1,114,886
Equity securities with a readily determinable fair value	9,740	—	—	9,740
PPP loans	—	—	2,821	2,821
Loans held for sale(1)	—	16,760	—	16,760
Interest rate swap designated as hedging instruments	—	22,108	—	22,108
Correspondent interest rate swaps not designated as hedging instruments	—	39,309	—	39,309
Customer interest rate swaps not designated as hedging instruments	—	134	—	134
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$57,417	$—	$57,417
Correspondent interest rate swaps not designated as hedging instruments	—	162	—	162
Customer interest rate swaps not designated as hedging instruments	—	38,973	—	38,973
1) Represents loans held for sale elected to be carried at fair value.

	December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$993,058	$—	$993,058
Equity securities with a readily determinable fair value	11,038	—	—	11,038
PPP loans	—	53,369	—	53,369
Loans held for sale(1)	—	9,867	—	9,867
Interest rate swap designated as hedging instruments	—	7,001	—	7,001
Correspondent interest rate swaps not designated as hedging instruments	—	1,527	—	1,527
Customer interest rate swaps not designated as hedging instruments	—	3,261	—	3,261
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$1,404	$—	$1,404
Correspondent interest rate swaps not designated as hedging instruments	—	3,498	—	3,498
Customer interest rate caps and collars not designated as hedging instruments	—	1,442	—	1,442
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents loans held for sale elected to be carried at fair value.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2022 and 2021.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	7,191	7,191
Servicing assets with a valuation allowance	—	—	9,835	9,835
As of December 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$10,100	$10,100
Servicing assets with a valuation allowance	—	—	3,223	3,223
At September 30, 2022, collateral dependent loans with an allowance had a recorded investment of $9,525, with $2,334 specific allowance for credit loss allocated. At December 31, 2021, collateral dependent loans with an allowance had a carrying value of $17,908, with $7,808 specific allowance for credit loss allocated.
At September 30, 2022, servicing assets of $11,794 had a valuation allowance totaling $1,959. At December 31, 2021, servicing assets of $3,850 had a valuation allowance totaling $627.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2022 or December 31, 2021.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.

    The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of September 30, 2022 and December 31, 2021 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2022
Financial assets:
Cash and cash equivalents	$433,897	$—	$433,897	$—
HTM debt securities	188,118	—	155,551	—
Loans held for sale(1)	884	—	—	884
LHI, excluding PPP loans(2)	9,024,713	—	—	8,883,774
Accrued interest receivable	31,071	—	31,071	—
BOLI	84,030	—	84,030	—
Servicing asset	5,575	—	5,575	—
Equity securities without a readily determinable fair value	9,459	N/A	N/A	N/A
FHLB and FRB stock	95,334	N/A	N/A	N/A
Financial liabilities:
Deposits	$8,748,444	$—	$7,803,105	$—
Advances from FHLB	1,150,000	—	1,145,824	—
Accrued interest payable	3,216	—	3,216	—
Subordinated debentures and subordinated notes	228,524	—	228,524	—
Securities sold under agreement to repurchase	2,389	—	2,677	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$379,784	$—	$379,784	$—
HTM debt securities	59,436	—	61,446	—
Securities purchased under agreements to resell	102,288	—	102,288	—
Loans held for sale(1)	16,140	—	16,140	—
LHI(2)	7,259,233	—	—	7,283,992
Accrued interest receivable	22,008	—	22,008	—
Bank-owned life insurance	83,194	—	83,194	—
Servicing asset	14,482	—	14,482	—
Equity securities without a readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,892	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,363,615	$—	$7,145,175	$—
Advances from FHLB	777,562	—	796,480	—
Accrued interest payable	1,507	—	1,507	—
Subordinated debentures and subordinated notes	227,764	—	227,764	—
Securities sold under agreement to repurchase	4,069	—	4,026	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2022 and December 31, 2021 are as shown in the table below.

	September 30, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$22,108	$—	$250,000	$4,541	$—
Interest rate swap on customer loan interest payments	125,000	—	16,780	125,000	—	867
Interest rate swap on customer loan interest payments	125,000	—	16,490	125,000	—	537
Interest rate swap on customer loan interest payments	125,000	—	19,055	125,000	2,460	—
Interest rate collars on customer loan interest payments	350,000	—	5,092	—	—	—
Total derivatives designated as hedging instruments	$975,000	$22,108	$57,417	$625,000	$7,001	$1,404

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$664,797	$39,309	$162	$379,787	$1,527	$3,498
Interest rate caps and collars	—	—	—	41,916	—	1
Commercial customer counterparty:
Interest rate swaps	664,797	134	38,973	379,787	3,261	1,442
Interest rate caps and collars	—	—	—	41,916	1	—
Total derivatives not designated as hedging instruments	$1,329,594	$39,443	$39,135	$843,406	$4,789	$4,941
Offsetting derivative assets/liabilities		(32,094)	(32,094)		(2,609)	(2,609)
Total derivatives	$2,304,594	$29,457	$64,458	$1,468,406	$9,181	$3,736

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2022 and 2021 were as follows.

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,106)	$1,106	Interest Expense	$—	$—	Interest Expense
Interest rate swap on money market deposit account payments	5,855	1,124	Interest Expense	403	(195)	Interest Expense
Interest rate swaps and collars on customer loan interest payments	(23,165)	(873)	Interest Income	(3,234)	2,325	Interest Income
Total	$(18,416)	$1,357		$(2,831)	$2,130

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$3,039			$1,023

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	(Loss) gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Gain recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(2,464)	$2,464	Interest Expense	$26,357	$—	Interest Expense
Interest rate swap on money market deposit account payments	17,567	1,182	Interest Expense	4,167	(601)	Interest Expense
Commercial loan interest rate floor	—	—	Interest Income	—	866	Interest Income
Interest rate swaps and collars on customer loan interest payments	(58,473)	704	Interest Income	2,317	2,541	Interest Income
Total	$(43,370)	$4,350		$32,841	$2,806

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$5,165			$1,213

Cash Flow Hedges
We enter into cash flow hedge relationships to mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge if a cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$664,797	2.410% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + —% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.9 years	$(38,839)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$664,797	2.410% - 8.470%	LIBOR 1 month + 2.2% - 5% SOFR CME 1 month + —% - 3.75% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.9 years	$39,147

	December 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5.0% SOFR CME 1 month + 2.5% - 2.9% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.8 years	$1,820
Interest rate caps	$41,916	3.000% / 5.000%	LIBOR 1 month + 0% - 2.5%	Wtd. Avg. 0.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$379,787	2.970% - 8.470%	LIBOR 1 month + 2.2% - 5.0% SOFR CME 1 month + 2.5% - 2.9% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.8 years	$(1,972)
Interest rate caps	$41,916	2.500% / 3.000%	LIBOR 1 month + 0%	Wtd. Avg. 0.6 years	$(1)

8. Off-Balance Sheet Loan Commitments
The Company is a party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Commitments to extend credit	$4,539,906	$3,809,509
MW commitments	1,102,362	716,370
Standby and commercial letters of credit	96,949	65,881
Total	$5,739,217	$4,591,760
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance for ACL on unfunded commitments	$9,759	$10,754	$9,266	$10,747
Provision (benefit) for credit losses on unfunded commitments	850	(448)	1,343	(441)
Ending balance of ACL on unfunded commitments	$10,609	$10,306	$10,609	$10,306

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and nine months ended September 30, 2022 and 2021.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2022 and 2021, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	20,000	$10.09
Exercised	(19,000)	10.00
Outstanding and exercisable at September 30, 2021	1,000	$10.43	1.32

Outstanding at January 1, 2022	1,000	$10.43	1.07	$147
Outstanding and exercisable at September 30, 2022	1,000	$10.43	1.07	$68

As of September 30, 2022, December 31, 2021 and September 30, 2021 there was no unrecognized stock compensation expense related to non-performance based stock options.
    A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the nine months ended September 30, 2022 and 2021 is presented below:

	Fair Value of Options Exercised as of September 30,
	2022	2021
Nonperformance-based stock options exercised	—	568
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
2022 Grants of Restricted Stock Units
    During the three and nine months ending September 30, 2022, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Equity Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the nine months ending September 30, 2022 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2022 Equity Plan	$2,918	$2,172	$8,266	$6,355
Veritex (Green) 2014 Plan	197	494	811	1,481
2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of September 30, 2022 and 2021, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	975,801	$24.26
Granted	500	36.54
Forfeited	(13,996)	25.93
Exercised	(149,808)	23.42
Outstanding at September 30, 2021	812,497	$24.40	7.07
Options exercisable at September 30, 2021	507,597	$24.49	6.58

Outstanding at January 1, 2022	710,043	$24.38
Granted	1,500	31.26
Exercised	(44,049)	23.21
Outstanding at September 30, 2022	667,494	$24.47	6.19 years	$3,336
Options exercisable at September 30, 2022	541,650	$24.57	5.93 years	$2,658

As of September 30, 2022, December 31, 2021 and September 30, 2021, there was $327, $803 and $1,219 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.67 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of September 30, 2022 and 2021, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	441,132	$20.39
Granted	247,649	26.87
Vested into shares	(89,819)	24.14
Forfeited	(12,998)	26.24
Outstanding at September 30, 2021	585,964	$22.42

Outstanding at January 1, 2022	598,051	$23.39
Granted	519,455	33.99
Vested into shares	(140,857)	26.49
Forfeited	(13,693)	32.91
Outstanding at September 30, 2022	962,956	$28.52

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of September 30, 2022 and 2021, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	100,195	$23.20
Granted	56,276	25.94
Outstanding at September 30, 2021	156,471	$24.17

Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance condition met	31,655	23.90
Vested into shares	(94,991)	21.49
Outstanding at September 30, 2022	132,564	$30.15
As of September 30, 2022, December 31, 2021 and September 30, 2021 there was $14,327, $10,413 and $10,970 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 2.48 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the nine months ended September 30, 2022 and 2021 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2022	2021
Non-performance-based stock options exercised	1,650	4,909
RSUs vested	2,503	2,318
PSUs vested	2,270	—
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2022 and 2021, and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	352,000	$19.99
Forfeited	(7,245)	21.38
Exercised	(64,017)	19.63
Outstanding at September 30, 2021	280,738	$20.03	6.19
Options exercisable at September 30, 2021	212,536	$18.84	5.74

Outstanding at January 1, 2022	217,804	$19.62
Cancelled	(790)	21.59
Exercised	(58,642)	19.21
Outstanding at September 30, 2022	158,372	$19.76	5.42	$1,552
Options exercisable at September 30, 2022	149,646	$19.11	5.29	$1,548
Weighted average fair value of options granted during the period		$—
As of September 30, 2022, December 31, 2021 and September 30, 2021, there was $25, $100, and $225 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively. The unrecognized compensation expense at September 30, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.34 years.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of September 30, 2022 and 2021 and changes during the nine months then ended, is as follows:

	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(5,760)	25.21
Outstanding at September 30, 2021	122,784	$21.13

Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(33,531)	21.80
Forfeited	(7,601)	29.13
Outstanding at September 30, 2022	85,883	$21.11

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of September 30, 2022 and 2021 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at September 30, 2021	35,899	$22.26

Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	19.69
Vested into shares	(31,703)	19.69
Outstanding at September 30, 2022	19,173	$29.26
As of September 30, 2022, December 31, 2021 and September 30, 2021, there was $1,024, $1,252, and $1,636, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.80 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2022 and 2021 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2022	2021
Non-performance-based stock options exercised	$1,650	$1,898
RSUs vested	700	713
PSU vested	624	—
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of September 30, 2022 and 2021, and changes during the nine months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	131,083	$11.60
Exercised	(62,742)	10.51
Outstanding at September 30, 2021	68,341	$12.60	2.35 years

Outstanding at January 1, 2022	66,143	$12.56
Cancelled	(21,235)	11.40
Exercised	(1,746)	13.20
Outstanding at September 30, 2022	43,162	$13.11	2.30 years	$706
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the nine months ended September 30, 2022 and 2021 presented below:

	Fair Value of Options Exercised as of September 30,
	2022	2021
Nonperformance-based stock options exercised	55	1,838

10. Income Taxes
    Income tax expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense for the period	$12,248	$9,195	$28,429	$26,025
Effective tax rate	22.0%	20.0%	21.1%	21.0%
For the three months ended September 30, 2022, the Company had an effective tax rate of 22.0% with no significant discrete tax items during the three months ended September 30, 2022 impacting the effective tax rate.

For the nine months ended September 30, 2022, the Company had an effective tax rate of 21.1%. The Company had a net discrete tax benefit of $1,065 associated with the recognition an excess tax benefit realized on share-based payment awards during the nine months ended September 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.9% for the nine months ended September 30, 2022.
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

As of September 30, 2022 and December 31, 2021, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since September 30, 2022 that management believes have changed the Company’s category.

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
A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total capital (to risk-weighted assets “RWA”)
Company	$1,354,690	11.68%	$927,870	8.0%	n/a	n/a
Bank	1,331,963	11.49	927,389	8.0	$1,159,237	10.0%
Tier 1 capital (to RWA)
Company	1,084,444	9.35	695,900	6.0	n/a	n/a
Bank	1,259,609	10.87	695,276	6.0	927,035	8.0
Common equity tier 1 (to RWA)
Company	1,054,831	9.09	522,194	4.5	n/a	n/a
Bank	1,259,609	10.87	521,457	4.5	753,216	6.5
Tier 1 capital (to average assets)
Company	1,084,444	9.79	443,082	4.0	n/a	n/a
Bank	1,259,609	11.38	442,745	4.0	553,431	5.0
As of December 31, 2021
Total capital (to RWA)
Company	$1,100,404	11.60%	$758,899	8.0%	n/a	n/a
Bank	1,053,871	11.11	758,863	8.0	$948,579	10.0%
Tier 1 capital (to RWA)
Company	843,585	8.89	569,349	6.0	n/a	n/a
Bank	994,351	10.48	569,285	6.0	759,047	8.0
Common equity tier 1 (to RWA)
Company	814,138	8.58	426,995	4.5	n/a	n/a
Bank	994,351	10.48	426,964	4.5	616,725	6.5
Tier 1 capital (to average assets)
Company	843,585	9.05	372,855	4.0	n/a	n/a
Bank	994,351	10.69	372,068	4.0	465,085	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. The Bank paid $17,500 of dividends to the Holdco during the three and nine months ended September 30, 2022. No dividends were paid by the Bank to the Holdco during the three months ended September 30, 2021. Dividends of $8,440 were paid by the Bank to the Holdco during the nine months ended September 30, 2021.

Dividends of $10,791, or $0.20, and $9,906, or $0.20, per outstanding share of the Company’s common stock were paid by the Company during the three months ended September 30, 2022 and 2021, respectively. Dividends of $31,496, or $0.60, and $26,677, or $0.54, per outstanding share of the Company’s common stock were paid by the Company during the nine months ended September 30, 2022 and 2021, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.35% as of September 30, 2022.

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

Acquisition-related Expenses

For the three and nine months ended September 30, 2022, the Company incurred no pre-tax M&A expenses. For the year ended December 31, 2021, the Company incurred $826 of pre-tax merger and M&A.
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

Recent Developments

COVID-19 Effects and Actions

Our business has been, and continues to be, impacted by the effects of the COVID-19 pandemic. There remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to mitigate both the economic and health-related effects of COVID-19. Refer to our 2021 Form 10-K for further information regarding (i) the impact of the COVID-19 pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the COVID-19 pandemic, particularly as they relate to the banking and financial services industry.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

General
    Net income for the three months ended September 30, 2022 was $43.3 million, an increase of $6.5 million, or 17.6%, from net income of $36.8 million for the three months ended September 30, 2021.
    Basic EPS was $0.80 and $0.75 for the three months ended September 30, 2022 and September 30, 2021, respectively. Diluted EPS for the three months ended September 30, 2022 was $0.79, an increase of $0.06 from $0.73 for the three months ended September 30, 2021.
Net Interest Income

For the three months ended September 30, 2022, net interest income totaled $101.0 million and net interest margin and net interest spread were 3.77% and 3.32%, respectively. For the three months ended September 30, 2021, net interest income totaled $71.3 million and net interest margin and net interest spread were 3.26% and 3.05%, respectively. The increase in net interest income was primarily due to an increase in interest income of $38.1 million on loans and an increase of $2.8 million on debt securities; offset by an increase in interest expense of $11.3 million in interest-bearing demand and savings deposits, a $2.0 million increase in certificates and other time deposits, and a $695 thousand increase in advances from FHLB during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net interest margin increased 51 bps to 3.77% from 3.26% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in average balances and yields on loans, partially offset by an increase in funding costs during the three months ended September 30, 2022. As a result, the average cost of interest-bearing deposits increased to 1.15% for the three months ended September 30, 2022 from 0.30% for the three months ended September 30, 2021.

For the three months ended September 30, 2022, interest expense totaled $22.2 million and the average rate paid on interest-bearing liabilities was 1.27%. For the three months ended September 30, 2021, interest expense totaled $8.5 million and the average rate paid on interest-bearing liabilities was 0.59%. The year-over-year increase was primarily due to increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Fed Fund Rates.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2022 and 2021, interest income not recognized on nonaccrual loans was $434 thousand and $674 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$8,277,762	$104,543	5.01%	$6,384,856	$66,911	4.16%
LHI, MW	448,556	4,649	4.11	465,945	3,697	3.15
PPP loans	2,775	7	1.00	210,092	531	1.00
Debt Securities	1,362,365	10,462	3.05	1,119,952	7,613	2.70
Interest-earning deposits in other banks	346,296	1,898	2.17	336,289	130	0.15
Equity securities and other investments	203,528	1,666	3.25	167,242	898	2.13
Total interest-earning assets	10,641,282	123,225	4.59	8,684,376	79,780	3.64
ACL	(81,888)			(99,482)
Noninterest-earning assets	901,463			800,576
Total assets	$11,460,857			$9,385,470

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,164,164	$12,897	1.23%	$3,201,409	$1,588	0.20%
Certificates and other time deposits	1,656,347	3,919	0.94	1,519,824	1,934	0.50
Advances from FHLB	904,065	2,543	1.12	777,617	1,848	0.94
Subordinated debentures and subordinated debt	231,012	2,826	4.85	264,714	3,134	4.70
Total interest-bearing liabilities	6,955,588	22,185	1.27	5,763,564	8,504	0.59

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,925,462			2,271,197
Other liabilities	125,991			60,181
Total liabilities	10,007,041			8,094,942
Stockholders’ equity	1,453,816			1,290,528
Total liabilities and stockholders’ equity	11,460,857			$9,385,470
Net interest rate spread(2)			3.32%			3.05%
Net interest income		$101,040			$71,276
Net interest margin(3)			3.77%			3.26%
(1) Includes average outstanding balances of loans held for sale of $14,023 and $8,542 for the three months ended September 30, 2022 and September 30, 2021, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$19,837	$17,795	$37,632
LHI, MW	(138)	1,090	952
PPP loans	(524)	—	(524)
Debt Securities	1,650	1,199	2,849
Equity securities and other investments	4	1,764	1,768
Interest-bearing deposits in other banks	195	573	768
Total increase in interest income	21,024	22,421	43,445
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	478	10,831	11,309
Certificates and other time deposits	174	1,811	1,985
Advances from FHLB	301	394	695
Subordinated debentures and subordinated notes	(399)	91	(308)
Total increase in interest expense	554	13,127	13,681
Increase in net interest income	$20,470	$9,294	$29,764
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $6.7 million for the three months ended September 30, 2022, compared to no provision for the same period in 2021. The increase was primarily attributable to updated views on the downside risks to the Texas economic forecast and loan growth, partially offset by charge-offs and a decrease in nonperforming loans. For the three months ended September 30, 2022, we also recorded $850 thousand provision for unfunded commitments, which was attributable to changes in Texas economic forecasts and loan growth, compared to a $448 thousand benefit for unfunded commitments for the three months ended September 30, 2021.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, loss on sales of investment securities, gain on the sale of mortgage loans, government guaranteed loan income, net, equity method investment income, net, customer swap income, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,217	$4,484	$733
Loan fees	2,786	1,746	1,040
Loss on sales of investment securities	—	(188)	188
Gain on sales of mortgage loans held for investment	16	407	(391)
Government guaranteed loan income, net	572	2,341	(1,769)
Equity method investment income	(1,058)	4,522	(5,580)
Customer swap income	3,358	1,093	2,265
Other	2,130	1,222	908
Total noninterest income	$13,021	$15,627	$(2,606)
Noninterest income for the three months ended September 30, 2022 decreased $2.6 million, or 16.7%, to $13.0 million compared to noninterest income of $15.6 million for the same period in 2021. The primary drivers of the decrease in noninterest income are equity method investment income and government guaranteed loan income, net; offset by increases in customer swap income, loan fees, other noninterest income, and service charges and fees on deposit accounts.
Loan Fees. We earn certain fees in connection with funding and servicing loans. The increase of $1.0 million, or 59.6%, in loan fees is primarily attributable to a $780 thousand increase in syndication and arrangement fees, and a $281 thousand increase in letter of credit fees during the three months ended September 30, 2022, compared to the same period in 2021.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $1.8 million, or 75.6%, was primarily due to the decrease of $1.0 million resulting from decreases in the fair value of government guaranteed loans, including held for sale loans and PPP loans carried at fair value and the decrease of $677 thousand on the gain on sale of SBA and U.S. Department of Agriculture (“USDA”) loans compared to the three months ended September 30, 2021.
Equity method investment income. Equity method investment income is comprised of income earned on equity method investments, specifically our investment in Thrive Mortgage, LLC (“Thrive”), of which the Bank holds a 49% interest. The income from this investment decreased by $5.6 million during the three months ended September 30, 2022, compared to income from this investment of $4.5 million during the three months ended September 30, 2021. During the third quarter of 2021, Thrive’s PPP loan, originated and serviced by another bank, was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, $1.9 million of the $4.5 million represents our portion of the PPP loan forgiveness. Excluding, the PPP loan forgiveness, the decrease in equity method investment income is due to increases by a high interest rate environment.
Customer swap income. The increase in customer swap income of $2.3 million, or 207.2%, was primarily due to the increase in trade executions during the three months ended September 30, 2022, compared to the same period in 2021.
Other. The increase in other noninterest income of $908 thousand, or 74.3%, was primarily due to an increase of $821 thousand in servicing fee income during the three months ended September 30, 2022, compared to the same period in 2021.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, depreciation and amortization of office equipment, professional fees and regulatory fees, data processing and software expenses, marketing expenses and amortization of intangibles.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		Increase (Decrease)
	2022	2021
	(In thousands)
Salaries and employee benefits	$29,714	$22,964	$6,750
Occupancy and equipment	4,615	4,536	79
Professional and regulatory fees	3,718	3,401	317
Data processing and software expense	3,509	2,494	1,015
Marketing	1,845	1,151	694
Amortization of intangibles	2,494	2,509	(15)
Telephone and communications	389	380	9
M&A expense	384	—	384
Other	4,323	3,886	437
Total noninterest expense	$50,991	$41,321	$9,670

Noninterest expense for the three months ended September 30, 2022 increased $9.7 million, or 23.4%, to $51.0 million compared to noninterest expense of $41.3 million for the three months ended September 30, 2021. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $29.7 million for the three months ended September 30, 2022, an increase of $6.8 million, or 29.4%, compared to the same period in 2021. The increase was primarily attributable to a (i) $4.9 million increase in salaries resulting from continued investment in talent, (ii) $1.2 million increase in stock-based compensation resulting from the vesting of February 1, 2019 performance restricted stock unit awards which vested at 150% due the Company’s performance and market conditions (as defined by the equity awards), (iii) $408 thousand increase in employee benefit expenses and (iv) $234 thousand increase in FICA taxes.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses, which increased $1.0 million for the three months ended September 30, 2022 compared to the same period in 2021. This increase is primarily due to an increase of $986 thousand in software expenses for the implementation of a new online account opening platform and the enhancement of systems to mitigate security risk due to the Banks growth.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $694 thousand for the three months ended September 30, 2022 compared to the same period in 2021. This increase is primarily due to $517 thousand increase in advertising and promotions during the three months ended September 30, 2022 compared to the same period in 2021.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, we did not believe a valuation allowance was necessary.

For the three months ended September 30, 2022, income tax expense totaled $12.2 million, an increase of $3.1 million, compared to an income tax expense of $9.2 million for the same period in 2021. For the three months ended September 30, 2022, we had an effective tax rate of 22.0%.

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

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General

    Net income for the nine months ended September 30, 2022 was $106.4 million, an increase of $8.3 million, or 8.5%, from net income of $98.1 million for the nine months ended September 30, 2021.
    Basic EPS for the nine months ended September 30, 2022 was $2.01, an increase of $0.03 from $1.98 for the nine months ended September 30, 2021. Diluted EPS for the nine months ended September 30, 2022 was $1.98, an increase of $0.03 from $1.95 for the nine months ended September 30, 2021.
Net Interest Income

For the nine months ended September 30, 2022, net interest income before provisions for credit losses totaled $258.6 million and net interest margin and net interest spread were 3.48% and 3.20%, respectively. For the nine months ended September 30, 2021, net interest income totaled $204.0 million and net interest margin and net interest spread were 3.20% and 2.98%, respectively. The increase in net interest income of $54.4 million was primarily due to an increase of $56.5 million in interest income on loans, a $5.3 million increase in interest income on debt securities, and a $13.5 million increase in interest expense on transaction and savings deposits, partially offset by interest expense on certificates and other time deposits which decreased $654 thousand and a $565 thousand decrease in interest expense on FHLB advances due to a change in mix during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in interest income on loans was due to higher average balances and loan yields. The $12.8 million increase in interest expense on deposit accounts was due to an increase in average costs of total deposits. Net interest margin increased 28 basis points from the nine months ended September 30, 2021 primarily due to an increase in the yields on loan balances, slightly offset by an increase in the average rate paid on interest-bearing liabilities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. As a result, the average cost of interest-bearing deposits increased 28 basis points to 0.64% for the nine months ended September 30, 2022 from 0.36% for the nine months ended September 30, 2021. The average costs of total deposits, including noninterest-bearing deposits for the nine months ended September 30, 2022 is 0.40%

For the nine months ended September 30, 2022, interest expense totaled $38.6 million and the average rate paid on interest-bearing liabilities was 0.81%. For the nine months ended September 30, 2021, interest expense totaled $27.5 million and the average rate paid on interest-bearing liabilities was 0.65%. The increase of $11.1 million in interest expense was primarily due to an increase in funding costs and a $13.5 million increase in the average rate paid on interest-bearing demand and savings deposits, partially offset by a $1.8 million decrease in interest paid on borrowings and a $654 thousand decrease in the average rate paid on certificates and other time deposits.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2022 and 2021, interest income not recognized on non-accrual loans was $1.9 million and $2.0 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$7,558,825	$250,981	4.44%	$6,118,880	$193,040	4.22%
LHI, MW	449,906	11,647	3.46	477,319	10,988	3.08
PPP loans	27,477	205	1.00	309,620	2,324	1.00
Debt securities	1,274,712	27,856	2.92	1,093,263	22,579	2.76
Interest-bearing deposits in other banks	422,905	2,874	0.91	408,601	424	0.14
Equity securities and other investments	187,002	3,633	2.60	114,237	2,233	2.61
Total interest-earning assets	9,920,827	297,196	4.01	8,521,920	231,588	3.63
ACL	(78,015)			(103,478)
Noninterest-earning assets	886,357			799,207
Total assets	$10,729,169			$9,217,649

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,804,506	$18,742	0.66%	$3,144,395	$5,229	0.22%
Certificates and other time deposits	1,539,861	6,764	0.59	1,514,954	7,418	0.65
Advances from FHLB	837,254	4,924	0.79	777,655	5,489	0.94
Subordinated debentures and subordinated notes	231,640	8,206	4.74	264,998	9,410	4.75
Total interest-bearing liabilities	6,413,261	38,636	0.81	5,702,002	27,546	0.65

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,797,110			2,198,551
Other liabilities	98,898			60,456
Total liabilities	9,309,269			7,961,009
Stockholders’ equity	1,419,900			1,256,640
Total liabilities and stockholders’ equity	$10,729,169			$9,217,649

Net interest rate spread(2)			3.20%			2.98%
Net interest income		$258,560			$204,042
Net interest margin(3)			3.48%			3.20%
________________________________
(1) Includes average outstanding balances of loans held for sale of $12,973 and $13,140 for the nine months ended September 30, 2022 and September 30, 2021, respectively, and average balances of LHI, excluding MW and PPP loans.
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

	For the Nine Months Ended
	September 30, 2022 vs. 2021
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$45,428	$12,513	$57,941
LHI, MW	(632)	1,291	659
PPP loans	(2,119)	—	(2,119)
Debt securities	3,747	1,530	5,277
Interest-bearing deposits in other banks	15	2,435	2,450
Equity securities and other investments	1,420	(20)	1,400
Total increase in interest income	47,859	17,749	65,608
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	1,098	12,415	13,513
Certificates and other time deposits	122	(776)	(654)
Advances from FHLB	421	(986)	(565)
Subordinated debentures and subordinated notes	(1,185)	(19)	(1,204)
Total increase in interest expense	456	10,634	11,090
Increase in net interest income	$47,403	$7,115	$54,518
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit losses was $15.2 million for the nine months ended September 30, 2022, compared to no provision for the same period in 2021, an increase of $15.2 million. The increase in the recorded provision for credit losses for the nine months ended September 30, 2022 was primarily attributable to updated views on the downside risks to the Texas economic forecast and loan growth, partially offset by charge-offs and a decrease in nonperforming loans. In the nine months ended September 30, 2022, we also recorded a $1.3 million provision for unfunded commitments, which was attributable to higher unfunded balances and changes in Texas economic factors. ACL as a percentage of LHI, excluding MW and PPP loans, was 1.00%, 1.15% and 1.42% of total loans at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$14,966	$11,960	$3,006
Loan fees	7,965	4,910	3,055
Loss on sales of investment securities	—	(188)	188
Gain on sales of mortgage loans	546	1,299	(753)
Government guaranteed loan income, net	6,252	12,337	(6,085)
Equity method investment income	275	4,522	(4,247)
Customer swap income	5,625	1,694	3,931
Other	2,867	5,721	(2,854)
Total noninterest income	$38,496	$42,255	$(3,759)

Noninterest income for the nine months ended September 30, 2022 decreased $3.8 million, or 8.9%, to $38.5 million compared to noninterest income of $42.3 million for the same period in 2021. The primary drivers of the decrease were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $15.0 million during the nine months ended September 30, 2022, an increase of $3.0 million or 25.1%, over the same period in 2021. This increase was primarily due to increases in analysis charges of $1.4 million, ATM and debit card fees of $745 thousand, and other fee income of $698 thousand.
Loan fees. We earn certain fees in connection with funding and servicing loans. Loan fees were $8.0 million for the nine months ended September 30, 2022 compared to $4.9 million for the same period in 2021. The increase of $3.1 million, or 62.2%, was primarily due to increases in syndication and arrangement fees of $2.2 million, prepayment fees of $437 thousand, and loan fee income on North Avenue Capital loans, which were acquired in November 2021, of $254 thousand.
Government guaranteed loan income, net. Government guaranteed loan income, net includes income related to the sales of SBA and USDA loans. The decrease in government guaranteed loan income, net, of $6.1 million was primarily due to the $7.7 million decrease in PPP loan fees collected during the nine months ended September 30, 2021 with no corresponding PPP loan fees collected during the nine months ended September 30, 2022. The valuation of USDA and PPP loans HFS decreased $1.2 million compared to the same period for 2021. This decrease in government guaranteed loan income, net, was partially offset by a $3.7 million increase in gains on the sale of USDA loans.
Equity method investment income. Equity method investment income is comprised of income earned on equity method investments, specifically our 49% investment in Thrive. The income from these investments was $275 thousand for the nine months ended September 30, 2022, a decrease of $4.2 million, or 93.9%, as compared to the same period in 2021. During the third quarter of 2021, Thrive’s PPP loan, originated and serviced by another bank, was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, $1.9 million of the $4.5 million represents our portion of the PPP loan forgiveness. Excluding, the PPP loan forgiveness, the decrease in equity method investment income is due to increases by a high interest rate environment.
Customer swap income. The increase in customer swap income of $3.9 million or 232.1% was primarily due to the increase in trade executions during the nine months ended September 30, 2022, compared to the same period in 2021.

Other. Other includes other noninterest income from fees. Other noninterest income was $2.9 million for the nine months ended September 30, 2022, a decrease of $2.9 million, or 49.9% as compared to the same period in 2021. The decrease was primarily driven by a decrease in servicing fee income of $1.8 million and a $1.1 million decrease in the fair value of other equity method investments.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$84,151	$69,347	$14,804
Occupancy and equipment	13,628	12,865	763
Professional and regulatory fees	9,741	9,928	(187)
Data processing and software expense	9,816	7,349	2,467
Marketing	5,338	3,901	1,437
Amortization of intangibles	7,484	7,563	(79)
Telephone and communications	1,126	1,054	72
M&A expense	1,379	—	1,379
Other	13,053	10,628	2,425
Total noninterest expense	$145,716	$122,635	$23,081

Noninterest expense for the nine months ended September 30, 2022 increased $23.1 million, or 18.8%, to $145.7 million compared to noninterest expense of $122.6 million for the nine months ended September 30, 2021. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $84.2 million for the nine months ended September 30, 2022, an increase of $14.8 million, or 21.3%, compared to the same period in 2021. The increase was primarily attributable to a $10.2 million increase in salaries resulting from continued investment in talent, a $2.3 million increase in share based compensation expense, and a $2.0 million increase in lender incentives.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the nine months ended September 30, 2022, data processing and software expense was $9.8 million, an increase of $2.5 million, or 33.6%, compared to the same period in 2021. The increase was primarily due to an increase of $2.2 million in software expenses for the implementation of a new online account opening platform and the enhancement of systems to mitigate security risk due to the Banks growth.

Marketing. This category of expenses includes expenses related to advertising and promotions. For the nine months ended September 30, 2022, marketing expense was $5.3 million, an increase of $1.4 million, or 36.8%, compared to the same period in 2021. The increase was primarily related to a $764 thousand increase in advertising & promotions expenses.

M&A expense. M&A expense includes legal, professional, audit, regulatory and other expenses incurred in connection with a merger or acquisition. This category includes expenses related to the pursuit of the acquisition of StoneCastle Insured Sweep, LLC (d/b/a interLINK) from StoneCastle Partners, LLC, of which the definitive agreement was terminated on September 1, 2022. For the nine months ended September 30, 2022, M&A expense was $1.4 million, which is related to legal and professional services related to the terminated acquisition of interLINK. There were no M&A related expenses for the same period in 2021.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $13.1 million for the nine months ended September 30, 2022 compared to $10.6 million for the same period in 2021, an increase of $2.4 million, or 22.8%. This increase was primarily due to an increase (i) of $378 thousand in auto\travel related expenses, (ii) in $352 thousand in check\in-clearing related losses, (iii) of $262 thousand in subscription related expenses, (iv) of $230 thousand in expenses for third party banking services, (v) of $173 thousand in debit and credit card related fees, in each case, during the nine months ended September 30, 2022 as compared to the same period in 2021. The remaining changes were nominal amongst noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, we did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2022, income tax expense totaled $28.4 million, an increase of $2.4 million, or 9.2%, compared to an income tax expense of $26.0 million for the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 was 21.1%, an increase as compared to the same period in 2021 of 21.0% . The Company had a net discrete tax benefit of $1.1 million primarily associated with the recognition an excess tax benefit realized on share-based payment awards during the nine months ended September 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.9% for the nine months ended September 30, 2022.

Financial Condition

Our total assets increased $1.95 billion, or 20.0%, from $9.76 billion as of December 31, 2021 to $11.71 billion as of September 30, 2022.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2022, total LHI, excluding ACL, was $9.05 billion, an increase of $1.64 billion, or 22.2%, compared to $7.41 billion as of December 31, 2021. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $17.6 million and $26.0 million in loans were classified as held for sale as of September 30, 2022 and December 31, 2021, respectively.

Total LHI, excluding MW and PPP loans, as a percentage of deposits were 97.5% and 92.0% as of September 30, 2022 and December 31, 2021, respectively. Total LHI, excluding MW and PPP loans, as a percentage of assets were 72.6% and 69.3% as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2022		2021
	Total	Percent	Total	Percent
	(Dollars in thousands)
Commercial	$2,740,948	30.3%	$2,006,876	27.3%
MW	523,805	5.8%	565,645	7.7%
Real estate:
Owner Occupied CRE (“OOCRE”)	677,705	7.5%	665,537	9.1%
Non-owner Occupied CRE (“NOOCRE”)	2,273,305	25.1%	2,120,309	28.9%
Construction and land	1,673,997	18.4%	1,062,144	14.5%
Farmland	43,569	0.5%	55,827	0.8%
1-4 family residential	858,693	9.5%	542,566	7.4%
Multifamily	252,244	2.8%	310,241	4.2%
Consumer	7,465	0.1%	11,998	0.1%
Total LHI, carried at amortized cost(1)	$9,051,731	100.0%	$7,341,143	100.0%

LHI, PPP loans, carried at fair value	$2,821	100.0%	$53,369	100.0%

Total loans held for sale	$17,644	100.0%	$26,007	100.0%
(1) Total LHI, carried at amortized cost, excludes $17.5 million and $9.5 million of deferred loan fees, net, as of September 30, 2022 and December 31, 2021, respectively.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

	As of September 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans(1)	$30,592	$49,687
Accruing loans 90 or more days past due	—	235
Total nonperforming loans	30,592	49,922
Other real estate owned:
CRE	—	—
Total other real estate owned	—	—
Total nonperforming assets	$30,592	$49,922
Troubled debt restructured loans—nonaccrual	9,750	19,746
Troubled debt restructured loans—accruing	3,209	5,772
Ratio of nonperforming loans to total loans	0.36%	0.74%
Ratio of nonperforming assets to total assets	0.26%	0.51%
(1) At September 30, 2022 and December 31, 2021, nonaccrual loans included PCD loans of $10,365 and $11,506, respectively, not accounted for on a pooled basis.

The following table presents information regarding nonaccrual loans by category as of the dates indicated:

	As of September 30,	As of December 31,
	2022	2021
	(Dollars in thousands)
Commercial	$9,691	$15,267
Real estate:
OOCRE	11,558	14,236
NOOCRE	8,332	17,978
1-4 family residential	875	990
Consumer	136	1,216
Total	$30,592	$49,687

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,670,138	$2,265	$—	$1,594	$1,673,997
Farmland	43,569	—	—	—	43,569
1 - 4 family residential	855,420	285	1,848	1,140	858,693
Multi-family residential	236,554	13,725	1,965	—	252,244
OOCRE	621,468	5,875	28,492	21,870	677,705
NOOCRE	2,093,523	129,211	36,370	14,201	2,273,305
Commercial	2,640,916	48,460	46,789	4,783	2,740,948
MW	523,597	—	208	—	523,805
Consumer	7,212	59	168	26	7,465
Total	$8,692,397	$199,880	$115,840	$43,614	$9,051,731

	December 31, 2021
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,057,891	$1,905	$—	$2,348	$1,062,144
Farmland	55,827	—	—	—	55,827
1 - 4 family residential	539,485	352	1,551	1,178	542,566
Multi-family residential	288,954	21,287	—	—	310,241
OOCRE	591,377	9,704	36,892	27,564	665,537
NOOCRE	1,922,455	97,562	82,092	18,200	2,120,309
Commercial	1,887,671	36,092	74,487	8,626	2,006,876
MW	565,100	—	545	—	565,645
Consumer	10,440	79	1,302	177	11,998
Total	$6,919,200	$166,981	$196,869	$58,093	$7,341,143

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	As of		As of
	September 30, 2022		December 31, 2021
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate:
Construction and land	$12,628	14.9%	$7,293	9.4%
Farmland	135	0.2	187	0.2
1 - 4 family residential	9,023	10.6	5,982	7.7
Multi-family residential	2,127	2.5	2,664	3.4
OOCRE	6,652	7.8	9,215	11.9
NOOCRE	25,457	29.9	30,548	39.3
Total real estate	$56,022	65.9%	$55,889	71.9%
Commercial	26,698	31.4	21,632	27.8
Consumer	2,317	2.7	233	0.3
Total ACL	$85,037	100.0%	$77,754	100.0%

The ACL increased $7.3 million to $85.0 million as of September 30, 2022 from December 31, 2021. The increase in the ACL compared to December 31, 2021, was primarily attributable loan growth and changes in economic factors, offset by decreases in specific reserves and charge-offs.

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(Dollars in thousands)
Average loans outstanding, excluding PPP loans(1)	$8,008,731	$6,596,199
Amortized costs of loans outstanding at end of period excluding MW and PPP loans(1)	8,510,433	6,615,905
Amortized costs of loans outstanding at end of period, excluding PPP loans(1)	9,034,238	7,230,950
ACL at beginning of period	77,754	105,084
Provision for credit losses	15,150	—
Charge-offs:
Real estate:
Residential	—	(367)
OOCRE	(2,646)	(1,502)
NOOCRE	(1,391)	—
Commercial	(4,282)	(11,474)
Consumer	(1,244)	(55)
Total charge-offs	(9,563)	(13,398)
Recoveries:
Real estate:
Residential	7	52
OOCRE	245	500
NOOCRE	496	—
Commercial	893	1,481
Consumer	55	52
Total recoveries	1,696	2,085
Net charge-offs	(7,867)	(11,313)
ACL at end of period	$85,037	$93,771
Ratio of ACL to end of period loans excluding MW and PPP loans	1.00%	1.42%
Ratio of net charge-offs to average loans	0.10%	0.18%
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

Equity Securities
As of September 30, 2022, we held equity securities with a readily determinable fair value of $9.7 million compared to $11.0 million as of December 31, 2021. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $9.5 million at September 30, 2022 compared to $4.4 million at December 31, 2021. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Securities purchased under agreements to resell

As of September 30, 2022, we held no securities purchased under agreements to resell and we recognized interest income of $1.4 million during the nine months ended September 30, 2022. As of September 30, 2021, we held securities purchased under agreements to resell of $103.7 million and we recognized interest income of $227 thousand during the nine months ended September 30, 2021. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.

FHLB Stock and FRB Stock

As of September 30, 2022, we held FHLB stock and FRB stock of $95.3 million compared to $71.9 million as of December 31, 2021. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2022, the carrying amount of debt securities totaled $1.30 billion, an increase of $250.5 million, or 23.8%, compared to $1.05 billion as of December 31, 2021. The increase was primarily due to purchases of debt securities of $470.1 million and net unrealized gains of $133.1 million, partially offset by maturities, calls, and paydowns of $83.3 million. Debt securities represented 11.1% and 10.8% of total assets as of September 30, 2022 and December 31, 2021, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

    Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2022, management believes that available for sale securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL have been recognized in the Company’s consolidated balance sheets. The Company also recorded no ACL for its held to maturity debt securities as of September 30, 2022.
    As of September 30, 2022 and December 31, 2021, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
On July 16, 2021, the Bank completed an investment to acquire a 49% interest in Thrive for $54.9 million in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, we have a $35.8 million basis difference which is being accounted for as equity method goodwill.

We had $61.0 million in equity method investments as of September 30, 2022 and reported $275 thousand of income resulting from these investment for the nine months ended September 30, 2022 which represents our proportionate share of our investee’s income.

Deposits

Total deposits as of September 30, 2022 were $8.75 billion, an increase of $1.38 billion, or 18.8%, compared to $7.36 billion as of December 31, 2021. The increase from December 31, 2021 was primarily the result of increases of $993.4 million in interest-bearing transaction and savings deposits, $300.7 million in noninterest-bearing demand deposits, and $90.8 million in certificates and other time deposits.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of each of September 30, 2022 and December 31, 2021, total borrowing capacity of $2.90 billion and $777.5 million, respectively, was available under this arrangement and $1.15 billion and $227.8 million, respectively, was outstanding with a weighted average interest rate of 1.26% for the nine months ended September 30, 2022 and 0.94% for the year ended December 31, 2021. FHLB has also issued standby letters of credit to the Company for $1.09 billion and $777.6 million as of each of September 30, 2022 and December 31, 2021, respectively. Our current FHLB advances mature within twelve years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain securities and commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of September 30, 2022 and December 31, 2021, $1.09 billion and $995.1 million were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of September 30, 2022 and December 31, 2021, no borrowings were outstanding under this arrangement.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Borrowed Funds” in our 2021 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	September 30, 2022
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	5.14%
SovDallas Capital Trust I	8,609	6.28%
Patriot Bancshares Capital Trust I	5,155	4.36%
Patriot Bancshares Capital Trust II	17,011	5.09%
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75%
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13%

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2022 and the year ended December 31, 2021, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of September 30, 2022 and December 31, 2021. There were no advances under these lines of credit outstanding as of September 30, 2022 and December 31, 2021.
In addition, $2.8 million was available in conjunction with the Paycheck Protection Program Liquidity Program (“PPPLF”) which is a lending facility offered by the FRB to facilitate lending to small businesses under the PPP. As of September 30, 2022, we have not utilized the PPPLF.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $10.7 billion for the nine months ended September 30, 2022 and $9.36 billion for the year ended December 31, 2021.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Sources of Funds:
Deposits:
Noninterest-bearing	26.1%	24.1%
Interest-bearing	35.4	34.2
Certificates and other time deposits	14.4	16.5
Advances from FHLB	7.8	8.3
Other borrowings	2.2	2.8
Other liabilities	0.9	0.6
Stockholders’ equity	13.2	13.5
Total	100.0%	100.0%
Uses of Funds:
Loans	74.2%	73.2%
Debt Securities	11.9	12.0
Interest-bearing deposits in other banks	3.9	1.5
Other noninterest-earning assets	10.0	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	34.4%	32.3%
Average loans, excluding PPP and MW, to average deposits	92.8%	89.9%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 19.6% for the nine months ended September 30, 2022 compared to the year ended December 31, 2021. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid investments securities until these monies are needed to fund loan growth.
As of September 30, 2022, we had $4.54 billion in outstanding commitments to extend credit, $1.10 billion in unconditionally cancellable MW commitments and $96.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $3.81 billion in outstanding commitments to extend credit, $716.4 million in MW commitments and $65.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2022, we had cash and cash equivalents of $433.9 million compared to $379.8 million as of December 31, 2021.
Analysis of Cash Flows

	For the
	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$149,388	$190,047
Net cash used in investing activities	(1,970,773)	(818,736)
Net cash provided by financing activities	1,875,498	627,576
Net change in cash and cash equivalents	$54,113	$(1,113)
Cash Flows Provided by Operating Activities
    For the nine months ended September 30, 2022, net cash provided by operating activities decreased by $40.7 million when compared to the same period in 2021. The decrease in cash from operating activities was primarily related to the cash received for the termination of derivatives designated as hedging instruments of $43.9 million.
Cash Flows Used in Investing Activities
    For the nine months ended September 30, 2022, net cash used in investing activities increased by $1.15 billion when compared to the same period in 2021. The increase in cash used in investing activities was primarily attributable to a $1.10 billion increase in originations of net loans held for investment and a $269.2 million increase in purchases of AFS debt securities.
Cash Flows Provided by Financing Activities
    For the nine months ended September 30, 2022, net cash provided by financing activities increased by $1.25 billion when compared to the same period in 2021. The increase in cash provided by financing activities was primarily attributable to a $718.8 million increase in deposits, a $372.6 million increase in advances from FHLB and a $153.9 million increase proceeds from our common stock offering completed during the nine months ended September 30, 2022.
    As of the nine months ended September 30, 2022 and 2021, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.41 billion as of September 30, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $96.8 million, or 7.4%. The increase from December 31, 2021 to September 30, 2022 was primarily the result of our $153.8 million common stock offering, $106.4 million of net income recognized, along with $9.1 million in stock-based compensation and a $578 thousand increase due to the exercise of employee stock options during the nine months ended September 30, 2022. This increase was partially offset by $138.6 million in other comprehensive loss and $31.5 million in dividends declared and paid during the nine months ended September 30, 2022.
By comparison, total stockholders’ equity increased to $1.28 billion as of September 30, 2021, compared to $1.20 billion as of December 31, 2020, an increase of $80.8 million, or 6.7%. The increase from December 31, 2020 to September 30, 2021 was primarily the result of $98.1 million of net income recognized, an increase of $13.4 million in other comprehensive income, a $4.1 million increase due to the exercise of employee stock options, and $7.8 million in stock-based compensation recognized during the nine months ended September 30, 2021. This increase was partially offset by $15.5 million in stock buybacks and $26.7 million in dividends declared and paid during the nine months ended September 30, 2021.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2022 and December 31, 2021, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
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

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,354,690	11.68%	$1,100,404	11.60%
Tier 1 capital (to risk-weighted assets)	1,084,444	9.35	843,585	8.89
Common equity tier 1 (to risk-weighted assets)	1,054,831	9.09	814,138	8.58
Tier 1 capital (to average assets)	1,084,444	9.79	843,585	9.05
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,331,963	11.49%	$1,053,871	11.11%
Tier 1 capital (to risk-weighted assets)	1,259,609	10.87	994,351	10.48
Common equity tier 1 (to risk-weighted assets)	1,259,609	10.87	994,351	10.48
Tier 1 capital (to average assets)	1,259,609	11.38	994,351	10.69
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of September 30, 2022 since December 31, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•credit risks of borrowers, including any increase in those risks due to changing economic conditions, inflation and interest rates;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, respectively, as well as the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	10.05%	4.58%	20.31%	15.79%
+ 200	6.73%	3.67%	13.13%	11.62%
+ 100	3.40%	2.26%	6.60%	6.64%
Base	—%	—%	—%	—%
−100	(4.34)%	(3.18)%	(3.85)%	(11.68)%
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

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: November 4, 2022	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)