Form 10-K
period 2022-12-31
Veritex Holdings, Inc.
filed 2023-02-28
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2022 was approximately $1,536,132,000.

At February 27, 2023, we had outstanding 54,157,129 shares of common stock, par value $0.01 per share.
Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2022

PART I
ITEM 1.  BUSINESS
Our Company
Except where the context otherwise requires or where otherwise indicated, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” the “Company” or “Veritex” refer to Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word “Holdco” refers to Veritex Holdings, Inc. The words “the Bank” refers to Veritex Community Bank.
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
The following table summarizes the seven transactions that we have completed since our inception through December 31, 2022, where we acquired 100% of the interest of a bank:

	Date	Number of
Bank Acquired	Completed	Branches	Locations
Green Bank ("Green") through Green Bancorp, Inc.	January 2019	21	Houston and Dallas
Liberty Bank through Liberty Bancshares, Inc.	December 2017	5	Fort Worth
Sovereign Bank through Sovereign Bancshares, Inc. ("Sovereign")	August 2017	9	Dallas, Fort Worth, Houston and Austin[1]
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	2	Dallas
Bank of Las Colinas	October 2011	1	Dallas
Fidelity Bank through Fidelity Resources Company	March 2011	3	Dallas
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	3	Dallas
1 Subsequent to the Company's acquisition of Sovereign, the Company sold Sovereign's Austin, Texas branch location.
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
Lending Activities. As of December 31, 2022, total loans held for investment ("LHI"), net, including mortgage warehouse ("MW") and Paycheck Protection Program ("PPP") loans, totaled $9.39 billion, representing 77.3% of our total assets. Our loan portfolio primarily consists of commercial real estate ("CRE") and general commercial loans, MW loans, residential real estate loans, construction and land loans, farmland loans and consumer loans.
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
Investments
The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet or exceed regulatory capital requirements.  As of December 31, 2022, the book value of our available-for-sale ("AFS") and held-to-maturity ("HTM") debt securities portfolio totaled $1.38 billion, with an average tax-equivalent yield of 3.28% and an estimated effective duration of approximately 3.94 years.
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
Employees and Human Capital Resources
As of December 31, 2022, we had 763 full-time employees and 5 part-time employees. Our employees are not represented by a union. We strive to maintain a culture where employees are rewarded for hard work and share in the benefits of the success of our company.
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

•Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt certain types of consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations increases our cost of operations. The rulemaking, examination and enforcement priorities of the CFPB may change under the Biden administration, but we are unable to predict what effect, if any, these changes may have on the Bank.

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

In May 2018, EGRRCPA was signed into law. While EGRRCPA preserved the fundamental elements of the post Dodd-Frank regulatory framework, it included modifications that were intended to result in meaningful regulatory relief both from certain Dodd-Frank provisions and from certain regulatory capital rules for smaller and certain regional banking organizations. Among other things, EGRRCPA revised the capital treatment of certain CRE loans, and amended certain Truth in Lending Act requirements for residential mortgage loans.
The Volcker Rule
Section 619 of the Dodd-Frank Act, popularly known as the “Volcker Rule,” generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with private equity funds and hedge funds. These prohibitions apply to banking entities of any size, including us and the Bank. In 2013, the Federal Reserve, together with the FDIC, the Office of the Comptroller of the Currency (the “OCC”), the SEC and the Commodity Futures Trading Commission, issued regulations to implement the Volcker Rule. We are subject to the Volcker Rule but the Volcker Rule does not significantly affect the operations of us and our subsidiaries because we do not have any significant engagement in the businesses covered by the Volcker Rule.
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
Branches
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
Under the generally applicable capital requirements, we and the Bank are required to maintain common equity Tier 1 capital of at least 4.5% of RWA, Tier 1 capital of at least 6% of RWA, total capital (a combination of Tier 1 and Tier 2 capital) of at least 8% of RWA, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. In addition, generally applicable capital requirements subject banking organizations to limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of common equity Tier 1 capital in an amount greater than 2.5% of its total RWA in excess of the minimum risk-based capital ratio requirements. The effect of the fully phased-in capital conservation buffer is to increase the minimum common equity Tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The capital regulations also determine the thresholds necessary for a bank to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

For purposes of the generally applicable capital requirements, the components of common equity Tier 1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A bank must make certain deductions from and adjustments to the sum of these components to determine common equity Tier 1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in common equity Tier 1 capital, subject to certain limitations. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s ACL. Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital.

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

At December 31, 2022, we and the Bank are in compliance with the generally applicable minimum common equity Tier 1 capital, Tier 1 capital, total capital, and leverage capital requirements, and exceeded the capital conservation buffer. See Note 24 of the Notes to the Consolidated Financials for further discussion.
For us to be “well capitalized,” the Bank must be well capitalized and Veritex must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2022, we met all the requirements to be deemed well-capitalized.
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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2022, the Bank met all requirements to be “well capitalized” under the PCA regulations.

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
Applicable requirements serve to limit the amount of dividends that may be paid by the Bank. The Bank may not declare or pay a dividend if (i) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve, (ii) the dividend would exceed the Bank’s undivided profits, unless the Bank has received the prior approval of the Board and of at least two-thirds of the shareholders of each class of stock outstanding, or (iii) the dividend would cause any portion of the Bank’s permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve and by at least two-thirds of the shareholders of each class of stock outstanding. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” The Federal Reserve may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. In addition, the Bank may not reduce or increase its outstanding capital and surplus through dividend, redemption, share issuance, or otherwise, without the prior approval of the TDB, except as permitted by the Texas Finance Code. Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. If we fail to satisfy the capital conservation buffer, then it may also have the effect of limiting the payment of capital distributions from the Bank.

On January 24, 2023, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 24, 2023 to shareholders of record as of February 10, 2023. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

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
Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2022, the Bank is considered a well capitalized insured depository institution and had total brokered deposits of $1.31 billion.
Concentrated CRE Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank has a concentration in CRE lending if (i) total reported loans for construction, land development and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-farm, non-residential properties and loans for construction, land development and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied CRE loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. At December 31, 2022, our total reported loans for construction, land development and other land represented over 100% of our total capital, indicating a concentration in CRE lending. At December 31, 2022, our management believes that it has adequately addressed the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in CRE lending.
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

Deposit Insurance and Deposit Insurance Assessments
The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) to the maximum extent permitted by the FDIC. This amount is $250,000 per depositor per account. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent, below the statutory minimum of 1.35 percent. The decline in the ratio was due to extraordinary insured deposit growth, which was resulted mainly from the COVID-19 pandemic, specifically monetary policy action, direct government assistance to the consumers and businesses, and an overall reduction in spending. The FDIC adopted a restoration plan, which incorporates an increase of 2 basis points to the assessment rate, to restore the DIF reserve ratio assessment rates to the statutory minimum.

Insured depository institutions fund the DIF through quarterly assessments, which are calculated by multiplying the Bank’s assessment base by the applicable assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. For a depository institution that has total consolidated assets of at least $10 billion, such as the Bank, the FDIC determines the assessment rate based on a scorecard that combines the following measures to produce an assessment rate: CAMELS component ratings, financial measures used to measure a bank’s ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.

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
Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. Also, the CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank and its affiliates and subsidiaries are subject to CFPB supervisory and enforcement authority.

Incentive Compensation

The Federal Reserve reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Veritex, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve, the OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2016, the U.S. financial regulators, including the Federal Reserve and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Veritex and the Bank), but these proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the the Nasdaq Global Market, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective. The Company currently has a Compensation Adjustment and Recovery Policy (the "Policy") that addresses such clawbacks and will amend the Policy, as needed, to adhere to the final SEC and Nasdaq rule.

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

The Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued a number of policy statements and other guidance for banks in light of the growing threat posed by cybersecurity threats. Examinations by the banking agencies include review of an institution’s information technology and its ability to identify, assess, and mitigate cybersecurity risks—including those posed by their third-party service providers. Banking organizations such as the Company are subject to the GLB Act, pursuant to which agency guidance requires them to notify their primary federal regulator as soon as possible upon becoming aware of an incident involving unauthorized access to, or use of, sensitive customer information. Additionally, banking organizations are required to report cyberattacks affecting their operations to their primary federal regulator. Under a final rule adopted by the federal banking agencies on November 1, 2022, banking organizations are required to notify its primary federal regulator of certain significant computer security incidents no later than 36 hours after the banking organization determines that the incident has occurred. These computer security incidents include incidents that have affected, in certain circumstances, the viability of a banking organization’s operations or its ability to deliver banking products and services. The rule also requires certain third party service providers to notify each affected banking organization customer as soon as possible when the bank service provider determines that it has experienced a significant cybersecurity incident that has caused, or is likely to cause, a material disruption for four or more hours.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. In addition, in March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance.

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

The CRA requires the federal bank regulators to take into account an insured depository institution’s record in meeting the convenience and needs of the communities that the institution serves when considering an application by the institution to establish or relocate a branch or to enter into certain mergers or acquisitions. Similarly, the Federal Reserve is required to consider the CRA performance records of a bank holding company’s subsidiary bank (or banks) when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company, or to engage in other expansionary transactions. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA performance of the Bank and of the target institutions. An evaluation of “Needs to Improve” or “Substantial Noncompliance” may block or impede regulatory approvals of our applications. The Bank received an overall CRA rating of “Satisfactory” on its most recent CRA examination as of April 2022.

In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Risk Factor Summary

The risks and uncertainties facing our company include, but are not limited to, the following:

Risks Related to Veritex’s Business

•Our business concentration in Texas, and specifically the Dallas-Fort Worth metroplex and the Houston metropolitan area, imposes risks and may magnify the consequences of any regional or local economic downturn affecting the Dallas-Fort Worth metroplex and the Houston metropolitan area, including any downturn in the real estate sector
•The COVID-19 pandemic continues to affect the Company and its customers, employees and third-party service providers.
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
•A large portion of our loan portfolio consists of commercial loans, the deterioration in value of the collateral of which could increase the potential for future losses.
•The Company is subject to risks arising from conditions in the real estate market, as a significant portion of its loans are secured by commercial and residential real estate.
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
•As a banking organization with over $10 billion in total consolidated assets, we are subject to increased regulation.
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
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2022, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have an adverse impact on our business, financial condition and results of operations. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

The COVID-19 pandemic continues to affect the Company and its customers, employees and third-party service providers.
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
Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.

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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2022, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2022, $2.94 billion, or 31.0%, of our total LHI, excluding PPP loans, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

The Company is subject to risks arising from conditions in the real estate market, as a significant portion of its loans are secured by commercial and residential real estate.

The Company’s real estate lending activities and its exposure to fluctuations in real estate collateral values are significant and may increase as its assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for loans declines materially, a significant part of the loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on the values of real estate pledged as collateral for loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries and may impact the value of real estate in areas where such industries are concentrated.

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

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the Adjustable Interest Rate (LIBOR) Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions.

As of December 31, 2022, approximately $2.71 billion of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to SOFR will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of SOFR and other benchmark rates. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, our allowance for credit losses was $91.1 million of our total LHI, excluding MW and PPP loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
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

As a banking organization with over $10 billion in total consolidated assets, we are subject to increased regulation.

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

Debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five basis points. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. Debit card issuers with less than $10 billion in total consolidated assets are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end.

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
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our LHI, excluding PPP loans, portfolio has grown to $9.50 billion as of December 31, 2022. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our CRE and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2022, $3.06 billion, or 32.2% of total LHI, excluding MW and PPP loans, consisted of CRE loans and $1.79 billion, or 18.8% of total LHI, excluding MW and PPP loans, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied CRE loan portfolio could require us to increase the allowance for credit losses, which would reduce profitability and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2022, $6.55 billion, or 69.0% of total LHI excluding PPP loans, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2022, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $401.9 million, or 4.2% of total LHI, excluding PPP loans, and $889.1 million, or 9.4% of total LHI, excluding PPP loans, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio, excluding MW and PPP loans, was 99.2% as of December 31, 2022), we also invest a percentage of our total assets in debt securities (10.6% as of December 31, 2022) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2022, the fair value of our AFS debt securities portfolio was $1.10 billion, which included a net unrealized loss of $99.4 million. Factors beyond our control can significantly influence the fair value of debt securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate debt securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition and results of operations.

We conduct our operations exclusively in Texas and particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area. Many of our competitors offer the same, or a wider variety of, banking services within the same market area. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-

financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market area. Increased competition in our market may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow loan and deposit portfolios, and our business, financial condition and results of operations could be adversely affected.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2022, goodwill totaled $404.5 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Veritex’s Industry and Regulation
The ongoing changes in regulation could adversely affect our business, financial condition, and results of operations.

In July 2010, the Dodd-Frank Act was signed into law. This statute and its implementing regulations have imposed significant regulatory and compliance changes on financial institutions. The enactment of EGRRCPA in 2018, the CARES Act in 2020 and other legislation or rulemaking by the regulatory agencies may impose other costs or provide regulatory relief. The evolving financial services regulatory framework may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations could adversely affect our business, financial condition and results of operations.

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

As a result of economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its deposit insurance assessment methodology, which has had the effect of raising deposit premiums for many insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $5.3 million for the year ended December 31, 2022 and $4.0 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

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

As of December 31, 2022, we had approximately $198.1 million outstanding in aggregate principal amount of subordinated notes held by investors, and, in the aggregate, $30.7 million of junior subordinated debentures issued to four statutory trusts that in turn issued $32.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
At December 31, 2022, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2022, we had 18 full-service branches located in the Dallas-Fort Worth metroplex and 10 full-service branches in the Houston metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2022, we owned 16 of our branch locations and leased the remaining 12 branch and office locations. The remaining terms of our leases on our full-services branches range from one to ten years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
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
Holders of Record
As of February 27, 2023, there were 54,157,129 holders of record of our common stock.
Dividend Policy
On January 24, 2023, Veritex Holdings, Inc. announced that its Board of Directors declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 24, 2023 to shareholders of record as of February 10, 2023. For the year ended December 31, 2022, we declared and paid $42.3 million in cash dividends.
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
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of our peer group and the Nasdaq Bank Index for the period beginning on October 9, 2014, the first day of trading of our common stock on the Nasdaq Global Market through December 31, 2022. The following information reflects index values as of close of trading, assumes $100 invested on October 9, 2014 in our common stock, the peer group and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	October 9, 2014	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Veritex Holdings, Inc.	$100.00	$197.79	$153.26	$208.82	$183.94	$285.16	$201.29
Peer Group(1)	100.00	171.13	138.20	152.67	144.32	208.62	184.08
Nasdaq Bank Index	100.00	164.00	134.64	163.23	145.84	203.77	166.36

(1) Our peer group includes Bancfirst Corporation, Cadence Bancorp LLC., CVB Financial Corp., Eagle Bancorp, Inc., First Financial Bankshares, Inc., Origin Bancorp, Inc., Hilltop Holdings, Inc., Independent Bank Group, Inc., Servisfirst Bancshares, Inc., Simmons First National Corporation, Southside Bancshares, Inc., Pacific Premier Bancorp, Inc. and Independent Bank Corporation.

Comparison of Cumulative Total Return

310
260
210
160
110
60
Index Value
10/9/2014
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Peer Group
NASDAQ Bank
VBTX

Stock Repurchases
On January 28, 2019, our Board of Directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). Our Board of Directors authorized increases of $50.0 million in September 2019, $75.0 million in December 2019 and $75.0 million in September 2021, resulting in an aggregate authorization to purchase of up to $250.0 million of our common stock. Our Board of Directors also authorized extensions of the expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, then from December 31, 2020 to March 31, 2021 and then from March 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board of Directors at any time prior to its expiration. During the fourth quarter of 2022, the Company had no repurchases of shares of its common stock.
Common Stock Offering
On March 8, 2022, the Company completed an underwritten public offering of 3,947,369 shares of its common stock at $38.00 per share. On March 10, 2022, the representatives of the underwriters delivered to the Company a written notice of exercise by the underwriters of the underwriters' option to purchase an additional 367,105 shares of the Company's common stock at $38.00 per share, which subsequently closed on March 14, 2022. Net proceeds, after deducting underwriting discounts and offering expenses, of such offering were approximately $154.4 million. The Company intends to use the net proceeds from the offering for general corporate purposes and to support its continued growth, including investments in the Bank and future strategic acquisitions.

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

Anticipated 2023 Trends

This discussion of trends expected to impact our business in 2023 is based on information presently available and reflects certain assumptions, including the current economic and interest rate environment. Differences in actual economic conditions compared with our assumptions could have an adverse impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2023:

•Focus on deposit liquidity to fund continued organic growth;
•Continued emphasis on credit quality and relationship banking;
•Focus on net interest margin and the impact of anticipated interest rate hikes in 2023;
•Targeted focus on talent investments to further organically grow the Company;
•Further expansion in the USDA space via our subsidiary North Avenue Capital, LLC ("NAC");
•Leveraging of our strong capital through accretive organic growth and possible strategic acquisition opportunities; and
•Potential branch restructures, consolidations or closures to continue with our branch-light business model.

Results of Operations
For discussion of the results of operations for the year ended December 31, 2021 compared to year ended December 31, 2020, see Veritex's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2022.
Year Ended December 31, 2022 compared to year ended December 31, 2021
General
Net income available to common stockholders for the year ended December 31, 2022 was $146.3 million, an increase of $6.7 million, or 4.8%, from net income available to common stockholders of $139.6 million for the year ended December 31, 2021.
Basic earnings per share (“EPS”) for the year ended December 31, 2022 was $2.75, a decrease of $0.08 from $2.83 for the year ended December 31, 2021. Diluted EPS for the year ended December 31, 2022 was $2.71, a decrease of $0.06 from $2.77 for the year ended December 31, 2021.
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
For the year ended December 31, 2022, net interest income totaled $364.7 million compared to net interest income of $280.8 million for the year ended December 31, 2021, an increase of $83.9 million, or 29.9%. The primary drivers of the increase in net interest income is the result of an increase of $132.9 million, or 42.0%, in interest income primarily due to yields earned on loan balances, partially offset by the increase of $49.1 million, or 137.4%, in interest expense resulting from a $35.9 million increase in interest expense on transaction and savings deposit accounts. Interest income was $449.4 million, compared to $316.5 million for the years ended December 31, 2022 and 2021, respectively. Average loan balances, excluding PPP loans, grew from $6.75 billion for the year ended December 31, 2021 to $8.30 billion for the year ended December 31, 2022, an increase of $1.54 billion, or 22.9%.
Interest expense for the year ended December 31, 2022 was $84.8 million, compared to $35.7 million for the year ended December 31, 2021, an increase of $49.1 million, or 137.4%. The year-over-year increase was due to increases in the averages rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix. For the year ended December 31, 2022 the average balance for interest-bearing demand and savings deposits was $3.93 billion compared to $3.20 billion for the year ended December 31, 2021, an increase of $736.7 million, or 23.0%. For the year ended December 31, 2022 the average balance for certificates and other time deposits was $1.60 billion compared to $1.54 billion for the year ended December 31, 2021, an increase of $61.5 million, or 4.0%.
Net interest margin and net interest spread were 3.59% and 3.15%, respectively, for the year ended December 31, 2022 compared to 3.24% and 3.03%, respectively, for the year ended December 31, 2021. The increase in net interest margin by 35 basis points and increase in net interest spread by 12 basis points were due to an increase in the average yield earned on interest-bearing assets by 77 basis points, offset by an increase in the average rate paid on interest-bearing liabilities by 65 basis points. The average interest earned on interest-bearing assets increased to 4.42% during the year ended December 31, 2022 from 3.65% for the year ended December 31, 2021 primarily due to an increase in yields earned on loan balances. The average interest paid on interest-bearing liabilities increased to 1.27% during the year ended December 31, 2022 from 0.62% for the year ended December 31, 2021, primarily due to the increase of average rate paid on deposits. The increases in yields on earning assets and funding costs are attributed to the impact of rising interest rates during 2022.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2022 and 2021, interest income not recognized on nonaccrual loans, excluding purchased credit deteriorated (“PCD”) loans, was $6.6 million and $2.7 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$7,865,432	$382,883	4.87%	$6,285,510	$263,583	4.19%	$5,770,228	$273,999	4.75%
LHI, MW	433,062	16,671	3.85	468,001	14,219	3.04	318,657	9,672	3.04
PPP Loans	12,517	125	1.00	272,770	2,724	1.00	290,851	2,912	1.00
Debt securities	1,277,643	38,736	3.03	1,092,967	32,132	2.94	1,083,633	30,726	2.84
Interest-earning deposits in other banks	405,471	6,275	1.55	410,785	589	0.14	276,970	1,221	0.44
Equity securities and other investments	169,875	4,720	2.78	133,594	3,237	2.42	100,556	3,320	3.30
Total interest-earning assets	10,164,000	449,410	4.42%	8,663,627	316,484	3.65%	7,840,895	321,850	4.10%
ACL	(79,845)			(101,383)			(98,527)
Noninterest-earning assets	905,103			799,334			782,907
Total assets	$10,989,258			$9,361,578			$8,525,275
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,934,926	42,785	1.09%	$3,198,225	6,858	0.21%	$2,726,462	13,233	0.49%
Certificates and other time deposits	1,601,687	15,307	0.96	1,540,188	9,079	0.59	1,550,995	23,678	1.53
Advances from FHLB	896,687	15,501	1.73	777,635	7,336	0.94	1,024,142	10,609	1.04
Subordinated debentures and subordinated notes	230,984	11,160	4.83	263,535	12,428	4.72	172,594	8,532	4.94
Total interest-bearing liabilities	6,664,284	84,753	1.27%	5,779,583	35,701	0.62%	5,474,193	56,052	1.02%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,782,077			2,256,546			1,825,806
Other liabilities	119,237			57,457			60,303
Total liabilities	9,565,598			8,093,586			7,360,302
Stockholders’ equity	1,423,660			1,267,992			1,164,973
Total liabilities and stockholders’ equity	$10,989,258			$9,361,578			$8,525,275
Net interest spread(2)			3.15%			3.03%			3.08%
Net interest income		$364,657			$280,783			$265,798
Net interest margin(3)			3.59%			3.24%			3.39%
(1) Includes average outstanding balances of loans held for sale ("LHFS") of $13,558, $12,093 and $15,315 for the twelve months ended December 31, 2022, 2021 and 2020 respectively.
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

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Compared to 2021			Compared to 2020
	Increase (Decrease) Due To Change in			Increase (Decrease) Due To Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$76,942	$42,358	$119,300	$21,590	$(32,006)	$(10,416)
LHI, MW	(1,345)	3,797	2,452	4,540	7	4,547
PPP loans	(2,599)	—	(2,599)	(188)	—	(188)
Debt securities	5,596	1,008	6,604	274	1,132	1,406
Interest-earning deposits in other banks	(82)	5,768	5,686	800	(883)	(83)
Equity securities and other investments	1,009	474	1,483	187	(819)	(632)
Total increase in interest income	$79,521	$53,405	$132,926	$27,203	$(32,569)	$(5,366)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$8,030	$27,897	$35,927	$991	$(7,366)	$(6,375)
Certificates and other time deposits	590	5,638	6,228	(64)	(14,535)	(14,599)
Advances from FHLB	2,060	6,105	8,165	(2,317)	(956)	(3,273)
Subordinated debentures and subordinated notes	(1,572)	304	(1,268)	4,292	(396)	3,896
Total increase in interest expense	9,108	39,944	49,052	2,902	(23,253)	(20,351)
Increase in net interest income	$70,413	$13,461	$83,874	$24,301	$(9,316)	$14,985
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The provision for credit losses was $27.0 million for the year ended December 31, 2022, compared to a benefit for credit losses of $3.3 million for the same period in 2021, an increase to the provision of $30.3 million. The increased provision for credit losses was primarily attributable to changes in the Texas economic forecasts and loan growth used in the CECL model during the year ended December 31, 2022. These changes in the Texas economic forecasts were made to reflect changes in economic factors such as rising interest rates, inflation and labor supply as of December 31, 2022 compared to such forecasts utilized in the CECL model for the year ended December 31, 2021. ACL as a percentage of LHI, excluding MW and PPP loans, was 1.01% and 1.15% at December 31, 2022 and 2021, respectively.
Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, (loss) gain on the sale of securities, gains on the sale of mortgage LHFS, government guaranteed loan income, net, equity method investment (loss) income and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,			2022 vs 2021		2021 vs 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$20,139	$16,742	$13,703	$3,397	20.3%	$3,039	22.2%
Loan fees	10,442	7,607	4,556	2,835	37.3	3,051	67.0
(Loss) gain on sales of securities	—	(188)	2,615	188	(100.0)	(2,803)	(107.2)
Gain on sales of mortgage LHFS	550	1,592	1,239	(1,042)	(65.5)	353	28.5
Government guaranteed loan income, net	14,060	15,760	14,150	(1,700)	(10.8)	1,610	11.4
Equity method investment (loss) income	(5,141)	5,760	—	(10,901)	(189.3)	5,760	N/M
Customer swap income	7,898	2,491	2,482	5,407	217.1	9	0.4
Other	4,874	8,641	8,599	(3,767)	(43.6)	42	0.5
Total noninterest income	$52,822	$58,405	$47,344	$(5,583)	(9.6)%	$11,061	23.4%
N/M = Not meaningful
Noninterest income for the year ended December 31, 2022 decreased $5.6 million or 9.6%, to $52.8 million compared to noninterest income of $58.4 million for the same period in 2021. The primary components of the decrease were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The income from these deposit activities constitutes a significant and predictable component of our noninterest income. Service charges and fees on deposit accounts were $20.1 million for the year ended December 31, 2022, an increase of $3.4 million, or 20.3%, over the same period in 2021. This increase was primarily due to increases in analysis charges of $1.6 million, other fee income of $862 thousand and ATM and debit card fees of $779 thousand for the year ended December 31, 2022 compared to 2021.
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $10.4 million for the year ended December 31, 2022 compared to $7.6 million for the same period in 2021. The increase of $2.8 million was primarily attributable to an increase in loan syndication and arrangement fees of $2.4 million.
Gain on sales of mortgage LHFS. The decrease of $1.0 million in gain on sales of mortgage LHFS for the year ended December 31, 2022 was primarily attributable to a decrease in volume of mortgage originations compared to the year ended December 31, 2021.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes non-interest income earned on PPP loans as well as income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net of $1.7 million, was primarily due to a $7.7 million decrease PPP fee income as a result of no PPP loans originated during 2022, a 2.7 million decrease in gain on sale of SBA loans and a $1.3 million decrease in PPP loans valuation for the year ended December 31, 2022. The decrease was partially offset by a $9.5 million increase in gain on sale of USDA loans for the year ended December 31, 2022. The increase in gain on sale of USDA loans is primarily due to an increase in number of loans funded in 2022 as a result of government funding for the USDA loan program in the second half of 2022.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of losses or income recognized on equity method investments, specifically our investment in Thrive, of which the Bank holds a 49% interest. The Bank completed its investment in Thrive in July 2021. The loss from this investment was $5.1 million for the year ended December 31, 2022, a decrease of $10.9 million compared to income from this investment of $5.8 million for the year ended December 31, 2021. The decrease was primarily due to the negative impact of rising interest rates on the fair value and volume of loans originated by Thrive. During the third quarter of 2021, Thrive’s PPP loan, originated and serviced by another bank, was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, $1.9 million of the $5.8 million represents our portion of the PPP loan forgiveness for the year ended December 31, 2021.
Customer swap income. The increase in customer swap income of $5.4 million, or 217.1%, was primarily due to the increase in trade executions during the twelve months ended December 31, 2022, compared to the same period in 2021.

Other. Other includes other noninterest income from fees. Other noninterest income was $4.9 million for the twelve months ended December 31, 2022, a decrease of $3.8 million, or 43.6%, compared to the same period in 2021. The decrease was primarily driven by a decrease in BOLI insurance income of $1.9 million and a decrease in the credit valuation adjustment on the servicing asset for commercial loans of $1.2 million.
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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,			2022 vs 2021		2021 vs 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$117,841	$94,748	$79,453	$23,093	24.4%	$15,295	19.3%
Non-staff expenses:
Occupancy and equipment	18,744	17,263	16,363	1,481	8.6	900	5.5
Professional and regulatory fees	14,142	12,945	11,729	1,197	9.2	1,216	10.4
Data processing and software expense	14,013	9,946	9,213	4,067	40.9	733	8.0
Marketing	7,179	5,344	3,651	1,835	34.3	1,693	46.4
Amortization of intangibles	9,979	10,057	10,790	(78)	(0.8)	(733)	(6.8)
Telephone and communications	1,484	1,434	1,312	50	3.5	122	9.3
COVID Expenses	—	—	1,377	—	N/M	(1,377)	N/M
Debt extinguishment costs	—	—	11,307	—	N/M	(11,307)	N/M
Merger and acquisition expense	1,379	826	—	553	66.9	826	N/M
Other	18,314	15,149	14,192	3,165	20.9	957	6.7
Total noninterest expense	$203,075	$167,712	$159,387	$35,363	21.1%	$8,325	5.2%
N/M = Not meaningful
Noninterest expense for the year ended December 31, 2022 increased $35.4 million, or 21.1%, to $203.1 million compared to noninterest expense of $167.7 million for the same period in 2021. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $117.8 million for the year ended December 31, 2022, an increase of $23.1 million, or 24.4%, compared to the same period in 2021. The increase was primarily attributable to increases in compensation costs of $15.2 million from continued investment in talent, stock based compensation, incentive and bonus of $7.1 million and employee benefit expenses of $1.7 million, for the year ended December 31, 2022.
Occupancy and equipment. Occupancy and equipment expenses are mainly comprised of depreciation expense on fixed assets and lease expense. The increase of $1.5 million, or 8.6%, was primarily attributable to increases in lease payments of $399 thousand, property and casualty insurance of $296 thousand and building expenses of $218 thousand for the year ended December 31, 2022.
Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and Federal Deposit Insurance Corporation ("FDIC") assessment fees. The increase of $1.2 million, or 9.2%, was primarily attributable to an increase in FDIC assessment fees of $1.3 million due to an increase in asset size, offset by a decrease in legal and professional fees of $523 thousand for the year ended December 31, 2022.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the twelve months ended December 31, 2022, data processing and software expense was $14.0 million, an increase of $4.1 million, or 40.9%, compared to the same period in 2021. The increase was primarily due to an increase of $3.9 million in software expenses for the implementation of a new online account opening platform and the enhancement of systems to mitigate security risk due to the Banks growth.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.8 million, or 34.3%, primarily due to a $1.0 million increase in advertising and promotion expenses and $530 thousand in business development expenses for the year ended December 31, 2022 compared to the same period in 2021.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $18.3 million for the year ended December 31, 2022, compared to $15.1 million for the same period in 2021, an increase of $3.2 million, or 20.9%. This increase was primarily due to an increase (i) of $516 thousand in expenses for third party banking services, (ii) in $482 thousand in auto and travel related expenses, (iii) of $397 thousand in subscription related expenses, (iv) of $192 thousand in expenses for education and training, (v) of $173 thousand in FHLB LOC fees, in each case, during the year ended December 31, 2022 as compared to the same period in 2021. The remaining changes were nominal amongst individual noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company did not believe a valuation allowance was necessary.
For the year ended December 31, 2022, income tax expense totaled $40.3 million, an increase of $3.6 million, or 9.8%, compared to $36.7 million for the same period in 2021.
For the year ended December 31, 2022, the Company had an effective tax rate of 21.6%. The Company had a net discrete tax benefit of $1.1 million. This discrete tax benefit related to $1.1 million of an excess tax benefit realized on share-based payment awards, partially offset by $54 thousand of deferred tax true-ups during the year ended December 31, 2022. Excluding these discrete tax items, the Company had an effective tax rate of 22.1% for the year ended December 31, 2022.
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

Financial Condition
Our total assets were $12.15 billion and $9.76 billion as of December 31, 2022 and 2021, respectively. Assets increased $2.40 billion, or 24.6%, from December 31, 2021 to December 31, 2022.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.
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

As of December 31, 2022, total LHI were $9.50 billion, an increase of $2.11 billion, or 28.5%, compared to $7.39 billion as of December 31, 2021. This increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $20.6 million and $26.0 million in loans were classified as held for sale as of December 31, 2022 and 2021, respectively. Of total LHFS, $866 thousand and $16.1 million were mortgage LHFS and $19.8 million and $9.9 million were SBA LHFS as of December 31, 2022 and 2021, respectively.
Total LHI, excluding MW and PPP loans, as a percentage of deposits were 99.2% and 92.0% as of December 31, 2022 and December 31, 2021, respectively. Total LHI, excluding MW and PPP loans, as a percentage of total assets were 74.5% and 69.4% as of December 31, 2022 and December 31, 2021, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2022		2021		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,940,353	31.0%	$2,006,876	27.3%	$933,477	3.7%
MW	446,227	4.7	565,645	7.7	(119,418)	(3.0)
Real estate:
Owner Occupied CRE (“OOCRE”)	715,829	7.5	665,537	9.1	50,292	(1.6)
Non-owner Occupied CRE (“NOOCRE”)	2,341,379	24.6	2,120,309	28.9	221,070	(4.3)
Construction and land	1,787,400	18.8	1,062,144	14.5	725,256	4.3
Farmland	43,500	0.5	55,827	0.8	(12,327)	(0.3)
1 - 4 family residential	894,456	9.4	542,566	7.4	351,890	2.0
Multi-family residential	322,679	3.4	310,241	4.2	12,438	(0.8)
Consumer	7,806	0.1	11,998	0.1	(4,192)	—
Total LHI, carried at amortized cost	$9,499,629	100%	$7,341,143	100%	$2,158,486	—%

LHI PPP loans, carried at fair value	$1,995		$53,369		$(51,374)

Total LHFS	$20,641		$26,007		$(5,366)
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
Commercial loans increased $933.5 million, or 46.5%, to $2.94 billion as of December 31, 2022 from $2.01 billion as of December 31, 2021. The increase was primarily due to normal fluctuations in the commercial loan portfolio and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2022 compared to the year ended December 31, 2021.
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
As of December 31, 2022 we had $446.2 million of MW loans, accounting for approximately 4.7% of our total funded loans. The decrease is due to an increase in mortgage rates which has resulted in a decrease in volume of originations and refinancing of MW loans.
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
OOCRE loans increased $50.3 million, or 7.6%, to $715.8 million as of December 31, 2022 from $665.5 million as of December 31, 2021. NOOCRE loans increased $221.1 million, or 10.4%, to $2.34 billion as of December 31, 2022 from $2.12 billion as of December 31, 2021. The increase was primarily due to normal fluctuations in the OOCRE loan portfolio and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout Texas and are generally diverse in terms of type.
Construction and land loans increased $725.3 million, or 68.3%, to $1.79 billion as of December 31, 2022 from $1.06 billion as of December 31, 2021. This increase was due to the robust business and growth environment in the Dallas-Fort Worth metroplex and the Houston metropolitan area.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $351.9 million, or 64.9%, to $894.5 million as of December 31, 2022 from $542.6 million as of December 31, 2021. The increase was primarily due to normal fluctuations in the 1-4 family residential loan portfolio and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2022 compared to the year ended December 31, 2021.
PPP loans. PPP loans decreased $51.4 million, or 96.3%, as of December 31, 2022. These PPP loans were originated through the SBA as a result of the CARES Act, are 100% forgivable if certain criteria are met by the borrowers, and are 100% guaranteed by the SBA. As of December 31, 2022, we have no reason to believe that any of the Company’s PPP loans would not qualify for loan forgiveness or the SBA guarantee.
Other loan categories.  Other categories of loans in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, consumer loans and purchased receivables financing. None of these categories of loans represents a significant portion of our total loan portfolio.
Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of December 31, 2022
Out of State Loan Portfolio	Amount	Percent of Total Loans
	(Dollars in thousands)
Commercial Real Estate	$780,833	8.2%
Lender Finance	580,372	6.1%
Commercial	346,761	3.6%
MW	300,895	3.2%
1-4 Family Residential	260,911	2.7%
USDA and SBA	160,739	1.7%
Other	377	—%
Total Out of State Loans	$2,430,888	25.5%

Loans by Maturity and Interest Rate Sensitivity
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2022
	One Year	One Through	Five Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Commercial	$693,796	$2,115,467	$95,202	$35,888	$2,940,353
Construction and land	527,487	1,095,824	70,927	93,162	1,787,400
Farmland	1,883	34,623	6,994	—	43,500
1 - 4 family residential	58,465	205,817	48,254	581,920	894,456
Multi-family residential	34,267	283,285	4,868	259	322,679
OOCRE	109,275	268,090	239,807	98,657	715,829
NOOCRE	367,065	1,598,133	346,867	29,314	2,341,379
Consumer	1,944	3,954	1,626	282	7,806
Total LHI, excluding MW and PPP	$1,794,182	$5,605,193	$814,545	$839,482	$9,053,402
LHI, MW	446,227	—	—	—	446,227
PPP loans, carried at fair value	642	1,353	—	—	1,995
Total LHI (1)	$2,241,051	$5,606,546	$814,545	$839,482	$9,501,624
(1) Total LHI at December 31, 2022 excludes $18,973 of deferred loan fees, net.
The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	As of December 31, 2022
	One Through	Five Through	After
	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Amounts with fixed rates, excluding MW and PPP
Commercial	$140,500	$38,840	$—	$179,340
Construction and land	41,198	5,035	—	46,233
Farmland	19,007	644	—	19,651
1 - 4 family residential	85,307	25,879	65,294	176,480
Multi-family residential	60,729	4,868	—	65,597
OOCRE	157,570	135,522	9,765	302,857
NOOCRE	832,743	127,834	—	960,577
Consumer	3,466	1,627	149	5,242
Total	$1,340,520	$340,249	$75,208	$1,755,977

Amounts with floating rates, excluding MW and PPP
Commercial	$1,974,967	$56,363	$35,887	$2,067,217
Construction and land	1,054,626	65,892	93,162	1,213,680
Farmland	15,616	6,350	—	21,966
1 - 4 family residential	120,510	22,375	516,626	659,511
Multi-family residential	222,556	—	259	222,815
OOCRE	110,520	104,284	88,893	303,697
NOOCRE	765,390	219,032	29,315	1,013,737
Consumer	488	—	132	620
Total	$4,264,673	$474,296	$764,274	$5,503,243

Nonperforming Assets
We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor them for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines, independent loan review, approval of large credit relationships by our Executive Loan Committee and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans, accruing loans 90 or more days past due, loans modified under restructurings as a result of the borrower experiencing financial difficulties on nonaccrual status, OREO, and other repossessed assets. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts:

	As of December 31,
	2022	2021
	(Dollars in thousands)
Nonperforming loans(1):
1 - 4 family residential	$862	$990
OOCRE	9,737	14,236
NOOCRE	21,377	17,978
Commercial	11,397	15,267
Consumer	169	1,216
Accruing loans 90 or more days past due(2)	125	235
Total nonperforming loans	43,667	49,922
OREO	—	—
Total nonperforming assets	$43,667	$49,922

Nonperforming assets to total assets	0.36%	0.51%
Nonperforming loans to total loans, excluding MW and PPP loans	0.48%	0.74%
(1) At December 31, 2022 and 2021, nonaccrual loans included PCD loans of $8,545 and $11,056, respectively, not accounted for on a pooled basis along with $13,178 of PCD loans that are accounted for on a pooled basis at December 31, 2022.
(2) At December 31, 2022 and 2021, accruing loans 90 or more days past due excludes $669 and $206 in PPP loans, respectively.

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
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $43.7 million in nonperforming loans as of December 31, 2022 compared to $49.9 million as of December 31, 2021. The decrease of $6.3 million in nonperforming assets compared to December 31, 2021 was primarily due to the a $6.1 million decrease in nonaccrual loans.

The following table presents nonaccrual loans by category at the dates indicated:

	December 31, 2022			December 31, 2021
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Construction and land	$1,787,400	$—	—%	$1,062,144	$—	—%
Farmland	43,500	—	—	55,827	—	—
1 - 4 family residential	894,456	862	0.10	542,566	990	0.18
Multi-family residential	322,679	—	—	310,241	—	—
OOCRE	715,829	9,737	1.36	665,537	14,236	2.14
NOOCRE	2,341,379	21,377	0.91	2,120,309	17,978	0.85
Commercial	2,940,353	11,397	0.39	2,006,876	15,267	0.76
MW	446,227	—	—	565,645	—	—
Consumer	7,806	169	2.17	11,998	1,216	10.14
Total LHI, excluding PPP	$9,499,629	$43,542	0.46%	$7,341,143	$49,687	0.68%
ACL on loans LHI		$91,052			$77,754
ACL to nonaccrual loans		209%			156%
ACL on LHI
The ACL is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. Refer to Note 1 "Summary of Significant Accounting Policies" and “—Critical Accounting Policies—Loans and Allowance for Credit Losses” for further discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off. Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans.
The following table sets forth the ACL by category of loan:

	December 31, 2022			December 31, 2021
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$13,120	19.7%	0.73%	$7,293	15.7%	0.69%
Farmland	127	0.4	0.29	187	0.8	0.33
1 - 4 family residential	9,533	9.9	1.07	5,982	8.0	1.10
Multi-family residential	2,607	3.6	0.81	2,664	4.6	0.86
OOCRE	8,707	7.9	1.22	9,215	9.8	1.38
NOOCRE	26,704	25.9	1.14	30,548	31.3	1.44
Commercial	30,142	32.5	1.03	21,632	29.6	1.08
Consumer	112	0.1	1.43	233	0.2	1.94
Total	$91,052	100.0%	1.01%	$77,754	100.0%	1.15%
As of December 31, 2022, the ACL totaled $91.1 million, or 1.01%, of total loans, excluding MW and PPP loans. As of December 31, 2021, the ACL totaled $77.8 million, or 1.15%, of total loans, excluding MW and PPP loans. The decrease in the percentage of ACL to total loans compared to December 31, 2021 was primarily attributable to net charge-offs of $13.7 million that were fully reserved against in previous periods.

The Company measures expected credit losses of financial assets on a collective, or pool, basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. The Company uses a probability of default/loss given default (“PD/LGD”) model to estimate expected credit losses for our PCD loans and pools acquired prior to January 1, 2020.
The Company’s methodologies for estimating the ACL take into account available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed, adjusted for asset-specific characteristics, economic conditions at the measurement date and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable.

The Company uses the DCF method to estimate expected credit losses for the CRE, construction and land, 1-4 family residential, commercial (excluding liquid credit and premium finance) and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailment rates, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayments speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the current interest rate environment. Generally, the impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at December 31, 2022, the Company determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. At December 31, 2022 as compared to December 31, 2021, there was relatively little change to forecasted Texas unemployment and a decrease in year over year percentage change in Texas gross domestic product. At December 31, 2022 for Texas unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in Texas gross domestic product, the Company projected a high percentage in the first quarter followed by a gradual decline in the following three quarters. At December 31, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

The Company uses a loss-rate method to estimate expected credit losses for the farmland and MW loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.

In estimating expected credit losses as of December 31, 2022, we utilized the Moody’s Analytics December 2022 forecast the macroeconomic variables used in our models. A weighting of forecast scenarios from December 2022 were based on the review of a variety of surveys of forecasts of the U.S. economy. The December 2022 baseline scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.65% in the first quarter of 2023, followed by annualized quarterly growth rates in the range of 3.62% to 4.50% during the remainder of 2023 and an average annualized growth rate of 4.79% through the end of the forecast period in the fourth quarter of 2024; (ii) U.S. unemployment rate of 3.80% in the first quarter of 2023 and an average quarterly U.S. unemployment rate of 4.06% through the end of the forecast period in the fourth quarter of 2024; (iii) Texas unemployment rate of 4.10% in the first quarter of 2023 and an average quarterly Texas unemployment rate of 4.04% through the end of the forecast period in the fourth quarter of 2024; (iv) projected average 10 year Treasury rate of 4.03% in the first quarter of 2023 and average projected rates of 4.25% during the remainder of 2023 and 3.96% in 2024; and (v) average oil price of $93 per barrel in the first quarter of 2023 decreasing to $67 per barrel by the end of the forecast period in the fourth quarter of 2024.
The following tables show our credit ratios and an analysis of our credit loss expense and net (charge-offs) recoveries:

	For the Years Ended December 31,
	2022	2021
ACL	$91,052	$77,754
Total LHI	9,053,402	6,775,498
ACL to Total LHI	1.01%	1.15%

Nonaccrual loans	$43,542	$49,687
Total LHI	9,053,402	6,775,498
Nonaccruals to Total LHI	0.48%	0.73%

ACL	$91,052	$77,754
Nonaccrual loans	43,542	49,687
ACL to nonaccrual loans	209.11%	156.49%
Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below:

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
2022
Construction and land	$—	$1,524,434	—%
Farmland	—	48,235	—
1 - 4 family residential	31	733,059	—
Multi-family residential	—	274,408	—
OOCRE	(2,375)	719,649	(0.33)
NOOCRE	(1,685)	2,156,008	(0.08)
Commercial	(8,423)	2,429,899	(0.35)
MW	—	433,062	—
Consumer	(1,200)	8,443	(14.21)
Total	$(13,652)	$8,327,197	(0.17)%

2021
Construction and land	$—	$862,465	—%
Farmland	—	28,861	—
1 - 4 family residential	(315)	519,632	(0.06)
Multi-family residential	—	376,405	—
OOCRE	(1,900)	744,572	(0.26)
NOOCRE	(7,936)	2,030,825	(0.39)
Commercial	(14,034)	1,996,970	(0.70)
MW	—	468,001	—
Consumer	204	11,099	1.84
Total	$(23,981)	$7,038,830	(0.34)%

2020
Construction and land	$—	$630,019	—%
Farmland	—	15,316	—
1 - 4 family residential	39	543,098	0.01
Multi-family residential	—	391,282	—
OOCRE	(2,421)	743,247	(0.33)
NOOCRE	(2,865)	1,819,774	(0.16)
Commercial	(15,405)	1,920,214	(0.80)
MW	—	318,657	—
Consumer	125	14,782	0.85
Total	$(20,527)	$6,396,389	(0.32)%
Net loans charged off decreased $10.3 million, or 43.1%. Although we believe that we have established our allowance for credit losses in accordance with accounting principles generally accepted in the United States (“GAAP”) and that the allowance for credit losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

Off-Balance Sheet Credit exposure
The ACL on off-balance-sheet credit exposures totaled $10.1 million and $9.3 million at December 31, 2022 and December 31, 2021, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of December 31, 2022, we held equity securities with a readily determinable fair value of $9.8 million compared to $11.0 million as of December 31, 2021. These equity securities represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $10.1 million at December 31, 2022 compared to $4.4 million as of December 31, 2021. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
FHLB Stock and FRB Stock
As of December 31, 2022, we held FHLB stock and FRB stock of $101.6 million compared to $71.9 million as of December 31, 2021. The Bank is a member of its regional Federal Reserve Bank and of the Federal Home Loan Bank (the "FHLB") system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities

We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2022, the carrying amount of debt securities totaled $1.28 billion, an increase of $230 million, or 21.8%, compared to $1.05 billion as of December 31, 2021. The increase in our debt securities in 2022 were primarily due to purchases of debt securities of $452.6 million and net unrealized gains $127.2 million, offset by maturities, calls and paydowns of $103.7 million. Debt securities represented 10.6% and 10.8% of total assets as of December 31, 2022 and 2021, respectively.
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

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
Total	$1,195,694	$1,760	$101,162	$—	$1,096,292

	As of December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$198,396	$10,294	$178	$—	$208,512
Municipal securities	116,100	8,261	431	—	123,930
Mortgage-backed securities	124,230	4,326	1,489	—	127,067
Collateralized mortgage obligations	424,174	12,240	2,350	—	434,064
Asset-backed securities	53,466	1,616	519	—	54,563
Collateralized loan obligations	45,089	—	167	—	44,922
Total	$961,455	$36,737	$5,134	$—	$993,058

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2022, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2022, management believes that AFS debt securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s condensed consolidated balance sheets. The Company also recorded no allowance for credit losses for its HTM debt securities as of December 31, 2022.
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

	As of December 31, 2022
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$53,944	5.54%	$183,252	4.44%	$15,049	6.01%	$252,245	4.77%
Municipal securities	—	—	235	3.00	15,428	2.68	143,685	2.13	159,348	2.18
Mortgage-backed securities	—	—	17	3.34	33,560	2.93	141,776	2.28	175,353	2.40
Collateralized mortgage obligations	35,761	2.77	91,615	2.81	144,781	2.16	317,618	2.79	589,775	2.64
Asset-backed securities	—	—	4,006	3.28	7,436	6.44	28,249	3.59	39,691	4.09
Collateralized loan obligations	—	—	—	—	20,658	1.63	45,390	1.74	66,048	1.71
Total	$35,761	2.77%	$149,817	3.81%	$405,115	3.33%	$691,767	2.58%	$1,282,460	2.97%

	As of December 31, 2021
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$5,004	3.64%	$186,170	4.60%	$17,338	5.98%	$208,512	4.69%
Municipal securities	—	—	236	2.56	4,650	2.56	147,223	2.76	152,109	2.75
Mortgage-backed securities	—	—	34	3.25	28,814	3.42	123,986	2.13	152,834	2.37
Collateralized mortgage obligations	—	—	70,358	2.83	209,695	2.42	159,501	1.88	439,554	2.29
Asset-backed securities	—	—	—	—	18,143	2.76	36,420	2.57	54,563	2.63
Collateralized loan obligations	—	—	—	—	15,550	1.74	29,372	1.59	44,922	1.64
Total	$—	—%	$75,632	2.88%	$463,022	3.35%	$513,840	2.36%	$1,052,494	2.83%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 5.98 years with an estimated effective duration of 3.94 years as of December 31, 2022.  The average yield of the securities portfolio was 3.03% during 2022 compared to 2.94% during 2021.
As of December 31, 2022 and December 31, 2021, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Intangible Assets and Goodwill
Intangible assets and goodwill as of December 31, 2022 were $53.2 million and $404.5 million, respectively. There was a decrease of intangible assets of $12.8 million compared to December 31, 2021. The increase in goodwill was due to the finalization of the purchase price accounting on our acquisition of NAC.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Intangible assets	$53,213	$66,017
Goodwill	404,452	403,771
Deposits
We offer a variety of deposit products having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2022 were $9.12 billion, an increase of $1.76 billion, or 23.9%, compared to $7.36 billion as of December 31, 2021, due primarily to increases of $1.09 billion and $129.9 million in money market accounts and noninterest-bearing deposit accounts, and an increase of $510.1 million in certificates of deposit, respectively. Our deposit growth was primarily related to our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.

Average deposits for the year ended December 31, 2022 were $8.32 billion, an increase of $1.32 billion, or 18.9% over average deposits of $6.99 billion for the year ended December 31, 2021. The average rate paid on total interest-bearing deposits increased from 0.34% for the year ended December 31, 2021 to 1.05% for the year ended December 31, 2022. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, and a increase in the prime rate during 2022.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$613,318	0.40%	$484,657	0.11%
Savings accounts	129,376	0.05	123,432	0.07
Money market accounts	3,192,232	1.26	2,590,136	0.24
Certificates and other time deposits > $250,000	801,779	0.75	744,512	0.55
Certificates and other time deposits < $250,000	799,908	1.17	795,676	0.62
Total interest-bearing deposits	5,536,613	1.05	4,738,413	0.34
Noninterest-bearing demand accounts	2,782,077		2,256,546
Total deposits	$8,318,690	0.70%	$6,994,959	0.23%
Our ratio of average noninterest-bearing deposits to average total deposits was 33.4% and 32.3% for the years ended December 31, 2022 and December 31, 2021, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 0.70% in 2022 and 0.23% in 2021. Average rates on interest-bearing deposits were 1.05% in 2022 and 0.34% in 2021.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advance
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2022, 2021 and 2020, total borrowing capacity of $787.3 million, $777.5 million and $766.4 million, respectively, was available under this arrangement and $1.18 billion, $777.6 million and $777.7 million, respectively, was outstanding, with an average interest rate of 1.73% as of December 31, 2022, 0.94% as of December 31, 2021 and 1.04% as of December 31, 2020. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our current FHLB advances based on year of maturity as of December 31, 2022.

Maturity Year	FHLB Advances
(Dollars in thousands)
2023	$1,075,000
2024	100,000
Total	$1,175,000

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2022
Amount outstanding at period end	$1,175,000
Weighted average interest rate at period end	4.67%
Maximum month-end balance during the period	$1,200,000
Average balance outstanding during the period	896,687
Weighted average interest rate during the period	1.73%
December 31, 2021
Amount outstanding at period end	$777,562
Weighted average interest rate at period end	0.94%
Maximum month-end balance during the period	$777,654
Average balance outstanding during the period	777,635
Weighted average interest rate during the period	0.94%
December 31, 2020
Amount outstanding at period-end	$777,718
Weighted average interest rate at period-end	0.94%
Maximum month-end balance during the period	$1,377,767
Average balance outstanding during the period	1,024,142
Weighted average interest rate during the period	1.04%
FRB.  The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of December 31, 2022 and 2021, $1.14 billion and $995.1 million, respectively, were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of December 31, 2022, approximately $1.00 billion in commercial loans were pledged as collateral. As of December 31, 2022 and 2021, no borrowings were outstanding under this arrangement.
Subordinated Notes.
The table below details our subordinated notes, Refer to Note 14 "Borrowed Funds" for further discussion on the details of our subordinated notes.

	Face Value	Maturity Date	Current Rate	Repricing Date	Variable Interest Rate at Repricing Date
4.75% Fixed-to-Floating Rate Subordinated Notes	$75,000	2029	4.75%	11/15/2024	Three Month SOFR+347bps
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	2030	4.125%	10/15/2025	Three Month SOFR+399.5bps
Total	$200,000
The subordinated notes bear interest payable semi-annually in arrears to, but excluding the first repricing date, and thereafter payable quarterly in arrears at an annual floating rate. We may, at our option, beginning on the respective first repricing date and on any scheduled interest payment date thereafter, redeem the subordinated notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the subordinated notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The subordinated notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the subordinated notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.

Junior subordinated debentures.
The table below details our junior subordinated debentures. Refer to Note 14 "Borrowed Funds" for further discussion on the details of our junior subordinated debentures.

	Balance	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2022
Parkway Trust Securities	$3,093	2036	LIBOR + 1.85%	6.62%
SovDallas Trust Securities	8,609	2038	LIBOR + 4.00%	7.74
Patriot I Capital Trust I	5,155	2037	LIBOR + 1.85%	5.93
Patriot II Capital Trust II	17,011	2038	LIBOR + 1.80%	6.57
Total	$33,868
These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.37%.
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $33.9 million was allowed in the calculation of Tier I capital as of December 31, 2022
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2022, 2021 and 2020, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.

We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $175.0 million as of December 31, 2022 and December 31, 2021. There were no advances under these lines of credit outstanding as of December 31, 2022, and 2021.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $10.99 billion for the year ended December 31, 2022, $9.36 billion for the year ended December 31, 2021 and $8.53 billion for the year ended December 31, 2020.

	For the Years Ended
	December 31,
	2022	2021	2020
Sources of Funds:
Deposits:
Noninterest-bearing	25.3%	24.1%	21.4%
Interest-bearing	35.8	34.2	32.0
Certificates and other time deposits	14.6	16.5	18.2
Advances from FHLB	8.1	8.3	12.0
Other borrowings	2.1	2.8	2.0
Other liabilities	1.1	0.6	0.7
Stockholders’ equity	13.0	13.5	13.6
Total	100%	100%	100%
Uses of Funds:
Loans	74.9%	73.2%	72.7%
Securities AFS	11.6	12.0	13.2
Interest-bearing deposits in other banks	1.5	1.5	1.2
Other noninterest-earning assets	12.0	13.3	12.9
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	33.4%	32.3%	29.9%
Average loans, excluding MW and PPP, to average deposits	94.6%	89.9%	94.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, excluding MW and PPP, net of allowance for credit loss increased 25.9% for the year ended December 31, 2022 compared to the same period in 2021 and an increase of 9.0% for the year ended December 31, 2021. We invest excess deposits in interest-bearing deposits at other banks, the FRB or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2022, we had $4.51 billion in outstanding commitments to extend credit, $1.09 billion in MW commitments and $98.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2021, we had $3.81 billion in outstanding commitments to extend credit, $716.4 million in MW commitments and $65.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2022, we had cash and cash equivalents of $436.1 million, compared to $379.8 million at December 31, 2021.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$192,726	$193,491
Net cash used in investing activities	(2,399,378)	(816,389)
Net cash provided by financing activities	2,262,945	771,857
Net change in cash and cash equivalents	$56,293	$148,959

Cash Flows Provided by Operating Activities
For the year ended December 31, 2022, net cash provided by operating activities decreased by $765 thousand from $193.5 million to $192.7 million primarily due to a decrease in proceeds from sales of LHFS of $51.5 million, the cash from the termination of derivatives designated as hedging instruments of $43.9 million in 2021 and an increase of gain on sales of government guaranteed loans of $6.8 million. This decrease in cash was offset by a decrease in net originations of LHFS of $67.0 million, an increase in provision for credit losses of $32.6 million and an increase in net income of $6.7 million.
Cash Flows Used in Investing Activities
For the year ended December 31, 2022, net cash used in investing activities increased by $1.58 billion compared to the same period in 2021. The increase in cash used in investing activities was primarily attributable to a $1.57 billion increase in net loans originated.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities increased by $1.49 billion compared to the same period in 2021. The increase in cash provided by financing activities was primarily attributable to a $908.2 million increase in deposits, a $397.6 million increase in advances from FHLB and a $154.4 million increase in proceeds from our common stock offering completed in 2022.
For the years ended December 31, 2022 and 2021, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
On January 28, 2019, our Board of Directors authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the "Stock Buyback Program"). Our Board of Directors authorized increases of $50.0 million in September 2019, $75.0 million in December 2019 and $75.0 million in September 2021, resulting in an aggregate authorization to purchase of up to $250.0 million of our common stock. Our Board of Directors also authorized extensions of the expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, then from December 31, 2020 to March 31, 2021 and then from March 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board of Directors at any time prior to its expiration.
Share repurchases during the periods ended are as follows:

	Twelve Months Ended December 31,
	2022	2021
Number of shares repurchased	—	475,744
Weighted average price per share	$—	$32.36

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Capital Resources

Total stockholders’ equity was $1.45 billion as of December 31, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $134.7 million, or 10.2%. The increase from December 31, 2021 was primarily the result of $154.4 million net proceeds from common stock follow on offering, $146.3 million in net income and $11.9 million of stock based compensation partially offset by $133.5 million of other comprehensive income related to unrealized gain/loss of available for sale debt securities and $42.3 million in dividends declared and paid.

For the years ended December 31, 2022, 2021 and 2020, we declared and paid $42.3 million, $36.5 million and $34.1 million in cash dividends, respectively. For the years ended December 31, 2022, 2021 and 2020 we purchased zero, 475.7 thousand, and 2.3 million shares, respectively, of our common stock under the Stock Buyback Program.
Under the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to debt securities AFS and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. In connection with the adoption of ASC 326 on January 1, 2020, we also elected to exclude, for a transitional period, the effects of credit loss accounting under CECL in the calculation of our regulatory capital and regulatory capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 24 - Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to consolidated financial statements elsewhere in this report.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2022		2021
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,395,904	11.63%	$1,100,404	11.60%
Tier 1 capital (to RWA)	1,121,021	9.34	843,585	8.89
Common equity tier 1 (to RWA)	1,091,353	9.09	814,138	8.58
Tier 1 capital (to average assets)	1,121,021	9.82	843,585	9.05
Veritex Community Bank
Total capital (to RWA)	$1,368,082	11.41%	$1,053,871	11.11%
Tier 1 capital (to RWA)	1,291,288	10.77	994,351	10.48
Common equity tier 1 (to RWA)	1,291,288	10.77	994,351	10.48
Tier 1 capital (to average assets)	1,291,288	11.32	994,351	10.69
We paid quarterly dividends of $0.20, $0.20, $0.20 and $0.20 per common share during the first, second, third and fourth quarter of 2022, respectively, and quarterly dividends of $0.17, $0.20, $0.20 and $0.20 per common share during the first, second, third and fourth quarter of 2021, respectively. This equates to a dividend payout ratio of 28.9% in 2022 and 26.2% in 2021. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 24 in the accompanying notes to consolidated financial statements elsewhere in this report (See Note 24 - Capital Requirements and Restrictions on Retained Earnings).
Contractual Obligations
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. These include payments related to (i) operating leases (Note 8 - Leases), (ii) time deposits with stated maturity dates (Note 11 - Deposits), (iii) long-term borrowings (Note 14 - Borrowed Funds), and (iv) commitments to extend credit, MW commitments and standby and commercial letters of credit (Note 18 - Off-Balance-Sheet Loan Commitments).
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,449,773	$1,315,079	$1,203,376
Adjustments:
Goodwill	(404,452)	(403,771)	(370,840)
Core deposit intangibles	(38,247)	(47,998)	(57,758)
Tangible common equity	$1,007,074	$863,310	$774,778
Common shares outstanding	54,030	49,372	49,340

Book value per common share	$26.83	$26.64	$24.39
Tangible book value per common share	$18.64	$17.49	$15.70

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,449,773	$1,315,079	$1,203,376
Adjustments:
Goodwill	(404,452)	(403,771)	(370,840)
Core deposit intangibles	(38,247)	(47,998)	(57,758)
Tangible common equity	$1,007,074	$863,310	$774,778
Tangible Assets
Total assets	$12,154,361	$9,757,249	$8,820,871
Adjustments:
Goodwill	(404,452)	(403,771)	(370,840)
Core deposit intangibles	(38,247)	(47,998)	(57,758)
Tangible assets	$11,711,662	$9,305,480	$8,392,273
Tangible Common Equity to Tangible Assets	8.60%	9.28%	9.23%
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

•changes in the financial performance and/or condition of our borrowers;
•our ability to maintain adequate liquidity (including the effect of the transition to the CECL methodology for allowances and related adjustments) and to raise necessary capital to fund our acquisition strategy and operations or to meet increased minimum regulatory capital levels;
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
•changes in consumer spending, borrowing and saving habits;
•acts of God, war or terrorism;
•the potential impact of climate change;
•the impact of pandemics, epidemics or any other health-related crisis;
•the effects of and changes in governmental monetary and fiscal policies and laws, including the policies of the Federal Reserve;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC, insurance and other coverage; and
•systemic risks associated with the soundness of other financial institutions

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Any forward-looking statement speaks only as of the date on which it is made. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation, and specifically decline any obligation, to publicly release any supplement, update or revision to any forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, unless we are required to do so by law.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	13.00%	4.65%	20.31%	15.79%
+200	8.88	3.36	13.13	11.62
+100	4.46	1.77	6.60	6.64
Base	—	—	—	—
−100	(4.72)	(2.55)	(3.85)	(11.68)
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
LIBOR Transition
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.

On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023.

The Company has significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after June 30, 2023. The Company established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, the Company ceased originating LIBOR-based products and began originating alternative indexed products in December 2021. The Company will continue to transition all remaining LIBOR-based products to an alternative benchmark. The Company will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Allowance for credit losses – macroeconomic forecasts on collectively evaluated loans

As described further in Notes 1 and 6 to the consolidated financial statements, in connection with the allowance for credit losses (“ACL”) on loans held for investment (“LHI”) within the consolidated balance sheets, the Company measures expected credit losses of financial assets on a collective (pooled) basis when the financial assets share similar risk characteristics. The Company’s discounted cash flow (“DCF”) model for estimating the ACL on the loan portfolio considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The forecasts about future economic conditions are updated within the ACL model on a quarterly basis. To incorporate management’s estimate of forecasted economic conditions, the Company applies weightings to different forecasted economic scenarios based on the likeliness of a scenario occurring as of the reporting date, which are applied in the DCF model that calculates the estimate amount. We identified the selection and weighting of economic forecasts on collectively evaluated loans as a critical audit matter.

The principal consideration for our determination that the selection and weighting of economic forecasts on collectively evaluated loans represents a critical audit matter is that management made significant judgments in estimating their reasonable and supportable forecasts by selecting and weighing the available forecast scenarios. Evaluating management’s conclusions required a high degree of auditor judgment in auditing these significant assumptions and evaluating the reasonableness of management’s judgments.

Our audit procedures related to the selection and weighting of economic forecasts on collectively evaluated loans included the following, among others:

•We tested the design and operating effectiveness of management’s review controls over the ACL, which included committee oversight and approval of the selection and weighting of forecast assumptions applied in the DCF model.
•We obtained an understanding as it related to key judgments made by management in the determination of expected credit losses, including management’s methodology and processes for the selection and weighting of economic forecasts.
•We evaluated management’s selection of and weighting applied to forecasted economic scenarios by inspecting the underlying scenario assumptions and considering publicly available evidence.
•We validated the mathematical accuracy of the weighted forecast assumptions applied within the DCF model.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 28, 2023

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$60,551	$44,023
Interest bearing deposits in other banks	375,526	335,761
Total cash and cash equivalents	436,077	379,784
Debt securities available-for-sale ("AFS"), at fair value	1,096,292	993,058
Debt securities held-to-maturity ("HTM") (fair value of $158,781 and $61,446 at December 31, 2022 and 2021, respectively)	186,168	59,436
Equity securities	19,864	15,393
Securities purchased under agreement to resell	—	102,288
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock	101,568	71,892
Total investments	1,404,910	1,243,085
Loans held for sale ("LHFS")	20,641	26,007
Loans held for investment ("LHI"), Paycheck Protection Program ("PPP") loans, carried at fair value	1,995	53,369
LHI, mortgage warehouse ("MW")	446,227	565,645
LHI, excluding MW and PPP	9,034,429	6,766,009
Less: Allowance for credit losses ("ACL")	(91,052)	(77,754)
Total LHI, net	9,391,599	7,307,269
Bank-owned life insurance ("BOLI")	84,496	83,194
Premises and equipment, net	108,824	109,271
Intangible assets, net of accumulated amortization	53,213	66,017
Goodwill	404,452	403,771
Other assets	250,149	138,851
Total assets	$12,154,361	$9,757,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,640,617	$2,510,723
Interest-bearing transaction and savings deposits	4,395,975	3,276,312
Certificates and other time deposits	2,086,642	1,576,580
Total deposits	9,123,234	7,363,615
Accounts payable and other liabilities	177,579	69,160
Advances from FHLB	1,175,000	777,562
Subordinated debentures and subordinated notes	228,775	227,764
Securities sold under agreements to repurchase	—	4,069
Total liabilities	10,704,588	8,442,170
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,668,049 and 56,010,423 at December 31, 2022 and December 31, 2021, respectively	607	560
Additional paid-in capital ("APIC")	1,306,852	1,142,758
Retained earnings	379,299	275,273
Accumulated other comprehensive (loss) income ("AOCI")	(69,403)	64,070
Treasury stock, 6,638,094 and 6,638,094 shares at cost at December 31, 2022 and 2021, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,449,773	1,315,079
Total liabilities and stockholders’ equity	$12,154,361	$9,757,249
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$399,679	$280,526	$286,583
Debt securities	38,736	32,132	30,726
Deposits in financial institutions and Fed Funds sold	6,275	589	1,221
Equity securities and other investments	4,720	3,237	3,320
Total interest and dividend income	449,410	316,484	321,850
INTEREST EXPENSE
Transaction and savings deposits	42,785	6,858	13,233
Certificates and other time deposits	15,307	9,079	23,678
Advances from FHLB	15,501	7,336	10,609
Subordinated debentures and subordinated notes	11,160	12,428	8,532
Total interest expense	84,753	35,701	56,052
NET INTEREST INCOME	364,657	280,783	265,798
Provision (benefit) for credit losses	26,950	(3,349)	56,640
Provision (benefit) for credit losses on unfunded commitments	820	(1,481)	9,029
Net interest income after provision for credit losses	336,887	285,613	200,129
NONINTEREST INCOME
Service charges and fees on deposit accounts	20,139	16,742	13,703
Loan fees	10,442	7,607	4,556
(Loss) gain on sale of debt securities	—	(188)	2,615
Gain on sale of mortgage LHFS	550	1,592	1,239
Government guaranteed loan income, net	14,060	15,760	14,150
Equity method investment (loss) income	(5,141)	5,760	—
Customer swap income	7,898	2,491	2,482
Other	4,874	8,641	8,599
Total noninterest income	52,822	58,405	47,344
NONINTEREST EXPENSE
Salaries and employee benefits	117,841	94,748	79,453
Occupancy and equipment	18,744	17,263	16,363
Professional and regulatory fees	14,142	12,945	11,729
Data processing and software expense	14,013	9,946	9,213
Marketing	7,179	5,344	3,651
Amortization of intangibles	9,979	10,057	10,790
Telephone and communications	1,484	1,434	1,312
COVID expenses	—	—	1,377
Debt extinguishment costs	—	—	11,307
Merger and acquisition ("M&A") expense	1,379	826	—
Other	18,314	15,149	14,192
Total noninterest expense	203,075	167,712	159,387
Income before income tax expense	186,634	176,306	88,086
Income tax expense	40,319	36,722	14,203
NET INCOME	$146,315	$139,584	$73,883
Basic earnings per share	$2.75	$2.83	$1.48
Diluted earnings per share	$2.71	$2.77	$1.48
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME	$146,315	$139,584	$73,883
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized (losses) gains on debt securities AFS during the period, net	(131,005)	(23,596)	35,400
Amortization from transfer of debt securities from AFS to HTM	3,790	—	—
Reclassification adjustment for net losses (gains) included in net income	—	188	(2,623)
Net unrealized (losses) gains on securities AFS	(127,215)	(23,408)	32,777

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(41,499)	33,338	14,657
Other comprehensive (loss) income, before tax	(168,714)	9,930	47,434
Income tax (benefit) expense	(35,241)	2,085	10,270
Other comprehensive (loss) income, net of tax	(133,473)	7,845	37,164
COMPREHENSIVE INCOME	$12,842	$147,429	$111,047

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except share data)

	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	51,063,869	$549	3,812,711	$(94,603)	$1,117,879	$147,911	$19,061	$1,190,797
Restricted stock units ("RSUs") vested, net of 22,404 shares withheld to cover taxes	111,558	1	—	—	(666)	—	—	(665)
Exercise of employee stock options, net of 100,400 and 145,044 shares withheld to cover taxes and exercise, respectively	501,980	5	—	—	1,132	—	—	1,137
Stock warrants exercised	10,000	—	—	—	109	—	—	109
Stock buyback	(2,349,639)	—	2,349,639	(57,470)	—	—	—	(57,470)
Stock based compensation		—	—	—	7,983	—	—	7,983
Net income	—	—	—	—	—	73,883	—	73,883
Dividends paid	—	—	—	—	—	(34,057)	—	(34,057)
CECL impact on date of adoption	—	—	—	—	—	(15,505)	—	(15,505)
Other comprehensive income	—	—	—	—	—	—	37,164	37,164
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSUs vested, net of 23,613 shares withheld to cover taxes	118,454	2	—	—	(579)	—	—	(577)
Exercise of employee stock options, net of 13,015 and 71,089 shares withheld to cover taxes and exercise, respectively	376,851	3	—	—	6,162	—	—	6,165
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(475,744)	—	475,744	(15,509)	—	—	—	(15,509)
Stock based compensation	—	—	—	—	10,573	—	—	10,573
Net income	—	—	—	—	—	139,584	—	139,584
Dividends paid	—	—	—	—	—	(36,543)	—	(36,543)
Other comprehensive income	—	—	—	—	—	—	7,845	7,845
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 83,447 shares withheld to cover taxes	259,733	3	—	—	(3,366)	—	—	(3,363)
Exercise of employee stock options, net of 6,904 and 28,064 shares withheld to cover taxes and exercise, respectively	83,419	1	—	—	1,159	—	—	1,160
Common stock follow on offering	4,314,474	43	—	—	154,372	—	—	154,415
Stock based compensation	—	—	—	—	11,929	—	—	11,929
Net income	—	—	—	—	—	146,315	—	146,315
Dividends paid	—	—	—	—	—	(42,289)	—	(42,289)
Other comprehensive loss	—	—	—	—	—	—	(133,473)	(133,473)
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$146,315	$139,584	$73,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	18,668	15,731	15,832
Net accretion of time deposit premium, debt discount and debt issuance costs	977	(713)	(1,735)
Provision for credit losses and unfunded commitments	27,770	(4,830)	65,669
Accretion of loan discount	(5,047)	(7,193)	(14,060)
Stock-based compensation expense	11,929	10,573	7,983
Deferred tax (benefit) expense	(5,662)	4,647	(9,384)
Excess tax benefit from stock compensation	(1,056)	(838)	(1,435)
Net amortization of premiums on debt securities	4,708	2,885	3,236
Unrealized loss (gain) on equity securities recognized in earnings	1,246	325	(480)
Change in cash surrender value and mortality rates of BOLI	(1,302)	(339)	(1,940)
Net loss (gain) on sales of debt securities	—	188	(2,615)
Change in fair value of government guaranteed loans using fair value option	(1,072)	(1,845)	2,040
Gain on sales of mortgage LHFS	(550)	(1,592)	(1,239)
Gain on sales of government guaranteed loans	(12,988)	(6,194)	(3,379)
Originations of LHFS	(52,991)	(119,989)	(132,842)
Proceeds from sales of LHFS	61,130	112,606	125,375
Net impairment of servicing asset	1,823	71	368
Loss (gain) on sales of OREO	—	416	(693)
Equity method investment loss (income)	5,141	(5,760)	—
Termination of derivatives designated as hedging instruments	—	43,900	—
Gain on sale of premises and equipment	—	—	(358)
(Increase) decrease in other assets	(55,770)	11,139	(20,546)
Increase (decrease) in accounts payable and other liabilities	49,457	719	3,970
Net cash provided by operating activities	192,726	193,491	107,650
INVESTING ACTIVITIES:
Net cash paid for acquisitions	—	(55,522)	—
Purchases of AFS debt securities	(452,599)	(201,385)	(1,175,050)
Proceeds from sales of AFS debt securities	—	13,300	113,771
Proceeds from maturities, calls and pay downs of AFS debt securities	103,683	193,227	1,033,779
Purchases of HTM debt securities	(17,460)	(32,286)	—
Maturity, calls and paydowns on HTM debt securities	4,487	3,370	1,793
Purchases of equity method securities	—	(54,970)	(2,888)
Purchases of other investments	(35,393)	(1,436)	—
Sales (purchases) of securities under agreements to resell	102,288	(102,288)	—
Proceeds from sales of equity securities	—	—	221
Net loans originated	(2,193,503)	(626,512)	(897,455)
Proceeds from sale of government guaranteed loans	93,739	44,912	44,867
Net additions to premises and equipment	(4,620)	(13,575)	(2,864)
Proceeds from sales of premises and equipment	—	14,551	2,157
Proceeds from sales of OREO and repossessed assets	—	2,225	7,114
Net cash used in investing activities	(2,399,378)	(816,389)	(874,555)
FINANCING ACTIVITIES:
Net increase in deposits	1,759,653	851,468	619,380
Net increase (decrease) in advances from FHLB	397,438	(156)	99,848
Redemption of subordinated debt	—	(35,000)	(5,000)
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	—	—	123,026
Net change in securities sold under agreement to repurchase	(4,069)	1,844	(128)
Net proceeds on sale of common stock in public offering	154,415	—	—
Proceeds from exercise of employee stock options	1,160	6,313	4,301
Payments to tax authorities for stock-based compensation	(3,363)	(725)	(3,829)
Proceeds from exercise of stock warrants	—	165	109
Purchase of treasury stock	—	(15,509)	(57,470)
Dividends paid	(42,289)	(36,543)	(34,057)
Net cash provided by financing activities	2,262,945	771,857	746,180
Net increase (decrease) in cash and cash equivalents	56,293	148,959	(20,725)
Cash and cash equivalents at beginning of year	379,784	230,825	251,550
Cash and cash equivalents at end of year	$436,077	$379,784	$230,825

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
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
Accounting Standards Codification ("ASC")
The Financial Accounting Standards Board’s (“FASB”) ASC is the officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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

Reclassifications
Certain items in the Company's prior year financial statements were reclassified to conform to the current presentation.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022, 2021 and 2020.
Transfers of debt securities from AFS to HTM
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in other noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for equity securities and other investments. Realized gains and losses are recorded on the sale of equity securities in gain (loss) on sales of securities. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2022 and 2021.

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
LHFS
Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the intent and ability to do so. The Company’s held-for-sale loans typically consist of certain government guaranteed loans or mortgage loans. The classification may be made upon origination or subsequent to origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value on an individual loan basis, except for those held-for-sale loans for which the Company elects to use the fair value option. The fair value of loans held-for-sale is based on commitments from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company obtains commitments to purchase the loans from secondary market investors prior to closing of the loans. Mortgage LHFS are sold with servicing released. Gains and losses on sales of LHFS are based on the difference between the selling price and the carrying value of the related loan sold.
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of December 31, 2022, the Company had held for sale government guaranteed loans and held for investment PPP loans that the Company has elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had a decrease in fair value for loans the Company elected to carry at fair value of $1,072 for the year ended December 31, 2022 as compared to an increase in the fair value for loans the Company elected to carry at fair value of $1,845 for the year ended December 31, 2021. There was an decrease of $2,040 in fair value for LHFS using the fair value option for the year ended December 31, 2020.

In addition, the Company records upfront costs and fees as incurred that are related to items for which the fair value option is elected through noninterest income. For the years ended December 31, 2021 and 2020 the Company recognized any upfront fees of $7,721 and $12,811 on PPP loans through government guaranteed loan income, net, on the consolidated statements of income, respectively. No fee was recognized for the year ended December 31, 2022.

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

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in government guaranteed loan income, net on the consolidated statements of income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $12,988, $6,194, and $3,379, respectively, of gain on sales of government guaranteed loans.

Gain on Sale of Mortgage LHFS

Certain mortgage LHFS are sold with servicing released. Gains and losses on sales of mortgage LHFS are based on the difference between the selling price and the carrying value of the loan sold.

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

Troubled-debt Restructurings (TDRs)

From time to time, the Company may modify its loan agreement with a borrower. A modified loan is considered a TDR, using Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), when two conditions are met: (i) the borrower is experiencing financial difficulty and (ii) concessions are made by the Company that would not otherwise be considered for a borrower with similar credit risk characteristics. Modifications to loan terms may include a lower interest rate, a reduction of principal, or a longer term to maturity. The ACL on a TDR is measured using the same method as all other LHI except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. In addition, when management has a reasonable expectation of executing a TDR, the expected effect of the modification is included in the estimate of the ACL. ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

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

Transfers of Financial Assets

Transfers of financial assets (generally consisting of sales of LHFS and loan participation with unaffiliated banks) are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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

The Company had $55,589 and $60,730 in equity method investments for the years ended December 31, 2022 and 2021 reported in “other assets” in the consolidated balance sheets. The Company’s proportionate share of the loss resulting from these investments for the years ended December 31, 2022 was $5,141. The Company’s proportionate share of the income resulting from these investments for the years ended December 31, 2021 was $5,760. The Company's proportionate share of the (loss) income resulting from these investments is reported under the line item captioned “equity method investment (loss) income” in the Company’s consolidated statements of income.

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2022, 2021 and 2020.

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
The Company performed its annual goodwill impairment test as of October 31, 2022 using a qualitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment. Management will continue to monitor events that could impact this conclusion in the future.

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

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.
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
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $7,179, $5,344 and $3,651 in 2022, 2021 and 2020, respectively.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2022 and 2021, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “interest expense” and penalties related to income taxes in “other expense” on its Consolidated Statements of Income. The Company recorded $22, $126 and $143 of interest or penalties related to income tax for the years ended December 31, 2022, 2021 and 2020, respectively. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2019 and state income tax examinations for tax years prior to 2018.

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
Earnings Per Share ("EPS")
EPS are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Earnings (numerator)
Net income	$146,315	$139,584	$73,883
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	53,170	49,405	49,883
Dilutive effect of employee stock-based awards	782	947	153
Adjusted weighted average shares outstanding	$53,952	$50,352	$50,036
EPS:
Basic	$2.75	$2.83	$1.48
Diluted	$2.71	$2.77	$1.48

For the year ended December 31, 2022, there were 177 antidilutive shares excluded from the diluted EPS weighted average shares, 177 of these relate to antidilutive restricted stock units ("RSUs") and the remaining none relate to stock options excluded from the diluted EPS weighted average shares. For the year ended December 31, 2021, there were 29 antidilutive RSUs excluded from the diluted EPS weighted average shares. For the year ended December 31, 2020, there were 1,481 antidilutive shares excluded from the diluted EPS weighted average shares, 1,137 of these relate to antidilutive stock options and the remaining 344 relate to antidilutive RSUs.

2. SUPPLEMENTAL STATEMENT OF CASH FLOWS
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$77,298	$37,139	$58,236
Cash paid for income taxes	36,165	14,349	40,690
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability	$—	$6,232	$4,123
Contingent consideration in connection with acquisitions	—	5,000	—
Transfer of AFS debt securities to HTM debt securities	117,001	—	—
Net foreclosure of OREO and repossessed assets	—	334	2,764
LHI transferred to LHFS	—	10,890	4,511

	Adjustments to Purchase Price Accounting Related to Mergers and Acquisitions
	Year Ended December 31,
	2022	2021	2020
Noncash assets acquired[1]
LHI	$(681)	$29,338	$—
Intangible assets, net	—	13,913	—
Goodwill	681	32,931	—
Other assets	—	690	—
Total assets	$—	$76,872	$—
Noncash liabilities assumed[1]
Accounts payable and other liabilities	—	16,350	—
Total liabilities	$—	$16,350	$—
Total equity
1 Noncash assets acquired and noncash liabilities assumed during 2021 related to our acquisition of North Avenue Capital, LLC. ("NAC").

3. NEW ACCOUNTING PRONOUNCEMENTS
ASU 2022-01, “Derivatives and Hedging (Topic 815)” (“ASU 2022-01”) clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023. The adoption of ASU 2022-01 is not expected to have a significant impact on our financial statements.

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact our financial statements.

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

	Year Ended December 31,
	2022	2021
Number of shares repurchased	—	475,744
Weighted average price per share	$—	$32.36

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including pursuant to compensatory arrangements.

Common Stock Offering

On March 8, 2022, the Company completed an underwritten public offering of 3,947,369 shares of its common stock at $38.00 per share. On March 10, 2022, the representatives of the underwriters delivered to the Company a written notice of exercise by the underwriters of the underwriters' option to purchase an additional 367,105 shares of the Company's common stock at $38.00 per share, which subsequently closed on March 14, 2022. Net proceeds, after deducting underwriting discounts and offering expenses, of such offering were approximately $154,372. The Company intends to use the net proceeds from the offering for general corporate purposes and to support its continued growth, including investments in the Bank and future strategic acquisitions.

5. SECURITIES
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,792 and $11,038 at December 31, 2022 and 2021, respectively. No gains or losses on equity securities with a readily determinable fair value were realized during the year ended December 31, 2022 or 2021. The Company realized a loss of $8 on equity securities with a readily determinable fair value during the year ended December 31, 2020.
The gross unrealized gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2022	2021	2020
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(1,246)	$(325)	$480
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $10,072 and $4,355 at December 31, 2022 and 2021, respectively.

Securities purchased under agreements to resell
The Company held no securities purchased under agreements to resell as of December 31, 2022. The Company held securities purchased under agreements to resell of $102,288 as of December 31, 2021. During the twelve months ended December 31, 2022 and 2021, interest income recorded in equity securities and other investments in the Company’s consolidated statements of income was $1,386 and $529, respectively. Interest income of securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,195,694	$1,760	$101,162	$—	$1,096,292

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$36,342	$—	$6,753	$—	$29,589
Collateralized mortgage obligations	36,169	—	5,884	—	30,285
Municipal securities	113,657	6	14,756	—	98,907
	$186,168	$6	$27,393	$—	$158,781

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

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$197,946	$15,697	$15,568	$1,682	$213,514	$17,379
Municipal securities	33,919	848	8,813	3,350	42,732	4,198
Mortgage-backed securities	115,467	11,104	22,780	6,317	138,247	17,421
Collateralized mortgage obligations	482,358	42,553	71,198	13,296	553,556	55,849
Asset-backed securities	15,195	991	11,207	1,621	26,402	2,612
Collateralized loan obligations	23,673	1,328	42,375	2,375	66,048	3,703
	$868,558	$72,521	$171,941	$28,641	$1,040,499	$101,162

HTM
Mortgage-backed securities	$804	$85	$28,784	$6,668	$29,588	$6,753
Collateralized mortgage obligations	25,285	4,676	4,999	1,208	30,284	5,884
Municipal securities	85,671	11,411	9,161	3,345	94,832	14,756
	$111,760	$16,172	$42,944	$11,221	$154,704	$27,393

	December 31, 2021
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$7,072	$178	$—	$—	$7,072	$178
Municipal securities	12,704	194	4,350	237	17,054	431
Mortgage-backed securities	40,276	1,283	4,677	206	44,953	1,489
Collateralized mortgage obligations	106,063	2,350	—	—	106,063	2,350
Asset-backed securities	11,265	519	—	—	11,265	519
Collateralized loan obligations	44,922	167	—	—	44,922	167
	$222,302	$4,691	$9,027	$443	$231,329	$5,134

HTM
Mortgage-backed securities	$24,214	$508	$—	$—	$24,214	$508
Collateralized mortgage obligations	—	—	—	—	—	—
Municipal securities	4,583	102	—	—	4,583	102
	$28,797	$610	$—	$—	$28,797	$610

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
The number of AFS debt securities in an unrealized loss position totaled 175 and 34 at December 31, 2022 and December 31, 2021, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
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

	December 31, 2022
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$53,692	$54,179	$—	$—
Due from five years to ten years	205,911	190,406	8,275	8,129
Due after ten years	58,462	53,351	105,382	90,778
	318,065	297,936	113,657	98,907
Mortgage-backed securities and collateralized mortgage obligations	765,864	692,617	72,511	59,874
Asset-backed securities	42,015	39,691	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,195,694	$1,096,292	$186,168	$158,781

	December 31, 2021
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$5,201	$5,241	$—	$—
Due from five years to ten years	178,203	186,972	3,849	4,115
Due after ten years	131,092	140,229	24,330	25,977
	314,496	332,442	28,179	30,092
Mortgage-backed securities and collateralized mortgage obligations	548,404	561,131	31,257	31,354
Asset-backed securities	53,466	54,563	—	—
Collateralized loan obligations	45,089	44,922	—	—
	$961,455	$993,058	$59,436	$61,446

Proceeds from sales of debt securities AFS and gross realized gains and losses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022	2021	2020
Proceeds from sales	$—	$13,300	$113,771
Gross realized gains	—	—	2,879
Gross realized losses	—	188	256

As of December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity. As further explained in Note 12, Advances from the FHLB, there was a blanket floating lien on all debt securities to secure FHLB advances as of December 31, 2022 and December 31, 2021.

6. LHI AND ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2022	2021
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,787,400	$1,062,144
Farmland	43,500	55,827
1 - 4 family residential	894,456	542,566
Multi-family residential	322,679	310,241
OOCRE	715,829	665,537
NOOCRE	2,341,379	2,120,309
Commercial	2,940,353	2,006,876
MW	446,227	565,645
Consumer	7,806	11,998
	9,499,629	7,341,143

Deferred loan fees, net	(18,973)	(9,489)
ACL	(91,052)	(77,754)
LHI carried at amortized cost, net	$9,389,604	$7,253,900

LHI, carried at fair value:
PPP Loans	$1,995	$53,369

Total LHI, net	$9,391,599	$7,307,269
Included in the total LHI, net, as of December 31, 2022 and 2021 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $8,260 and $8,657, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in total LHI, net, as of December 31, 2022 and 2021 is a discount on retained loans from sale of originated U.S. Small Business Administration ("SBA") and U.S. Department of Agriculture ("USDA") loans of $5,238 and $3,430, respectively. During 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount. The remaining net purchase discount of $4,135 is included in the total LHI, net and will be amortized on a straight line basis over five years.

LHI, PPP loans, carried at fair value
Included in total LHI, net, as of December 31, 2022 and 2021, was $1,995 and $53,369, respectively, of PPP loans, which are carried at fair value. The following table summarizes the PPP fee income and net gain due to the change in the fair value of PPP loans which are included in government guaranteed loan income, net on the Company's consolidated statements of income and in change in fair value of government guaranteed loans using fair value option on the Company's consolidated statements of cash flows.

	December 31, 2022	December 31, 2021
PPP fee income	$—	$7,721
Net gain due to the change in fair value	258	1,531
These PPP loans were originated through an application to the SBA under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and are 100% forgivable if certain criteria are met by the borrowers. As of December 31, 2022 we believe a majority of the Company’s PPP loans will meet such criteria.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring ("TDR"). The activity in the ACL related to LHI is as follows:

	December 31, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit loss (benefit) expense non-PCD loans	5,855	(60)	3,757	(57)	4,633	(2,588)	18,933	2,355	32,828
Credit (benefit) loss expense PCD loans	(28)	—	(237)	—	(2,766)	429	(2,000)	(1,276)	(5,878)
Charge-offs	—	—	—	—	(2,646)	(2,410)	(9,731)	(1,285)	(16,072)
Recoveries	—	—	31	—	271	725	1,308	85	2,420
Ending Balance	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$112	$91,052

	December 31, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084
Credit loss (benefit) expense non-PCD loans	(547)	131	(2,153)	(3,567)	(2,325)	(7,490)	(9,510)	(401)	(25,862)
Credit loss expense PCD loans	72	—	302	—	3,721	10,737	7,622	59	22,513
Charge-offs	—	—	(379)	—	(2,400)	(7,936)	(15,576)	(99)	(26,390)
Recoveries	—	—	64	—	500	—	1,542	303	2,409
Ending Balance	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754

	December 31, 2020
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of year	$3,821	$62	$2,143	$1,200	$1,991	$8,126	$12,369	$122	$29,834
Impact of adopting ASC 326 non-PCD loans	(707)	4	3,716	628	3,406	5,138	7,025	217	19,427
Impact of adopting ASC 326 PCD loans	645	—	908	—	7,682	2,037	8,335	103	19,710
Credit loss (benefit) expense non-PCD loans	4,554	(10)	1,720	4,403	4,364	15,397	24,413	(178)	54,663
Credit loss expense PCD loans	(545)	—	(378)	—	(5,303)	7,404	817	(18)	1,977
Charge-offs	—	—	(18)	—	(2,421)	(2,865)	(15,507)	(162)	(20,973)
Recoveries	—	—	57	—	—	—	102	287	446
Ending Balance	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$371	$105,084

The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of December 31, 2022 and 2021.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2022:

	December 31, 2022		December 31, 2021
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
OOCRE	$1,193	$129	$—	$—
NOOCRE	20,896	2,138	17,908	7,808
Commercial	1,240	396	1,702	—
Consumer	15	—	1,063	—
Total	$23,344	$2,663	$20,673	$7,808
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
Nonaccrual loans, aggregated by class of loans, as of December 31, 2022 and 2021, were as follows:

	December 31, 2022		December 31, 2021
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$862	$862	$990	$990
OOCRE	9,737	8,545	14,236	13,824
NOOCRE	21,377	13,178	17,978	191
Commercial	11,397	2,521	15,267	4,207
Consumer	169	169	1,216	1,216
Total	$43,542	$25,275	$49,687	$20,428
There were $8,545 and $11,056 of PCD loans that are not accounted for on a pooled basis at December 31, 2022 and 2021, respectively. There was $13,178 of PCD loans that are accounted for on a pooled basis included in nonaccrual loans at December 31, 2022.
During the year ended December 31, 2022 and 2021, interest income not recognized on non-accrual loans, excluding PCD loans, was $6,567 and $2,718, respectively.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2022 and 2021 is as follows:

	December 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$1,121	$2,111	$—	$3,232	$1,782,624	$1,544	$1,787,400	$—
Farmland	—	—	—	—	43,500	—	43,500	—
1 - 4 family residential	4,319	129	499	4,947	888,329	1,180	894,456	123
Multi-family residential	1,000	—	—	1,000	321,679	—	322,679	—
OOCRE	3,342	1,186	1,193	5,721	690,291	19,817	715,829	—
NOOCRE	5,156	—	20,896	26,052	2,302,579	12,748	2,341,379	—
Commercial	3,088	2,188	1,675	6,951	2,929,701	3,701	2,940,353	—
MW	—	—	—	—	446,227	—	446,227	—
Consumer	352	—	45	397	7,386	23	7,806	2
	$18,378	$5,614	$24,308	$48,300	$9,412,316	$39,013	$9,499,629	$125
(1) Total past due loans includes $13,178 of pooled PCD loans as of December 31, 2022.
(2) Loans 90 days past due and still accruing excludes $2,004 of PCD loans and $669 of PPP loans as of December 31, 2022.

	December 31, 2021
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing (1)
Real estate:
Construction and land	$—	$—	$—	$—	$1,059,796	$2,348	$1,062,144	$—
Farmland	—	—	—	—	55,827	—	55,827	—
1 - 4 family residential	2,073	—	1,008	3,081	538,307	1,178	542,566	24
Multi-family residential	—	—	—	—	310,241	—	310,241	—
OOCRE	4,538	965	11,622	17,125	620,848	27,564	665,537	—
NOOCRE	936	—	192	1,128	2,100,981	18,200	2,120,309	—
Commercial	1,525	4,395	3,708	9,628	1,988,622	8,626	2,006,876	191
MW	—	—	—	—	565,645	—	565,645	—
Consumer	135	105	1,082	1,322	10,499	177	11,998	20
	$9,207	$5,465	$17,612	$32,284	$7,250,766	$58,093	$7,341,143	$235
(1) Loans 90 days past due and still accruing excludes $9,345 of pooled PCD loans and $206 of PPP loans as of December 31, 2021.

Loans 90 days past due and still accruing interest were $125 and $235 as of December 31, 2022 and December 31, 2021, respectively. These loans are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
Troubled Debt Restructuring
Modifications of terms for the Company’s loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or deferral of principal payments, regardless of the period of the modification. The recorded investment in TDRs was $13,666 and $25,518 as of December 31, 2022 and 2021, respectively.
The following table presents the pre- and post-modification amortized cost of loans modified as TDRs during the twelve months ended December 31, 2022. There was three new TDR during the year ended December 31, 2022 and one new TDRs during the year ended December 31, 2021, which was paid off prior to year-end. The Company did not grant principal reductions or interest rate concessions on any TDRs during the twelve months ended December 31, 2022. The terms of certain loans modified as TDRs during the year ended December 31, 2022 and December 31, 2021 are summarized in the following tables:

	During the year ended December 31, 2022
	Adjusted Payment Structure	Payment Deferrals	Total Modifications	Number of Loans
Commercial	$—	$946	$946	1
Consumer	29	—	29	2
Total	$29	$946	$975	3
There were no loans modified as TDR loans within the previous 12 months and for which there was a payment default during the years ended December 31, 2022 and 2021. A default for purposes of this disclosure is a TDR loan in which the borrower is 90 days past due or results in the foreclosure and repossession of the applicable collateral.
During the years ended December 31, 2022 and 2021, interest income that would have been recorded on TDR loans had the terms of the loans not been modified was $742 and $778, respectively.
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of December 31, 2022 or December 31, 2021.

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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$347,855	$709,208	$378,229	$69,241	$30,673	$14,025	$215,263	$140	$1,764,634
Special mention	—	18,662	2,560	—	—	—	—	—	21,222
PCD	—	—	—	—	—	1,544	—	—	1,544
Total construction and land	$347,855	$727,870	$380,789	$69,241	$30,673	$15,569	$215,263	$140	$1,787,400

Farmland:
Pass	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500
Total farmland	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500

1 - 4 family residential:

Pass	$135,006	$188,635	$87,861	$43,293	$41,960	$257,768	$86,900	$726	$842,149
Special mention	—	—	—	—	—	278	26,068	—	26,346
Substandard	—	184	—	—		1,028	23,569	—	24,781
PCD	—	—	—	—	—	1,180	—	—	1,180
Total 1-4 family residential	$135,006	$188,819	$87,861	$43,293	$41,960	$260,254	$136,537	$726	$894,456

Multi-family residential:
Pass	$72,044	$80,793	$110,426	$8,402	$32,822	$2,494	$—	$—	$306,981
Substandard	—	—	—	1,954	13,744	—	—	—	15,698
Total multi-family residential	$72,044	$80,793	$110,426	$10,356	$46,566	$2,494	$—	$—	$322,679

OOCRE:
Pass	$191,044	$106,698	$84,230	$43,965	$49,461	$167,968	$5,225	$—	$648,591
Special mention	—	2,321	1,409	1,964	—	3,447	—	45	9,186
Substandard	—	—	—	—	23,231	15,004	—	—	38,235
PCD	—	—	—	—	—	19,817	—	—	19,817
Total OOCRE	$191,044	$109,019	$85,639	$45,929	$72,692	$206,236	$5,225	$45	$715,829

NOOCRE:
Pass	$752,476	$531,735	$215,076	$149,246	$196,424	$305,434	$16,642	$465	$2,167,498
Special mention	—	—	22,774	19,464	12,274	51,451	—	—	105,963
Substandard	—	—	—	1,310	7,659	46,201	—	—	55,170
PCD	—	—	—	—	12,697	51	—	—	12,748
Total NOOCRE	$752,476	$531,735	$237,850	$170,020	$229,054	$403,137	$16,642	$465	$2,341,379

Commercial:
Pass	$473,084	$132,396	$88,548	$83,996	$40,030	$31,269	$1,906,074	$553	$2,755,950
Special mention	—	666	—	4,543	7,385	270	114,447	—	127,311
Substandard	17,894	4,058	5,189	4,195	10,954	4,732	6,292	77	53,391
PCD	—	—	—	—	273	3,428	—	—	3,701
Total commercial	$490,978	$137,120	$93,737	$92,734	$58,642	$39,699	$2,026,813	$630	$2,940,353

MW:
Pass	$—	$—	$—	$—	$—	$—	$444,393	$—	$444,393
Special mention	—	—	—	—	—	—	1,626	—	1,626
Substandard	—	—	—	—	46	162	—	—	208
Total MW	$—	$—	$—	$—	$46	$162	$446,019	$—	$446,227

Consumer:
Pass	$1,965	$452	$872	$216	$135	$2,298	$1,618	$—	$7,556
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	—	169	—	—	169
PCD	—	—	—	—	—	23	—	—	23
Total consumer	$1,965	$452	$872	$216	$135	$2,548	$1,618	$—	$7,806

Total Pass	$1,976,020	$1,766,159	$983,772	$398,380	$391,505	$786,325	$2,677,207	$1,884	$8,981,252
Total Special Mention	—	21,649	26,743	25,971	19,659	55,504	142,141	45	291,712
Total Substandard	17,894	4,242	5,189	7,459	55,634	67,296	29,861	77	187,652
Total PCD	—	—	—	—	12,970	26,043	—	—	39,013

Total	$1,993,914	$1,792,050	$1,015,704	$431,810	$479,768	$935,168	$2,849,209	$2,006	$9,499,629
1 Term loans amortized cost basis by origination year excludes $18,973 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2021		2020		2019		2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$389,420		$453,262		$116,855		$57,637	$5,741	$29,182	$4,631	$1,163	$1,057,891
Special mention	—		1,593		—		312	—	—	—	—	1,905
PCD	—		—		—		—	—	2,348	—	—	2,348
Total construction and land	$389,420		$454,855		$116,855		$57,949	$5,741	$31,530	$4,631	$1,163	$1,062,144

Farmland:
Pass	$16,849		$28,655		$27		$3,367	$2,957	$2,643	$1,329	$—	$55,827
Total farmland	$16,849		$28,655		$27		$3,367	$2,957	$2,643	$1,329	$—	$55,827

1 - 4 family residential:
Pass	$191,333		$101,377		$54,826		$59,861	$27,743	$85,661	$12,659	$6,025	$539,485
Special mention	—		—		—		—	—	352	—	—	352
Substandard	—		—		—		—	81	903	567	—	1,551
PCD	—		—		—		—	—	1,178	—	—	1,178
Total 1 - 4 family residential	$191,333		$101,377		$54,826		$59,861	$27,824	$88,094	$13,226	$6,025	$542,566

Multi-family residential:
Pass	$67,979		$59,239		$54,321		$68,531	$11,815	$27,020	$49	$—	$288,954
Special mention	—		—		—		21,287	—	—	—	—	21,287
Total multi-family residential	$67,979		$59,239		$54,321		$89,818	$11,815	$27,020	$49	$—	$310,241

OOCRE:
Pass	$114,413		$111,516		$56,964		$73,112	$54,921	$174,500	$2,986	$2,965	$591,377
Special mention	2,420		—		1,052		—	—	6,232	—	—	9,704
Substandard	—		412		—		25,440	781	10,259	—	—	36,892
PCD	—		1,377		—		—	6,567	19,620	—	—	27,564
Total OOCRE	$116,833		$113,305		$58,016		$98,552	$62,269	$210,611	$2,986	$2,965	$665,537

NOOCRE:
Pass	$628,140		$298,091		$254,566		$319,359	$56,710	$336,713	$5,861	$23,015	$1,922,455
Special mention	—		613		1,685		29,469	16,354	48,952	—	489	97,562
Substandard	—	0	48	0	1,775	0	26,209	1,581	52,479	—	—	82,092
PCD	—		—		—		13,620	—	4,580	—	—	18,200
Total NOOCRE	$628,140		$298,752		$258,026		$388,657	$74,645	$442,724	$5,861	$23,504	$2,120,309

Commercial:
Pass	$430,213		$187,370		$124,798		$65,186	$40,254	$52,491	$968,229	$19,130	$1,887,671
Special mention	7,958		2,341		149		15,136	1,069	3,368	3,482	2,589	36,092
Substandard	15,662		5,843		6,286		14,908	4,167	2,779	20,500	4,342	74,487
PCD	—		—		—		315	1,785	6,526	—	—	8,626
Total commercial	$453,833		$195,554		$131,233		$95,545	$47,275	$65,164	$992,211	$26,061	$2,006,876

MW:
Pass	$—	$—	$—	$—	$—	$—	$564,850	$250	$565,100
Substandard	—	—	—	—	—	—	545	—	545
Total MW	$—	$—	$—	$—	$—	$—	$565,395	$250	$565,645

Consumer:
Pass	$3,362	$1,566	$512	$408	$2,777	$784	$1,006	$25	$10,440
Special mention	—	—	—	—	65	14	—	—	79
Substandard	—	—	22	—	177	39	1,064	—	1,302
PCD	—	—	—	—	24	153	—	—	177
Total consumer	$3,362	$1,566	$534	$408	$3,043	$990	$2,070	$25	$11,998

Total Pass	$1,841,709	$1,241,076	$662,869	$647,461	$202,918	$708,994	$1,561,600	$52,573	$6,919,200
Total Special Mention	10,378	4,547	2,886	66,204	17,488	58,918	3,482	3,078	166,981
Total Substandard	15,662	6,303	8,083	66,557	6,787	66,459	22,676	4,342	196,869
Total PCD	—	1,377	—	13,935	8,376	34,405	—	—	58,093
Total	$1,867,749	$1,253,303	$673,838	$794,157	$235,569	$868,776	$1,587,758	$59,993	$7,341,143
1 Term loans amortized cost basis by origination year excludes $9,489 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $543,220 and $509,977 as of December 31, 2022 and 2021, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$17,705	$3,363
Servicing assets acquired through acquisition	—	13,913
Increase from loan sales	2,670	1,330
Servicing asset impairment, net of recoveries	(1,823)	(71)
Amortization charged as a reduction to income	(3,672)	(830)
Balance at year-end	$14,880	$17,705
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2022 and 2021 there was a valuation allowance of $2,451 and $628, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2022 and 2021.
The following table reflects principal sold and related gain for SBA and USDA LHFI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company's consolidated statements of income.

	Year Ended December 31,
	2022	2021	2020
SBA LHFI principal sold	$9,491	$40,001	$41,488
Gain on sale of SBA LHFI	848	4,911	3,379
USDA LHFI principal sold	72,670	—	—
Gain on sale of USDA LHFI	10,731	—	—
7. PREMISES AND EQUIPMENT
Premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2022	2021
Building and improvements	$56,517	$53,955
Site improvements	2,903	2,903
Tenant improvements	779	779
Leasehold improvements	7,497	7,358
Land	38,709	38,709
Furniture, fixtures and equipment	27,417	25,662
Construction in progress	1,579	1,464
	135,401	130,830
Less accumulated depreciation and amortization	26,577	21,559
	$108,824	$109,271
The Company recorded depreciation and amortization expense of approximately $5,018, $3,123 and $4,535 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
    The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to eight years. Certain lease arrangements contain extension options which typically range from five to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2022, operating lease ROU assets and liabilities were $16,762 and $17,327, respectively. As of December 31, 2021, operating lease ROU assets and liabilities were $17,060 and $18,023, respectively, and is recorded in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.

    The table below summarizes the Company’s net lease cost:

	For the Year Ended December 31,
	2022	2021
Operating lease cost	$5,161	$4,298
Variable lease cost	640	641
Net lease cost	$5,801	$4,939

    The table below summarizes other information related to the Company’s operating leases:

	For the Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,781	$4,051
Weighted-average remaining lease term - operating leases, in years	5.4 years	6.0 years
Weighted-average discount rate - operating leases	2.88%	1.94%

    A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2022
Lease payments due:
Within one year	$4,737
After one but within two years	4,351
After two but within three years	3,549
After three but within four years	2,227
After four but within five years	1,089
After five years	3,235
Total undiscounted cash flows	19,188
Less: Discount on cash flows	(1,861)
Total lease liability	$17,327

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

9. INTANGIBLE ASSETS
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2022
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	4.0 years	$81,769	$—	$43,523	$38,246
Servicing asset	7.4 years	24,760	2,451	7,429	14,880
Intangible lease assets	0.3 years	4,779	—	4,692	87
		$111,308	$2,451	$55,644	$53,213

	December 31, 2021
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	5.0 years	$81,769	$—	$33,771	$47,998
Servicing asset	7.2 years	22,090	627	3,758	17,705
Intangible lease assets	1.3 years	4,779	—	4,465	314
		$108,638	$627	$41,994	$66,017

For the years ended December 31, 2022, 2021 and 2020, amortization expense related to intangible assets of approximately $13,650, $10,888 and $11,297, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. For the years ended December 31, 2022 and 2021, a valuation allowance related to intangible assets was $2,451 and $627, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2022 was as follows:

Year	Amount
2023	$11,839
2024	11,752
2025	11,415
2026	11,329
2027	2,000
Thereafter	4,878
$53,213

10. GOODWILL
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2022	2021
Balance at beginning of year	$403,771	$370,840
NAC acquisition[1]	681	32,931
Balance at end of year	$404,452	$403,771
    1During the first quarter of 2022, the purchased accounting adjustments for NAC were finalized resulting in an increase in goodwill during 2022.
11. DEPOSITS
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2022	2021
Noninterest-bearing demand accounts	$2,640,617	$2,510,723
Interest-bearing demand accounts	622,814	579,408
Savings accounts	118,293	128,061
Limited access money market accounts	3,654,868	2,568,843
Certificates of deposit, greater than $250	853,659	651,345
Certificates of deposit, less than $250	1,232,983	925,235
Total	$9,123,234	$7,363,615

As of December 31, 2022, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2023	$1,954,852
2024	102,339
2025	19,391
2026	6,396
2027	3,664
Total	$2,086,642
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $395 and $2,128 as of December 31, 2022 and 2021, respectively. Brokered deposits at December 31, 2022 and 2021 totaled approximately $1,307,996 and $182,303, respectively.

12. ADVANCES FROM FHLB
Advances from the FHLB totaled $1,175,000 and $777,562 at December 31, 2022 and 2021, respectively. As of December 31, 2022, the advances were collateralized by a blanket floating lien on certain debt securities and loans, had a weighted average rate of 4.67% and mature on various dates from 2023 to 2024. The Company had the availability to borrow additional funds of approximately $787,324 as of December 31, 2022.
Contractual maturities of FHLB advances at December 31, 2022 were as follows:

2023	$1,075,000
2024	100,000
Total	$1,175,000

13. OTHER CREDIT EXTENSIONS
As of December 31, 2022 the Company maintained five credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $175,000. As of December 31, 2021, the Company maintained five credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $175,000. There were no borrowings under these credit facilities as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $1,138,661 and $995,139, respectively. Approximately $1,000,730 and $805,747 of commercial loans were pledged as collateral at December 31, 2022 and 2021, respectively. There were no borrowings under this line of credit as of December 31, 2022 and 2021.

14. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2022	2021
Junior subordinated debentures (1)	$30,686	$30,465
Subordinated notes (2)	198,089	197,299
	$228,775	$227,764
(1) Junior subordinated debentures are net of a discount of $3,182 and $3,403 as of December 31, 2022 and 2021, respectively.
(2) Subordinated notes include a debt issuance costs of $1,911 and $2,701 as of December 31, 2022 and 2021, respectively.

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

The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month LIBOR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2022 and 2021 was 6.62% and 2.05%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2022 and 2021 was 7.74% and 4.13%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2022 and 2021 was 5.93% and 1.97%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month LIBOR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2022 and 2021 was 6.57% and 2.00%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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

15. INCOME TAXES
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit):
Current	$45,981	$32,075	$23,587
Deferred	(5,662)	4,647	(9,384)
	$40,319	$36,722	$14,203

The table below reconciles income tax expense for the years ended December 31, 2022, 2021 and 2020 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2022	2021	2020
Federal income tax expense rate at 21% for December 31, 2022, 2021 and 2020	$39,193	$37,024	$18,498
Bank-owned life insurance	(448)	(852)	(407)
Non-deductible transaction costs	—	78	—
Tax exempt interest income	(579)	(545)	(452)
Deferred tax true up	54	24	(1,181)
162(m) Disallowance	1,183	504	65
State taxes, net of federal benefit	1,769	1,039	902
Excess benefit on share-based compensation	(1,056)	(838)	(1,435)
Net Operating Loss ("NOL") Carryback	—	—	(1,799)
Other	203	288	12
Total income tax expense	$40,319	$36,722	$14,203
Effective tax rate	21.6%	20.8%	16.1%

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
ACL	$21,647	$18,274
Equity compensation	4,286	4,111
Purchase premium/loan discounts	1,546	1,555
Lease liability	3,708	3,785
Net unrealized loss on debt securities AFS	17,204	—
Purchased securities	2,520	2,507
Other	9,219	6,320
Total deferred tax assets	$60,130	$36,552
Deferred tax liabilities:
Intangibles	9,340	10,372
Bank premises and equipment	6,163	5,773
ROU asset	3,587	3,583
Net unrealized gain on debt securities AFS	—	17,030
Other	3,214	1,864
Total deferred tax liabilities	22,304	38,622
Net deferred tax asset (liability)	$37,826	$(2,070)
Included within other assets in the Company's consolidated balance sheet as of December 31, 2022 is a current tax receivable of $1,741 and included within other assets is a net deferred tax asset of $37,826. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2022 is a $573 current state tax payable. Included within other assets in the Company's consolidated balance sheets as of December 31, 2021 is a current tax receivable of $9,366 and included in other liabilities is a net deferred tax liability of $2,070. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2021 is a $806 current state tax payable.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2022, 2021 and 2020.

	December 31
	2022	2021	2020
Unrecognized tax benefits at the beginning of the year:	$503	$549	$—
Gross increases, related to tax positions taken in a prior period	—	—	281
Gross decreases, related to tax positions taken in a prior period	(44)	(101)	—
Gross increases, related to tax positions taken in current period	75	55	268
Settlement with taxing authority	(241)	—	—
Unrecognized tax benefits at the end of the year	$293	$503	$549

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2022, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2019 and state income tax examinations for tax years prior to 2018.

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
Assets and liabilities measured at fair value on a recurring basis include the following:
AFS Debt Securities:  Debt securities classified as AFS are reported at fair value utilizing Level 2 inputs. For those debt securities classified as Level 2, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live+ trading levels, trade execution data for similar securities, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Equity Security With a Readily Determinable Fair Value: This investment represents our CRA security which is reported at fair value utilizing a Level 1 input which includes a quoted price in an active market for the identical asset.

PPP Loans: The fair value of PPP loans is based on commitments from investors or prevailing market prices.
LHFS: The fair value of government guaranteed loans held-for-sale is based on commitments from investors or prevailing market prices.
Derivative Financial Instruments: The fair value of correspondent interest rate swaps, customer interest rate swaps, correspondent interest rate caps and collars, customer interest rate caps and collars, and commercial loan interest rate floors are derived from pricing models based on past, present and projected future market conditions, quoted market prices of instruments with similar characteristics or discounted cash flows, classified in Level 2 of the fair value hierarchy.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,096,292	$—	$1,096,292
Equity securities with a readily determinable fair value	9,792	—	—	9,792
PPP Loans	—	—	1,995	1,995
LHFS (1)	—	19,775	—	19,775
Interest rate swaps designated as hedging instruments	—	26,523	—	26,523
Correspondent interest rate swaps not designated as hedging instruments	—	38,839	—	38,839
Customer interest rate swaps not designated as hedging instruments	—	1,004	—	1,004
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
Financial Liabilities:
Interest rate swaps designated as hedging instruments	$—	$54,171	$—	$54,171
Correspondent interest rate swaps not designated as hedging instruments	—	1,126	—	1,126
Customer interest rate swaps not designated as hedging instruments	—	38,188	—	38,188
Customer interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$993,058	$—	$993,058
Equity securities with a readily determinable fair value	11,038	—	—	11,038
PPP Loans	—	53,369	—	53,369
LHFS (1)	—	9,867	—	9,867
Interest rate swaps designated as hedging instruments	—	7,001	—	7,001
Correspondent interest rate swaps not designated as hedging instruments	—	1,527	—	1,527
Customer interest rate swaps not designated as hedging instruments	—	3,261	—	3,261
Customer interest rate caps and collars not designated as hedging instruments	—	1	—	1
Financial Liabilities:
Interest rate swaps designated as hedging instruments	$—	$1,404	$—	$1,404
Correspondent interest rate swaps not designated as hedging instruments	—	3,498	—	3,498
Customer interest rate swaps not designated as hedging instruments	—	1,442	—	1,442
Correspondent interest rate caps and collars not designated as hedging instruments	—	1	—	1
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.

There were no transfers between Level 2 and Level 3 during the years ended December 31, 2022 and 2021.
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
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,969	$7,969
Servicing assets with a valuation allowance	—	—	10,984	10,984
As of December 31, 2021
Assets:
Collateral dependent loans with an ACL	$—	$—	$10,100	$10,100
Servicing assets with a valuation allowance	—	—	3,223	3,223
At December 31, 2022, collateral dependent loans with an ACL had a recorded investment of $10,632, with $2,663 specific allowance for credit loss allocated. At December 31, 2021, collateral dependent loans with an ACL had a recorded investment of $17,908, with $7,808 specific allowance for credit loss allocated.
At December 31, 2022, servicing assets of $13,435 had a valuation allowance totaling $2,451. At December 31, 2021, servicing assets of $3,850 had a valuation allowance totaling $627.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.
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
Securities purchased under agreements to resell: The fair value for securities purchased under agreements to resell approximate their carrying value as these reprice at market rates generally daily.
LHFS: LHFS, including mortgage loans, which are carried at the lower of cost or estimated fair value. The fair value for the mortgage loans approximate their carrying value and these loans are considered Level 2 financial assets.
Accrued interest receivable: The carrying amounts of accrued interest approximate their fair values due to short-term maturity.
BOLI:  The carrying amounts of bank-owned life insurance policies approximate their fair value.
Servicing Asset: Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2022 and 2021.
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
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring or non-recurring basis under current authoritative guidance as of December 31, 2022 and 2021 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$436,077	$—	$436,077	$—
Held-to-maturity debt securities	186,168	—	158,781	—
Securities purchased under agreements to resell	—	—	—	—
LHFS(1)	866	—	866	—
LHI(2)	9,399,614	—	—	9,163,616
Accrued interest receivable	44,035	—	44,035	—
BOLI	84,496	—	84,496	—
Servicing asset	3,896	—	3,896	—
Equity securities without a readily determinable fair value	10,072	N/A	N/A	N/A
FHLB and FRB stock	101,568	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,123,234	$—	$8,341,419	$—
Advances from FHLB	1,175,000	—	1,156,852	—
Accrued interest payable	8,795	—	8,795	—
Subordinated debentures and subordinated notes	228,775	—	228,775	—
Securities sold under agreement to repurchase	—	—	—	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$379,784	$—	$379,784	$—
Held-to-maturity debt securities	59,436	—	61,446	—
Securities purchased under agreements to resell	102,288	—	102,288	—
LHFS(1)	16,140	—	16,140	—
LHI(2)	7,259,233	—	—	7,283,992
Accrued interest receivable	22,008	—	22,008	—
Bank-owned life insurance	83,194	—	83,194	—
Servicing asset	14,482	—	14,482	—
Equity securities without readily determinable fair value	4,355	N/A	N/A	N/A
FHLB and FRB stock	71,892	N/A	N/A	N/A
Financial liabilities:
Deposits	$7,363,615	$—	$7,145,175	$—
Advances from FHLB	777,562	—	796,480	—
Accrued interest payable	1,507	—	1,507	—
Subordinated debentures and subordinated notes	227,764	—	227,764	—
Securities sold under agreement to repurchase	4,069	—	4,026	—
(1) LHFS primarily represent commercial loans moved to held for sale or mortgage LHFS that are carried at lower of cost or market.
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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Commitments to extend credit	$4,511,671	$3,809,509
MW commitments	1,088,558	716,370
Standby and commercial letters of credit	98,179	65,881
	$5,698,408	$4,591,760
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2022	2021
Beginning balance for ACL on unfunded commitments	$9,266	$10,747
Provision (benefit) for credit losses on unfunded commitments	820	(1,481)
Ending balance of ACL on unfunded commitments	$10,086	$9,266

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

The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the Company's consolidated balance sheets and in the net change in each of these financial statement line items in the Company's consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in noninterest income and the operating section of the Company's consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2022 and December 31, 2021 were as shown in the table below.

	December 31, 2022			December 31, 2021
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$21,234	$—	$250,000	$4,541	$—
Interest rate swaps on customer loan interest payments	375,000	—	49,211	375,000	2,460	1,404
Interest rate collars on customer loan interest payments	450,000	3,267	4,960	—	—	—
Interest rate floor on customer loan interest payments	100,000	2,022	—	—	—	—
Total derivatives designated as hedging instruments	$1,175,000	$26,523	$54,171	$625,000	$7,001	$1,404

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$805,311	$38,839	$1,126	$379,787	$1,527	$3,498
Interest rate caps and collars	68,370	1,494	—	41,916	—	1
Commercial customer counterparty:
Interest rate swaps	805,311	1,004	38,188	379,787	3,261	1,442
Interest rate caps and collars	68,370	—	1,494	41,916	1	—
Total derivatives not designated as hedging instruments	$1,747,362	$41,337	$40,808	$843,406	$4,789	$4,941
Offsetting derivative assets/liabilities		(30,982)	(30,982)		(2,609)	(2,609)
Total derivatives	$2,922,362	$36,878	$63,997	$1,468,406	$9,181	$3,736

Pre-tax gain (loss) included in the Company's consolidated statements of income and related to derivative instruments for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Net (loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(3,569)	$3,569	Interest Expense	$26,357	$—	Interest Expense
Interest rate swap on money market deposit account payments	16,693	3,208	Interest Expense	6,995	(803)	Interest Expense
Commercial loan interest rate floor	—	—	Interest Income	—	866	Interest Income
Interest rate swaps, collars and floor on customer loan interest payments	(54,623)	(1,757)	Interest Income	(14)	3,714
Total	$(41,499)	$5,020		$33,338	$3,777

			Net Gain recognized in other noninterest income			Loss recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$7,217			$1,913

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

In October 2022, the Company entered into an interest rate floor for a notional amount of $100,000 to hedge for changes in cash flows attributable to changes in the contractually specified interest rate, currently the 1M SOFR CME rate on a pool of customer floating rate loans from November 2022 through October 2025. The Company also entered into an interest rate collar for a notional amount of $100,000 to hedge for changes in cash flows attributable to changes in the contractually specified interest rate, currently the 1M SOFR CME rate on a separate pool of customer floating rate loans from November 2022 through October 2026.

In August 2022, the Company entered into an interest rate collar for a notional amount of $350,000 to hedge for changes in it's cash flows attributable to changes in the contractually specified interest rate, currently the 1M SOFR CME rate of it's customer floating rate loan portfolio from August 2022 through August 2025.

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

In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from an FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. The interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless forecasted transactions become probable of not occurring. The gain accreted into income during the twelve months ended December 31, 2022 was $3,569.

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,311	2.410% - 8.470%	LIBOR 1 month + 2.750% - 5.000% SOFR CME 1 month + —%- 3.750% SOFR - NYFD 30 day average + 2.500% - 2.964%	Wtd. Avg. 5.1 years	$(37,183)
Interest rate caps and collars	$68,370	3.500%	LIBOR 1 month + 0.00%	Wtd. Avg. 1.8 years	$(1,494)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,311	2.41% - 8.470%	LIBOR 1 month + 2.750% - 5.000% SOFR CME 1 month + —%- 3.750% SOFR - NYFD 30 day average + 2.500% - 2.964%	Wtd. Avg. 5.1 years	$37,713
Interest rate caps and collars	$68,370	3.500%	LIBOR 1 month + 0.00%	Wtd. Avg. 1.8 years	$1,494

	December 31, 2021
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$379,787	2.97% - 8.47%	LIBOR 1 month + 2.20% - 5.00% SOFR CME 1 month + 2.48% - 2.90% SOFR - NYFD 30 day average + 2.50% - 2.964%	Wtd. Avg. 4.8 years	$1,820
Interest rate caps and collars	$41,916	3.00% / 5.00%	LIBOR 1 month + 0.00% - 2.50%	Wtd. Avg. 0.6 years	$1

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$379,787	2.97% - 8.47%	LIBOR 1 month + 2.20% - 5.00% SOFR CME 1 month + 2.48% - 2.90% SOFR - NYFD 30 day average + 2.50% - 2.964%	Wtd. Avg. 4.8 years	$(1,972)
Interest rate caps and collars	$41,916	2.50% / 3.00%	LIBOR 1 month + 0.00%	Wtd. Avg. 0.6 years	$(1)

20. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2022 and 2021, the company made matching contributions of $4,661 and $3,755, respectively.

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

During the years ending December 31, 2022, 2021 and 2020, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2022, 2021 and 2020, there was no stock compensation expense related to the 2010 Incentive Plan.
A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2022, 2021 and 2020 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	257,500	$10.28	1.37 years
Exercised	(237,500)	10.12
Outstanding at December 31, 2020	20,000	$10.09	1.06 years
Exercised	(19,000)	10.00
Outstanding at December 31, 2021	1,000	$10.43	1.07 years
Outstanding and exercisable at December 31, 2022	1,000	$10.43	1.07 years	$43
As of December 31, 2022, 2021, and 2020 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised vested under the 2010 Incentive Plan as of December 31, 2022, 2021 and 2020 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2022	2021	2020
Nonperformance-based stock options exercised	$—	$568	$6,579
2022 Amended Plan and Green Acquired Omnibus Plans
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
2022 Grants of Restricted Stock Units

    In the year ended December 31, 2022, he Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Equity Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the year ended December 31, 2022 with annual graded vesting over a three year period from the grant date.

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
Stock Compensation Expense
Stock compensation expense of options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan was as follows:

	Year ended December 31,
	2022	2021
2022 Equity Plan	$11,109	$8,614
Veritex (Green) 2014 Plan	820	1,959
2022 Equity Plan

A summary of the status of the Company’s stock options under the 2022 Equity Plan as of December 31, 2022, 2021 and 2020, and changes during the years then ended, is as follows:

	2022 Equity Plan
	Nonperformance-based stock options
	Equity Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	849,768	$23.61	8.24 years
Granted	185,025	26.73
Forfeited	(25,053)	27.37
Exercised	(33,939)	19.10
Outstanding at December 31, 2020	975,801	$24.26	7.45 years
Granted	500	$36.54
Forfeited	(13,996)	25.93
Exercised	(252,262)	23.87
Outstanding at December 31, 2021	710,043	$24.38	6.91 years
Granted	1,500	$31.26
Exercised	(54,049)	23.51
Outstanding at December 31, 2022	657,494	$24.47	5.58 years	$2,547
Options exercisable at December 31, 2022	550,454	$24.64	5.30 years	$2,019
Weighted average fair value of options granted during the period		$31.26

As of December 31, 2022, 2021 and 2020 there was $172, $803 and $2,470 of total unrecognized compensation expense related to stock options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at December 31, 2022 is expected to be recognized over the remaining weighted average requisite service period of 0.31 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of December 31, 2022, 2021 and 2020, and changes during the year then ended is as follows:

	2022 Equity Plan
	RSUs
	Equity Awards
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	175,688	$21.65
Granted	360,400	20.38
Vested into shares	(93,377)	24.73
Forfeited	(1,579)	29.13
Outstanding at December 31, 2020	441,132	$20.39
Granted	281,149	28.68
Vested into shares	(108,732)	24.19
Forfeited	(15,498)	28.47
Outstanding at December 31, 2021	598,051	$23.39
Granted	546,405	33.79
Vested into shares	(175,159)	27.88
Forfeited	(14,193)	33.18
Outstanding at December 31, 2022	955,104	$28.38

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of December 31, 2022, 2021 and 2020, and changes during the years then ended is as follows:

	2022 Equity Plan
	PSUs
	Equity Awards
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	63,727	$22.76
Granted	39,398	25.94
Vested into shares	(1,841)	19.69
Forfeited	(1,089)	19.69
Outstanding at December 31, 2020	100,195	$23.20
Granted	56,276	25.94
Outstanding at December 31, 2021	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance conditions met	34,194	23.90
Vested into shares	(103,387)	22.79
Outstanding at December 31, 2022	126,707	$31.19

As of December 31, 2022, 2021, and 2020 there was $17,160, $10,413 and $8,222 of total unrecognized compensation expense related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at December 31, 2022 is expected to be recognized over the remaining weighted average requisite service period of 2.54 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2022 Equity Plan as of December 31, 2022, 2021 and 2020 is presented below:

	Fair Value of Options Exercised, RSUs and PSUs Vested as of December 31,
	2022	2021	2020
Nonperformance-based stock options exercised	$792	$9,214	$954
RSUs vested	6,356	2,781	2,529
PSUs vested	4,040	—	36
Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2022, 2021 and 2020 changes during the years then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	386,969	$19.30
Granted	31,075	29.13
Forfeited	(30,711)	20.92
Exercised	(35,333)	19.42
Outstanding at December 31, 2020	352,000	$19.99
Forfeited	(7,245)	21.38
Exercised	(126,951)	20.55
Outstanding at December 31, 2021	217,804	$19.62
Exercised	(62,592)	19.59
Outstanding at December 31, 2022	155,212	$19.83	5.20 years	$1,321
Options exercisable at December 31, 2022	145,696	$19.16	5.07 years	$1,321

As of December 31, 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. As of December 31, 2021 and 2020 there was $100 and $626, respectively, of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of December 31, 2022, 2021 and 2020 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	116,250	$21.38
Granted	93,918	21.36
Outstanding at Vested into shares	(38,744)	21.38
Outstanding at Forfeited	(15,237)	23.62
Outstanding at December 31, 2020	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(5,760)	25.21
Outstanding at December 31, 2021	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(7,851)	29.13
Outstanding at December 31, 2022	86,233	$21.09

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of December 31, 2022, 2021 and 2020 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	25,320	$21.38
Granted	8,531	25.94
Forfeited	(3,123)	19.69
Outstanding at December 31, 2020	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at December 31, 2021	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	19.69
Vested into shares	(31,703)	21.38
Outstanding at December 31, 2022	19,173	$30.74

As of December 31, 2022, 2021 and 2020, there was $3,825, $1,252 and $2,484, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.69 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2022, 2021 and 2020 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the year ended December 31,
	2022	2021	2020
Non-performance-based stock options exercised	$1,157	$4,599	$1,021
RSUs vested	1,312	713	828
PSUs vested	1,261	—	—

Green 2010 Plan

    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of December 31, 2022, 2021 and 2020 and changes during the years then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	571,735	$10.64
Exercised	(440,652)	10.35
Outstanding at December 31, 2020	131,083	$11.60
Forfeited	(2,198)	13.69
Exercised	(62,742)	10.51
Outstanding at December 31, 2021	66,143	$12.56
Cancelled	(21,235)	11.40
Exercised	(1,746)	13.20
Outstanding and exercisable at December 31, 2022	43,162	$13.11	2.03 years	$646
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the year ended December 31, 2022, 2021, and 2020 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2022	2021	2020
Non-performance-based stock options exercised	$47	$1,838	$12,231

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

23. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $35,005 and $12,651 as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, new advances of approximately $33,624 were made to related parties with approximately $11,270 principal payments received. During the year ended December 31, 2021, new advances of approximately $6,185 were made to related parties with approximately $16,976 principal payments received and approximately $11,502 of loans no longer related party transactions. There were $7,895 and $4,028 in unfunded commitments to related parties as of December 31, 2022 and 2021, respectively. At December 31, 2022, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2022 and 2021 totaled approximately $275,807 and $303,190, respectively.

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

As of December 31, 2022 and December 31, 2021, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized.” There are no conditions or events since December 31, 2022 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk-weighted assets "RWA")
Company	$1,395,904	11.63%	$960,209	8.0%	n/a	n/a
Bank	1,368,082	11.41	959,216	8.0	$1,199,020	10.0%
Tier 1 capital (to RWA)
Company	1,121,021	9.34	720,142	6.0	n/a	n/a
Bank	1,291,288	10.77	719,381	6.0	959,174	8.0
Common equity tier 1 (to RWA)
Company	1,091,353	9.09	540,274	4.5	n/a	n/a
Bank	1,291,288	10.77	539,535	4.5	779,329	6.5
Tier 1 capital (to average assets)
Company	1,121,021	9.82	456,628	4.0	n/a	n/a
Bank	1,291,288	11.32	456,286	4.0	570,357	5.0
As of December 31, 2021
Total capital (to RWA)
Company	$1,100,404	11.60%	$758,899	8.0%	n/a	n/a
Bank	1,053,871	11.11	758,863	8.0	$948,579	10.0%
Tier 1 capital (to RWA)
Company	843,585	8.89	569,349	6.0	n/a	n/a
Bank	994,351	10.48	569,285	6.0	759,047	8.0
Common equity tier 1 (to RWA)
Company	814,138	8.58	426,995	4.5	n/a	n/a
Bank	994,351	10.48	426,964	4.5	616,725	6.5
Tier 1 capital (to average assets)
Company	843,585	9.05	372,855	4.0	n/a	n/a
Bank	994,351	10.69	372,068	4.0	465,085	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $35,000 and $8,440 were paid by the Bank to the Holdco during the years ended December 31, 2022 and 2021, respectively.

Dividends of $42,289, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2022. Dividends of $36,543, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2021.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.34% as of December 31, 2022.

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

	Estimate at December 31, 2021	Measurement Period Adjustments	Final Fair Value
Assets acquired
Cash and cash equivalents	$1,978	$—	$1,978
LHI	29,338	(681)	28,657
Servicing asset	13,913	—	13,913
Other assets	690	—	690
	45,919	(681)	45,238
Liabilities assumed
Accounts payable and other accrued expenses	16,350	—	16,350
	16,350	—	16,350

Fair value of net assets acquired	29,569	(681)	28,888
Consideration:
Cash paid	57,500	—	57,500
Contingent consideration	5,000	—	5,000
Total consideration	$62,500	$—	$62,500
Goodwill	$32,931	$681	$33,612

Acquisition-related Expenses

For the year ended December 31, 2022, the Company incurred no pre-tax M&A expenses. For the year ended December 31, 2021, the Company incurred $826 of pre-tax merger and M&A.

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
Balance Sheet

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$18,278	$44,507
Investment in subsidiaries	1,650,727	1,496,310
Other assets	13,043	3,736
Total assets	$1,682,048	$1,544,553
Liabilities and Stockholders’ Equity
Other liabilities	$3,500	$1,710
Other borrowings	228,775	227,764
Total liabilities	232,275	229,474
Stockholders’ equity
Common stock	$607	$560
Additional paid-in capital	1,306,852	1,142,758
Retained earnings	379,299	275,273
Accumulated other comprehensive income	(69,403)	64,070
Treasury stock	(167,582)	(167,582)
Total stockholders’ equity	1,449,773	1,315,079
Total liabilities and stockholders’ equity	$1,682,048	$1,544,553

Statements of Income

	Year Ended December 31,
	2022	2021	2020
Cash dividends from subsidiary	$35,000	$8,440	$65,000
Excess of earnings over dividend from subsidiary	121,350	142,289	16,693
Other	43	43	53
	156,393	150,772	81,746
Interest on borrowings	11,156	12,426	8,529
Salaries and employee benefits	685	668	612
Other	891	1,057	798
	12,732	14,151	9,939
Earnings before income tax benefit	143,661	136,621	71,807
Income tax benefit	(2,654)	(2,963)	(2,076)
Net income	$146,315	$139,584	$73,883

Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$146,315	$139,584	$73,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs, net	790	817	1,263
Equity in undistributed net income of Bank	(121,350)	(142,289)	(16,693)
(Increase) decrease in other assets	(7,801)	902	(1,853)
Decrease (increase) in other liabilities	504	(3,177)	726
Net cash (used in) provided by operating activities	18,458	(4,163)	57,326
Cash flows from investing activities:
Advances to subsidiaries	(154,610)	—	—
Net cash provided by investing activities	(154,610)	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net of debt issuance costs paid	—	—	123,026
Net proceeds from sale of common stock in public offering	154,415	—	—
Proceeds from exercise of stock warrants	—	165	109
Redemption of subordinated debt	—	(35,000)	(5,000)
Proceeds from exercise of employee stock options	1,160	6,313	4,301
Payments to tax authorities for stock-based compensation	(3,363)	(725)	(3,829)
Repurchase of treasury stock	—	(15,509)	(57,470)
Dividends paid	(42,289)	(36,543)	(34,057)
Net cash (used in) provided by financing activities	109,923	(81,299)	27,080
Net (decrease) increase in cash and cash equivalents	(26,229)	(85,462)	84,406
Cash and cash equivalents at beginning of year	44,507	129,969	45,563
Cash and cash equivalents at end of year	$18,278	$44,507	$129,969

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Grant Thornton LLP, (U.S. PCAOB Auditor Firm I.D. 248) the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
February 28, 2023

ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report:

(1) Financial Statements: Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

(2) Financial Statement Schedules: All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto is included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits: See (b) below.

(b) Exhibits:

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

10.13†	2022 Amended and Restated Omnibus Incentive Plan
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
*** Submitted electronically herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2023	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2023

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2023

/s/ Pat S. Bolin Pat S. Bolin	Director	February 28, 2023

/s/ William D. Ellis William D. Ellis	Director	February 28, 2023

/s/ Mark C. Griege Mark C. Griege	Director	February 28, 2023

/s/ Steven D. Lerner Steven D. Lerner	Director	February 28, 2023

/s/ Manuel J. Mehos Manuel J. Mehos	Director	February 28, 2023

/s/ Gregory B. Morrison Gregory B. Morrison	Director	February 28, 2023

/s/ John T. Sughrue John T. Sughrue	Director	February 28, 2023

/s/ April Box April Box	Director	February 28, 2023

/s/ Blake Bozman Blake Bozman	Director	February 28, 2023

/s/ William E. Fallon William E. Fallon	Director	February 28, 2023

/s/ Gordon Huddleston Gordon Huddleston	Director	February 28, 2023

/s/ Arcilia Acosta Arcilia Acosta	Director	February 28, 2023