Form 10-Q
period 2023-03-31
Veritex Holdings, Inc.
filed 2023-05-10
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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

As of May 9, 2023, there were 54,247,973 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2023 and December 31, 2022
(Dollars in thousands, except par value and share information)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$57,628	$60,551
Interest bearing deposits in other banks	750,767	375,526
Total cash and cash equivalents	808,395	436,077
Debt securities available-for-sale (“AFS”), at fair value	966,123	1,096,292
Debt securities held-to-maturity (“HTM”) (fair value of $161,778 and $158,781, at March 31, 2023 and December 31, 2022, respectively)	184,836	186,168
Equity securities	20,522	19,864
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	116,081	101,568
Total investments	1,288,580	1,404,910
Loans held for sale (“LHFS”)	42,816	20,641
Loans held for investment (“LHI”), mortgage warehouse (“MW”)	437,501	446,227
LHI, excluding MW	9,237,159	9,036,424
Less: Allowance for credit losses (“ACL”)	(98,694)	(91,052)
Total LHI, net	9,575,966	9,391,599
Bank-owned life insurance (“BOLI”)	84,962	84,496
Premises and equipment, net	107,540	108,824
Intangible assets, net of accumulated amortization	51,086	53,213
Goodwill	404,452	404,452
Other assets	245,690	250,149
Total assets	$12,609,487	$12,154,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,212,389	$2,640,617
Interest-bearing transaction and savings deposits	3,492,011	3,738,535
Certificates and other time deposits	2,896,870	2,086,642
Correspondent money market deposits	433,468	657,440
Total deposits	9,034,738	9,123,234
Accounts payable and other liabilities	171,985	177,579
Advances from FHLB	1,680,000	1,175,000
Subordinated debentures and subordinated notes	229,027	228,775
Total liabilities	11,115,750	10,704,588
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,867,127 and 60,668,049 at March 31, 2023 and December 31, 2022, respectively	609	607
Additional paid-in capital (“APIC”)	1,308,345	1,306,852
Retained earnings	406,873	379,299
Accumulated other comprehensive (loss) income (“AOCI”)	(54,508)	(69,403)
Treasury stock, 6,638,094 and 6,638,094 shares at cost at March 31, 2023 and December 31, 2022, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,493,737	1,449,773
Total liabilities and stockholders’ equity	$12,609,487	$12,154,361

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$151,707	$71,443
Debt securities	10,988	7,762
Deposits in financial institutions and Fed Funds sold	5,534	262
Equity securities and other investments	1,408	910
Total interest and dividend income	169,637	80,377
INTEREST EXPENSE
Transaction and savings deposits	29,857	1,751
Certificates and other time deposits	20,967	1,380
Advances from FHLB	12,358	1,547
Subordinated debentures and subordinated notes	3,066	2,659
Total interest expense	66,248	7,337
NET INTEREST INCOME	103,389	73,040
Provision (benefit) for credit losses	9,385	(500)
Provision for credit losses on unfunded commitments	1,497	493
Net interest income after provision (benefit) for credit losses	92,507	73,047
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,017	4,710
Loan fees	2,064	2,794
Loss on sales of debt securities	(5,321)	—
Gain on sale of mortgage LHFS	6	307
Government guaranteed loan income, net	9,688	4,891
Equity method investment (loss) income	(1,521)	367
Customer swap income	217	946
Other	3,381	1,082
Total noninterest income	13,531	15,097
NONINTEREST EXPENSE
Salaries and employee benefits	31,865	27,513
Occupancy and equipment	4,973	4,517
Professional and regulatory fees	4,389	3,158
Data processing and software expense	4,720	2,921
Marketing	1,779	1,187
Amortization of intangibles	2,495	2,495
Telephone and communications	478	385
Merger and acquisition (“M&A”) expense	—	700
Other	5,916	3,696
Total noninterest expense	56,615	46,572
Income before income tax expense	49,423	41,572
Income tax expense	11,012	8,102
NET INCOME	$38,411	$33,470
Basic earnings per share (“EPS”)	$0.71	$0.66
Diluted EPS	$0.70	$0.65
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$38,411	$33,470
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized gain (loss) on debt securities AFS during the period, net	2,547	(49,076)
Amortization from transfer of debt securities from AFS to HTM	3,622	4,255
Reclassification adjustment for net losses included in net income	5,321	—
Net unrealized gain (loss) on debt securities AFS	11,490	(44,821)

Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	7,078	(13,381)
Other comprehensive gain (loss), before tax	18,568	(58,202)
Income tax benefit (expense)	3,673	(13,114)
Other comprehensive gain (loss), net of tax	14,895	(45,088)
COMPREHENSIVE INCOME (LOSS)	$53,306	$(11,618)

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(In thousands, except for shares)

Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
Restricted stock units (“RSU”) vested, net of 71,465 shares withheld to cover taxes	161,081	2	—	—	(1,928)	—	—	(1,926)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	37,997	—	—	—	534	—	—	534
Stock based compensation		—	—	—	2,887	—		2,887
Net income	—	—	—	—	—	38,411	—	38,411
Dividends paid	—	—	—	—	—	(10,837)	—	(10,837)
Other comprehensive income	—	—	—	—	—	—	14,895	14,895
Balance at March 31, 2023	54,229,033	$609	6,638,094	$(167,582)	$1,308,345	$406,873	$(54,508)	$1,493,737

Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 67,965 shares withheld to cover taxes	187,801	2	—	—	(2,839)	—	—	(2,837)
Exercise of employee stock options, net of 5,738 and 28,064 shares withheld to cover taxes and exercise, respectively	34,320	—	—	—	98	—	—	98
Common stock follow on offering	4,314,474	43			153,826			153,869
Stock based compensation	—	—	—	—	3,318	—	—	3,318
Net income	—	—	—	—	—	33,470	—	33,470
Dividends paid	—	—	—	—	—	(9,913)	—	(9,913)
Other comprehensive loss	—	—	—	—	—	—	(45,088)	(45,088)
Balance at March 31, 2022	53,908,924	$605	6,638,094	$(167,582)	$1,297,161	$298,830	$18,982	$1,447,996

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(Dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$38,411	$33,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	4,764	4,378
Net amortization (accretion) of time deposit premium, debt discount and debt issuance costs	240	(16)
Provision (benefit) for credit losses and unfunded commitments	10,882	(7)
Accretion of loan discount	(1,014)	(1,598)
Stock-based compensation expense	2,887	3,318
Excess tax expense (benefit) from stock compensation	112	(992)
Net amortization of premiums on debt securities	885	811
Unrealized (gain) loss on equity securities recognized in earnings	(126)	513
Change in cash surrender value and mortality rates of BOLI	(466)	(447)
Loss on sales of debt securities	5,321	—
Change in fair value of government guaranteed loans using fair value option	(2,239)	(379)
Gain on sales of mortgage LHFS	(6)	(307)
Gain on sales of government guaranteed loans	(7,449)	(4,161)
Net impairment of servicing asset	(424)	280
Originations of LHFS	(25,136)	(12,613)
Proceeds from sales of LHFS	5,520	21,293
Equity method investment loss (income)	1,521	(367)
Decrease (increase) in other assets	(3,119)	(9,687)
(Decrease) increase in accounts payable and other liabilities	3,975	34,729
Net cash provided by operating activities	34,539	68,218
Cash flows from investing activities:
Purchases of AFS debt securities	(149,982)	(266,490)
Proceeds from sales of AFS debt securities	109,793	—
Proceeds from maturities, calls and pay downs of AFS debt securities	175,289	33,880
Purchases of HTM debt securities	—	(5,068)
Maturity, calls and paydowns of HTM debt securities	800	25
Purchases of other investments	(15,045)	(91)
Proceeds from sales of equity securities	—	1,470
Net loans originated	(134,513)	(332,290)
Proceeds from sale of government guaranteed loans	(52,868)	4,910
Net additions (disposals) to premises and equipment	18	(1,130)
Net cash used in investing activities	(66,508)	(564,784)
Cash flows from financing activities:
Net (decrease) increase in deposits	(88,484)	525,987
Net increase in advances from FHLB	505,000	224
Net change in securities sold under agreement to repurchase	—	927
Net proceeds on sale of common stock in public offering	—	153,869
Payments to tax authorities for stock-based compensation	(1,926)	(2,837)
Proceeds from exercise of employee stock options	534	98
Dividends paid	(10,837)	(9,913)
Net cash provided by financing activities	404,287	668,355
Net increase in cash and cash equivalents	372,318	171,789
Cash and cash equivalents at beginning of period	436,077	379,784
Cash and cash equivalents at end of period	$808,395	$551,573
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022, consolidated statements of income, consolidated changes in stockholders’ equity and consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 and consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2023.

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

Reclassifications
Certain items in the Company’s prior year financial statements were reclassified to conform to the current presentation. PPP loans of $1,995 were reported separately as LHI PPP loans, carried at fair value, as of December 31, 2022 and have been reclassed to LHI, excluding MW loans.
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$38,411	$33,470
Denominator:
Weighted average shares outstanding for basic EPS	54,149	50,695
Dilutive effect of employee stock-based awards	457	876
Adjusted weighted average shares outstanding	54,606	51,571
EPS:
Basic	$0.71	$0.66
Diluted	$0.70	$0.65
For the three months ended March 31, 2023, there were 834 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 440 relating to RSUs and 214 relating to stock options.

For the three months ended March 31, 2022, there were 80 antidilutive shares excluded from the diluted EPS weighted average shares outstanding related to RSUs and none related to stock options.

Recent Accounting Pronouncements

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2022-02”) eliminates the guidance on troubled debt restructurings and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-02 did not have a significant impact on our financial statements. See Note 4 - LHI and ACL for new financial statement disclosures applicable under this standard.

ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for us on January 1, 2024, though early adoption is permitted, and its adoption is not expected to have a significant effect on our financial statements.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54,189	$5,368
Cash paid for income taxes	—	—
Supplemental Disclosures of Non-Cash Flow Information:
Transfer of AFS debt securities to HTM debt securities	—	117,001
Net foreclosure of OREO and repossessed assets	—	1,062

3. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,918 and $9,792 at March 31, 2023 and December 31, 2022, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three months ended March 31, 2023 or 2022, respectively. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$126	$(513)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $10,604 and $10,072 as of March 31, 2023 and December 31, 2022, respectively.
Securities purchased under agreements to resell
As of March 31, 2023, we held no securities purchased under agreements to resell and we recognized no interest income during the three months ended March 31, 2023. As of March 31, 2022, we held securities purchased under agreements to resell of $100.8 million and we recognized interest income of $270 thousand during the three months ended March 31, 2022. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$244,190	$1,218	$23,900	$885	$220,623
Municipal securities	46,910	57	3,345	—	43,622
Mortgage-backed securities	130,343	24	14,703	—	115,664
Collateralized mortgage obligations	524,593	—	41,940	—	482,653
Asset-backed securities	38,966	622	2,075	—	37,513
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,054,752	$1,921	$89,665	$885	$966,123

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$35,999	$—	$6,302	$—	$29,697
Collateralized mortgage obligations	35,616	—	4,748	—	30,868
Municipal securities	113,221	98	12,106	—	101,213
	$184,836	$98	$23,156	$—	$161,778

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,195,694	$1,760	$101,162	$—	$1,096,292

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$36,342	$—	$6,753	$—	$29,589
Collateralized mortgage obligations	36,169	—	5,884	—	30,285
Municipal securities	113,657	6	14,756	—	98,907
	$186,168	$6	$27,393	$—	$158,781
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

The following tables disclose the Company’s AFS debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	March 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$—	$—	$15,710	$311	$15,710	$311
Municipal securities	27,477	306	11,317	3,039	38,794	3,345
Mortgage-backed securities	3,410	67	111,436	14,636	114,846	14,703
Collateralized mortgage obligations	131,159	3,404	351,494	38,536	482,653	41,940
Asset-backed securities	3,224	150	16,978	1,925	20,202	2,075
Collateralized loan obligations	—	—	66,048	3,702	66,048	3,702
	$165,270	$3,927	$572,983	$62,149	$738,253	$66,076

HTM
Mortgage-backed securities	$—	$—	$29,697	$6,302	$29,697	$6,302
Collateralized mortgage obligations	3,829	220	27,039	4,528	30,868	4,748
Municipal securities	12,170	94	76,434	12,012	88,604	12,106
	$15,999	$314	$133,170	$22,842	$149,169	$23,156

	December 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$197,946	$15,697	$15,568	$1,682	$213,514	$17,379
Municipal securities	33,919	848	8,813	3,350	42,732	4,198
Mortgage-backed securities	115,467	11,104	22,780	6,317	138,247	17,421
Collateralized mortgage obligations	482,358	42,553	71,198	13,296	553,556	55,849
Asset-backed securities	15,195	991	11,207	1,621	26,402	2,612
Collateralized loan obligations	23,673	1,328	42,375	2,375	66,048	3,703
	$868,558	$72,521	$171,941	$28,641	$1,040,499	$101,162

HTM
Mortgage-backed securities	$804	$85	$28,784	$6,668	$29,588	$6,753
Collateralized mortgage obligations	25,285	4,676	4,999	1,208	30,284	5,884
Municipal securities	85,671	11,411	9,161	3,345	94,832	14,756
	$111,760	$16,172	$42,944	$11,221	$154,704	$27,393

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
The number of AFS debt securities in an unrealized loss position totaled 114 and 175 at March 31, 2023 and December 31, 2022, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
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

	March 31, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$29,466	$30,422	$456	$445
Due from five years to ten years	205,272	182,451	13,221	12,946
Due after ten years	56,362	51,372	99,544	87,822
	291,100	264,245	113,221	101,213
Mortgage-backed securities and collateralized mortgage obligations	654,936	598,317	71,615	60,565
Asset-backed securities	38,966	37,513	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,054,752	$966,123	$184,836	$161,778

	December 31, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from one year to five years	$53,692	$54,179	$—	$—
Due from five years to ten years	205,911	190,406	8,275	8,129
Due after ten years	58,462	53,351	105,382	90,778
	318,065	297,936	113,657	98,907
Mortgage-backed securities and collateralized mortgage obligations	765,864	692,617	72,511	59,874
Asset-backed securities	42,015	39,691	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,195,694	$1,096,292	$186,168	$158,781

Proceeds from sales of debt securities AFS and gross gains and losses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$109,793	$—
Gross realized losses	5,321	—
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of March 31, 2023 and December 31, 2022.

4. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	March 31, 2023	December 31, 2022
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,831,349	$1,787,400
Farmland	51,680	43,500
1 - 4 family residential	896,252	894,456
Multi-family residential	432,209	322,679
Owner occupied commercial real estate (“OOCRE”)	631,563	715,829
Non-owner occupied commercial real estate (“NOOCRE”)	2,505,344	2,341,379
Commercial	2,895,957	2,942,348
MW	437,501	446,227
Consumer	8,316	7,806
	9,690,171	9,501,624

Deferred loan fees, net	(15,511)	(18,973)
ACL	(98,694)	(91,052)
LHI carried at amortized cost, net	9,575,966	9,391,599

Total LHI, net	$9,575,966	$9,391,599
Included in the total LHI, net, as of March 31, 2023 and December 31, 2022 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired in the approximate amounts of $7,476 and $8,260, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2023 and December 31, 2022 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans of $6,554 and $5,238, respectively. During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount. The remaining net purchase discount of $3,909 is included in the total LHI, net, and will be amortized on a straight line basis over five years.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended March 31, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$112	$91,052
Credit loss (benefit) expense non-PCD loans	4,240	41	12	877	238	(499)	2,995	363	8,267
Credit (benefit) loss expense PCD loans	(46)	—	(5)	—	(16)	33	267	—	233
Charge-offs	—	—	—	—	(116)	—	(1,051)	(62)	(1,229)
Recoveries	—	—	1	—	—	—	364	6	371
Ending Balance	$17,314	$168	$9,541	$3,484	$8,813	$26,238	$32,717	$419	$98,694

	Three Months Ended March 31, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit (benefit) loss expense non-PCD loans	1,595	(29)	224	(537)	813	(4,114)	4,044	622	2,618
Credit (benefit) loss expense PCD loans	(5)	—	(72)	—	(1,264)	673	(2,442)	(8)	(3,118)
Charge-offs	—	—	—	—	(1,341)	(553)	(3,294)	(134)	(5,322)
Recoveries	—	—	—	—	—	400	144	9	553
Ending Balance	$8,883	$158	$6,134	$2,127	$7,423	$26,954	$20,084	$722	$72,485
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of March 31, 2023 and 2022.
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

	March 31, 2023		December 31, 2022
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
Construction and land	$1,583	$—	$—	$—
OOCRE	1,181	—	1,193	129
NOOCRE	20,696	1,939	20,896	2,138
Commercial	1,231	477	1,240	396
Consumer	12	—	15	—
Total	$24,703	$2,416	$23,344	$2,663
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

Nonaccrual loans aggregated by class of loans, as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
Construction and land	$1,583	$1,583	$—	$—
1 - 4 family residential	818	818	862	$862
OOCRE	9,322	9,322	9,737	8,545
NOOCRE	20,783	12,784	21,377	13,178
Commercial	11,659	2,633	11,397	2,521
Consumer	71	71	169	169
Total	$44,236	$27,211	$43,542	$25,275
    There were $8,141 and $8,545 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at March 31, 2023 and December 31, 2022, respectively.
    During the three months ended March 31, 2023 and 2022, interest income not recognized on nonaccrual loans was $772 and $889, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of March 31, 2023 and December 31, 2022, is as follows:

	March 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$619	$—	$1,583	$2,202	$1,829,147	$—	$1,831,349	$—
Farmland	—	—	—	—	51,680	—	51,680	—
1 - 4 family residential	5,331	442	296	6,069	888,989	1,194	896,252	296
Multi-family residential	—	—	—	—	432,209	—	432,209	—
OOCRE	2,833	1,405	1,181	5,419	606,957	19,187	631,563	—
NOOCRE	—	—	20,696	20,696	2,471,438	13,210	2,505,344	—
Commercial	1,152	3,219	2,785	7,156	2,885,081	3,720	2,895,957	—
MW	208	—	—	208	437,293	—	437,501	—
Consumer	113	10	—	123	8,175	18	8,316	—
Total	$10,256	$5,076	$26,541	$41,873	$9,610,969	$37,329	$9,690,171	$296
(1) Total past due loans includes $17 of PCD loans as of March 31, 2023.
(2) Loans 90 days past due and still accruing excludes $1,449 of PCD loans as of March 31, 2023.

	December 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$1,121	$2,111	$—	$3,232	$1,782,624	$1,544	$1,787,400	$—
Farmland	—	—	—	—	43,500	—	43,500	—
1 - 4 family residential	4,319	129	499	4,947	888,329	1,180	894,456	123
Multi-family residential	1,000	—	—	1,000	321,679	—	322,679	—
OOCRE	3,342	1,186	1,193	5,721	690,291	19,817	715,829	—
NOOCRE	5,156	—	20,896	26,052	2,302,579	12,748	2,341,379	—
Commercial	3,088	2,188	1,675	6,951	2,931,696	3,701	2,942,348	—
MW	—	—	—	—	446,227	—	446,227	—
Consumer	352	—	45	397	7,386	23	7,806	2
Total	$18,378	$5,614	$24,308	$48,300	$9,414,311	$39,013	$9,501,624	$125
(1) Total past due loans includes $13,178 of PCD loans as of December 31, 2022.
(2) Loans 90 days past due and still accruing excludes $2,004 of PCD loans and $669 of PPP loans as of December 31, 2022.

There were $296 loans past due 90 days and still accruing as of March 31, 2023. Loans past due 90 days and still accruing were $125 as of December 31, 2022. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.
An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2023:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Impact
1-4 Family Residential Rentals[1]	$42,647	4.8%	Reduced weighted-average contractual interest rate from floating 7.5% to fixed 6.0%
Total	$42,647
1 1-4 Family Residential Rentals is included in the 1-4 family residential loan portfolio and is reported as such in accordance with Federal Financial Institutions Examination Counsel guidelines.

No modifications to borrowers in financial difficulty had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty:
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
1-4 Family Residential Rentals	$42,647	$—	$—	$—
Total	$42,647	$—	$—	$—
The Company has not committed to lend additional amounts to customers with outstanding loans classified as TLMs as of March 31, 2023 or December 31, 2022.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2023
Construction and land:
Pass	$2,440	$503,556	$731,203	$243,188	$43,087	$17,882	$200,052	$—	$1,741,408
Special mention	—	1,470	25,948	11,487	20,641	290	—	—	59,836
Substandard	—	—	4,583	25,522	—	—	—	—	30,105
Total construction and land	$2,440	$505,026	$761,734	$280,197	$63,728	$18,172	$200,052	$—	$1,831,349
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,044	$2,514	$22,640	$18,397	$19	$5,034	$1,032	$—	$51,680
Total farmland	$2,044	$2,514	$22,640	$18,397	$19	$5,034	$1,032	$—	$51,680
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$13,449	$139,484	$183,529	$86,358	$41,883	$294,800	$115,517	$17,766	$892,786
Special mention	—	—	—	—	—	691	—	—	691
Substandard	—	—	—	—	—	1,382	199	—	1,581
PCD	—	—	—	—	—	1,194	—	—	1,194
Total 1 - 4 family residential	$13,449	$139,484	$183,529	$86,358	$41,883	$298,067	$115,716	$17,766	$896,252
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$5,190	$73,744	$121,248	$136,876	$8,306	$35,226	$35,911	$—	$416,501
Special mention	—	—	—	—	1,945	13,763	—	—	15,708
Total multi-family residential	$5,190	$73,744	$121,248	$136,876	$10,251	$48,989	$35,911	$—	$432,209
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$5,931	$126,121	$105,907	$89,064	$42,865	$209,887	$3,352	$—	$583,127
Special mention	—	—	2,298	—	1,943	4,738	—	—	8,979
Substandard	—	—	—	1,442	—	18,828	—	—	20,270
PCD	—	—	—	—	—	19,187	—	—	19,187
Total OOCRE	$5,931	$126,121	$108,205	$90,506	$44,808	$252,640	$3,352	$—	$631,563
OOCRE gross charge-offs	$—	$—	$—	$5	$5	$106	$—	$—	$116

NOOCRE:
Pass	$47,684	$761,518	$568,395	$263,632	$152,268	$487,869	$16,523	$595	$2,298,484
Special mention	—	—	—	22,849	18,536	38,563	—	—	79,948
Substandard	—	—	2,783	—	2,232	108,687	—	—	113,702
PCD	—	—	—	—	—	13,210	—	—	13,210
Total NOOCRE	$47,684	$761,518	$571,178	$286,481	$173,036	$648,329	$16,523	$595	$2,505,344
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$101,857	$388,951	$123,908	$69,297	$84,702	$66,526	$1,968,105	$572	$2,803,918
Special mention	—	—	1,113	—	71	5,467	14,070	—	20,721
Substandard	—	17,894	3,292	5,121	3,982	16,125	21,110	74	67,598
PCD	—	—	—	—	—	3,720	—	—	3,720
Total commercial	$101,857	$406,845	$128,313	$74,418	$88,755	$91,838	$2,003,285	$646	$2,895,957
Commercial gross charge-offs	$—	$—	$—	$48	$479	$524	$—	$—	$1,051

MW:
Pass	$1,868	$55,891	$252	$288	$741	$174	$359,206	$—	$418,420
Special mention	—	—	—	—	—	—	18,873	—	18,873
Substandard	—	—	—	—	—	208	—	—	208
Total MW	$1,868	$55,891	$252	$288	$741	$382	$378,079	$—	$437,501
Mortgage warehouse gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,388	$1,437	$412	$804	$168	$2,240	$1,709	$—	$8,158
Special mention	—	—	—	—	—	57	—	—	57
Substandard	—	—	—	—	16	67	—	—	83
PCD	—	—	—	—	—	18	—	—	18
Total consumer	$1,388	$1,437	$412	$804	$184	$2,382	$1,709	$—	$8,316
Consumer gross charge-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62

Total Pass	$181,851	$2,053,216	$1,857,494	$907,904	$374,039	$1,119,638	$2,701,407	$18,933	$9,214,482
Total Special Mention	—	1,470	29,359	34,336	43,136	63,569	32,943	—	204,813
Total Substandard	—	17,894	10,658	32,085	6,230	145,297	21,309	74	233,547
Total PCD	—	—	—	—	—	37,329	—	—	37,329
Total	$181,851	$2,072,580	$1,897,511	$974,325	$423,405	$1,365,833	$2,755,659	$19,007	$9,690,171
Total gross charge-offs	$—	$—	$—	$53	$484	$692	$—	$—	$1,229
1 Term loans amortized cost basis by origination year excludes $15,511 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$347,855	$709,208	$378,229	$69,241	$30,673	$14,025	$215,263	$140	$1,764,634
Special mention	—	18,662	2,560	—	—	—	—	—	21,222
PCD	—	—	—	—	—	1,544	—	—	1,544
Total construction and land	$347,855	$727,870	$380,789	$69,241	$30,673	$15,569	$215,263	$140	$1,787,400

Farmland:
Pass	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500
Total farmland	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500

1 - 4 family residential:
Pass	$135,006	$188,635	$87,861	$43,293	$41,960	$257,768	$86,900	$726	$842,149
Special mention	—	—	—	—	—	278	26,068	—	26,346
Substandard	—	184	—	—		1,028	23,569	—	24,781
PCD	—	—	—	—	—	1,180	—	—	1,180
Total 1 - 4 family residential	$135,006	$188,819	$87,861	$43,293	$41,960	$260,254	$136,537	$726	$894,456

Multi-family residential:
Pass	$72,044	$80,793	$110,426	$8,402	$32,822	$2,494	$—	$—	$306,981
Total multi-family residential	$72,044	$80,793	$110,426	$10,356	$46,566	$2,494	$—	$—	$322,679

OOCRE:
Pass	$191,044	$106,698	$84,230	$43,965	$49,461	$167,968	$5,225	$—	$648,591
Special mention	—	2,321	1,409	1,964	—	3,447	—	45	9,186
Substandard	—	—	—	—	23,231	15,004	—	—	38,235
PCD	—	—	—	—	—	19,817	—	—	19,817
Total OOCRE	$191,044	$109,019	$85,639	$45,929	$72,692	$206,236	$5,225	$45	$715,829

NOOCRE:
Pass	$752,476	$531,735	$215,076	$149,246	$196,424	$305,434	$16,642	$465	$2,167,498
Special mention	—	—	22,774	19,464	12,274	51,451	—	—	105,963
Substandard	—	—	—	1,310	7,659	46,201	—	—	55,170
PCD	—	—	—	—	12,697	51	—	—	12,748
Total NOOCRE	$752,476	$531,735	$237,850	$170,020	$229,054	$403,137	$16,642	$465	$2,341,379

Commercial:
Pass	$473,084	$132,396	$90,543	$83,996	$40,030	$31,269	$1,906,074	$553	$2,757,945
Special mention	—	666	—	4,543	7,385	270	114,447	—	127,311
Substandard	17,894	4,058	5,189	4,195	10,954	4,732	6,292	77	53,391
PCD	—	—	—	—	273	3,428	—	—	3,701
Total commercial	$490,978	$137,120	$95,732	$92,734	$58,642	$39,699	$2,026,813	$630	$2,942,348

MW:
Pass	$—	$—	$—	$—	$—	$—	$444,393	$—	$444,393
Substandard	—	—	—	—	46	162	—	—	208
Total MW	$—	$—	$—	$—	$46	$162	$446,019	$—	$446,227

Consumer:
Pass	$1,965	$452	$872	$216	$135	$2,298	$1,618	$—	$7,556
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	—	169	—	—	169
PCD	—	—	—	—	—	23	—	—	23
Total consumer	$1,965	$452	$872	$216	$135	$2,548	$1,618	$—	$7,806

Total Pass	$1,976,020	$1,766,159	$985,767	$398,380	$391,505	$786,325	$2,677,207	$1,884	$8,983,247
Total Special Mention	—	21,649	26,743	25,971	19,659	55,504	142,141	45	291,712
Total Substandard	17,894	4,242	5,189	7,459	55,634	67,296	29,861	77	187,652
Total PCD	—	—	—	—	12,970	26,043	—	—	39,013
Total	$1,993,914	$1,792,050	$1,017,699	$431,810	$479,768	$935,168	$2,849,209	$2,006	$9,501,624
1 Term loans amortized cost basis by origination year excludes $18,973 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $571,611 and $518,612 as of March 31, 2023 and 2022, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$14,880	$17,705
Increase from loan sales	959	1,491
Servicing asset impairment, net of recoveries	424	(280)
Amortization charged as a reduction to income	(1,015)	(748)
Balance at end of period	$15,248	$18,168
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2023 and 2022 there was a valuation allowance of $2,027 and $908, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2023 and December 31, 2022.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended March 31,
	2023	2022
SBA LHI principal sold	$6,340	$4,376
Gain on sale of SBA LHI	148	533
USDA LHI principal sold	44,002	20,000
Gain on sale of USDA LHI	6,984	3,628

5. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$966,123	$—	$966,123
Equity securities with a readily determinable fair value	9,918	—	—	9,918
LHFS(1)	—	41,747	—	41,747
Interest rate swap designated as hedging instruments	—	28,246	—	28,246
Correspondent interest rate swaps not designated as hedging instruments	—	29,358	—	29,358
Customer interest rate swaps not designated as hedging instruments	—	1,912	—	1,912
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,351	—	1,351
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$44,880	$—	$44,880
Correspondent interest rate swaps not designated as hedging instruments	—	2,454	—	2,454
Customer interest rate swaps not designated as hedging instruments	—	28,282	—	28,282
Customer interest rate caps and collars not designated as hedging instruments	—	1,351	—	1,351
1) Represents LHFS elected to be carried at fair value.

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,096,292	$—	$1,096,292
Equity securities with a readily determinable fair value	9,792	—	—	9,792
PPP loans	—	—	1,995	1,995
LHFS(1)	—	19,775	—	19,775
Interest rate swap designated as hedging instruments	—	26,523	—	26,523
Correspondent interest rate swaps not designated as hedging instruments	—	38,839	—	38,839
Customer interest rate swaps not designated as hedging instruments	—	1,004	—	1,004
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$54,171	$—	$54,171
Correspondent interest rate swaps not designated as hedging instruments	—	1,126	—	1,126
Customer interest rate swaps not designated as hedging instruments	—	38,188	—	38,188
Customer interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition..
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2023 and December 31, 2022.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$6,814	$6,814
Servicing assets with a valuation allowance	—	—	8,895	8,895
As of December 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,969	$7,969
Servicing assets with a valuation allowance	—	—	10,984	10,984
At March 31, 2023, collateral dependent loans with an allowance had a recorded investment of $9,230, with $2,416 specific allowance for credit loss allocated. At December 31, 2022, collateral dependent loans with an allowance had a carrying value of $10,632, with $2,663 of specific allowance for credit loss allocated.
At March 31, 2023, servicing assets of $10,922 had a valuation allowance totaling $2,027. At December 31, 2022, servicing assets of $13,435 had a valuation allowance totaling $2,451.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of March 31, 2023 and December 31, 2022 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$808,395	$—	$808,395	$—
HTM debt securities	184,836	—	161,778	—
LHFS(1)	1,069	—	—	1,069
LHI(2)	9,575,966	—	—	9,321,175
Accrued interest receivable	42,242	—	42,242	—
BOLI	84,962	—	84,962	—
Servicing asset	6,353	—	6,353	—
Equity securities without a readily determinable fair value	10,604	N/A	N/A	N/A
FHLB and FRB stock	116,081	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,034,738	$—	$8,296,710	$—
Advances from FHLB	1,680,000	—	1,681,089	—
Accrued interest payable	18,651	—	18,651	—
Subordinated debentures and subordinated notes	229,027	—	229,027	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$436,077	$—	$436,077	$—
HTM debt securities	186,168	—	158,781	—
Securities purchased under agreements to resell	—	—	—	—
LHFS1)	866	—	866	—
LHI(2)	9,399,614	—	—	9,163,616
Accrued interest receivable	44,035	—	44,035	—
BOLI	84,496	—	84,496	—
Servicing asset	3,896	—	3,896	—
Equity securities without a readily determinable fair value	10,072	N/A	N/A	N/A
FHLB and FRB stock	101,568	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,123,234	$—	$8,341,419	$—
Advances from FHLB	1,175,000	—	1,156,852	—
Accrued interest payable	8,795	—	8,795	—
Subordinated debentures and subordinated notes	228,775	—	228,775	—
Securities sold under agreement to repurchase	—	—	—	—
(1) LHFS represent mortgage LHFS that are carried at lower of cost or market.
(2) LHI includes MW and is carried at amortized cost.
6. Derivative Financial Instruments
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2023 and December 31, 2022 are as shown in the table below.

	March 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$17,257	$—	$250,000	$21,234	$—
Interest rate swaps on customer loan interest payments	375,000	—	41,126	375,000	—	49,211
Interest rate collars on customer loan interest payments	450,000	3,445	3,754	450,000	3,267	4,960
Interest rate floor on customer loan interest payments	200,000	7,544	—	100,000	2,022	—
Total derivatives designated as hedging instruments	$1,275,000	$28,246	$44,880	$1,175,000	$26,523	$54,171

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$805,488	$29,358	$2,454	$805,311	$38,839	$1,126
Interest rate caps and corridors	123,870	1,351	—	68,370	1,494	—
Commercial customer counterparty:
Interest rate swaps	805,488	1,912	28,282	805,311	1,004	38,188
Interest rate caps and corridors	123,870	—	1,351	68,370	—	1,494
Total derivatives not designated as hedging instruments	$1,858,716	$32,621	$32,087	$1,747,362	$41,337	$40,808
Offsetting derivative assets/liabilities		(25,703)	(25,703)		(30,982)	(30,982)
Total derivatives	$3,133,716	$35,164	$51,264	$2,922,362	$36,878	$63,997

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three months ended March 31, 2023 and 2022 were as follows.

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,082)	$1,082	Interest Expense	$(264)	$264	Interest Expense
Interest rate swap on money market deposit account payments	(3,977)	2,568	Interest Expense	9,389	(171)	Interest Expense
Derivatives on customer loan interest payments	12,136	(3,807)	Interest Income	(22,506)	1,078	Interest Income
Total	$7,077	$(157)		$(13,381)	$1,171

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps, floors and collars			$212			$719

Cash Flow Hedges
We enter into cash flow hedge relationships to mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the cash flow hedge. At inception a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then hedge accounting ceases and any gain or loss in AOCI is recognized in earnings immediately. The cash flow hedges are recorded at fair value in other assets and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,488	2.41% - 8.47%	LIBOR 1 month + 3.0% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.8 years	$(27,071)
Interest rate caps and corridors	$123,870	3.50% - 5.90%	SOFR CME 1 month + 0.0%	Wtd. Avg. 1.6 years	$(1,351)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,488	2.41% - 8.47%	LIBOR 1 month + 3.0% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.8 years	$26,904
Interest rate caps and corridors	$123,870	3.50% - 5.90%	SOFR CME 1 month + 0.0%	Wtd. Avg. 1.6 years	$1,351

	December 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$(37,183)
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$(1,494)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$37,713
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$1,494

7. Off-Balance Sheet Loan Commitments
The Company is party to financial instruments with off-balance sheet (“OBS”) risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Commitments to extend credit	$4,138,471	$4,511,671
MW commitments	985,207	1,088,558
Standby and commercial letters of credit	105,950	98,179
Total	$5,229,628	$5,698,408
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
Beginning balance for ACL on unfunded commitments	$10,086	$9,266
Provision for credit losses on unfunded commitments	1,497	493
Ending balance of ACL on unfunded commitments	$11,583	$9,759

8. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three months ended March 31, 2023 and 2022.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2023 and 2022, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,000	$10.43
Outstanding and exercisable at March 31, 2022	1,000	$10.43	1.07

Outstanding at January 1, 2023	1,000	$10.43	1.07	$147
Exercised	(1,000)	10.43
Outstanding and exercisable at March 31, 2023	—	$—	—	$—

As of March 31, 2023, December 31, 2022 and March 31, 2022 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the three months ended March 31, 2023 and 2022 is presented below:

	Fair Value of Options Exercised as of March 31,
	2023	2022
Nonperformance-based stock options exercised	$16	$—
2022 Equity Plan and Green Acquired Omnibus Plans
Grants of Restricted Stock Units
    During the three months ending March 31, 2023, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the three months ending March 31, 2023 have an annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2023 are subject to a service, performance and market conditions. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2023 to January 31, 2026, the performance conditions performance period is from January 1, 2023 to December 31, 2025 and the market condition performance period is from February 1, 2023 to January 31, 2026. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended March 31,
	2023	2022
2022 Equity Plan	$2,465	$2,904
Veritex (Green) 2014 Plan	422	414
2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of March 31, 2023 and 2022, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	710,043	$24.38
Exercised	(38,128)	23.34
Outstanding at March 31, 2022	671,915	$24.44	6.65
Options exercisable at March 31, 2022	518,237	$24.45	6.35

Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(3,951)	21.38
Outstanding at March 31, 2023	648,073	$24.48	5.24	$123
Options exercisable at March 31, 2023	610,073	$24.74	5.13	$114

As of March 31, 2023, December 31, 2022 and March 31, 2022, there was $122, $172 and $626 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over the remaining weighted average requisite service period of 0.01 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of March 31, 2023 and 2022, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	598,051	$23.39
Granted	169,355	40.77
Vested into shares	(96,141)	24.69
Forfeited	(2,350)	26.12
Outstanding at March 31, 2022	668,915	$27.59

Outstanding at January 1, 2023	955,104	$28.38
Granted	224,165	27.90
Vested into shares	(162,952)	30.23
Forfeited	(16,394)	31.77
Outstanding at March 31, 2023	999,923	$27.87

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of March 31, 2023 and 2022, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Outstanding at March 31, 2022	132,564	$30.15

Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Outstanding at March 31, 2023	129,768	$30.28
As of March 31, 2023, December 31, 2022 and March 31, 2022, there was $15,278, $17,160 and $16,882 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at March 31, 2023 is expected to be recognized over the remaining weighted average requisite service period of 1.68 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the three months ended March 31, 2023 and 2022 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2023	2022
Non-performance-based stock options exercised	31	1,562
RSUs vested	3,044	2,524
PSUs vested	1,070	2,270
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2023 and 2022, and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	217,804	$19.62
Exercised	(28,622)	21.34
Outstanding at March 31, 2022	189,182	$19.37	5.57
Options exercisable at March 31, 2022	180,830	$18.81	5.45

Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(505)	21.38
Exercised	(13,266)	21.38
Outstanding at March 31, 2023	141,441	$21.86	4.87	$287
Options exercisable at March 31, 2023	141,441	$21.86	4.87	$287
Weighted average fair value of options granted during the period		$—
As of March 31, 2023 and December 31, 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. As of March 31, 2022 there was $75 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of March 31, 2023 and 2022 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(2,558)	29.13
Outstanding at March 31, 2022	91,526	$21.55

Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at March 31, 2023	64,719	$18.26

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of March 31, 2023 and 2022 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	$19.69
Vested into shares	(31,703)	$19.69
Outstanding at March 31, 2022	19,173	$29.26

Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at March 31, 2023	10,642	$31.93
As of March 31, 2023, December 31, 2022 and March 31, 2022, there was $3,260, $3,825, and $1,399, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.20 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2023 and 2022 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2023	2022
Non-performance-based stock options exercised	$18	$1,143
RSUs vested	1,990	718
PSU vested	227	624
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of March 31, 2023 and 2022, and changes during the three months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	66,143	$12.56
Exercised	(1,372)	13.07
Outstanding at March 31, 2022	64,771	$12.55	1.95 years

Outstanding at January 1, 2023	43,162	$13.11
Exercised	(29,630)	13.22
Outstanding at March 31, 2023	13,532	$12.86	3.94 years	$73
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the three months ended March 31, 2023 and 2022 presented below:

	Fair Value of Options Exercised as of March 31,
	2023	2022
Nonperformance-based stock options exercised	365	56

9. Income Taxes
    Income tax expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Income tax expense for the period	$11,012	$8,102
Effective tax rate	22.3%	19.5%
For the three months ended March 31, 2023, the Company had an effective tax rate of 22.3%. The Company had a net discrete tax expense of $112 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended March 31, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 22.1% for the three months ended March 31, 2023.

For the three months ended March 31, 2022, the Company had an effective tax rate of 19.5%. The Company had a net discrete tax benefit of $992 associated with the recognition of an excess tax benefit realized on share-based payment awards during the three months ended March 31, 2022 . Excluding this discrete tax item, the Company had an effective tax rate of 21.9% for the three months ended March 31, 2022.

10. Legal Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. In the opinion of management, there are no claims for which it is reasonably possible that an adverse outcome would have a material effect on the Company's financial position, liquidity or results of operations. The Company is not aware of any material unasserted claims.

11. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if, among other things, the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
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

As of March 31, 2023 and December 31, 2022, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since March 31, 2023 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total capital (to risk-weighted assets “RWA”)
Company	$1,437,576	11.99%	$959,183	8.0%	n/a	n/a
Bank	1,424,435	11.89	958,409	8.0	$1,198,011	10.0%
Tier 1 capital (to RWA)
Company	1,146,356	9.56	719,470	6.0	n/a	n/a
Bank	1,331,501	11.12	718,436	6.0	957,914	8.0
Common equity tier 1 (to RWA)
Company	1,116,632	9.32	539,146	4.5	n/a	n/a
Bank	1,331,501	11.12	538,827	4.5	778,305	6.5
Tier 1 capital (to average assets)
Company	1,146,356	9.67	474,191	4.0	n/a	n/a
Bank	1,331,501	11.24	473,844	4.0	592,305	5.0
As of December 31, 2022
Total capital (to RWA)
Company	$1,395,904	11.63%	$960,209	8.0%	n/a	n/a
Bank	1,368,082	11.41	959,216	8.0	$1,199,020	10.0%
Tier 1 capital (to RWA)
Company	1,121,021	9.34	720,142	6.0	n/a	n/a
Bank	1,291,288	10.77	719,381	6.0	959,174	8.0
Common equity tier 1 (to RWA)
Company	1,091,353	9.09	540,274	4.5	n/a	n/a
Bank	1,291,288	10.77	539,535	4.5	779,329	6.5
Tier 1 capital (to average assets)
Company	1,121,021	9.82	456,628	4.0	n/a	n/a
Bank	1,291,288	11.32	456,286	4.0	570,357	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. No dividends were paid by the Bank to the Holdco during the three months ended March 31, 2023 and March 31, 2022.

Dividends of $10,837, or $0.20, and $9,913, or $0.20, per outstanding share of the Company’s common stock were paid by the Company during the three months ended March 31, 2023 and 2022, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 3.89% as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex,” the “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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

Recent Industry Developments

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits decreased by 1% as compared to December 31, 2022, to $9.0 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter. There Federal Reserve also established a Bank Term Funding Program to offer loans of up to one year to eligible depository institutions pledging qualifying assets as collateral. The Company signed up for the program however has not utilized the program to date. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized with CET1 at 9.32% as of March 31, 2023.

In accordance with Item 303(c) of Regulation S-K, the Company is providing a comparison of the quarter ended March 31, 2023 against the preceding sequential quarter. The Company believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.

Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022

General

    Net income for the three months ended March 31, 2023 was $38.4 million, a decrease of $1.5 million, or 3.7%, from net income of $39.9 million for the three months ended December 31, 2022.
    Basic EPS for the three months ended March 31, 2023 was $0.71, a decrease of $0.03 from $0.74 for the three months ended December 31, 2022. Diluted EPS for the three months ended March 31, 2023 was $0.70, a decrease of $0.03 from $0.73 for the three months ended December 31, 2022.
Net Interest Income

For the three months ended March 31, 2023, net interest income before provisions for credit losses totaled $103.4 million and net interest margin and net interest spread were 3.69% and 2.74%, respectively. For the three months ended December 31, 2022, net interest income totaled $106.1 million and net interest margin and net interest spread were 3.87% and 3.08%, respectively. The decrease in net interest income of $2.7 million was primarily due to an increase of $12.4 million in interest expense on certificates and other time deposits, a $5.8 million increase in interest expense on transaction and savings deposits and a $1.8 million increase in interest expense on advances from FHLB. The decrease was partially offset by interest income on loans which increased $14.9 million and a $2.1 million increase in interest income on deposits in financial institutions and Fed Funds sold during the three months ended March 31, 2023, compared to the three months ended December 31, 2022. The $18.2 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits and borrowings. The increase in interest income on loans was due to an increase in loan yields and higher average balances. Net interest margin decreased 18 basis points from the three months ended December 31, 2022 primarily due to an increase in the average rate paid on interest-bearing liabilities, slightly offset by an increase in the average rate paid on interest-bearing liabilities during the three months ended March 31, 2023. As a result, the average cost of interest-bearing deposits increased 94 basis points to 3.06% for the three months ended March 31, 2023 from 2.12% for the three months ended December 31, 2022. The average costs of total deposits, including noninterest-bearing deposits, for the three months ended March 31, 2023 is 2.24%.

For the three months ended March 31, 2023, interest expense totaled $66.2 million and the average rate paid on interest-bearing liabilities was 3.32%. For the three months ended December 31, 2022, interest expense totaled $46.1 million and the average rate paid on interest-bearing liabilities was 2.47%. The increase of $20.1 million in interest expense was primarily due to an increase in funding costs attributable to a $12.4 million increase in the average rate paid on certificates and other time deposits, a $5.8 million increase in interest paid interest-bearing demand and savings deposits and a $1.8 million increase in the average rate paid on advances from FHLB.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2023 and December 31, 2022, interest income not recognized on non-accrual loans was $772 thousand and $4.7 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,			For the Three Months Ended December 31,
	2023			2022
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,141,137	$146,801	6.51%	$8,743,380	$131,823	5.98%
LHI, MW	360,172	4,906	5.52	383,080	5,024	5.20
Debt securities	1,252,457	10,988	3.56	1,286,342	10,880	3.36
Interest-bearing deposits in other banks	478,345	5,534	4.69	353,737	3,401	3.81
Equity securities and other investments	124,985	1,408	4.57	119,054	1,087	3.62
Total interest-earning assets	11,357,096	169,637	6.06	10,885,593	152,215	5.55
ACL	(92,664)			(85,275)
Noninterest-earning assets	949,881			960,726
Total assets	$12,214,313			$11,761,044

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,150,995	$29,857	2.92%	$4,321,936	$24,043	2.21%
Certificates and other time deposits	2,588,728	20,967	3.28	1,785,152	8,543	1.90
Advances from FHLB	1,122,683	12,358	4.46	1,073,049	10,577	3.91
Subordinated debentures and subordinated notes	231,251	3,066	5.38	229,037	2,954	5.12
Total interest-bearing liabilities	8,093,657	66,248	3.32	7,409,174	46,117	2.47

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,470,700			2,737,468
Other liabilities	173,380			179,584
Total liabilities	10,737,737			10,326,226
Stockholders’ equity	1,476,576			1,434,818
Total liabilities and stockholders’ equity	$12,214,313			$11,761,044

Net interest rate spread(2)			2.74%			3.08%
Net interest income		$103,389			$106,098
Net interest margin(3)			3.69%			3.87%
________________________________
(1) Includes average outstanding balances of LHFS of $19,679 and $15,296 for the three months ended March 31, 2023 and December 31, 2022, respectively, and average balances of LHI, excluding MW.
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

	For the Three Months Ended
	March 31, 2023 vs. December 31, 2022
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$3,943	$11,035	$14,978
LHI, MW	(167)	49	(118)
Debt securities	(8)	116	108
Interest-bearing deposits in other banks	206	1,927	2,133
Equity securities and other investments	53	268	321
Total increase in interest income	4,027	13,395	17,422
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	(84)	5,898	5,814
Certificates and other time deposits	733	11,691	12,424
Advances from FHLB	99	1,682	1,781
Subordinated debentures and subordinated notes	25	87	112
Total increase in interest expense	773	19,358	20,131
Increase in net interest income	$3,254	$(5,963)	$(2,709)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit loan losses was $8.5 million for the three months ended March 31, 2023, compared to $11.8 million provision for the three months ended December 31, 2022, a decrease of $3.3 million. The decrease in the recorded provision for credit losses for the three months ended March 31, 2023 was primarily attributable to changes in the Texas economic forecast and a decrease in loan growth. For the three months ended March 31, 2023, we also recorded a $1.5 million provision for unfunded commitments, which was attributable to changes in Texas economic factors, offset by lower unfunded balances compared to a $523 thousand benefit for unfunded commitments for three months ended December 31, 2022.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,	December 31,	Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,017	$5,173	$(156)
Loan fees	2,064	2,477	(413)
Loss on sales of debt securities	(5,321)	—	(5,321)
Gain on sales of mortgage loans	6	4	2
Government guaranteed loan income, net	9,688	7,808	1,880
Equity method investment loss	(1,521)	(5,416)	3,895
Customer swap income	217	2,273	(2,056)
Other	3,381	2,007	1,374
Total noninterest income	$13,531	$14,326	$(795)

Noninterest income for the three months ended March 31, 2023 decreased $795 thousand, or 5.5%, to $13.5 million compared to noninterest income of $14.3 million for the three months ended December 31, 2022. The primary drivers of the decrease were as follows:
Loss on sales of debt securities. The loss on sale of debt securities during the three months ended March 31, 2023, compared to the three months ended December 31, 2022, was primarily due to a $5.3 million loss on sales of investment securities due to the Company selling $116.2 million of investment securities in early March 2023.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The increase in government guaranteed loan income, net, of $1.9 million during the three months ended March 31, 2023 was primarily due to a $1.9 million increase in the valuation of USDA loans HFS compared to the three months ended December 31, 2022.
Equity method investment loss. Equity method investment loss is comprised of losses earned on equity method investments, specifically our 49% investment in Thrive. The loss from these investments was $1.5 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. The decrease in the loss recorded during the three months ended March 31, 2023 compared to three months ended December 31, 2022 is a result of Thrive's continued focus on expense reduction across the corporation and exiting long dated locks, which are no longer being entered into, and represented 50% of the loss reported for the three months ended March 31, 2023. Thrive reported a 7.3% increase in loan units originated during the three months ended March 31,2022 compared to three months ended December 31, 2022.
Customer swap income. The decrease in customer swap income of $2.1 million or 90.5%, during the three months ended March 31, 2023 was primarily due to the decrease in trade executions, compared to the three months ended December 31, 2022.
Other. Other includes other noninterest income from fees. Other noninterest income was $3.4 million for the three months ended March 31, 2023, an increase of $1.4 million, or 68.5% as compared to the three months ended December 31, 2022. The increase was primarily driven by an increase in BOLI income of $932 thousand and a $507 thousand increase in the credit valuation adjustment on the servicing asset.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Three Months Ended
	March 31,	December 31,	Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$31,865	$33,690	$(1,825)
Occupancy and equipment	4,973	5,116	(143)
Professional and regulatory fees	4,389	4,401	(12)
Data processing and software expense	4,720	4,197	523
Marketing	1,779	1,841	(62)
Amortization of intangibles	2,495	2,495	—
Telephone and communications	478	358	120
Other	5,916	5,261	655
Total noninterest expense	$56,615	$57,359	$(744)

Noninterest expense for the three months ended March 31, 2023 decreased $744 thousand, or 1.3%, to $56.6 million compared to noninterest expense of $57.4 million for the three months ended December 31, 2022. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $31.9 million for the three months ended March 31, 2023, a decrease of $1.8 million, or 5.4%, compared to the three months ended December 31, 2022. The decrease was primarily attributable to a $1.2 million decrease in salaries expense.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2023, income tax expense totaled $11.0 million, a decrease of $878 thousand, compared to an income tax expense of $11.9 million for the three months ended December 31, 2022. For the three months ended March 31, 2023, we had an effective tax rate of 22.3% which includes a discrete tax expense of $112 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 22.1%. For the three months ended December 31, 2022, the Company had an effective tax rate of 21.6%.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

General

    Net income for the three months ended March 31, 2023 was $38.4 million, an increase of $4.9 million, or 14.8%, from net income of $33.5 million for the three months ended March 31, 2022.
    Basic EPS was $0.71 and $0.66 for the three months ended March 31, 2023 and March 31, 2022, respectively. Diluted EPS for the three months ended March 31, 2023 was $0.70, an increase of $0.05 from $0.65 for the three months ended March 31, 2022.
Net Interest Income

For the three months ended March 31, 2023, net interest income totaled $103.4 million and net interest margin and net interest spread were 3.69% and 2.74%, respectively. For the three months ended March 31, 2022, net interest income totaled $73.0 million and net interest margin and net interest spread were 3.22% and 3.04%, respectively. The increase in net interest income was primarily due to an increase in interest income of $80.3 million on loans and an increase of $3.2 million on debt securities, offset by an increase in interest expense of $28.1 million in transaction and savings deposits, a $19.6 million increase in certificates and other time deposits, and a $10.8 million increase in advances from FHLB during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Net interest margin increased 47 bps to 3.69% from 3.22% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in average balances and yields on loans, partially offset by an increase in funding costs during the three months ended March 31, 2023. As a result, the average cost of interest-bearing deposits increased to 3.06% for the three months ended March 31, 2023 from 0.26% for the three months ended March 31, 2022.

For the three months ended March 31, 2023, interest expense totaled $66.2 million and the average rate paid on interest-bearing liabilities was 3.32%. For the three months ended March 31, 2022, interest expense totaled $7.3 million and the average rate paid on interest-bearing liabilities was 0.50%. The year-over-year increase was primarily due to increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Federal Funds Rate.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2023 and 2022, interest income not recognized on nonaccrual loans was $772 thousand and $889 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,141,137	$146,801	6.51%	$6,904,278	$68,374	4.02%
LHI, MW	360,172	4,906	5.52	421,680	3,069	2.95
Debt Securities	1,252,457	10,988	3.56	1,140,834	7,762	2.76
Interest-earning deposits in other banks	478,345	5,534	4.69	554,864	262	0.19
Equity securities and other investments	124,985	1,408	4.57	190,002	910	1.94
Total interest-earning assets	11,357,096	169,637	6.06	9,211,658	80,377	3.54
ACL	(92,664)			(77,843)
Noninterest-earning assets	949,881			865,107
Total assets	$12,214,313			$9,998,922

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,150,995	$29,857	2.92%	$3,471,645	$1,751	0.20%
Certificates and other time deposits	2,588,728	20,967	3.28	1,501,852	1,380	0.37
Advances from FHLB	1,122,683	12,358	4.46	777,538	1,547	0.81
Subordinated debentures and subordinated debt	231,251	3,066	5.38	231,875	2,659	4.65
Total interest-bearing liabilities	8,093,657	66,248	3.32	5,982,910	7,337	0.50

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,470,700			2,591,504
Other liabilities	173,380			67,060
Total liabilities	10,737,737			8,641,474
Stockholders’ equity	1,476,576			1,357,448
Total liabilities and stockholders’ equity	12,214,313			$9,998,922
Net interest rate spread(2)			2.74%			3.04%
Net interest income		$103,389			$73,040
Net interest margin(3)			3.69%			3.22%
(1) Includes average outstanding balances of LHFS of $19,679 and $12,769 for the three months ended March 31, 2023 and March 31, 2022, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended March 31,
	2023 vs 2022
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$22,152	$56,275	$78,427
LHI, MW	(447)	2,284	1,837
Debt Securities	760	2,466	3,226
Equity securities and other investments	(36)	5,308	5,272
Interest-bearing deposits in other banks	(311)	809	498
Total increase in interest income	22,118	67,142	89,260
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	343	27,763	28,106
Certificates and other time deposits	999	18,588	19,587
Advances from FHLB	687	10,124	10,811
Subordinated debentures and subordinated notes	(7)	414	407
Total increase in interest expense	2,022	56,889	58,911
Increase in net interest income	$20,096	$10,253	$30,349
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $9.4 million for the three months ended March 31, 2023, compared to $500 thousand benefit for the same period in 2022. The increase was primarily attributable to an increase in general reserves as a result of changes in economic factors and loan growth, partially offset by charge-offs. For the three months ended March 31, 2023, we also recorded $1.5 million provision for unfunded commitments, which was attributable to changes in Texas economic forecasts, compared to a $493 thousand benefit for unfunded commitments for the three months ended March 31, 2022.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, loss on sales of debt securities, gain on the sale of mortgage loans, government guaranteed loan income, net, equity method investment (loss) income, customer swap income, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,017	$4,710	$307
Loan fees	2,064	2,794	(730)
Loss on sales of debt securities	(5,321)	—	(5,321)
Gain on sales of mortgage LHFS	6	307	(301)
Government guaranteed loan income, net	9,688	4,891	4,797
Equity method investment (loss) income	(1,521)	367	(1,888)
Customer swap income	217	946	(729)
Other	3,381	1,082	2,299
Total noninterest income	$13,531	$15,097	$(1,566)
Noninterest income for the three months ended March 31, 2023 decreased $1.6 million, or 10.4%, to $13.5 million compared to noninterest income of $15.1 million for the same period in 2022. The primary drivers of the decrease in noninterest income are equity method investment income and government guaranteed loan income, net; offset by increases in customer swap income, loan fees, other noninterest income, and service charges and fees on deposit accounts.
Loan fees. We earn certain fees in connection with funding and servicing loans. The decrease of $730 thousand, or 26.1%, in loan fees during the three months ended March 31, 2023, compared to the same period in 2022 is primarily attributable to a $412 thousand decrease in syndication and arrangement fees, and a $220 thousand decrease in prepayment fees.
Loss on sales of debt securities. The decrease in loss on sales of debt securities during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a $5.3 million loss on sales of investment securities due to the Company selling $116.2 million of investment securities in early March 2023.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The increase in government guaranteed loan income, net, of $4.8 million, or 98.1%, for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a $1.7 million increase in the fair value of government guaranteed loans, including held for sale loans, and an increase of $3.4 million on the gain on sale of SBA and U.S. Department of Agriculture (“USDA”) loans.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of income recorded on equity method investments, specifically our investment in Thrive Mortgage, LLC (“Thrive”), of which the Bank holds a 49% equity method interest. During the three months ended March 31, 2023, the company recorded a loss from this investment of $1.9 million compared to income from this investment of $367 thousand during the three months ended March 31, 2022. The decrease was primarily due to the negative impact of rising interest rates on the fair value and volume of loans originated by Thrive.
Customer swap income. The decrease in customer swap income of $729 thousand, or 77.1%, during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to the decrease in trade executions.
Other. The increase in other noninterest income of $2.3 million, or 212.5%, during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to an increase of $960 thousand in BOLI income, an increase of $638 thousand in gain on equity market securities, and an increase of $532 thousand of servicing asset income.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(In thousands)
Salaries and employee benefits	$31,865	$27,513	$4,352
Occupancy and equipment	4,973	4,517	456
Professional and regulatory fees	4,389	3,158	1,231
Data processing and software expense	4,720	2,921	1,799
Marketing	1,779	1,187	592
Amortization of intangibles	2,495	2,495	—
Telephone and communications	478	385	93
M&A expense	—	700	(700)
Other	5,916	3,696	2,220
Total noninterest expense	$56,615	$46,572	$10,043

Noninterest expense for the three months ended March 31, 2023 increased $10.0 million, or 21.6%, to $56.6 million compared to noninterest expense of $46.6 million for the three months ended March 31, 2022. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $31.9 million for the three months ended March 31, 2023, an increase of $4.4 million, or 15.8%, compared to the same period in 2022. The increase was primarily attributable to a $3.1 million increase in salaries resulting from an increase in talent hired throughout 2022 that had a full quarter of expense recognized in first quarter of 2023, a $524 thousand increase in employee benefit expenses and a $492 thousand increase in severance.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and Federal Deposit Insurance Corporation ("FDIC") assessment fees. The increase of $1.2 million, or 39.0%, for the three months ended March 31, 2023 was primarily attributable to increases in FDIC assessment fees of $577 thousand due to an increase in asset size, audit and regulatory fees of $441 thousand and legal and professional fees of $208 thousand, compared to the same period in 2022.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses, which increased $1.8 million for the three months ended March 31, 2023, compared to the same period in 2022. This increase is primarily due to an increase of $1.6 million in software expenses for the enhancement of systems to mitigate security risk due to the Bank’s growth and an increase of $201 thousand in data processing expenses.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $592 thousand for the three months ended March 31, 2023, compared to the same period in 2022. This increase is primarily due to $544 thousand increase in advertising and promotions during the three months ended March 31, 2023, compared to the same period in 2022.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $5.9 million for the three months ended March 31, 2023, compared to $3.7 million for the same period in 2022, an increase of $2.2 million, or 60.1%. This increase was primarily due to an increase of (i) $749 thousand in expenses for loan fee expenses, (ii) $429 thousand in expenses for third party banking services, (iii) $410 thousand in loan related legal expenses, (iv) $128 thousand in SBA fees, and (v) $124 thousand in subscriptions, in each case, during the three months ended March 31, 2023 as compared to the same period in 2022. The remaining changes were nominal amongst individual noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023, we did not believe a valuation allowance was necessary.

For the three months ended March 31, 2023, income tax expense totaled $11.0 million, an increase of $2.9 million, compared to an income tax expense of $8.1 million for the same period in 2022. For the three months ended March 31, 2023, we had an effective tax rate of 22.3%. The Company had a net discrete tax expense of $112 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended March 31, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 22.1% for the three months ended March 31, 2023.
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

Financial Condition

Our total assets increased $445.1 million, or 3.7%, from $12.15 billion as of December 31, 2022 to $12.61 billion as of March 31, 2023.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies primarily located in the Dallas-Fort Worth metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate (“CRE”) properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our interest-earning asset base.

As of March 31, 2023, total LHI, excluding ACL, was $9.72 billion, an increase of $214.2 million, or 2.3%, compared to $9.50 billion as of December 31, 2022. The increase was the result of the continued execution and success of our loan growth strategy and previously unfunded balances that were funded during the quarter. In addition to these amounts, $42.8 million and $20.6 million in loans were classified as held for sale as of March 31, 2023 and December 31, 2022, respectively.

Total LHI, excluding MW loans, as a percentage of deposits were 102.4% and 99.3% as of March 31, 2023 and December 31, 2022, respectively. Total LHI, excluding MW loans, as a percentage of assets were 73.3% and 78.2% as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2023		2022		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,895,957	29.9%	$2,942,348	31.0%	$(46,391)	(1.6)%
MW	437,501	4.5	446,227	4.7	(8,726)	(2.0)%
Real estate:
Owner Occupied CRE (“OOCRE”)	631,563	6.5	715,829	7.5	(84,266)	(11.8)%
Non-owner Occupied CRE (“NOOCRE”)	2,505,344	25.9	2,341,379	24.6	163,965	7.0%
Construction and land	1,831,349	18.9	1,787,400	18.8	43,949	2.5%
Farmland	51,680	0.5	43,500	0.5	8,180	18.8%
1-4 family residential	896,252	9.2	894,456	9.4	1,796	0.2%
Multifamily	432,209	4.5	322,679	3.4	109,530	33.9%
Consumer	8,316	0.1	7,806	0.1	510	6.5%
Total LHI, carried at amortized cost(1)	$9,690,171	100.0%	$9,501,624	100.0%	$188,547	2.0%

Total LHFS	$42,816		$20,641
(1) Total LHI, carried at amortized cost, excludes $15.5 million and $19.0 million of deferred loan fees, net, as of March 31, 2023 and December 31, 2022, respectively.

Nonperforming Assets
The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of March 31,	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonperforming loans(1)
1-4 family residential	$818	$862
OOCRE	9,322	9,737
NOOCRE	20,783	21,377
Construction and land	1,583	—
Commercial	11,659	11,397
Consumer	71	169
Accruing loans 90 or more days past due	296	125
Total nonperforming loans	44,532	43,667
OREO	—	—
Total nonperforming assets	$44,532	$43,667

Nonperforming assets to total assets	0.35%	0.36%
Nonperforming loans to total loans, excluding MW loans	0.49%	0.48%
(1) At March 31, 2023 and December 31, 2022, nonaccrual loans included PCD loans of $8,141 and $8,545, respectively, not accounted for on a pooled basis along with $17 of PCD loans that are accounted for on a pooled basis at March 31, 2023.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,741,408	$59,836	$30,105	$—	$1,831,349
Farmland	51,680	—	—	—	51,680
1 - 4 family residential	892,786	691	1,581	1,194	896,252
Multi-family residential	416,501	15,708	—	—	432,209
OOCRE	583,127	8,979	20,270	19,187	631,563
NOOCRE	2,298,484	79,948	113,702	13,210	2,505,344
Commercial	2,803,918	20,721	67,598	3,720	2,895,957
MW	418,420	18,873	208	—	437,501
Consumer	8,158	57	83	18	8,316
Total	$9,214,482	$204,813	$233,547	$37,329	$9,690,171

	December 31, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,764,634	$21,222	$—	$1,544	$1,787,400
Farmland	43,500	—	—	—	43,500
1 - 4 family residential	842,149	26,346	24,781	1,180	894,456
Multi-family residential	306,981	—	15,698	—	322,679
OOCRE	648,591	9,186	38,235	19,817	715,829
NOOCRE	2,167,498	105,963	55,170	12,748	2,341,379
Commercial	2,757,945	127,311	53,391	3,701	2,942,348
MW	444,393	1,626	208	—	446,227
Consumer	7,556	58	169	23	7,806
Total	$8,983,247	$291,712	$187,652	$39,013	$9,501,624

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	March 31, 2023			December 31, 2022
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$17,314	19.8%	0.95%	$13,120	19.7%	0.73%
Farmland	168	0.5	0.33	127	0.4	0.29
1 - 4 family residential	9,541	9.7	1.06	9,533	9.9	1.07
Multi-family residential	3,484	4.7	0.81	2,607	3.6	0.81
OOCRE	8,813	6.8	1.40	8,707	7.9	1.22
NOOCRE	26,238	27.1	1.05	26,704	25.9	1.14
Commercial	32,717	31.3	1.13	30,142	32.5	1.02
Consumer	419	0.1	5.04	112	0.1	1.43
Total	$98,694	100.0%	1.07%	$91,052	100.0%	1.01%

The ACL increased $8.5 million to $98.7 million as of March 31, 2023 from December 31, 2022. The increase in the ACL compared to December 31, 2022, was primarily attributable to loan growth and changes in economic factors, offset by decreases in specific reserves and charge-offs.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Three Months Ended March 31, 2023
Construction and land	$—	$1,913,734	—%
Farmland	—	46,370	—
1 - 4 family residential	1	891,003	—
Multi-family residential	—	377,725	—
OOCRE	(116)	706,052	(0.07)
NOOCRE	—	2,329,895	—
Commercial	(687)	2,866,017	(0.10)
MW	—	360,172	—
Consumer	(56)	7,624	(2.98)
Total	$(858)	$9,498,592	(0.04)%

Three Months Ended March 31, 2022
Construction and land	$—	$1,166,146	—%
Farmland	—	50,500	—
1 - 4 family residential	—	548,733	—
Multi-family residential	—	294,666	—
OOCRE	(1,341)	721,108	(0.75)
NOOCRE	(153)	2,059,694	(0.03)
Commercial	(3,150)	2,059,103	(0.62)
MW	—	421,680	—
Consumer	(125)	10,058	(5.04)
Total	$(4,769)	$7,331,688	(0.26)%
Net loans charged off decreased $3.9 million, or 82.0%. Although we believe that we have established our ACL in accordance with accounting principles generally accepted in the United States (“GAAP”) and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
Off-Balance Sheet Credit exposure
The ACL on off-balance-sheet credit exposures totaled $11.6 million and $10.1 million at March 31, 2023 and December 31, 2022, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of March 31, 2023, we held equity securities with a readily determinable fair value of $9.9 million compared to $9.8 million as of December 31, 2022. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $10.6 million at March 31, 2023, compared to $10.1 million at December 31, 2022. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of March 31, 2023, we held FHLB stock and FRB stock of $116.1 million compared to $101.6 million as of December 31, 2022. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2023, the carrying amount of debt securities totaled $1.15 billion, a decrease of $131.5 million, or 10.3%, compared to $1.28 billion as of December 31, 2022. The decrease was primarily due to the sale of debt securities of $109.8 million with a net loss of $5.3 million. Debt securities represented 9.1% and 10.6% of total assets as of March 31, 2023 and December 31, 2022, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 36 AFS debt securities that were in an unrealized loss position totaling $23.9 million as of March 31, 2023. The Company evaluated all debt securities and an ACL on debt securities of $885 thousand was recognized in the Company’s consolidated balance sheets as of March 31, 2023. The Company recorded no ACL for its held to maturity debt securities as of March 31, 2023 and December 31, 2022, respectively.

    As of March 31, 2023 and December 31, 2022, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
Equity method investment loss is comprised of losses on equity method investments, specifically our 49% investment in Thrive. We had $54.1 million in equity method investments as of March 31, 2023 and reported a loss of $1.5 million resulting from these investments for the three months ended March 31, 2023, which represents our proportionate share of our investee’s loss. The loss recorded during the three months ended March 31, 2023 is a result of Thrive's quarterly results slightly offset by their continued focus on expense reduction across the corporation and exiting long dated locks, which are no longer being entered into, which represented 50% of the loss reports for the three months ended March 31, 2023.

Deposits

Total deposits as of March 31, 2023 were $9.03 billion, a decrease of $88.5 million, or 1.0%, compared to $9.12 billion as of December 31, 2022. The decrease from December 31, 2022 was primarily the result of decreases of $246.5 million in interest-bearing transaction and savings deposits, $428.2 million in noninterest-bearing demand deposits, and $224.0 million in correspondent money market deposits. The decrease was partially offset by an increase of $810.2 million in certificates and other time deposits.

	March 31, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,212,389	24.4%	$2,470,700
Interest-bearing transaction	866,609	9.6%	715,481
Money market	2,518,922	27.9%	2,646,708
Savings	106,480	1.2%	113,736
Certificates and other time deposits	2,896,870	32.1%	2,588,728
Correspondent money market accounts	433,468	4.8%	675,070
Total deposits	$9,034,738	100%	$9,210,423

	December 31, 2022
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,640,617	28.9%	$2,737,468
Interest-bearing transaction	622,814	6.8%	594,461
Money market	2,773,623	30.4%	2,715,476
Savings	118,293	1.3%	126,269
Certificates and other time deposits	2,086,642	22.9%	1,785,152
Correspondent money market accounts	881,245	9.7%	885,730
Total deposits	$9,123,234	100%	$8,844,556
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2023 and December 31, 2022, total borrowing capacity of $373.7 million and $787.3 million, respectively, was available under this arrangement with outstanding balances of $1.68 billion and $1.18 billion, respectively, and a weighted average interest rate of 4.46% for the three months ended March 31, 2023 and 1.73% for the year ended December 31, 2022. FHLB has also issued standby letters of credit to the Company for $1.13 billion and $1.03 billion as of March 31, 2023 and December 31, 2022, respectively. Our current FHLB advances mature within two years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. As of March 31, 2023 and December 31, 2022, $3.00 billion and $1.14 billion were available under this arrangement based on collateral values of pledged commercial and consumer loans. As of March 31, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement. As of March 31, 2023, approximately $2.72 billion in commercial loans were pledged as collateral. In addition, we had available $614.7 million under the new Bank Term Funding Program (“BTFP”) with no borrowings outstanding under this program during the first quarter of 2023.
Junior subordinated debentures and subordinated notes

The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Subordinated Debentures and Subordinated Notes” in our 2022 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	March 31, 2023
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	6.72%
SovDallas Capital Trust I	8,609	8.75
Patriot Bancshares Capital Trust I	5,155	6.68
Patriot Bancshares Capital Trust II	17,011	6.67
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2023 and the year ended December 31, 2022, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of March 31, 2023 and December 31, 2022. There were no advances under these lines of credit outstanding as of March 31, 2023 and December 31, 2022.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.21 billion for the three months ended March 31, 2023 and $10.99 billion for the year ended December 31, 2022.

	For the
	Three Months Ended
	March 31, 2023	December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	20.2%	25.3%
Interest-bearing	34.0	35.8
Certificates and other time deposits	21.2	14.6
Advances from FHLB	9.2	8.1
Other borrowings	1.9	2.1
Other liabilities	1.4	1.1
Stockholders’ equity	12.1	13.0
Total	100.0%	100.0%
Uses of Funds:
Loans	77.0%	74.9%
Debt Securities	10.3	11.6
Interest-bearing deposits in other banks	3.9	1.5
Other noninterest-earning assets	8.8	12.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	26.8%	33.4%
Average loans, excluding MW, to average deposits	99.2%	94.6%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 14.5% for the three months ended March 31, 2023, compared to the year ended December 31, 2022. We invest excess deposits in interest-bearing deposits at other banks, the Federal Reserve or liquid debt securities until these monies are needed to fund loan growth.
As of March 31, 2023, we had $4.14 billion in outstanding commitments to extend credit, $985.2 million in unconditionally cancellable MW commitments and $106.0 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $4.51 billion in outstanding commitments to extend credit, $1.09 billion in MW commitments and $98.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2023, we had cash and cash equivalents of $808.4 million compared to $436.1 million as of December 31, 2022.

Analysis of Cash Flows

	For the
	Three Months Ended
	March 31, 2023	December 31, 2022
	(In thousands)
Net cash provided by operating activities	$34,539	$68,218
Net cash used in investing activities	(66,508)	(564,784)
Net cash provided by financing activities	404,287	668,355
Net change in cash and cash equivalents	$372,318	$171,789
Cash Flows Provided by Operating Activities
    For the three months ended March 31, 2023, net cash provided by operating activities decreased by $33.7 million when compared to the same period in 2022. The decrease in cash from operating activities was primarily related to a decrease in accounts payable and other liabilities of $30.8 million.
Cash Flows Used in Investing Activities
    For the three months ended March 31, 2023, net cash used in investing activities decreased by $498.3 million when compared to the same period in 2022. The decrease in cash used in investing activities was primarily attributable to a $197.8 million decrease in originations of net LHI, a $141.4 million increase in maturities, and calls and paydowns of AFS debt securities, and a $116.5 million decrease in purchases of AFS debt securities.
Cash Flows Provided by Financing Activities
    For the three months ended March 31, 2023, net cash provided by financing activities decreased by $264.1 million when compared to the same period in 2022. The decrease in cash provided by financing activities was primarily attributable to a $614.5 million decrease in deposits and a $153.9 million decrease in proceeds from our common stock offering completed during the three months ended March 31, 2022. The decrease was partially offset by a $504.8 million increase in advances from FHLB.
    As of the three months ended March 31, 2023 and 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.49 billion as of March 31, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $44.0 million, or 3.0%. The increase from December 31, 2022 to March 31, 2023 was primarily the result of $38.4 million of net income recognized during the three months ended March 31, 2023, $14.9 million in accumulated other comprehensive income, $2.9 million in stock-based compensation and a $534 thousand increase due to the exercise of employee stock options during the three months ended March 31, 2023. This increase was partially offset by $10.8 million in dividends declared and paid and $1.9 million of restricted stock units (“RSU”) vesting during the three months ended March 31, 2023.
By comparison, total stockholders’ equity increased to $1.45 billion as of March 31, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $132.9 million, or 10.1%. The increase from December 31, 2021 to March 31, 2022 was primarily the result of our $153.8 million common stock offering, $33.5 million of net income recognized during the three months ended March 31, 2022, a $3.3 million in stock-based compensation recognized during the three months ended March 31, 2022 and a $98 thousand increase due to the exercise of employee stock options. This increase was partially offset by $45.1 million in other comprehensive income and $9.9 million in dividends declared and paid during the three months ended March 31, 2022.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2023 and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to risk-weighted assets)	$1,437,576	11.99%	$1,395,904	11.63%
Tier 1 capital (to risk-weighted assets)	1,146,356	9.56	1,121,021	9.34
Common equity tier 1 (to risk-weighted assets)	1,116,632	9.32	1,091,353	9.09
Tier 1 capital (to average assets)	1,146,356	9.67	1,121,021	9.82
Veritex Community Bank
Total capital (to risk-weighted assets)	$1,424,435	11.89%	$1,368,082	11.41%
Tier 1 capital (to risk-weighted assets)	1,331,501	11.12	1,291,288	10.77
Common equity tier 1 (to risk-weighted assets)	1,331,501	11.12	1,291,288	10.77
Tier 1 capital (to average assets)	1,331,501	11.24	1,291,288	11.32
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of March 31, 2023 since December 31, 2022 as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to ACL, business combinations, debt securities and goodwill. Since December 31, 2022, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2022, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, a continuation of recent turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “targets,” “outlooks,” “seeks,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2023		As of December 31, 2022
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	11.53%	1.82%	13.00%	4.65%
+ 200	7.82%	1.49%	8.88%	3.36%
+ 100	3.93%	0.95%	4.46%	1.77%
Base	—%	—%	—%	—%
−100	(4.42)%	(1.53)%	(4.72)%	(2.55)%
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Report.

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
    Other than the risk factor set forth below, there has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional bank holding companies like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate increased regulatory scrutiny and regulatory initiatives, such as new regulations or heightened supervisory expectations, intended to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Regulators, customers and investors may, among other things, view our deposit composition, level of uninsured deposits, potential losses embedded in held-to-maturity securities, contingent liquidity, CRE composition and concentration, capital position and oversight and internal control structures regarding the foregoing as presenting higher risk in comparison with large national banks or smaller community banks. In addition, the FDIC estimates that the two recent failures of Silicon Valley Bank and Signature Bank resulted in losses of approximately $22.5 billion, of which $19.2 billion is attributable to the protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. The impact of the assessment to the Company for these failures or any potential future failures is not yet known, but is expected to negatively impact operating results.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 10, 2023	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)