Form 10-Q
period 2023-06-30
Veritex Holdings, Inc.
filed 2023-08-08
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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

As of August 7, 2023, there were 54,305,922 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of June 30, 2023 and December 31, 2022
(Dollars in thousands, except par value and share information)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$53,166	$60,551
Interest bearing deposits in other banks	610,755	375,526
Total cash and cash equivalents	663,921	436,077
Debt securities available-for-sale (“AFS”), at fair value	961,045	1,096,292
Debt securities held-to-maturity (“HTM”) (fair value of $158,767 and $158,781, at June 30, 2023 and December 31, 2022, respectively)	182,975	186,168
Equity securities	20,859	19,864
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	117,017	101,568
Total investments	1,282,914	1,404,910
Loans held for sale (“LHFS”)	29,876	20,641
Loans held for investment (“LHI”), mortgage warehouse (“MW”)	436,255	446,227
LHI, excluding MW	9,257,183	9,036,424
Less: Allowance for credit losses (“ACL”)	(102,150)	(91,052)
Total LHI, net	9,591,288	9,391,599
Bank-owned life insurance (“BOLI”)	84,375	84,496
Premises and equipment, net	105,986	108,824
Intangible assets, net of accumulated amortization	48,293	53,213
Goodwill	404,452	404,452
Other assets	259,263	250,149
Total assets	$12,470,368	$12,154,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,234,109	$2,640,617
Interest-bearing transaction and savings deposits	3,590,253	3,514,729
Certificates and other time deposits	2,928,949	2,086,642
Correspondent money market deposits	480,598	881,246
Total deposits	9,233,909	9,123,234
Accounts payable and other liabilities	190,900	177,579
Advances from FHLB	1,325,000	1,175,000
Subordinated debentures and subordinated notes	229,279	228,775
Total liabilities	10,979,088	10,704,588
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,898,886 and 60,668,049 at June 30, 2023 and December 31, 2022, respectively	609	607
Additional paid-in capital (“APIC”)	1,311,687	1,306,852
Retained earnings	429,753	379,299
Accumulated other comprehensive (loss) income (“AOCI”)	(83,187)	(69,403)
Treasury stock, 6,638,094 and 6,638,094 shares at cost at June 30, 2023 and December 31, 2022, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,491,280	1,449,773
Total liabilities and stockholders’ equity	$12,470,368	$12,154,361

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$163,727	$82,191	$315,434	$153,634
Debt securities	10,166	9,632	21,154	17,394
Deposits in financial institutions and Fed Funds sold	7,507	714	13,041	976
Equity securities and other investments	1,118	1,057	2,526	1,967
Total interest and dividend income	182,518	93,594	352,155	173,971
INTEREST EXPENSE
Transaction and savings deposits	32,957	4,094	62,814	5,845
Certificates and other time deposits	28,100	1,465	49,067	2,845
Advances from FHLB	17,562	834	29,920	2,381
Subordinated debentures and subordinated notes	3,068	2,721	6,134	5,380
Total interest expense	81,687	9,114	147,935	16,451
NET INTEREST INCOME	100,831	84,480	204,220	157,520
Provision for credit losses	15,000	9,000	24,385	8,500
(Benefit) provision for credit losses on unfunded commitments	(1,129)	—	368	493
Net interest income after provision (benefit) for credit losses	86,960	75,480	179,467	148,527
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,272	5,039	10,289	9,749
Loan fees	1,520	2,385	3,584	5,179
Loss on sales of debt securities	—	—	(5,321)	—
Gain on sale of mortgage LHFS	40	223	46	530
Government guaranteed loan income, net	4,144	789	13,832	5,680
Equity method investment income (loss)	485	966	(1,036)	1,333
Customer swap income	961	1,321	1,178	2,267
Other	1,270	(345)	4,651	737
Total noninterest income	13,692	10,378	27,223	25,475
NONINTEREST EXPENSE
Salaries and employee benefits	28,650	26,924	60,515	54,437
Occupancy and equipment	4,827	4,496	9,800	9,013
Professional and regulatory fees	6,868	2,865	11,257	6,023
Data processing and software expense	4,709	3,386	9,429	6,307
Marketing	2,627	2,306	4,406	3,493
Amortization of intangibles	2,468	2,495	4,963	4,990
Telephone and communications	355	352	833	737
Merger and acquisition (“M&A”) expense	—	295	—	995
Other	6,693	5,034	12,609	8,730
Total noninterest expense	57,197	48,153	113,812	94,725
Income before income tax expense	43,455	37,705	92,878	79,277
Income tax expense	9,725	8,079	20,737	16,181
NET INCOME	$33,730	$29,626	$72,141	$63,096
Basic earnings per share (“EPS”)	$0.62	$0.55	$1.33	$1.21
Diluted EPS	$0.62	$0.54	$1.32	$1.19
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$33,730	$29,626	$72,141	$63,096
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized loss on debt securities AFS during the period, net	(21,975)	(39,374)	(19,428)	(88,450)
Amortization (accretion) from transfer of debt securities from AFS to HTM	(165)	(151)	3,457	4,104
Reclassification adjustment for net losses included in net income	—	—	5,321	—
Net unrealized loss on debt securities AFS	(22,140)	(39,525)	(10,650)	(84,346)

Net unrealized loss on derivative instruments designated as cash flow hedges	(15,033)	(11,572)	(7,955)	(24,953)
Other comprehensive loss, before tax	(37,173)	(51,097)	(18,605)	(109,299)
Income tax expense	(8,494)	(10,699)	(4,821)	(23,813)
Other comprehensive loss, net of tax	(28,679)	(40,398)	(13,784)	(85,486)
COMPREHENSIVE INCOME (LOSS)	$5,051	$(10,772)	$58,357	$(22,390)

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except share data)

Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	54,229,033	$609	6,638,094	$(167,582)	$1,308,345	$406,873	$(54,508)	$1,493,737
Restricted stock units (“RSU”) vested, net of 2,960 shares withheld to cover taxes	18,425	—	—	—	(56)	—	—	(56)
Exercise of employee stock options, net of 2,343 shares withheld to cover exercise	13,334	—	—	—	231	—	—	231
Stock based compensation	—	—	—	—	3,167	—		3,167
Net income	—	—	—	—	—	33,730	—	33,730
Dividends paid	—	—	—	—	—	(10,850)	—	(10,850)
Other comprehensive loss	—	—	—	—	—	—	(28,679)	(28,679)
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280

Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2022	53,908,924	$605	6,638,094	$(167,582)	$1,297,161	$298,830	$18,982	$1,447,996
RSUs vested, net of 3,669 shares withheld to cover taxes	12,885	—	—	—	(155)	—	—	(155)
Exercise of employee stock options	29,228	1	—	—	520	—	—	521
Stock based compensation	—	—	—	—	2,644	—	—	2,644
Net income	—	—	—	—	—	29,626	—	29,626
Dividends paid	—	—	—	—	—	(10,792)	—	(10,792)
Other comprehensive loss	—	—	—	—	—	—	(40,398)	(40,398)
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollars in thousands, except share data)

Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 74,425 shares withheld to cover taxes	179,506	2	—	—	(1,984)	—	—	(1,982)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	51,331	—	—	—	765	—	—	765
Stock based compensation	—	—	—	—	6,054	—	—	6,054
Net income	—	—	—	—	—	72,141	—	72,141
Dividends paid	—	—	—	—	—	(21,687)	—	(21,687)
Other comprehensive loss	—	—	—	—	—	—	(13,784)	(13,784)
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280

Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 71,634 shares withheld to cover taxes	200,686	2	—	—	(2,994)	—	—	(2,992)
Exercise of employee stock options, net of 6,905 and 28,064 shares withheld to cover taxes and exercise, respectively	63,548	1	—	—	618	—	—	619
Common stock follow-on offering	4,314,474	43			153,826			153,869
Stock based compensation	—	—	—	—	5,962	—	—	5,962
Net income	—	—	—	—	—	63,096	—	63,096
Dividends paid	—	—	—	—	—	(20,705)	—	(20,705)
Other comprehensive income	—	—	—	—	—	—	(85,486)	(85,486)
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023 and 2022
(Dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72,141	$63,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	10,041	9,381
Net amortization of time deposit premium, debt discount and debt issuance costs	478	492
Provision for credit losses and unfunded commitments	24,753	8,993
Accretion of loan discount	(1,897)	(2,811)
Stock-based compensation expense	6,054	5,962
Excess tax expense (benefit) from stock compensation	153	(1,075)
Net amortization of premiums on debt securities	1,718	2,016
Unrealized loss on equity securities recognized in earnings	31	869
Change in cash surrender value and mortality rates of BOLI	121	(903)
Loss on sales of debt securities	5,321	—
Change in fair value of government guaranteed loans using fair value option	(616)	209
Gain on sales of mortgage LHFS	(46)	(530)
Gain on sales of government guaranteed loans	(15,598)	(5,427)
Servicing asset (recoveries), net impairment	(862)	1,883
Originations of LHFS	(39,877)	(30,047)
Proceeds from sales of LHFS	34,273	44,115
Equity method investment loss (income)	1,036	(1,333)
Increase in other assets	(6,527)	(16,806)
Increase in accounts payable and other liabilities	7,620	21,157
Net cash provided by operating activities	98,317	99,241
Cash flows from investing activities:
Purchases of AFS debt securities	(189,668)	(432,678)
Proceeds from sales of AFS debt securities	109,793	—
Proceeds from maturities, calls and pay downs of AFS debt securities	197,634	54,530
Purchases of HTM debt securities	—	(11,642)
Maturity, calls and paydowns of HTM debt securities	2,107	1,518
Purchases of other investments	(16,475)	(16,290)
Proceeds from sales of equity securities	—	3,327
Net loans originated	(291,810)	(1,202,273)
Proceeds from sale of government guaranteed loans	79,812	32,041
Net additions (disposals) to premises and equipment	337	(2,026)
Net cash used in investing activities	(108,270)	(1,573,493)
Cash flows from financing activities:
Net increase in deposits	110,701	1,154,107
Net increase in advances from FHLB	150,000	221,080
Net change in securities sold under agreement to repurchase	—	(794)
Net proceeds on sale of common stock in public offering	—	153,869
Payments to tax authorities for stock-based compensation	(1,982)	(2,992)
Proceeds from exercise of employee stock options	765	619
Dividends paid	(21,687)	(20,705)
Net cash provided by financing activities	237,797	1,505,184
Net increase in cash and cash equivalents	227,844	30,932
Cash and cash equivalents at beginning of period	436,077	379,784
Cash and cash equivalents at end of period	$663,921	$410,716
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 18 branches located in the Dallas-Fort Worth metroplex and 11 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The Texas Department of Banking and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022, consolidated statements of income, consolidated changes in stockholders’ equity and consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 and consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

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
EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$33,730	$29,626	$72,141	$63,096
Denominator:
Weighted average shares outstanding for basic EPS	54,247	53,949	54,199	52,331
Dilutive effect of employee stock-based awards	239	697	347	790
Adjusted weighted average shares outstanding	54,486	54,646	54,546	53,121
EPS:
Basic	$0.62	$0.55	$1.33	$1.21
Diluted	$0.62	$0.54	$1.32	$1.19
For the three months ended June 30, 2023, there were 31 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 18 relating to RSUs and 13 relating to stock options. For the six months ended June 30, 2023, there were 231 antidilutive shares excluded from the diluted EPS weighed average shares outstanding, 180 related to RSUs and 51 relating to stock options.

For the three months ended June 30, 2022, there were 290 antidilutive shares excluded from the diluted EPS weighted average shares outstanding 280 related to RSUs and ten related to stock options. For the six months ended June 30, 2022, there were 205 antidilutive shares excluded from the diluted EPS weighed average shares outstanding, 204 related to RSUs and 1 relating to stock options.

Recent Accounting Pronouncements

There were no accounting standards or updates issued during the second quarter of 2023.

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

During the second quarter of 2023, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of significant volatility in the banking industry with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. As a result, the Company performed an interim quantitative impairment test with a trigger date of May 31, 2023. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of the quantitative evaluation, the Company determined that the fair value of the Company's reporting unit exceeded its related carrying value by approximately 26%, and therefore goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$127,174	$16,572
Cash paid for income taxes	23,500	10,000
Supplemental Disclosures of Non-Cash Flow Information:
Transfer of AFS debt securities to HTM debt securities	—	117,001
Net foreclosure of OREO and repossessed assets	—	1,032
Noncash assets acquired in business combination[1]
LHI	—	(681)
Goodwill	—	681
1 Represents adjustments to provisional estimates recorded during the six months ended June 30, 2022 for the acquisition of North Avenue Capital, LLC (“NAC”).

3. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,761 and $9,792 at June 30, 2023 and December 31, 2022, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the six months ended June 30, 2023 or 2022, respectively. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized loss recognized on equity securities with a readily determinable fair value	$(157)	$(356)	$(31)	$(869)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $11,098 and $10,072 as of June 30, 2023 and December 31, 2022, respectively.
Securities Purchased Under Agreements to Resell

As of June 30, 2023, we held no securities purchased under agreements to resell and we recognized no interest income during the six months ended June 30, 2023 on securities purchased under agreements to resell. As of June 30, 2022, we held securities purchased under agreements to resell of $99.0 million and we recognized interest income of $585 thousand during the six months ended June 30, 2022 on securities purchased under agreements to resell. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
U.S. government agencies	$39,708	$4	$—	$—	$39,712
Corporate bonds	244,322	1,102	36,552	885	207,987
Municipal securities	46,818	—	3,653	—	43,165
Mortgage-backed securities	126,547	15	16,021	—	110,541
Collateralized mortgage obligations	507,796	—	51,972	—	455,824
Asset-backed securities	36,708	454	909	—	36,253
Collateralized loan obligations	69,750	—	2,187	—	67,563
	$1,071,649	$1,575	$111,294	$885	$961,045

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$35,198	$—	$6,495	$—	$28,703
Collateralized mortgage obligations	35,014	—	5,230	—	29,784
Municipal securities	112,763	—	12,483	—	100,280
	$182,975	$—	$24,208	$—	$158,767

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,195,694	$1,760	$101,162	$—	$1,096,292

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$36,342	$—	$6,753	$—	$29,589
Collateralized mortgage obligations	36,169	—	5,884	—	30,285
Municipal securities	113,657	6	14,756	—	98,907
	$186,168	$6	$27,393	$—	$158,781
Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations.
The Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $3,457 and $3,790 at June 30, 2023 and December 31, 2022, respectively.
The following tables disclose the Company’s AFS debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	June 30, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$88,314	$14,686	$97,892	$21,866	$186,206	$36,552
Municipal securities	24,483	351	18,682	3,302	43,165	3,653
Mortgage-backed securities	935	19	108,865	16,002	109,800	16,021
Collateralized mortgage obligations	52,483	2,853	403,341	49,119	455,824	51,972
Asset-backed securities	3,232	147	7,864	762	11,096	909
Collateralized loan obligations	—	—	67,563	2,187	67,563	2,187
	$169,447	$18,056	$704,207	$93,238	$873,654	$111,294

HTM
Mortgage-backed securities	$—	$—	$28,703	$6,495	$28,703	$6,495
Collateralized mortgage obligations	3,752	280	26,032	4,950	29,784	5,230
Municipal securities	21,077	225	79,203	12,258	100,280	12,483
	$24,829	$505	$133,938	$23,703	$158,767	$24,208

	December 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$197,946	$15,697	$15,568	$1,682	$213,514	$17,379
Municipal securities	33,919	848	8,813	3,350	42,732	4,198
Mortgage-backed securities	115,467	11,104	22,780	6,317	138,247	17,421
Collateralized mortgage obligations	482,358	42,553	71,198	13,296	553,556	55,849
Asset-backed securities	15,195	991	11,207	1,621	26,402	2,612
Collateralized loan obligations	23,673	1,328	42,375	2,375	66,048	3,703
	$868,558	$72,521	$171,941	$28,641	$1,040,499	$101,162

HTM
Mortgage-backed securities	$804	$85	$28,784	$6,668	$29,588	$6,753
Collateralized mortgage obligations	25,285	4,676	4,999	1,208	30,284	5,884
Municipal securities	85,671	11,411	9,161	3,345	94,832	14,756
	$111,760	$16,172	$42,944	$11,221	$154,704	$27,393

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
The number of AFS debt securities in an unrealized loss position totaled 148 and 175 at June 30, 2023 and December 31, 2022, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

The following table presents the activity in the allowance for credit losses for AFS debt securities:

	Six Months Ended June 30,
	2023	2022
Allowance for credit losses:
Beginning Balance	$—	$—
Credit Loss Expense	885	—
Allowance for credit losses ending balance	$885	$—

    The amortized costs and estimated fair values of AFS and HTM debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and collateralized loan obligations typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and collateralized loan obligations thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	June 30, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$39,708	$39,712	$—	$—
Due from one year to five years	43,578	44,452	454	440
Due from five years to ten years	191,277	157,406	13,168	12,744
Due after ten years	56,285	49,294	99,141	87,096
	330,848	290,864	112,763	100,280
Mortgage-backed securities and collateralized mortgage obligations	634,343	566,365	70,212	58,487
Asset-backed securities	36,708	36,253	—	—
Collateralized loan obligations	69,750	67,563	—	—
	$1,071,649	$961,045	$182,975	$158,767

	December 31, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	53,692	54,179	—	—
Due from five years to ten years	205,911	190,406	8,275	8,129
Due after ten years	58,462	53,351	105,382	90,778
	318,065	297,936	113,657	98,907
Mortgage-backed securities and collateralized mortgage obligations	765,864	692,617	72,511	59,874
Asset-backed securities	42,015	39,691	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,195,694	$1,096,292	$186,168	$158,781

Proceeds from sales of debt securities AFS and gross gains and losses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Proceeds from sales (1)	$109,793	$—
Gross realized losses (1)	5,321	—
(1) There were no proceeds from sales or gross realized losses for the three months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of June 30, 2023 and December 31, 2022.

4. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	June 30, 2023	December 31, 2022
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,659,700	$1,787,400
Farmland	51,663	43,500
1 - 4 family residential	923,442	894,456
Multi-family residential	592,473	322,679
Owner occupied commercial real estate (“OOCRE”)	671,602	715,829
Non-owner occupied commercial real estate (“NOOCRE”)	2,509,731	2,341,379
Commercial	2,850,084	2,942,348
MW	436,255	446,227
Consumer	11,189	7,806
	9,706,139	9,501,624

Deferred loan fees, net	(12,701)	(18,973)
ACL	(102,150)	(91,052)
Total LHI, net	9,591,288	9,391,599
Included in the total LHI, net, as of June 30, 2023 and December 31, 2022 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired in the approximate amounts of $6,798 and $8,260, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2023 and December 31, 2022 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans of $7,602 and $5,238, respectively. During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $167,847 as of June 30, 2023. The remaining net purchase discount of $3,683 and $4,135 is included in the total LHI, net, as of June 30, 2023 and December 31, 2022, respectively. No additional pooled residential real estate loans were purchased during the six months ended June 30, 2023.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended June 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$17,314	$168	$9,541	$3,484	$8,813	$26,238	$32,717	$419	$98,694
Credit loss (benefit) expense non-PCD loans	831	2	(331)	1,223	(1,286)	9,914	5,642	(45)	15,950
Credit (benefit) loss expense PCD loans	—	—	(2)	—	(8)	(212)	(728)	—	(950)
Charge-offs	—	—	—	—	—	(8,215)	(3,540)	(92)	(11,847)
Recoveries	—	—	1	—	—	150	106	46	303
Ending Balance	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$328	$102,150

	Three Months Ended June 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$8,883	$158	$6,134	$2,127	$7,423	$26,954	$20,084	$722	$72,485
Credit (benefit) loss expense non-PCD loans	1,428	(13)	1,919	59	185	725	3,068	1,718	9,089
Credit (benefit) loss expense PCD loans	(11)	—	—	—	—	—	1,178	(1,256)	(89)
Charge-offs	—	—	—	—	(244)	—	(528)	(1,091)	(1,863)
Recoveries	—	—	3	—	245	93	572	41	954
Ending Balance	$10,300	$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576

	Six Months Ended June 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$112	$91,052
Credit loss (benefit) expense non-PCD loans	5,071	43	(319)	2,100	(1,048)	9,415	8,638	318	24,218
Credit (benefit) expense PCD loans	(46)	—	(7)	—	(24)	(179)	(462)	—	(718)
Charge-offs	—	—	—	—	(116)	(8,215)	(4,591)	(154)	(13,076)
Recoveries	—	—	2	—	—	150	470	52	674
Ending Balance	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$328	$102,150

	Six Months Ended June 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit (benefit) loss expense non-PCD loans	3,022	(42)	2,143	(478)	997	(3,389)	7,112	2,340	11,705
Credit (benefit) loss expense PCD loans	(15)	—	(72)	—	(1,263)	673	(1,264)	(1,264)	(3,205)
Charge-offs	—	—	—	—	(1,585)	(553)	(3,822)	(1,225)	(7,185)
Recoveries	—	—	3	—	245	493	716	50	1,507
Ending Balance	$10,300	$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576
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

	June 30, 2023		December 31, 2022
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
OOCRE	$1,157	$—	$1,193	$129
NOOCRE	32,897	1,939	20,896	2,138
Commercial	2,317	589	1,240	396
Mortgage warehouse	208	208	—	—
Consumer	—	—	15	—
Total	$36,579	$2,736	$23,344	$2,663
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
Nonaccrual loans aggregated by class of loans, as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Real estate:
1 - 4 family residential	$1,231	$1,231	$862	$862
OOCRE	10,287	10,287	9,737	8,545
NOOCRE	32,981	25,049	21,377	13,178
Commercial	23,007	1,953	11,397	2,521
MW	208	—	—	—
Consumer	62	62	169	169
Total	$67,776	$38,582	$43,542	$25,275
    There were $7,736 and $8,545 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at June 30, 2023 and December 31, 2022, respectively.
    During the three and six months ended June 30, 2023, interest income not recognized on nonaccrual loans was $1,996 and $2,768, respectively. During the three and six months ended June 30, 2022, interest income not recognized on non accrual loans was $589 and $1,478, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$—	$—	$—	$—	$1,659,700	$—	$1,659,700	$—
Farmland	—	—	—	—	51,663	—	51,663	—
1 - 4 family residential	2,867	306	996	4,169	918,174	1,099	923,442	197
Multi-family residential	—	—	—	—	592,473	—	592,473	—
OOCRE	4,225	33	1,157	5,415	647,637	18,550	671,602	—
NOOCRE	11,970	—	21,569	33,539	2,462,065	14,127	2,509,731	—
Commercial	1,908	18,441	16,462	36,811	2,809,846	3,427	2,850,084	302
MW	—	—	208	208	436,047	—	436,255	—
Consumer	74	43	29	146	11,026	17	11,189	29
Total	$21,044	$18,823	$40,421	$80,288	$9,588,631	$37,220	$9,706,139	$528
(1) Total past due loans includes $15 of PCD loans as of June 30, 2023.
(2) Loans 90 days past due and still accruing excludes $795 of PCD loans as of June 30, 2023.

	December 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$1,121	$2,111	$—	$3,232	$1,782,624	$1,544	$1,787,400	$—
Farmland	—	—	—	—	43,500	—	43,500	—
1 - 4 family residential	4,319	129	499	4,947	888,329	1,180	894,456	123
Multi-family residential	1,000	—	—	1,000	321,679	—	322,679	—
OOCRE	3,342	1,186	1,193	5,721	690,291	19,817	715,829	—
NOOCRE	5,156	—	20,896	26,052	2,302,579	12,748	2,341,379	—
Commercial	3,088	2,188	1,675	6,951	2,931,696	3,701	2,942,348	—
MW	—	—	—	—	446,227	—	446,227	—
Consumer	352	—	45	397	7,386	23	7,806	2
Total	$18,378	$5,614	$24,308	$48,300	$9,414,311	$39,013	$9,501,624	$125
(1) Total past due loans includes $13,178 of PCD loans as of December 31, 2022.
(2) Loans 90 days past due and still accruing excludes $2,004 of PCD loans and $669 of PPP loans as of December 31, 2022.

There were $528 loans past due 90 days and still accruing as of June 30, 2023. Loans past due 90 days and still accruing were $125 as of December 31, 2022. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2023:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Impact
1-4 Family Residential Rentals[1]	$41,497	4.5%	Reduced weighted-average contractual interest rate from floating 7.5% to fixed 6.0%
1 1-4 Family Residential Rentals is included in the 1-4 family residential loan portfolio and is reported as such in accordance with Federal Financial Institutions Examination Counsel guidelines.

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$8,887	0.4%	Principal and interest deferred over three months
Commercial	873	—%	Principal and interest deferred over three months
	$9,760
No modifications to borrowers in financial difficulty had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty:
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
1-4 Family Residential Rentals	$41,497	$—	$—	$—
NOOCRE	8,887	—	—	—
Commercial	873	—	—	—
Total	$51,257	$—	$—	$—
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications (“TLM”) as of June 30, 2023 or December 31, 2022.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2023
Construction and land:
Pass	$28,704	$605,749	$600,551	$153,453	$3,671	$14,393	$184,343	$502	$1,591,366
Special mention	—	2,377	3,795	3,065	25,766	—	—	—	35,003
Substandard	—	—	7,809	25,522	—	—	—	—	33,331
Total construction and land	$28,704	$608,126	$612,155	$182,040	$29,437	$14,393	$184,343	$502	$1,659,700
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,035	$2,487	$22,399	$18,265	$18	$5,009	$1,450	$—	$51,663
Total farmland	$2,035	$2,487	$22,399	$18,265	$18	$5,009	$1,450	$—	$51,663
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$29,388	$145,300	$200,696	$84,769	$39,868	$284,326	$129,061	$5,360	$918,768
Special mention	—	—	—	—	—	264	—	—	264
Substandard	—	145	725	—	129	1,780	532	—	3,311
PCD	—	—	—	—	—	1,099	—	—	1,099
Total 1 - 4 family residential	$29,388	$145,445	$201,421	$84,769	$39,997	$287,469	$129,593	$5,360	$923,442
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$5,160	$77,025	$208,657	$196,218	$8,223	$19,953	$48,358	$26	$563,620
Special mention	—	—	—	—	—	26,916	—	—	26,916
Substandard	—	—	—	—	1,937	—	—	—	1,937
Total multi-family residential	$5,160	$77,025	$208,657	$196,218	$10,160	$46,869	$48,358	$26	$592,473
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$20,974	$154,657	$103,045	$94,722	$42,152	$185,144	$3,388	$12,665	$616,747
Special mention	—	9,378	1,028	717	1,921	185	—	2,730	15,959
Substandard	—	—	273	1,366	—	18,674	—	33	20,346
PCD	—	—	—	—	—	18,550	—	—	18,550
Total OOCRE	$20,974	$164,035	$104,346	$96,805	$44,073	$222,553	$3,388	$15,428	$671,602
OOCRE gross charge-offs	$—	$—	$—	$5	$5	$106	$—	$—	$116

NOOCRE:
Pass	$47,715	$732,050	$540,159	$259,281	$155,272	$449,700	$34,323	$12,736	$2,231,236
Special mention	—	3,731	39,981	25,209	41,337	54,229	—	—	164,487
Substandard	—	—	2,764	—	1,265	88,168	—	7,684	99,881
PCD	—	—	—	—	—	14,127	—	—	14,127
Total NOOCRE	$47,715	$735,781	$582,904	$284,490	$197,874	$606,224	$34,323	$20,420	$2,509,731
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$8,215	$—	$—	$8,215

Commercial:
Pass	$126,009	$365,055	$117,959	$60,365	$50,341	$59,030	$1,961,574	$5,505	$2,745,838
Special mention	—	14,612	533	1,704	1,292	1,244	24,525	—	43,910
Substandard	—	18,065	19	5,402	2,534	10,968	16,575	3,346	56,909
PCD	—	—	—	—	—	3,427	—	—	3,427
Total commercial	$126,009	$397,732	$118,511	$67,471	$54,167	$74,669	$2,002,674	$8,851	$2,850,084
Commercial gross charge-offs	$—	$—	$—	$48	$479	$4,064	$—	$—	$4,591

MW:
Pass	$3,927	$61,548	$182	$205	$665	$170	$369,350	$—	$436,047
Special mention	—	—	—	—	—	208	—	—	208
Total MW	$3,927	$61,548	$182	$205	$665	$378	$369,350	$—	$436,255
Mortgage warehouse gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,818	$1,304	$372	$726	$138	$1,916	$1,704	$—	$10,978
Special mention	—	—	—	—	—	53	—	—	53
Substandard	—	29	—	—	14	98	—	—	141
PCD	—	—	—	—	—	17	—	—	17
Total consumer	$4,818	$1,333	$372	$726	$152	$2,084	$1,704	$—	$11,189
Consumer gross charge-offs	$—	$—	$—	$—	$—	$154	$—	$—	$154

Total Pass	$268,730	$2,145,175	$1,794,020	$868,004	$300,348	$1,019,641	$2,733,551	$36,794	$9,166,263
Total Special Mention	—	30,098	45,337	30,695	70,316	83,099	24,525	2,730	286,800
Total Substandard	—	18,239	11,590	32,290	5,879	119,688	17,107	11,063	215,856
Total PCD	—	—	—	—	—	37,220	—	—	37,220
Total	$268,730	$2,193,512	$1,850,947	$930,989	$376,543	$1,259,648	$2,775,183	$50,587	$9,706,139
Total gross charge-offs	$—	$—	$—	$53	$484	$12,539	$—	$—	$13,076
1 Term loans amortized cost basis by origination year excludes $12,701 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$347,855	$709,208	$378,229	$69,241	$30,673	$14,025	$215,263	$140	$1,764,634
Special mention	—	18,662	2,560	—	—	—	—	—	21,222
Substandard	—	—	—	—	—	—	—	—	—
PCD	—	—	—	—	—	1,544	—	—	1,544
Total construction and land	$347,855	$727,870	$380,789	$69,241	$30,673	$15,569	$215,263	$140	$1,787,400

Farmland:
Pass	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
PCD	—	—	—	—	—	—	—	—	—
Total farmland	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500

1 - 4 family residential:
Pass	$135,006	$188,635	$87,861	$43,293	$41,960	$257,768	$86,900	$726	$842,149
Special mention	—	—	—	—	—	278	26,068	—	26,346
Substandard	—	184	—	—		1,028	23,569	—	24,781
PCD	—	—	—	—	—	1,180	—	—	1,180
Total 1 - 4 family residential	$135,006	$188,819	$87,861	$43,293	$41,960	$260,254	$136,537	$726	$894,456

Multi-family residential:
Pass	$72,044	$80,793	$110,426	$8,402	$32,822	$2,494	$—	$—	$306,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,954	13,744	—	—	—	15,698
PCD	—	—	—	—	—	—	—	—	—
Total multi-family residential	$72,044	$80,793	$110,426	$10,356	$46,566	$2,494	$—	$—	$322,679

OOCRE:
Pass	$191,044	$106,698	$84,230	$43,965	$49,461	$167,968	$5,225	$—	$648,591
Special mention	—	2,321	1,409	1,964	—	3,447	—	45	9,186
Substandard	—	—	—	—	23,231	15,004	—	—	38,235
PCD	—	—	—	—	—	19,817	—	—	19,817
Total OOCRE	$191,044	$109,019	$85,639	$45,929	$72,692	$206,236	$5,225	$45	$715,829

NOOCRE:

Pass	$752,476	$531,735	$215,076	$149,246	$196,424	$305,434	$16,642	$465	$2,167,498
Special mention	—	—	22,774	19,464	12,274	51,451	—	—	105,963
Substandard	—	—	—	1,310	7,659	46,201	—	—	55,170
PCD	—	—	—	—	12,697	51	—	—	12,748
Total NOOCRE	$752,476	$531,735	$237,850	$170,020	$229,054	$403,137	$16,642	$465	$2,341,379

Commercial:
Pass	$473,084	$132,396	$90,543	$83,996	$40,030	$31,269	$1,906,074	$553	$2,757,945
Special mention	—	666	—	4,543	7,385	270	114,447	—	127,311
Substandard	17,894	4,058	5,189	4,195	10,954	4,732	6,292	77	53,391
PCD	—	—	—	—	273	3,428	—	—	3,701
Total commercial	$490,978	$137,120	$95,732	$92,734	$58,642	$39,699	$2,026,813	$630	$2,942,348

MW:
Pass	$—	$—	$—	$—	$—	$—	$444,393	$—	$444,393
Special mention	—	—	—	—	—	—	1,626	—	1,626
Substandard	—	—	—	—	46	162	—	—	208
Total MW	$—	$—	$—	$—	$46	$162	$446,019	$—	$446,227

Consumer:
Pass	$1,965	$452	$872	$216	$135	$2,298	$1,618	$—	$7,556
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	—	169	—	—	169
PCD	—	—	—	—	—	23	—	—	23
Total consumer	$1,965	$452	$872	$216	$135	$2,548	$1,618	$—	$7,806

Total Pass	$1,976,020	$1,766,159	$985,767	$398,380	$391,505	$786,325	$2,677,207	$1,884	$8,983,247
Total Special Mention	—	21,649	26,743	25,971	19,659	55,504	142,141	45	291,712
Total Substandard	17,894	4,242	5,189	7,459	55,634	67,296	29,861	77	187,652
Total PCD	—	—	—	—	12,970	26,043	—	—	39,013
Total	$1,993,914	$1,792,050	$1,017,699	$431,810	$479,768	$935,168	$2,849,209	$2,006	$9,501,624
1 Term loans amortized cost basis by origination year excludes $18,973 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $587,529 and $520,593 as of June 30, 2023 and 2022, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$15,248	$18,168	$14,880	$17,705
Increase from loan sales	814	207	1,773	1,698
Servicing asset net recoveries, (net impairment)	438	(1,603)	862	(1,883)
Amortization charged as a reduction to income	(1,577)	(1,092)	(2,592)	(1,840)
Balance at end of period	$14,923	$15,680	$14,923	$15,680
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2023 and 2022 there was a valuation allowance of $1,589 and $2,511, respectively.

The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2023 and December 31, 2022.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SBA LHI principal sold	$590	$11,511	$6,930	$15,886
Gain on sale of SBA LHI	431	1,186	579	1,719
USDA LHI principal sold	18,638	500	62,640	20,500
Gain on sale of USDA LHI	2,679	80	9,663	3,708

5. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$961,045	$—	$961,045
Equity securities with a readily determinable fair value	9,761	—	—	9,761
LHFS(1)	—	28,691	—	28,691
Interest rate swap designated as hedging instruments	—	25,041	—	25,041
Correspondent interest rate swaps not designated as hedging instruments	—	41,369	—	41,369
Customer interest rate swaps not designated as hedging instruments	—	479	—	479
Correspondent interest rate caps and collars not designated as hedging instruments	—	2,152	—	2,152
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$55,057	$—	$55,057
Correspondent interest rate swaps not designated as hedging instruments	—	581	—	581
Customer interest rate swaps not designated as hedging instruments	—	40,755	—	40,755
Customer interest rate caps and collars not designated as hedging instruments	—	2,152	—	2,152
1) Represents LHFS elected to be carried at fair value.

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,096,292	$—	$1,096,292
Equity securities with a readily determinable fair value	9,792	—	—	9,792
PPP loans	—	—	1,995	1,995
LHFS(1)	—	19,775	—	19,775
Interest rate swap designated as hedging instruments	—	26,523	—	26,523
Correspondent interest rate swaps not designated as hedging instruments	—	38,839	—	38,839
Customer interest rate swaps not designated as hedging instruments	—	1,004	—	1,004
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$54,171	$—	$54,171
Correspondent interest rate swaps not designated as hedging instruments	—	1,126	—	1,126
Customer interest rate swaps not designated as hedging instruments	—	38,188	—	38,188
Customer interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition..
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2023 and December 31, 2022.
The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,674	$7,674
Servicing assets with a valuation allowance	—	—	7,396	7,396
As of December 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,969	$7,969
Servicing assets with a valuation allowance	—	—	10,984	10,984
At June 30, 2023, collateral dependent loans with an allowance had a recorded investment of $10,410, with $2,736 specific allowance for credit loss allocated. At December 31, 2022, collateral dependent loans with an allowance had a carrying value of $10,632, with $2,663 of specific allowance for credit loss allocated.
At June 30, 2023, servicing assets of $8,985 had a valuation allowance totaling $1,589. At December 31, 2022, servicing assets of $13,435 had a valuation allowance totaling $2,451.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.

Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2023 and December 31, 2022 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$663,921	$—	$663,921	$—
HTM debt securities	182,975	—	158,767	—
LHFS(1)	1,185	—	—	1,185
LHI(2)	9,583,614	—	—	9,386,165
Accrued interest receivable	42,637	—	42,637	—
BOLI	84,375	—	84,375	—
Servicing asset	7,527	—	7,527	—
Equity securities without a readily determinable fair value	11,098	N/A	N/A	N/A
FHLB and FRB stock	117,017	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,233,909	$—	$8,414,776	$—
Advances from FHLB	1,325,000	—	1,324,267	—
Accrued interest payable	29,511	—	29,511	—
Subordinated debentures and subordinated notes	229,279	—	229,279	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$436,077	$—	$436,077	$—
HTM debt securities	186,168	—	158,781	—
Securities purchased under agreements to resell	—	—	—	—
LHFS(1)	866	—	866	—
LHI(2)	9,399,614	—	—	9,163,616
Accrued interest receivable	44,035	—	44,035	—
BOLI	84,496	—	84,496	—
Servicing asset	3,896	—	3,896	—
Equity securities without a readily determinable fair value	10,072	N/A	N/A	N/A
FHLB and FRB stock	101,568	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,123,234	$—	$8,341,419	$—
Advances from FHLB	1,175,000	—	1,156,852	—
Accrued interest payable	8,795	—	8,795	—
Subordinated debentures and subordinated notes	228,775	—	228,775	—
Securities sold under agreement to repurchase	—	—	—	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2023 and December 31, 2022 are as shown in the table below.

	June 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$18,627	$—	$250,000	$21,234	$—
Interest rate swaps on customer loan interest payments	375,000	—	48,297	375,000	—	49,211
Interest rate collars on customer loan interest payments	450,000	1,087	6,760	450,000	3,267	4,960
Interest rate floor on customer loan interest payments	200,000	5,327	—	100,000	2,022	—
Total derivatives designated as hedging instruments	$1,275,000	$25,041	$55,057	$1,175,000	$26,523	$54,171

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$874,222	$41,369	$581	$805,311	$38,839	$1,126
Interest rate caps and corridors	111,270	2,152	—	68,370	1,494	—
Commercial customer counterparty:
Interest rate swaps	874,222	479	40,755	805,311	1,004	38,188
Interest rate caps and corridors	111,270	—	2,152	68,370	—	1,494
Total derivatives not designated as hedging instruments	$1,970,984	$44,000	$43,488	$1,747,362	$41,337	$40,808
Offsetting derivative assets/liabilities	—	(33,158)	(33,158)	—	(30,982)	(30,982)
Total derivatives	$3,245,984	$35,883	$65,387	$2,922,362	$36,878	$63,997

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and six months ended June 30, 2023 and 2022 were as follows.

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,094)	$1,094	Interest Expense	$(1,094)	$1,094	Interest Expense
Interest rate swap on money market deposit account payments	1,370	2,866	Interest Expense	2,323	229	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(15,309)	(4,706)	Interest Income	(12,801)	499	Interest Income
Total	$(15,033)	$(746)		$(11,572)	$1,822

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$983			$1,407

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(2,176)	$2,176	Interest Expense	$(1,358)	$1,358	Interest Expense
Interest rate swap on money market deposit account payments	(2,607)	5,434	Interest Expense	11,712	58	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(3,171)	(8,513)	Interest Income	(35,307)	1,577	Interest Income
Total	$(7,954)	$(903)		$(24,953)	$2,993

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,196			$2,126

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$874,222	2.41% - 7.37%	LIBOR 1 month + 3.0% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.6 years	$(40,276)
Interest rate caps and corridors	$111,270	3.50% - 5.90%	SOFR CME 1 month + 0.0%	Wtd. Avg. 1.3 years	$(2,152)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$874,222	2.41% - 7.37%	LIBOR 1 month + 3.0% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.6 years	$40,788
Interest rate caps and corridors	$111,270	3.50% - 5.90%	SOFR CME 1 month + 0.0%	Wtd. Avg. 1.3 years	$2,152

	December 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$(37,183)
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$(1,494)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$37,713
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$1,494

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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Commitments to extend credit	$3,606,714	$4,511,671
MW commitments	984,453	1,088,558
Standby and commercial letters of credit	102,935	98,179
Total	$4,694,102	$5,698,408
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance for ACL on unfunded commitments	$11,583	$9,759	$10,086	$9,266
(Benefit) provision for credit losses on unfunded commitments	(1,129)	—	368	493
Ending balance of ACL on unfunded commitments	$10,454	$9,759	$10,454	$9,759

8. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and six months ended June 30, 2023 and 2022.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2023 and 2022, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,000	$10.43
Outstanding and exercisable at June 30, 2022	1,000	$10.43	1.07

Outstanding at January 1, 2023	1,000	$10.43	1.07	$147
Exercised	(1,000)	10.43
Outstanding and exercisable at June 30, 2023	—	$—	—	$—

As of June 30, 2023, December 31, 2022 and June 30, 2022 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the six months ended June 30, 2023 and 2022 is presented below:

	Fair Value of Options Exercised as of June 30,
	2023	2022
Nonperformance-based stock options exercised	$16	$—
2022 Equity Plan and Green Acquired Omnibus Plans
Grants of Restricted Stock Units
    During the three and six months ending June 30, 2023, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the six months ending June 30, 2023 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2022 Equity Plan	$2,680	$2,444	$5,145	$5,348
Veritex (Green) 2014 Plan	487	200	909	614
2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of June 30, 2023 and 2022, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	710,043	$24.38
Exercised	(38,128)	23.34
Outstanding at June 30, 2022	672,415	$24.44	6.40
Options exercisable at June 30, 2022	541,737	$24.53	6.14

Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(17,285)	18.29
Outstanding at June 30, 2023	634,739	$24.63	5.09 years	$96
Options exercisable at June 30, 2023	608,739	$24.79	5.03 years	$93

As of June 30, 2023, December 31, 2022 and June 30, 2022, there was $75, $172 and $50 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at June 30, 2023 is expected to be recognized over the remaining weighted average requisite service period of 0.01 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of June 30, 2023 and 2022, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	598,051	$23.39
Granted	238,455	38.91
Vested into shares	(112,695)	25.76
Forfeited	(6,142)	31.22
Outstanding at June 30, 2022	717,669	$28.14

Outstanding at January 1, 2023	955,104	$28.38
Granted	273,086	27.84
Vested into shares	(184,337)	29.87
Forfeited	(22,887)	32.30
Outstanding at June 30, 2023	1,020,966	$27.88

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of June 30, 2023 and 2022, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance conditions met	31,655	—
Vested into shares	(94,991)	21.49
Forfeited	—	—
Outstanding at June 30, 2022	132,564	$30.15

Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.90
Outstanding at June 30, 2023	129,768	$30.28
As of June 30, 2023, December 31, 2022 and June 30, 2022, there was $19,074, $17,160 and $1,207 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at June 30, 2023 is expected to be recognized over the remaining weighted average requisite service period of 0.90 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the six months ended June 30, 2023 and 2022 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2023	2022
Non-performance-based stock options exercised	66	1,562
RSUs vested	3,125	3,325
PSUs vested	1,070	2,270
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of June 30, 2023 and 2022, and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	217,804	$19.62
Exercised	(58,642)	19.21
Outstanding at June 30, 2022	158,372	$19.76	5.65
Options exercisable at June 30, 2022	149,646	$19.11	5.52

Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(505)	21.38
Exercised	(13,266)	22.74
Outstanding at June 30, 2023	141,441	$21.86	4.28 years	$266
Options exercisable at June 30, 2023	141,441	$21.86	4.28 years	$266
Weighted average fair value of options granted during the period		$—
As of June 30, 2023 and December 31, 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. As of June 30, 2022 there was $470 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of June 30, 2023 and 2022 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(4,922)	29.13
Outstanding at June 30, 2022	89,162	$21.55

Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at June 30, 2023	64,719	$18.26

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of June 30, 2023 and 2022 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	—
Vested into shares	(31,703)	19.69
Outstanding at June 30, 2022	19,173	$29.26

Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at June 30, 2023	10,642	$31.93
As of June 30, 2023, December 31, 2022 and June 30, 2022, there was $2,730, $3,825, and $16,855, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 2.17 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the six months ended June 30, 2023 and 2022 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2023	2022
Non-performance-based stock options exercised	$18	$2,229
RSUs vested	2,091	718
PSU vested	227	624
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of June 30, 2023 and 2022, and changes during the six months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	66,143	$12.56
Exercised	(1,746)	13.20
Outstanding at June 30, 2022	64,397	$12.55	1.70 years

Outstanding at January 1, 2023	43,162	$13.11
Exercised	(29,630)	13.22
Outstanding at June 30, 2023	13,532	$12.86	3.69 years	$678,601
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the six months ended June 30, 2023 and 2022 presented below:

	Fair Value of Options Exercised as of June 30,
	2023	2022
Nonperformance-based stock options exercised	365	—

9. Income Taxes
    Income tax expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense for the period	$9,725	$8,079	$20,737	$16,181
Effective tax rate	22.4%	21.4%	22.3%	20.4%
For the three months ended June 30, 2023, the Company had an effective tax rate of 22.4%. The Company had a net discrete tax expense of $41 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended June 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 22.3% for the three months ended June 30, 2023.

For the three months ended June 30, 2022, the Company had an effective tax rate of 21.4%. The Company had a net discrete tax benefit of $91 thousand primarily associated with the recognition an excess tax benefit realized on share-based payment awards during the three months ended June 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.7% for the three months ended June 30, 2022.
For the six months ended June 30, 2023, the Company had an effective tax rate of 22.3%. The Company had a net discrete tax expense of $153 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the six months ended June 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 22.2% for the six months ended June 30, 2023.
For the six months ended June 30, 2022, the Company had an effective tax rate of 20.4%. The Company had a net discrete tax benefit of $1.1 million associated with the recognition of an excess tax benefit realized on share-based payment awards during the six months ended June 30, 2022 . Excluding this discrete tax item, the Company had an effective tax rate of 21.8% for the six months ended June 30, 2022.

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

As a result of our no longer using the Community Bank Leverage Ratio (“CBLR”) framework, we are subject to various quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital to risk-weighted assets (“RWA”), and of Tier 1 capital to average assets. The capital rules implementing Basel III also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios, and a banking organization with any risk-based capital ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Additionally, to be categorized as “well capitalized,” a bank that does not operate under the CBLR framework is required to maintain minimum total risk-based common equity Tier 1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of June 30, 2023 and December 31, 2022, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since June 30, 2023 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total capital (to RWA)
Company	$1,468,808	12.51%	$939,286	8.0%	$1,174,107	10.0%
Bank	1,448,929	12.35	938,577	8.0	1,173,222	10.0
Tier 1 capital (to RWA)
Company	1,175,474	10.01	704,580	6.0	704,580	6.0
Bank	1,354,077	11.54	704,026	6.0	938,702	8.0
Common equity tier 1 (to RWA)
Company	1,145,695	9.76	528,241	4.5	n/a	n/a
Bank	1,354,077	11.54	528,020	4.5	762,695	6.5
Tier 1 capital (to average assets)
Company	1,175,474	9.80	479,785	4.0	n/a	n/a
Bank	1,354,077	11.30	479,319	4.0	599,149	5.0
As of December 31, 2022
Total capital (to RWA)
Company	$1,395,904	11.63%	$960,209	8.0%	n/a	n/a
Bank	1,368,082	11.41	959,216	8.0	$1,199,020	10.0%
Tier 1 capital (to RWA)
Company	1,121,021	9.34	720,142	6.0	n/a	n/a
Bank	1,291,288	10.77	719,381	6.0	959,174	8.0
Common equity tier 1 (to RWA)
Company	1,091,353	9.09	540,274	4.5	n/a	n/a
Bank	1,291,288	10.77	539,535	4.5	779,329	6.5
Tier 1 capital (to average assets)
Company	1,121,021	9.82	456,628	4.0	n/a	n/a
Bank	1,291,288	11.32	456,286	4.0	570,357	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $20,000 were paid by the Bank to the Holdco during the three and six months ending June 30, 2023. No dividends were paid by the Bank to the Holdco during the three and six months ended June 30, 2022.

Dividends of $10,850, or $0.20 per outstanding share, and $21,687, or $0.40 per outstanding share on the applicable record date, were paid by the Company during the three and six months ended June 30, 2023, respectively. Dividends of $10,792, or $0.20 per outstanding share, and $20,705, or $0.40 per outstanding share on the applicable record date, were paid by the Company during the three and six months ended June 30, 2022, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.35% as of June 30, 2023.

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

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 1.2% as compared to December 31, 2022, to $9.23 billion at June 30, 2023 as we experienced minimal deposit outflow in the second quarter of 2023. In March of 2023, the Federal Reserve established a Bank Term Funding Program to offer loans of up to one year to eligible depository institutions pledging qualifying assets as collateral. These assets will be valued at par. The Company signed up for the program; however, the Company has not utilized the program to date. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized with CET1 at 9.76% as of June 30, 2023.

In accordance with Item 303(c) of Regulation S-K, the Company is providing a comparison of the quarter ended June 30, 2023 against the preceding sequential quarter. The Company believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.

Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023

General

    Net income for the three months ended June 30, 2023 was $33.7 million, a decrease of $4.7 million, or 12.2%, from net income of $38.4 million for the three months ended March 31, 2023.
    Basic EPS for the three months ended June 30, 2023 was $0.62, a decrease of $0.09 from $0.71 for the three months ended March 31, 2023, respectively. Diluted EPS for the three months ended June 30, 2023 was $0.62, a decrease of $0.08 from $0.70 for the three months ended March 31, 2023.
Net Interest Income

For the three months ended June 30, 2023, net interest income totaled $100.8 million and net interest margin and net interest spread were 3.51% and 2.50%, respectively. For the three months ended March 31, 2023, net interest income totaled $103.4 million and net interest margin and net interest spread were 3.69% and 2.74%, respectively. The decrease in net interest income was primarily due to an increase in interest expense of $3.1 million in transaction and savings deposits, a $7.1 million increase in certificates and other time deposits, and a $5.2 million increase in advances from FHLB, offset by an increase in interest income of $12.0 million on loans during the three months ended June 30, 2023, compared to the three months ended March 31, 2023. Net interest margin decreased 18 bps to 3.51% from 3.69% for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily due to the increase in funding costs on deposits and FHLB borrowing costs, partially offset by an increase in loan yields and average balances during the three months ended June 30, 2023. As a result, the average cost of interest-bearing deposits increased to 3.61% for the three months ended June 30, 2023 from 2.92% for the three months ended March 31, 2023.

For the three months ended June 30, 2023, interest expense totaled $81.7 million and the average rate paid on interest-bearing liabilities was 3.86%. For the three months ended March 31, 2023, interest expense totaled $66.2 million and the average rate paid on interest-bearing liabilities was 3.32%. The quarter-over-quarter increase was primarily due to increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Federal Funds Rate.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2023 and three months ended March 31, 2023, interest income not recognized on nonaccrual loans was $2.0 million and $772 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,			For the Three Months Ended March 31,
	2023			2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,285,550	$158,685	6.85%	$9,141,137	$146,801	6.51%
LHI, MW	371,763	5,042	5.44	360,172	4,906	5.52
Debt Securities	1,133,845	10,166	3.60	1,252,457	10,988	3.56
Interest-earning deposits in other banks	583,818	7,507	5.16	478,345	5,534	4.69
Equity securities and other investments	137,868	1,118	3.25	124,985	1,408	4.57
Total interest-earning assets	11,512,844	182,518	6.36	11,357,096	169,637	6.06
ACL	(102,559)			(92,664)
Noninterest-earning assets	939,938			949,881
Total assets	$12,350,223			$12,214,313

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$3,919,745	$32,957	3.37%	$4,150,995	$29,857	2.92%
Certificates and other time deposits	2,873,548	28,100	3.92	2,588,728	20,967	3.28
Advances from FHLB	1,472,912	17,562	4.78	1,122,683	12,358	4.46
Subordinated debentures and subordinated debt	229,151	3,068	5.37	231,251	3,066	5.38
Total interest-bearing liabilities	8,495,356	81,687	3.86	8,093,657	66,248	3.32

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,175,002			2,470,700
Other liabilities	169,240			173,380
Total liabilities	10,839,598			10,737,737
Stockholders’ equity	1,510,625			1,476,576
Total liabilities and stockholders’ equity	12,350,223			12,214,313
Net interest rate spread(2)			2.50%			2.74%
Net interest income		$100,831			$103,389
Net interest margin(3)			3.51%			3.69%
(1) Includes average outstanding balances of LHFS of $23,374 and $19,679 for the three months ended June 30, 2023 and three months ended March 31, 2023, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	June 30, 2023 vs. March 31, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$2,319	$9,565	$11,884
LHI, MW	158	(22)	136
Debt Securities	(1,041)	219	(822)
Equity securities and other investments	1,220	753	1,973
Interest-bearing deposits in other banks	145	(435)	(290)
Total increase in interest income	2,801	10,080	12,881
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	(1,663)	4,763	3,100
Certificates and other time deposits	2,307	4,826	7,133
Advances from FHLB	3,855	1,349	5,204
Subordinated debentures and subordinated notes	(28)	30	2
Total increase in interest expense	4,471	10,968	15,439
Increase in net interest income	$(1,670)	$(888)	$(2,558)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $15.0 million for the three months ended June 30, 2023, compared to $9.4 million provision for the three months ended March 31, 2023. The increase was primarily attributable to an increase in general reserves as a result of changes in economic factors, qualitative factors and specific reserves on loans that not share similar risk characteristics. For the three months ended June 30, 2023, we also recorded $1.1 million benefit for unfunded commitments, compared to a $1.5 million provision for unfunded commitments for the three months ended March 31, 2023. The main driver for the benefit for unfunded commitments is reduction of unfunded commitments quarter over quarter.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	June 30,	March 31,	Increase
	2023	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,272	$5,017	$255
Loan fees	1,520	2,064	(544)
Loss on sales of debt securities	—	(5,321)	5,321
Gain on sales of mortgage LHFS	40	6	34
Government guaranteed loan income, net	4,144	9,688	(5,544)
Equity method investment income (loss)	485	(1,521)	2,006
Customer swap income	961	217	744
Other	1,270	3,381	(2,111)
Total noninterest income	$13,692	$13,531	$161
Noninterest income for the three months ended June 30, 2023 increased $161 thousand, or 1.2%, to $13.7 million compared to noninterest income of $13.5 million for the three months ended March 31, 2023. The primary drivers of the increase were as follows.
Loss on sales of debt securities. Their were no securities sold during the three months ended June 30, 2023, compared to a $5.3 million loss on sales of investment securities recorded during the three months ended March 31, 2023 due to the Company selling $116.2 million of investment securities in early March 2023.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $5.5 million, or 57.2%, for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, was primarily due to a $3.8 million decrease in the fair value of government guaranteed loans, including held for sale loans, and a decrease of $1.7 million on the gain on sale of SBA and U.S. Department of Agriculture (“USDA”) loans.
Equity method investment income (loss). Equity method investment income (loss) is comprised of income recorded on equity method investments, specifically our investment in Thrive Mortgage, LLC (“Thrive”), of which the Bank holds a 49% equity method interest. During the three months ended June 30, 2023, the Company recorded income from this investment of $485 thousand compared to a loss from this investment of $1.5 million during the three months ended March 31, 2023. The increase in income is a result of Thrive's continued focus on expense reduction across the corporation and exiting long dated locks, which are no longer being entered into.
Customer swap income. The increase in customer swap income of $744 thousand, or 342.9%, during the three months ended June 30, 2023, compared to the three months ended March 31, 2023, was primarily due to the increase in trade executions.
Other. The decrease in other noninterest income of $2.1 million, or 62.4%, during the three months ended June 30, 2023, compared to the three months ended March 31, 2023, was primarily due to a decrease of $912 thousand in BOLI income due to a death claim recognized during the first quarter of 2023, an increase of $549 thousand of servicing asset amortization, net of recoveries, and an increase of $283 thousand in loss on equity market securities. The remaining changes were nominal amongst individual other noninterest income accounts.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the For the		Increase (Decrease)
	Three Months Ended
	June 30,	March 31,
	2023	2023
	(In thousands)
Salaries and employee benefits	$28,650	$31,865	$(3,215)
Occupancy and equipment	4,827	4,973	(146)
Professional and regulatory fees	6,868	4,389	2,479
Data processing and software expense	4,709	4,720	(11)
Marketing	2,627	1,779	848
Amortization of intangibles	2,468	2,495	(27)
Telephone and communications	355	478	(123)
Other	6,693	5,916	777
Total noninterest expense	$57,197	$56,615	$582

Noninterest expense for the three months ended June 30, 2023 increased $582 thousand, or 1.0%, to $57.2 million compared to noninterest expense of $56.6 million for the three months ended March 31, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $28.7 million for the three months ended June 30, 2023, a decrease of $3.2 million, or 10.1%, compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $2.9 million decrease in lender incentives driven by a decrease in loan production and an $805 thousand decrease in payroll tax expenses, partially offset by a $437 thousand increase in severance expenses.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC’s assessment fees. The increase of $2.5 million, or 56.5%, for the three months ended June 30, 2023 was primarily attributable to increases in FDIC assessment fees of $1.7 million due to an increase in asset size and legal and professional fees of $725 thousand, compared to the three months ended March 31, 2023.

Marketing. This category of expenses includes expenses related to advertising and promotions expenses and other marketing expenses, which increased $848 thousand for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. This increase is primarily due to a $791 thousand increase in advertising and promotions expenses during the three months ended June 30, 2023, compared to the three months ended March 31, 2023.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $6.7 million for the three months ended June 30, 2023, compared to $5.9 million for the three months ended March 31, 2023, an increase of $777 thousand, or 13.1%. This increase was primarily due to an increase of $1.0 million in miscellaneous expenses, partially offset by a decrease of $185 thousand in loan fee expenses and a decrease of $117 thousand in ATM and debit card expenses, during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The remaining changes were nominal amongst individual noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023, we did not believe a valuation allowance was necessary.

For the three months ended June 30, 2023, income tax expense totaled $9.7 million, a decrease of $1.3 million, compared to an income tax expense of $11.0 million for the three months ended March 31, 2023. For the three months ended June 30, 2023, we had an effective tax rate of 22.4%. The Company had a net discrete tax expense of $41 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended June 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 22.3% for the three months ended June 30, 2023.

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022

General

    Net income for the six months ended June 30, 2023 was $72.1 million, an increase of $9.0 million, or 14.3%, from net income of $63.1 million for the six months ended June 30, 2022.
    Basic EPS for the six months ended June 30, 2023 was $1.33, an increase of $0.12 from $1.21 for the six months ended June 30, 2022. Diluted EPS for the six months ended June 30, 2023 was $1.32, an increase of $0.13 from $1.19 for the six months ended June 30, 2022.
Net Interest Income

For the six months ended June 30, 2023, net interest income before provisions for credit losses totaled $204.2 million and net interest margin and net interest spread were 3.60% and 2.61%, respectively. For the six months ended June 30, 2022, net interest income totaled $157.5 million and net interest margin and net interest spread were 3.32% and 3.13%, respectively. Net interest margin increased 28 bps from the six months ended June 30, 2022, primarily due to an increase in the average yields earned on interest-earning assets and offset by an increase in the average rate paid on interest-bearing liabilities during the six months ended June 30, 2023. The increase in net interest income of $46.7 million was primarily attributable to an increase in interest income on loans which increased $161.8 million and a $12.1 million increase in interest income on deposits in financial institutions and Fed Funds sold due to an increase in loan yields and higher average balances, partially offset by a $57.0 million increase in interest expense on transaction and savings deposits, an increase of $46.2 million in interest expense on certificates and other time deposits and a $27.5 million increase in interest expense on advances from FHLB, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The $103.2 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits and borrowings. As a result, the average cost of interest-bearing deposits increased 299 bps to 3.33% for the six months ended June 30, 2023 from 0.34% for the six months ended June 30, 2022. The average costs of total deposits, including noninterest-bearing deposits, for the six months ended June 30, 2023 is 1.23%.

For the six months ended June 30, 2023, interest expense totaled $147.9 million and the average rate paid on interest-bearing liabilities was 3.60%. For the six months ended June 30, 2022, interest expense totaled $16.5 million and the average rate paid on interest-bearing liabilities was 0.54%. The increase of $131.4 million in interest expense was primarily due increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Federal Funds Rate.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2023 and June 30, 2022, interest income not recognized on non-accrual loans was $2.8 million and $1.5 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,213,742	$305,486	6.69%	$7,233,431	$146,636	4.09%
LHI, MW	366,000	9,948	5.48	450,592	6,998	3.13
Debt securities	1,192,823	21,154	3.58	1,230,159	17,394	2.85
Interest-bearing deposits in other banks	531,373	13,041	4.95	461,844	976	0.43
Equity securities and other investments	131,462	2,526	3.87	178,602	1,967	2.22
Total interest-earning assets	11,435,400	352,155	6.21	9,554,628	173,971	3.67
ACL	(97,639)			(76,046)
Noninterest-earning assets	944,883			878,679
Total assets	$12,282,644			$10,357,261

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,046,716	$62,814	3.13%	$3,621,697	$5,845	0.33%
Certificates and other time deposits	2,731,925	49,067	3.62	1,480,654	2,845	0.39
Advances from FHLB	1,284,953	29,920	4.70	803,295	2,381	0.60
Subordinated debentures and subordinated notes	230,195	6,134	5.37	231,959	5,380	4.68
Total interest-bearing liabilities	8,293,789	147,935	3.60	6,137,605	16,451	0.54

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,310,049			2,731,869
Other liabilities	185,111			85,126
Total liabilities	10,788,949			8,954,600
Stockholders’ equity	1,493,695			1,402,661
Total liabilities and stockholders’ equity	$12,282,644			$10,357,261

Net interest rate spread(2)			2.61%			3.13%
Net interest income		$204,220			$157,520
Net interest margin(3)			3.60%			3.32%
________________________________
(1) Includes average outstanding balances of LHFS of $21,537 and $12,440 for the six months ended June 30, 2023 and June 30, 2022, respectively, and average balances of LHI, excluding MW.
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

	For the Six Months Ended
	June 30, 2023 vs June 30, 2022
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$40,145	$118,705	$158,850
LHI, MW	(1,313)	4,263	2,950
Debt securities	(528)	4,288	3,760
Interest-bearing deposits in other banks	148	11,917	12,065
Equity securities and other investments	(519)	1,078	559
Total increase in interest income	37,933	140,251	178,184
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	686	56,283	56,969
Certificates and other time deposits	2,404	43,818	46,222
Advances from FHLB	1,428	26,111	27,539
Subordinated debentures and subordinated notes	(41)	795	754
Total increase in interest expense	4,477	127,007	131,484
Increase in net interest income	$33,456	$13,244	$46,700
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit loan losses was $24.8 million for the six months ended June 30, 2023, compared to a $9.0 million provision for credit loan losses for the six months ended June 30, 2022, an increase of $15.8 million. The increase in the recorded provision for credit losses for the six months ended June 30, 2023 was primarily attributable to changes in the Texas economic forecast and an increase in loan growth. For the six months ended June 30, 2023, we also recorded a $368 thousand provision for unfunded commitments, which was attributable to changes in Texas economic forecast, slightly offset by lower unfunded commitment balances. compared to a $493 thousand provision for unfunded commitments for six months ended June 30, 2022.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,	June 30,	Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$10,289	$9,749	$540
Loan fees	3,584	5,179	(1,595)
Loss on sales of debt securities	(5,321)	—	(5,321)
Gain on sales of mortgage loans	46	530	(484)
Government guaranteed loan income, net	13,832	5,680	8,152
Equity method investment (loss) income	(1,036)	1,333	(2,369)
Customer swap income	1,178	2,267	(1,089)
Other	4,651	737	3,914
Total noninterest income	$27,223	$25,475	$1,748

Noninterest income for the six months ended June 30, 2023 increased $1.7 million, or 6.9%, to $27.2 million compared to noninterest income of $25.5 million for the six months ended June 30, 2022. The primary drivers of the increase were as follows:
Loan fees. The decrease of $1.6 million in loan fees is primarily due to a decrease of $975 thousand in syndication fee income, a decrease of $254 thousand in prepayment fees on CRE, a $219 thousand decrease in other loan fees, and a $151 thousand decrease in appraisal review fees due to a decrease in volume.
Loss on sales of debt securities. The loss on sale of debt securities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a $5.3 million loss on sales of investment securities due to the Company selling $116.2 million of investment securities in early March 2023. There was no comparative sale of securities for the six months ended June 30, 2022.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The increase in government guaranteed loan income, net, of $8.2 million during the six months ended June 30, 2023 was primarily due to a $8.3 million increase in the gain on USDA loans, partially offset by a $557 thousand decrease in gain on sale of SBA loans, compared to the six months ended June 30, 2022.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of losses and gains earned on equity method investments, specifically our 49% investment in Thrive. The loss from these investments was $1.0 million for the six months ended June 30, 2023, a decrease of $2.4 million compared to income of $1.3 million for the six months ended June 30, 2022. The decrease was primarily due to the negative impact of rising rates on the fair value and volume of loans originated by Thrive.
Customer swap income. The decrease in customer swap income of $1.1 million or 48.0%, during the six months ended June 30, 2023 was primarily due to the decrease in trade executions, compared to the six months ended June 30, 2022.
Other. Other includes other noninterest income from fees. Other noninterest income was $4.7 million for the six months ended June 30, 2023, an increase of $3.9 million, or 531.1% as compared to the six months ended June 30, 2022. The increase was primarily driven by a $2.7 million increase in the valuation adjustment on the servicing assets, an increase in BOLI income of $976 thousand, a $134 thousand increase in insurance reimbursement, and a $117 thousand increase in income from asset disposition.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Six Months Ended
	June 30,	June 30,	Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$60,515	$54,437	$6,078
Occupancy and equipment	9,800	9,013	787
Professional and regulatory fees	11,257	6,023	5,234
Data processing and software expense	9,429	6,307	3,122
Marketing	4,406	3,493	913
Amortization of intangibles	4,963	4,990	(27)
Telephone and communications	833	737	96
M&A expense	—	995	(995)
Other	12,609	8,730	3,879
Total noninterest expense	$113,812	$94,725	$19,087

Noninterest expense for the six months ended June 30, 2023 increased $19.1 million, or 20.1%, to $113.8 million compared to noninterest expense of $94.7 million for the six months ended June 30, 2022. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $60.5 million for the six months ended June 30, 2023, an increase of $6.1 million, or 11.2%, compared to the six months ended June 30, 2022. The increase was primarily attributable to a $4.9 million increase in officer salaries, a $3.4 million increase in general bonuses, an increase of $2.0 million in contra origination costs, a $1.5 million increase in severance cost, and a $1.2 million increase in employee group insurance cost. The increase was partially offset by a decrease of $4.3 million in off-cycle bonuses and a decrease of $2.4 million in lender incentives. The remaining changes were nominal amongst individual other noninterest expense accounts

Professional and regulatory fees. The category includes legal, professional, audit, regulatory, and FDIC assessment fees. The increase of $5.2 million, or 86.9%, was primarily attributable to increase in FDIC assessment fees of $3.4 million due to an increase in asset size, an increase of $965 thousand in legal and professional fees, and an increase of $864 thousand in audit and regulatory services.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the six months ended June 30, 2023, data processing and software expense was $9.4 million an increase of $3.1 million, or 39.1%, compared to the same period in 2022. The increase was primarily due to an increase of $2.7 million in software expenses for the enhancement of systems to mitigate security risk due to the Bank’s growth and $457 thousand in data processing expenses.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $12.6 million for the six months ended June 30, 2023, compared to $8.7 million for the same period in 2022, an increase of $3.9 million, or 44.4%. This increase was primarily due to an increase (i) of $976 thousand miscellaneous losses and expenses, (ii) in $843 thousand third party banking services, (iii) of $312 thousand in subscription fees, (iv) of $220 thousand in auto and traveling expenses, (v) of $174 thousand in insurance expense, in each case, during the six months ended June 30, 2023 as compared to the same period in 2022. The remaining changes were nominal amongst individual other noninterest expense accounts

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023, we did not believe a valuation allowance was necessary.

For the six months ended June 30, 2023, income tax expense totaled $20.7 million, an increase of $4.6 million, compared to an income tax expense of $16.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, we had an effective tax rate of 22.3% which includes a discrete tax expense of $153 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 22.1%. For the six months ended June 30, 2022, the Company had an effective tax rate of 20.4%.

Financial Condition

Our total assets increased $306.0 million, or 2.5%, from $12.15 billion as of December 31, 2022 to $12.47 billion as of June 30, 2023.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2023, total LHI, excluding ACL, was $9.72 billion, an increase of $220.0 million, or 2.3%, compared to $9.50 billion as of December 31, 2022. The increase was the result of the continued execution and success of our loan growth strategy and previously unfunded balances that were funded during the year. In addition to these amounts, $29.9 million and $20.6 million in loans were classified as held for sale as of June 30, 2023 and December 31, 2022, respectively.

Total LHI, excluding MW loans, as a percentage of deposits were 100.4% and 99.3% as of June 30, 2023 and December 31, 2022, respectively. Total LHI, excluding MW loans, as a percentage of assets were 74.2% and 78.2% as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2023		2022		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,850,084	29.4%	$2,942,348	31.0%	$(92,264)	(3.1)%
MW	436,255	4.5	446,227	4.7	(9,972)	(2.2)%
Real estate:
Owner Occupied CRE (“OOCRE”)	671,602	6.9	715,829	7.5	(44,227)	(6.2)%
Non-owner Occupied CRE (“NOOCRE”)	2,509,731	25.9	2,341,379	24.6	168,352	7.2%
Construction and land	1,659,700	17.1	1,787,400	18.8	(127,700)	(7.1)%
Farmland	51,663	0.5	43,500	0.5	8,163	18.8%
1-4 family residential	923,442	9.5	894,456	9.4	28,986	3.2%
Multifamily	592,473	6.1	322,679	3.4	269,794	83.6%
Consumer	11,189	0.1	7,806	0.1	3,383	43.3%
Total LHI, carried at amortized cost(1)	$9,706,139	100.0%	$9,501,624	100.0%	$204,515	2.2%

Total LHFS	$29,876		$20,641
(1) Total LHI, carried at amortized cost, excludes $12.7 million and $19.0 million of deferred loan fees, net, as of June 30, 2023 and December 31, 2022, respectively.

Nonperforming Assets
The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of June 30,	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonperforming loans(1)
1-4 family residential	$1,231	$862
Mortgage warehouse	208	—
OOCRE	10,287	9,737
NOOCRE	32,981	21,377
Commercial	23,007	11,397
Consumer	62	169
Accruing loans 90 or more days past due	528	125
Total nonperforming loans	68,304	43,667
OREO	—	—
Total nonperforming assets	$68,304	$43,667

Nonperforming assets to total assets	0.55%	0.36%
Nonperforming loans to total loans	0.71%	0.48%
(1) At June 30, 2023 and December 31, 2022, nonaccrual loans included PCD loans of $7.7 million and $8.5 million, respectively, not accounted for on a pooled basis along with $15 thousand of PCD loans that are accounted for on a pooled basis at June 30, 2023.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,591,366	$35,003	$33,331	$—	$1,659,700
Farmland	51,663	—	—	—	51,663
1 - 4 family residential	918,768	264	3,311	1,099	923,442
Multi-family residential	563,620	26,916	1,937	—	592,473
OOCRE	616,747	15,959	20,346	18,550	671,602
NOOCRE	2,231,236	164,487	99,881	14,127	2,509,731
Commercial	2,745,838	43,910	56,909	3,427	2,850,084
MW	436,047	208	—	—	436,255
Consumer	10,978	53	141	17	11,189
Total	$9,166,263	$286,800	$215,856	$37,220	$9,706,139

	December 31, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,764,634	$21,222	$—	$1,544	$1,787,400
Farmland	43,500	—	—	—	43,500
1 - 4 family residential	842,149	26,346	24,781	1,180	894,456
Multi-family residential	306,981	—	15,698	—	322,679
OOCRE	648,591	9,186	38,235	19,817	715,829
NOOCRE	2,167,498	105,963	55,170	12,748	2,341,379
Commercial	2,757,945	127,311	53,391	3,701	2,942,348
MW	444,393	1,626	208	—	446,227
Consumer	7,556	58	169	23	7,806
Total	$8,983,247	$291,712	$187,652	$39,013	$9,501,624

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	June 30, 2023		March 31, 2023		December 31, 2022
	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans

Construction and land	$18,145	1.09%	$17,314	0.95%	$13,120	0.73%
Farmland	170	0.33	168	0.33	127	0.29
1 - 4 family residential	9,209	1.00	9,541	1.06	9,533	1.07
Multi-family residential	4,707	0.79	3,484	0.81	2,607	0.81
OOCRE	7,519	1.12	8,813	1.40	8,707	1.22
NOOCRE	27,875	1.11	26,238	1.05	26,704	1.14
Commercial	34,197	1.20	32,717	1.13	30,142	1.03
Consumer	328	2.93	419	5.04	112	1.43
Total	$102,150	1.05%	$98,694	1.07%	$91,052	1.01%

The ACL increased $23.5 million to $102.2 million as of June 30, 2023 from December 31, 2022. The increase in the ACL compared to December 31, 2022, was primarily attributable to changes in economic factors, increases in specific reserves and loan growth, offset by charge-offs.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Six Months Ended June 30, 2023
Construction and land	$—	$1,888,850	—%
Farmland	—	49,354	—
1 - 4 family residential	2	892,026	—
Multi-family residential	—	457,113	—
OOCRE	(116)	684,394	(0.07)
NOOCRE	(8,065)	2,371,929	(1.36)
Commercial	(4,121)	2,861,925	(0.58)
MW	—	366,000	—
Consumer	(102)	8,151	(5.02)
Total	$(12,402)	$9,579,742	(0.52)%

Six Months Ended June 30, 2022
Construction and land	$—	$1,297,634	—%
Farmland	—	51,032	—
1 - 4 family residential	3	610,223	—
Multi-family residential	—	276,794	—
OOCRE	(1,340)	708,717	(0.76)
NOOCRE	(60)	2,104,941	(0.01)
Commercial	(3,106)	2,175,058	(0.57)
MW	—	450,592	—
Consumer	(1,175)	9,465	(49.79)
Total	$(5,678)	$7,684,456	(0.30)%
Net loans charged off increased $6.7 million, or 118.4%. Although we believe that we have established our ACL in accordance with accounting principles generally accepted in the United States (“GAAP”) and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
Off-Balance Sheet Credit exposure
The ACL on off-balance-sheet credit exposures totaled $10.5 million and $10.1 million at June 30, 2023 and December 31, 2022, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of June 30, 2023, we held equity securities with a readily determinable fair value of $9.8 million compared to $9.8 million as of December 31, 2022. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $11.1 million at June 30, 2023, compared to $10.1 million at December 31, 2022. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of June 30, 2023, we held FHLB stock and FRB stock of $117.0 million compared to $101.6 million as of December 31, 2022. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2023, the carrying amount of debt securities totaled $1.14 billion, a decrease of $138.4 million, or 10.8%, compared to $1.28 billion as of December 31, 2022. The decrease was primarily due to the sale of debt securities of $109.8 million with a net loss of $5.3 million. Debt securities represented 9.2% and 10.6% of total assets as of June 30, 2023 and December 31, 2022, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 148 AFS debt securities that were in an unrealized loss position totaling $111.3 million as of June 30, 2023. The Company evaluated all debt securities and an ACL on debt securities of $885 thousand was recognized in the Company’s consolidated balance sheets as of June 30, 2023. The Company recorded no ACL for its held to maturity debt securities as of June 30, 2023 and December 31, 2022, respectively.

    As of June 30, 2023 and December 31, 2022, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
Equity method investment loss is comprised of losses on equity method investments, specifically our 49% investment in Thrive. We had $54.6 million in equity method investments as of June 30, 2023 and reported a loss of $1.0 million resulting from these investments for the six months ended June 30, 2023, which represents our proportionate share of our investee’s loss. The loss recorded during the six months ended June 30, 2023 is a result of Thrive's quarterly results slightly offset by their continued focus on expense reduction across the corporation and exiting long dated locks, which are no longer being entered into, which represented 50% of the loss reports for the six months ended June 30, 2023.

Deposits

Total deposits as of June 30, 2023 were $9.23 billion, an increase of $110.7 million, or 1.2%, compared to $9.12 billion as of December 31, 2022. The increase from December 31, 2022 was primarily the result of increases of $842.3 million in certificates and other time deposits and of $75.5 million in interest-bearing transaction. The increase was partially offset by decreases of $406.5 million in noninterest-bearing demand deposits and $400.6 million in correspondent money market deposits.

	June 30, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,234,109	24.2%	$2,175,002
Interest-bearing transaction	676,653	7.3%	780,712
Money market	2,816,769	30.5%	2,635,556
Savings	96,831	1.0%	101,258
Certificates and other time deposits	2,928,949	31.8%	2,873,548
Correspondent money market accounts	480,598	5.2%	402,219
Total deposits	$9,233,909	100%	$8,968,295

	December 31, 2022
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,640,617	28.9%	$2,737,468
Interest-bearing transaction	622,814	6.8%	594,461
Money market	2,773,623	30.4%	2,715,476
Savings	118,293	1.3%	126,269
Certificates and other time deposits	2,086,642	22.9%	1,785,152
Correspondent money market accounts	881,245	9.7%	885,730
Total deposits	$9,123,234	100%	$8,844,556
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2023 and December 31, 2022, total available borrowing capacity of $1.12 billion and $787.3 million, respectively, was available under this arrangement with outstanding balances of $1.33 billion and $1.18 billion, respectively, and a weighted average interest rate of 4.70% for the six months ended June 30, 2023 and 1.73% for the year ended December 31, 2022. FHLB has also issued standby letters of credit to the Company for $1.13 billion and $1.03 billion as of June 30, 2023 and December 31, 2022, respectively. Our current FHLB advances mature within two years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB allows us to borrow funds through their discount window or their new Bank Term Funding Program (“BTFP”). As of June 30, 2023 and December 31, 2022, $2.72 billion and $1.14 billion were available under the FRB discount window through the pledging of certain qualifying loans and securities. As of June 30, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement. In addition, we had available borrowing capacity of $463.6 million under the BTFP through the pledging of certain qualifying securities with no outstanding borrowings under this program as of June 30, 2023.

Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Subordinated Debentures and Subordinated Notes” in our 2022 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	June 30, 2023
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	7.40%
SovDallas Capital Trust I	8,609	9.18
Patriot Bancshares Capital Trust I	5,155	7.11
Patriot Bancshares Capital Trust II	17,011	7.35
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2023 and the year ended December 31, 2022, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained four lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $100.0 million as of June 30, 2023. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of December 31, 2022. There were no advances under these lines of credit outstanding as of June 30, 2023 and December 31, 2022.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.28 billion for the six months ended June 30, 2023 and $10.99 billion for the year ended December 31, 2022.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	25.3%
Interest-bearing	32.9	35.8
Certificates and other time deposits	22.2	14.6
Advances from FHLB	10.5	8.1
Other borrowings	1.9	2.1
Other liabilities	1.5	1.1
Stockholders’ equity	12.2	13.0
Total	100.0%	100.0%
Uses of Funds:
Loans	77.2%	74.9%
Debt Securities	9.7	11.6
Interest-bearing deposits in other banks	4.3	1.5
Other noninterest-earning assets	8.8	12.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	25.4%	33.4%
Average loans to average deposits	101.4%	94.6%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 15.4% for the six months ended June 30, 2023, compared to the year ended December 31, 2022. We use excess deposits to pay down FHLB borrowings to reduce wholesale funding.
As of June 30, 2023, we had $3.61 billion in outstanding commitments to extend credit, $984.5 million in unconditionally cancellable MW commitments and $102.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $4.51 billion in outstanding commitments to extend credit, $1.09 billion in MW commitments and $98.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2023, we had cash and cash equivalents of $663.9 million compared to $436.1 million as of December 31, 2022.

Analysis of Cash Flows

	For the
	Six Months Ended
	June 30, 2023	June 30, 2022
	(In thousands)
Net cash provided by operating activities	$98,317	$99,241
Net cash used in investing activities	(108,270)	(1,573,493)
Net cash provided by financing activities	237,797	1,505,184
Net change in cash and cash equivalents	$227,844	$30,932
Cash Flows Provided by Operating Activities
    For the six months ended June 30, 2023, net cash provided by operating activities decreased by $924 thousand when compared to the same period in 2022.
Cash Flows Used in Investing Activities
    For the six months ended June 30, 2023, net cash used in investing activities decreased by $1.47 billion when compared to the same period in 2022. The decrease in cash used in investing activities was primarily attributable to a $910.5 million decrease in originations of net LHI, a $243.0 million decrease in purchases of AFS debt securities, and a $143.1 million increase in maturities, and calls and paydowns of AFS debt securities.
Cash Flows Provided by Financing Activities
    For the six months ended June 30, 2023, net cash provided by financing activities decreased by $1.27 billion when compared to the same period in 2022. The decrease in cash provided by financing activities was primarily attributable to a $1.04 billion decrease in new deposits and a $153.9 million decrease in proceeds from our common stock offering completed during the six months ended June 30, 2022.
    As of the six months ended June 30, 2023 and 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.49 billion as of June 30, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $41.5 million, or 2.9%. The increase from December 31, 2022 to June 30, 2023 was primarily the result of $72.1 million of net income recognized, $6.1 million in stock-based compensation and a $765 thousand increase due to the exercise of employee stock options during the six months ended June 30, 2023. This increase was partially offset by $21.7 million in dividends declared and paid, $13.8 million in accumulated other comprehensive income, and $2.0 million of restricted stock units (“RSU”) vesting during the six months ended June 30, 2023.
By comparison, total stockholders’ equity increased to $1.43 billion as of June 30, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $114.4 million, or 8.7%. The increase from December 31, 2021 to June 30, 2022 was primarily the result of our $153.9 million common stock offering, $63.1 million of net income recognized, along with $6.0 million in stock-based compensation and a $618 thousand increase due to the exercise of employee stock options during the six months ended June 30, 2022. This increase was partially offset by $85.5 million in other comprehensive income and $20.7 million in dividends declared and paid during the six months ended June 30, 2022.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2023 and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,468,808	12.51%	$1,395,904	11.63%
Tier 1 capital (to RWA)	1,175,474	10.01	1,121,021	9.34
Common equity tier 1 (to RWA)	1,145,695	9.76	1,091,353	9.09
Tier 1 capital (to average assets)	1,175,474	9.80	1,121,021	9.82
Veritex Community Bank
Total capital (to RWA)	$1,448,929	12.35%	$1,368,082	11.41%
Tier 1 capital (to RWA)	1,354,077	11.54	1,291,288	10.77
Common equity tier 1 (to RWA)	1,354,077	11.54	1,291,288	10.77
Tier 1 capital (to average assets)	1,354,077	11.30	1,291,288	11.32
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of June 30, 2023 since December 31, 2022 as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the second quarter of 2023, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of significant volatility in the banking industry with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. As a result of the sustained economic disruption, we determined that the likelihood of impairment was greater than 50% and therefore we performed an interim quantitative impairment assessment for our reporting unit with a trigger date of May 31, 2023. We determined the fair value of our reporting unit using a combination of a market and income approach. As a result of our evaluation, the fair value of our reporting unit exceeded its related carrying value by approximately 26%, and therefore goodwill was not impaired. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter-ended March 31, 2023 and the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2023		As of December 31, 2022
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	10.52%	1.85%	13.00%	4.65%
+ 200	7.13%	1.45%	8.88%	3.36%
+ 100	3.61%	0.84%	4.46%	1.77%
Base	—%	—%	—%	—%
−100	(3.63)%	(1.29)%	(4.72)%	(2.55)%
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The recent bank failures, need for outside liquidity support and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional bank holding companies like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.
We also anticipate increased regulatory scrutiny and regulatory initiatives, such as new regulations or heightened supervisory expectations, intended to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Regulators, customers and investors may, among other things, view our deposit composition, level of uninsured deposits, potential losses embedded in held-to-maturity securities, contingent liquidity, CRE composition and concentration, capital position and oversight and internal control structures regarding the foregoing as presenting higher risk in comparison with large national banks or smaller community banks. In addition, the most recent estimates of the FDIC are that the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank resulted in losses attributable to the protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. The impact of the assessment to the Company for these failures or any potential future failures is not yet known, but is expected to negatively impact operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 8, 2023	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)