Form 10-Q/A
period 2023-06-30
Veritex Holdings, Inc.
filed 2023-08-09
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q/A
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

EXPLANATORY NOTE

Veritex Holdings, Inc. (the “Company”) is filing this Amendment No.1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 8, 2023 (the “Original Filing”), for the sole purpose of adding the iXBRL to the Original Filing which was inadvertently omitted. No changes have been made to the financial statements or any other disclosures contained in the Original Filing. This Amendment does not modify or update, in any way, disclosures made in the Original Filing.

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