Form 10-Q
period 2023-09-30
Veritex Holdings, Inc.
filed 2023-10-30
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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

As of October 29, 2023, there were 54,322,428 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of September 30, 2023 and December 31, 2022
(Dollars in thousands, except par value and share information)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and due from banks	$53,702	$60,551
Interest bearing deposits in other banks	659,706	375,526
Total cash and cash equivalents	713,408	436,077
Debt securities available-for-sale (“AFS”), at fair value	879,083	1,096,292
Debt securities held-to-maturity (“HTM”) (fair value of $147,836 and $158,781, at September 30, 2023 and December 31, 2022, respectively)	181,546	186,168
Equity securities	20,713	19,864
Investment in unconsolidated subsidiaries	1,018	1,018
Federal Home Loan Bank of Dallas (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock	59,138	101,568
Total investments	1,141,498	1,404,910
Loans held for sale (“LHFS”)	41,313	20,641
Loans held for investment (“LHI”), mortgage warehouse (“MW”)	390,767	446,227
LHI, excluding MW	9,237,447	9,036,424
Less: Allowance for credit losses (“ACL”)	(109,831)	(91,052)
Total LHI, net	9,518,383	9,391,599
Bank-owned life insurance (“BOLI”)	84,867	84,496
Premises and equipment, net	106,118	108,824
Intangible assets, net of accumulated amortization	44,294	53,213
Goodwill	404,452	404,452
Other assets	291,998	250,149
Total assets	$12,346,331	$12,154,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,363,340	$2,640,617
Interest-bearing transaction and savings deposits	3,936,070	3,514,729
Certificates and other time deposits	3,403,427	2,086,642
Correspondent money market deposits	493,681	881,246
Total deposits	10,196,518	9,123,234
Accounts payable and other liabilities	229,116	177,579
Advances from FHLB	200,000	1,175,000
Subordinated debentures and subordinated notes	229,531	228,775
Total liabilities	10,855,165	10,704,588
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,942,883 and 60,668,049 at September 30, 2023 and December 31, 2022, respectively	609	607
Additional paid-in capital (“APIC”)	1,314,459	1,306,852
Retained earnings	451,513	379,299
Accumulated other comprehensive loss (“AOCI”)	(107,833)	(69,403)
Treasury stock, 6,638,094 and 6,638,094 shares at cost at September 30, 2023 and December 31, 2022, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,491,166	1,449,773
Total liabilities and stockholders’ equity	$12,346,331	$12,154,361

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$167,368	$109,199	$482,802	$262,833
Debt securities	10,928	10,462	32,082	27,856
Deposits in financial institutions and Fed Funds sold	7,128	1,898	20,169	2,874
Equity securities and other investments	1,691	1,666	4,217	3,633
Total interest and dividend income	187,115	123,225	539,270	297,196
INTEREST EXPENSE
Transaction and savings deposits	39,936	12,897	102,750	18,742
Certificates and other time deposits	36,177	3,919	85,244	6,764
Advances from FHLB	8,523	2,543	38,443	4,924
Subordinated debentures and subordinated notes	3,118	2,826	9,252	8,206
Total interest expense	87,754	22,185	235,689	38,636
NET INTEREST INCOME	99,361	101,040	303,581	258,560
Provision for credit losses	8,627	6,650	33,012	15,150
(Benefit) provision for credit losses on unfunded commitments	(909)	850	(541)	1,343
Net interest income after provision (benefit) for credit losses	91,643	93,540	271,110	242,067
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,159	5,217	15,448	14,966
Loan fees	1,564	2,786	5,148	7,965
Loss on sales of debt securities	—	—	(5,321)	—
Gain on sale of mortgage LHFS	21	16	67	546
Government guaranteed loan income, net	1,772	572	15,604	6,252
Equity method investment (loss) income	(136)	(1,058)	(1,172)	275
Customer swap income	202	3,358	1,380	5,625
Other	1,092	2,130	5,743	2,867
Total noninterest income	9,674	13,021	36,897	38,496
NONINTEREST EXPENSE
Salaries and employee benefits	30,949	29,714	91,464	84,151
Occupancy and equipment	4,881	4,615	14,681	13,628
Professional and regulatory fees	7,283	3,718	18,540	9,741
Data processing and software expense	4,541	3,509	13,970	9,816
Marketing	2,353	1,845	6,759	5,338
Amortization of intangibles	2,437	2,494	7,400	7,484
Telephone and communications	362	389	1,195	1,126
Merger and acquisition (“M&A”) expense	—	384	—	1,379
Other	6,608	4,323	19,217	13,053
Total noninterest expense	59,414	50,991	173,226	145,716
Income before income tax expense	41,903	55,570	134,781	134,847
Income tax expense	9,282	12,248	30,019	28,429
NET INCOME	$32,621	$43,322	$104,762	$106,418
Basic earnings per share (“EPS”)	$0.60	$0.80	$1.93	$2.01
Diluted EPS	$0.60	$0.79	$1.92	$1.98
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$32,621	$43,322	$104,762	$106,418
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized loss on debt securities AFS during the period, net	(19,068)	(48,572)	(38,496)	(137,022)
(Accretion) amortization from transfer of debt securities from AFS to HTM	(168)	(154)	3,289	3,950
Reclassification adjustment for net losses included in net income	—	—	5,321	—
Net unrealized loss on debt securities AFS	(19,236)	(48,726)	(29,886)	(133,072)

Net unrealized loss on derivative instruments designated as cash flow hedges	(11,917)	(18,416)	(19,872)	(43,370)
Other comprehensive loss, before tax	(31,153)	(67,142)	(49,758)	(176,442)
Income tax benefit	(6,507)	(14,067)	(11,328)	(37,881)
Other comprehensive loss, net of tax	(24,646)	(53,075)	(38,430)	(138,561)
COMPREHENSIVE INCOME (LOSS)	$7,975	$(9,753)	$66,332	$(32,143)

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except share data)

Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280
Restricted stock units (“RSU”) vested, net of 12,354 shares withheld to cover taxes	41,249	—	—	—	(226)	—	—	(226)
Exercise of employee stock options	2,748	—	—	—	38	—	—	38
Stock based compensation	—	—	—	—	2,960	—		2,960
Net income	—	—	—	—	—	32,621	—	32,621
Dividends paid	—	—	—	—	—	(10,861)	—	(10,861)
Other comprehensive loss	—	—	—	—	—	—	(24,646)	(24,646)
Balance at September 30, 2023	54,304,789	$609	6,638,094	$(167,582)	$1,314,459	$451,513	$(107,833)	$1,491,166

Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2022	53,951,037	$606	6,638,094	$(167,582)	$1,300,170	$317,664	$(21,416)	$1,429,442
RSUs vested, net of 1,829 shares withheld to cover taxes	26,933	—	—	—	(74)	—	—	(74)
Exercise of employee stock options	5,921	—	—	—	(40)	—	—	(40)
Stock based compensation	—	—	—	—	3,115	—	—	3,115
Net income	—	—	—	—	—	43,322	—	43,322
Dividends paid	—	—	—	—	—	(10,791)	—	(10,791)
Other comprehensive loss	—	—	—	—	—	—	(53,075)	(53,075)
Balance at September 30, 2022	53,983,891	$606	6,638,094	$(167,582)	$1,303,171	$350,195	$(74,491)	$1,411,899

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands, except share data)

Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 86,779 shares withheld to cover taxes	220,755	2	—	—	(2,210)	—	—	(2,208)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	54,079	—	—	—	803	—	—	803
Stock based compensation	—	—	—	—	9,014	—	—	9,014
Net income	—	—	—	—	—	104,762	—	104,762
Dividends paid	—	—	—	—	—	(32,548)	—	(32,548)
Other comprehensive loss	—	—	—	—	—	—	(38,430)	(38,430)
Balance at September 30, 2023	54,304,789	$609	6,638,094	$(167,582)	$1,314,459	$451,513	$(107,833)	$1,491,166

Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 73,463 shares withheld to cover taxes	227,619	2	—	—	(3,068)	—	—	(3,066)
Exercise of employee stock options, net of 6,905 and 28,064 shares withheld to cover taxes and exercise, respectively	69,469	1	—	—	578	—	—	579
Common stock follow-on offering	4,314,474	43			153,826			153,869
Stock based compensation	—	—	—	—	9,077	—	—	9,077
Net income	—	—	—	—	—	106,418	—	106,418
Dividends paid	—	—	—	—	—	(31,496)	—	(31,496)
Other comprehensive loss	—	—	—	—	—	—	(138,561)	(138,561)
Balance at September 30, 2022	53,983,891	$606	6,638,094	$(167,582)	$1,303,171	$350,195	$(74,491)	$1,411,899

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$104,762	$106,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	14,899	14,001
Net amortization of time deposit premium, debt discount and debt issuance costs	722	735
Provision for credit losses and unfunded commitments	32,471	16,493
Accretion of loan discount	(2,884)	(3,953)
Stock-based compensation expense	9,014	9,077
Excess tax expense (benefit) from stock compensation	259	(1,082)
Net amortization of premiums on debt securities	1,925	3,210
Unrealized loss on equity securities recognized in earnings	335	1,299
Change in cash surrender value and mortality rates of BOLI	(371)	(836)
Loss on sales of debt securities	5,321	—
Change in fair value of government guaranteed loans using fair value option	(2,006)	(644)
Gain on sales of mortgage LHFS	(67)	(546)
Gain on sales of government guaranteed loans	(13,593)	(5,608)
Servicing asset (recoveries) impairment, net	(407)	1,332
Originations of LHFS	(52,629)	(46,831)
Proceeds from sales of LHFS	37,138	57,227
Equity method investment loss (income)	1,172	(275)
Increase in other assets	(34,572)	(42,425)
Increase in accounts payable and other liabilities	36,579	41,796
Net cash provided by operating activities	138,068	149,388
Cash flows from investing activities:
Purchases of AFS debt securities	(439,633)	(452,599)
Proceeds from sales of AFS debt securities	109,793	—
Proceeds from maturities, calls and pay downs of AFS debt securities	511,343	80,183
Purchases of HTM debt securities	—	(17,460)
Maturity, calls and paydowns of HTM debt securities	3,196	3,083
Proceeds (purchases) of other investments	41,246	(28,547)
Sales of securities under agreements to resell	—	102,288
Net loans originated	(232,978)	(1,688,254)
Proceeds from sale of government guaranteed loans	82,950	33,764
Net disposals to premises and equipment	(1,019)	(3,231)
Net cash provided by (used in) investing activities	74,898	(1,970,773)
Cash flows from financing activities:
Net increase in deposits	1,073,318	1,384,854
Net (decrease) increase in advances from FHLB	(975,000)	372,438
Net change in securities sold under agreement to repurchase	—	(1,680)
Net proceeds on sale of common stock in public offering	—	153,869
Payments to tax authorities for stock-based compensation	(2,208)	(3,066)
Proceeds from exercise of employee stock options	803	579
Dividends paid	(32,548)	(31,496)
Net cash provided by financing activities	64,365	1,875,498
Net increase in cash and cash equivalents	277,331	54,113
Cash and cash equivalents at beginning of period	436,077	379,784
Cash and cash equivalents at end of period	$713,408	$433,897
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

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

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$32,621	$43,322	$104,762	$106,418
Denominator:
Weighted average shares outstanding for basic EPS	54,300	53,979	54,233	52,886
Dilutive effect of employee stock-based awards	297	654	330	769
Adjusted weighted average shares outstanding	54,597	54,633	54,563	53,655
EPS:
Basic	$0.60	$0.80	$1.93	$2.01
Diluted	$0.60	$0.79	$1.92	$1.98
For the three months ended September 30, 2023, there were 1.3 million antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 671 thousand relating to RSUs and 668 thousand relating to stock options. For the nine months ended September 30, 2023, there were 1.3 million antidilutive shares excluded from the diluted EPS weighed average shares outstanding, 645 thousand related to RSUs and 669 thousand relating to stock options.

For the three months ended September 30, 2022, there were 654 thousand antidilutive shares excluded from the diluted EPS weighted average shares outstanding 440 thousand related to RSUs and 214 thousand related to stock options. For the nine months ended September 30, 2022, there were 767 thousand antidilutive shares excluded from the diluted EPS weighed average shares outstanding, 311 thousand related to RSUs and 456 thousand relating to stock options.

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

During the second quarter of 2023, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of significant volatility in the banking industry with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. As a result, the Company performed an interim quantitative impairment test with a trigger date of May 31, 2023. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of the quantitative evaluation, the Company determined that the fair value of the Company's reporting unit exceeded its related carrying value, and therefore goodwill was not impaired. During the third quarter of 2023, the Company evaluated current conditions and concluded there have been no significant changes in the economic environment or projections, and no decline in fair value during the quarter. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$208,668	$34,647
Cash paid for income taxes	38,893	26,000
Supplemental Disclosures of Non-Cash Flow Information:
Transfer of AFS debt securities to HTM debt securities	—	117,001
Net foreclosure of OREO and repossessed assets	—	1,032
Noncash assets acquired in business combination[1]
LHI	—	(681)
Goodwill	—	681
1 Represents adjustments to provisional estimates recorded during the nine months ended September 30, 2022 for the acquisition of North Avenue Capital, LLC.

3. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,457 and $9,792 at September 30, 2023 and December 31, 2022, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three and nine months ended September 30, 2023 or 2022, respectively. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized loss recognized on equity securities with a readily determinable fair value	$(304)	$(429)	$(335)	$(1,299)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $11,256 and $10,072 as of September 30, 2023 and December 31, 2022, respectively.

Securities Purchased Under Agreements to Resell
As of September 30, 2023, we held no securities purchased under agreements to resell and we recognized no interest income during the three and nine months ended September 30, 2023 on securities purchased under agreements to resell. As of September 30, 2022, we held no securities purchased under agreements to resell and we recognized interest income of $801 and $1,386 during the three and nine months ended September 30, 2022, respectively, on securities purchased under agreements to resell. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$244,487	$1,237	$34,910	$—	$210,814
Municipal securities	46,725	—	6,080	—	40,645
Mortgage-backed securities	122,595	13	20,715	—	101,893
Collateralized mortgage obligations	489,858	—	64,662	—	425,196
Asset-backed securities	34,456	319	2,800	—	31,975
Collateralized loan obligations	69,750	—	1,190	—	68,560
	$1,007,871	$1,569	$130,357	$—	$879,083

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$34,344	$—	$8,103	$—	$26,241
Collateralized mortgage obligations	34,717	—	6,208	—	28,509
Municipal securities	112,485	—	19,399	—	93,086
	$181,546	$—	$33,710	$—	$147,836

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,195,694	$1,760	$101,162	$—	$1,096,292

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$36,342	$—	$6,753	$—	$29,589
Collateralized mortgage obligations	36,169	—	5,884	—	30,285
Municipal securities	113,657	6	14,756	—	98,907
	$186,168	$6	$27,393	$—	$158,781
Mortgage-backed securities (“MBS”) are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All mortgage-backed securities included in the table above were issued by U.S. government agencies or corporations.
The Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $3,290 and $3,790 at September 30, 2023 and December 31, 2022, respectively.
The following tables disclose the Company’s AFS debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	September 30, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$24,419	$6,580	$157,421	$28,330	$181,840	$34,910
Municipal securities	20,667	752	19,978	5,328	40,645	6,080
Mortgage-backed securities	154	—	101,233	20,715	101,387	20,715
Collateralized mortgage obligations	—	—	425,196	64,662	425,196	64,662
Asset-backed securities	7,724	1,877	8,983	923	16,707	2,800
Collateralized loan obligations	—	—	68,560	1,190	68,560	1,190
	$52,964	$9,209	$781,371	$121,148	$834,335	$130,357

HTM
Mortgage-backed securities	$—	$—	$26,241	$8,103	$26,241	$8,103
Collateralized mortgage obligations	—	—	28,509	6,208	28,509	6,208
Municipal securities	17,947	1,262	75,139	18,137	93,086	19,399
	$17,947	$1,262	$129,889	$32,448	$147,836	$33,710

	December 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$197,946	$15,697	$15,568	$1,682	$213,514	$17,379
Municipal securities	33,919	848	8,813	3,350	42,732	4,198
Mortgage-backed securities	115,467	11,104	22,780	6,317	138,247	17,421
Collateralized mortgage obligations	482,358	42,553	71,198	13,296	553,556	55,849
Asset-backed securities	15,195	991	11,207	1,621	26,402	2,612
Collateralized loan obligations	23,673	1,328	42,375	2,375	66,048	3,703
	$868,558	$72,521	$171,941	$28,641	$1,040,499	$101,162

HTM
Mortgage-backed securities	$804	$85	$28,784	$6,668	$29,588	$6,753
Collateralized mortgage obligations	25,285	4,676	4,999	1,208	30,284	5,884
Municipal securities	85,671	11,411	9,161	3,345	94,832	14,756
	$111,760	$16,172	$42,944	$11,221	$154,704	$27,393

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
The number of AFS debt securities in an unrealized loss position totaled 148 and 175 at September 30, 2023 and December 31, 2022, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

The following table presents the activity in the allowance for credit losses for AFS debt securities:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$885	$—	$—	$—
Credit loss recovery	(885)	—	—	—
Allowance for credit losses ending balance	$—	$—	$—	$—

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

	September 30, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,026	$1,913	$—	$—
Due from one year to five years	46,477	47,002	4,466	4,407
Due from five years to ten years	188,542	157,908	12,839	12,115
Due after ten years	54,167	44,636	95,180	76,564
	291,212	251,459	112,485	93,086
Mortgage-backed securities and collateralized mortgage obligations	612,453	527,089	69,061	54,750
Asset-backed securities	34,456	31,975	—	—
Collateralized loan obligations	69,750	68,560	—	—
	$1,007,871	$879,083	$181,546	$147,836

	December 31, 2022
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	53,692	54,179	—	—
Due from five years to ten years	205,911	190,406	8,275	8,129
Due after ten years	58,462	53,351	105,382	90,778
	318,065	297,936	113,657	98,907
Mortgage-backed securities and collateralized mortgage obligations	765,864	692,617	72,511	59,874
Asset-backed securities	42,015	39,691	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,195,694	$1,096,292	$186,168	$158,781

Proceeds from sales of debt securities AFS and gross gains and losses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Proceeds from sales (1)	$109,793	$—
Gross realized losses (1)	5,321	—
(1) There were no proceeds from sales or gross realized losses for the three months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of September 30, 2023 and December 31, 2022.

4. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	September 30, 2023	December 31, 2022
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,705,053	$1,787,400
Farmland	59,684	43,500
1 - 4 family residential	933,225	894,456
Multi-family residential	603,395	322,679
Owner occupied commercial real estate (“OOCRE”)	697,299	715,829
Non-owner occupied commercial real estate (“NOOCRE”)	2,398,060	2,341,379
Commercial	2,841,024	2,942,348
MW	390,767	446,227
Consumer	9,845	7,806
	$9,638,352	$9,501,624

Deferred loan fees, net	(10,138)	(18,973)
ACL	(109,831)	(91,052)
Total LHI, net	$9,518,383	$9,391,599
Included in the total LHI, net, as of September 30, 2023 and December 31, 2022 was an accretable discount related to purchased performing and purchased credit deteriorated (“PCD”) loans acquired in the approximate amounts of $6,012 and $8,260, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2023 and December 31, 2022 is a discount on retained loans from sale of originated U.S. Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans of $7,515 and $5,238, respectively.
During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $167,847 as of September 30, 2023. The remaining net purchase discount of $3,457 and $4,135 related to these 1-4 family residential loans purchased is included in the total LHI, net, as of September 30, 2023 and December 31, 2022, respectively. No additional pooled residential real estate loans were purchased during the nine months ended September 30, 2023.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended September 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$—	$328	$102,150
Credit loss expense non-PCD loans	1,304	21	150	133	581	947	5,072	465	57	8,730
Credit (benefit) loss expense PCD loans	—	—	—	—	(6)	797	(9)		—	782
Charge-offs	—	—	—	—	(375)	—	(1,929)		(49)	(2,353)
Recoveries	—	—	—	—	—	200	308		14	522
Ending Balance	$19,449	$191	$9,359	$4,840	$7,719	$29,819	$37,639	$465	$350	$109,831

	Three Months Ended September 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$10,300	$145	$8,056	$2,186	$7,609	$27,772	$24,374	$134	$80,576
Credit (benefit) loss expense non-PCD loans	2,338	(10)	1,126	(59)	1,824	(1,651)	3,426	2,209	9,203
Credit (benefit) loss expense PCD loans	(10)	—	(163)	—	(1,720)	171	(819)	(12)	(2,553)
Charge-offs	—	—	—	—	(1,061)	(838)	(460)	(19)	(2,378)
Recoveries	—	—	4	—	—	3	177	5	189
Ending Balance	$12,628	$135	$9,023	$2,127	$6,652	$25,457	$26,698	$2,317	$85,037

	Nine Months Ended September 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052
Credit (benefit) loss expense non-PCD loans	6,375	64	(169)	2,233	(467)	10,362	13,709	465	375	32,947
(Benefit) credit expense PCD loans	(46)	—	(7)	—	(30)	618	(470)	—	—	65
Charge-offs	—	—	—	—	(491)	(8,215)	(6,520)	—	(203)	(15,429)
Recoveries	—	—	2	—	—	350	778	—	66	1,196
Ending Balance	$19,449	$191	$9,359	$4,840	$7,719	$29,819	$37,639	$465	$350	$109,831

	Nine Months Ended September 30, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$233	$77,754
Credit (benefit) loss expense non-PCD loans	5,360	(52)	3,269	(537)	2,821	(5,040)	10,538	4,549	20,908
(Benefit) credit loss expense PCD loans	(25)	—	(235)	—	(2,983)	844	(2,083)	(1,276)	(5,758)
Charge-offs	—	—	—	—	(2,646)	(1,391)	(4,282)	(1,244)	(9,563)
Recoveries	—	—	7	—	245	496	893	55	1,696
Ending Balance	$12,628	$135	$9,023	$2,127	$6,652	$25,457	$26,698	$2,317	$85,037
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

	September 30, 2023		December 31, 2022
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation
OOCRE	$3,059	$—	$1,193	$129
NOOCRE	32,698	2,000	20,896	2,138
Commercial	2,506	784	1,240	396
Mortgage warehouse	208	208	—	—
Consumer	—	—	15	—
Total	$38,471	$2,992	$23,344	$2,663
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

Nonaccrual loans aggregated by class of loans, as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

1 - 4 family residential	$900	$900	$862	$862
OOCRE	10,368	10,368	9,737	8,545
NOOCRE	32,779	21,451	21,377	13,178
Commercial	35,106	5,418	11,397	2,521
MW	208	—	—	—
Consumer	33	33	169	169
Total	$79,394	$38,170	$43,542	$25,275
    There were $7,309 and $8,545 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at September 30, 2023 and December 31, 2022, respectively.
    During the three and nine months ended September 30, 2023, interest income not recognized on nonaccrual loans was $1,921 and $4,689, respectively. During the three and nine months ended September 30, 2022, interest income not recognized on non-accrual loans was $434 and $1,912, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of September 30, 2023 and December 31, 2022, is as follows:

	September 30, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)

Construction and land	$—	$—	$—	$—	$1,705,053	$—	$1,705,053	$—
Farmland	—	—	—	—	59,684	—	59,684	—
1 - 4 family residential	3,411	3,660	880	7,951	924,161	1,113	933,225	332
Multi-family residential	—	—	—	—	603,395	—	603,395	—
OOCRE	533	—	3,059	3,592	675,799	17,908	697,299	—
NOOCRE	13,413	—	19,061	32,474	2,351,481	14,105	2,398,060	—
Commercial	9,211	—	19,372	28,583	2,809,276	3,165	2,841,024	142
MW	—	—	208	208	390,559	—	390,767	—
Consumer	53	—	3	56	9,774	15	9,845	—
Total	$26,621	$3,660	$42,583	$72,864	$9,529,182	$36,306	$9,638,352	$474
(1) Total past due loans includes $13,718 of PCD loans as of September 30, 2023.
(2) Loans 90 days past due and still accruing excludes $448 of PCD loans as of September 30, 2023.

	December 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$1,121	$2,111	$—	$3,232	$1,784,168	$1,544	$1,787,400	$—
Farmland	—	—	—	—	43,500	—	43,500	—
1 - 4 family residential	4,319	129	499	4,947	889,509	1,180	894,456	123
Multi-family residential	1,000	—	—	1,000	321,679	—	322,679	—
OOCRE	3,342	1,186	1,193	5,721	710,108	19,817	715,829	—
NOOCRE	5,156	—	20,896	26,052	2,315,327	12,748	2,341,379	—
Commercial	3,088	2,188	1,675	6,951	2,935,397	3,701	2,942,348	—
MW	—	—	—	—	446,227	—	446,227	—
Consumer	352	—	45	397	7,409	23	7,806	2
Total	$18,378	$5,614	$24,308	$48,300	$9,453,324	$39,013	$9,501,624	$125
(1) Total past due loans includes $13,178 of PCD loans as of December 31, 2022.
(2) Loans 90 days past due and still accruing excludes $2,004 of PCD loans and $669 of PPP loans as of December 31, 2022.

There were $474 and $125 loans past due 90 days and still accruing as of September 30, 2023 and December 31, 2022, respectively. These loans are also considered well-secured, and are in the process of collection with plans in place for the borrowers to bring the notes fully current or to subsequently be renewed. The Company believes that it will collect all principal and interest due on each of the loans past due 90 days and still accruing.
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
An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses (due to the measurement methodologies used to estimate the allowance), a change to the allowance for credit losses is generally not recorded upon modification.
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2023:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Impact
1-4 Family Residential Rentals[1]	$41,066	4.4%	Reduced weighted-average contractual interest rate from floating 7.5% to fixed 6.0%
1 1-4 Family Residential Rentals is included in the 1-4 family residential loan portfolio and is reported as such in accordance with Federal Financial Institutions Examination Council guidelines.

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$22,524	0.9%	Principal and interest deferred over three months
Commercial	26,036	0.9%	Principal and interest deferred over three months
	$48,560
No modifications to borrowers in financial difficulty had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
1-4 Family Residential Rentals	$41,066	$—	$—	$—
NOOCRE	22,524	—	—	—
Commercial	25,545	—	—	491
Total	$89,135	$—	$—	$491
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of September 30, 2023 or December 31, 2022.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2023
Construction and land:
Pass	$57,129	$674,330	$543,914	$159,527	$3,163	$12,483	$179,609	$—	$1,630,155
Special mention	23	3,963	8,584	3,450	26,073	—	4,283	—	46,376
Substandard	—	—	3,000	25,522	—	—	—	—	28,522
Total construction and land	$57,152	$678,293	$555,498	$188,499	$29,236	$12,483	$183,892	$—	$1,705,053
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,544	$4,426	$22,156	$18,133	$16	$4,974	$7,435	$—	$59,684
Total farmland	$2,544	$4,426	$22,156	$18,133	$16	$4,974	$7,435	$—	$59,684
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$54,775	$142,881	$197,939	$83,463	$38,878	$277,330	$112,815	$17,356	$925,437
Special mention	3,750	—	—	—	—	312	—	—	4,062
Substandard	—	144	721	—	128	1,090	530	—	2,613
PCD	—	—	—	—	—	1,113	—	—	1,113
Total 1 - 4 family residential	$58,525	$143,025	$198,660	$83,463	$39,006	$279,845	$113,345	$17,356	$933,225
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$5,644	$80,058	$253,708	$198,048	$8,140	$18,922	$10,099	$—	$574,619
Special mention	—	—	—	—	—	26,847	—	—	26,847
Substandard	—	—	—	—	1,929	—	—	—	1,929
Total multi-family residential	$5,644	$80,058	$253,708	$198,048	$10,069	$45,769	$10,099	$—	$603,395
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$61,309	$159,683	$110,464	$91,418	$41,080	$172,864	$3,763	$—	$640,581
Special mention	—	9,357	280	715	1,904	7,253	—	—	19,509
Substandard	—	—	1,766	—	—	17,535	—	—	19,301
PCD	—	—	—	—	—	17,908	—	—	17,908

Total OOCRE	$61,309	$169,040	$112,510	$92,133	$42,984	$215,560	$3,763	$—	$697,299
OOCRE gross charge-offs	$—	$—	$—	$5	$5	$481	$—	$—	$491

NOOCRE:
Pass	$51,793	$737,112	$517,516	$221,135	$148,648	$402,355	$30,138	$583	$2,109,280
Special mention	—	3,699	38,981	26,850	41,335	64,806	—	—	175,671
Substandard	—	—	2,744	—	1,259	95,001	—	—	99,004
PCD	—	—	—	—	—	14,105	—	—	14,105
Total NOOCRE	$51,793	$740,811	$559,241	$247,985	$191,242	$576,267	$30,138	$583	$2,398,060
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$8,215	$—	$—	$8,215

Commercial:
Pass	$152,357	$361,010	$109,578	$56,193	$45,114	$52,493	$1,966,749	$519	$2,744,013
Special mention	—	14,103	650	—	—	9,567	7,664	—	31,984
Substandard	642	16,279	4,600	6,169	6,593	17,037	10,468	74	61,862
PCD	—	—	—	—	—	3,165	—	—	3,165
Total commercial	$152,999	$391,392	$114,828	$62,362	$51,707	$82,262	$1,984,881	$593	$2,841,024
Commercial gross charge-offs	$—	$1,854	$—	$48	$479	$4,139	$—	$—	$6,520

MW:
Pass	$66,063	$60,193	$153	$147	$623	$167	$263,213	$—	$390,559
Substandard	—	—	—	—	—	208	—	—	208
Total MW	$66,063	$60,193	$153	$147	$623	$375	$263,213	$—	$390,767
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,179	$1,147	$304	$654	$116	$1,805	$1,457	$—	$9,662
Special mention	—	—	—	—	—	89	—	—	89
Substandard	—	—	2	—	11	66	—	—	79
PCD	—	—	—	—	—	15	—	—	15
Total consumer	$4,179	$1,147	$306	$654	$127	$1,975	$1,457	$—	$9,845
Consumer gross charge-offs	$—	$29	$—	$—	$—	$174	$—	$—	$203

Total Pass	$455,793	$2,220,840	$1,755,732	$828,718	$285,778	$943,393	$2,575,278	$18,458	$9,083,990
Total Special Mention	3,773	31,122	48,495	31,015	69,312	108,874	11,947	—	304,538
Total Substandard	642	16,423	12,833	31,691	9,920	130,937	10,998	74	213,518
Total PCD	—	—	—	—	—	36,306	—	—	36,306
Total	$460,208	$2,268,385	$1,817,060	$891,424	$365,010	$1,219,510	$2,598,223	$18,532	$9,638,352
Total gross charge-offs	$—	$1,883	$—	$53	$484	$13,009	$—	$—	$15,429
1 Term loans amortized cost basis by origination year excludes $10,138 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$347,855	$709,208	$378,229	$69,241	$30,673	$14,025	$215,263	$140	$1,764,634
Special mention	—	18,662	2,560	—	—	—	—	—	21,222
Substandard	—	—	—	—	—	—	—	—	—
PCD	—	—	—	—	—	1,544	—	—	1,544
Total construction and land	$347,855	$727,870	$380,789	$69,241	$30,673	$15,569	$215,263	$140	$1,787,400

Farmland:
Pass	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
PCD	—	—	—	—	—	—	—	—	—
Total farmland	$2,546	$16,242	$18,530	$21	$—	$5,069	$1,092	$—	$43,500

1 - 4 family residential:
Pass	$135,006	$188,635	$87,861	$43,293	$41,960	$257,768	$86,900	$726	$842,149
Special mention	—	—	—	—	—	278	26,068	—	26,346
Substandard	—	184	—	—		1,028	23,569	—	24,781
PCD	—	—	—	—	—	1,180	—	—	1,180
Total 1 - 4 family residential	$135,006	$188,819	$87,861	$43,293	$41,960	$260,254	$136,537	$726	$894,456

Multi-family residential:
Pass	$72,044	$80,793	$110,426	$8,402	$32,822	$2,494	$—	$—	$306,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,954	13,744	—	—	—	15,698
PCD	—	—	—	—	—	—	—	—	—
Total multi-family residential	$72,044	$80,793	$110,426	$10,356	$46,566	$2,494	$—	$—	$322,679

OOCRE:
Pass	$191,044	$106,698	$84,230	$43,965	$49,461	$167,968	$5,225	$—	$648,591
Special mention	—	2,321	1,409	1,964	—	3,447	—	45	9,186
Substandard	—	—	—	—	23,231	15,004	—	—	38,235
PCD	—	—	—	—	—	19,817	—	—	19,817
Total OOCRE	$191,044	$109,019	$85,639	$45,929	$72,692	$206,236	$5,225	$45	$715,829

NOOCRE:
Pass	$752,476	$531,735	$215,076	$149,246	$196,424	$305,434	$16,642	$465	$2,167,498
Special mention	—	—	22,774	19,464	12,274	51,451	—	—	105,963
Substandard	—	—	—	1,310	7,659	46,201	—	—	55,170
PCD	—	—	—	—	12,697	51	—	—	12,748
Total NOOCRE	$752,476	$531,735	$237,850	$170,020	$229,054	$403,137	$16,642	$465	$2,341,379

Commercial:
Pass	$473,084	$132,396	$90,543	$83,996	$40,030	$31,269	$1,906,074	$553	$2,757,945
Special mention	—	666	—	4,543	7,385	270	114,447	—	127,311
Substandard	17,894	4,058	5,189	4,195	10,954	4,732	6,292	77	53,391
PCD	—	—	—	—	273	3,428	—	—	3,701

Total commercial	$490,978	$137,120	$95,732	$92,734	$58,642	$39,699	$2,026,813	$630	$2,942,348

MW:
Pass	$—	$—	$—	$—	$—	$—	$444,393	$—	$444,393
Special mention	—	—	—	—	—	—	1,626	—	1,626
Substandard	—	—	—	—	46	162	—	—	208
Total MW	$—	$—	$—	$—	$46	$162	$446,019	$—	$446,227

Consumer:
Pass	$1,965	$452	$872	$216	$135	$2,298	$1,618	$—	$7,556
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	—	169	—	—	169
PCD	—	—	—	—	—	23	—	—	23
Total consumer	$1,965	$452	$872	$216	$135	$2,548	$1,618	$—	$7,806

Total Pass	$1,976,020	$1,766,159	$985,767	$398,380	$391,505	$786,325	$2,677,207	$1,884	$8,983,247
Total Special Mention	—	21,649	26,743	25,971	19,659	55,504	142,141	45	291,712
Total Substandard	17,894	4,242	5,189	7,459	55,634	67,296	29,861	77	187,652
Total PCD	—	—	—	—	12,970	26,043	—	—	39,013
Total	$1,993,914	$1,792,050	$1,017,699	$431,810	$479,768	$935,168	$2,849,209	$2,006	$9,501,624
1 Term loans amortized cost basis by origination year excludes $18,973 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $577,802 and $509,479 as of September 30, 2023 and 2022, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$14,923	$15,680	$14,880	$17,705
Increase from loan sales	90	113	1,863	1,811
Servicing asset (net impairment), net recoveries	(455)	551	407	(1,332)
Amortization charged as a reduction to income	(1,197)	(934)	(3,789)	(2,774)
Balance at end of period	$13,361	$15,410	$13,361	$15,410
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of September 30, 2023 and 2022 there was a valuation allowance of $2,043 and $1,960, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2023 and December 31, 2022.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SBA LHI principal sold	$2,896	$2,215	$9,826	$18,101
Gain on sale of SBA LHI	243	140	822	803
USDA LHI principal sold	—	—	62,640	20,500
Gain on sale of USDA LHI	—	—	9,663	3,708
LHFS
The following table reflects LHFS.

	September 30, 2023	December 31, 2022
SBA construction and land	$8,458	$12,296
1 - 4 family residential	806	866
SBA OOCRE	9,140	5,915
SBA commercial	22,909	1,564
Total LHFS	$41,313	$20,641

5. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$879,083	$—	$879,083
Equity securities with a readily determinable fair value	9,457	—	—	9,457
LHFS(1)	—	40,507	—	40,507
Interest rate swap designated as hedging instruments	—	20,893	—	20,893
Correspondent interest rate swaps not designated as hedging instruments	—	51,973	—	51,973
Customer interest rate swaps not designated as hedging instruments	—	54	—	54
Correspondent interest rate caps and collars not designated as hedging instruments	—	2,543	—	2,543
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$62,077	$—	$62,077
Correspondent interest rate swaps not designated as hedging instruments	—	75	—	75
Customer interest rate swaps not designated as hedging instruments	—	51,418	—	51,418
Customer interest rate caps and collars not designated as hedging instruments	—	2,543	—	2,543
1) Represents LHFS elected to be carried at fair value.

	December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,096,292	$—	$1,096,292
Equity securities with a readily determinable fair value	9,792	—	—	9,792
Paycheck Protection Program (“PPP”) loans	—	—	1,995	1,995
LHFS(1)	—	19,775	—	19,775
Interest rate swap designated as hedging instruments	—	26,523	—	26,523
Correspondent interest rate swaps not designated as hedging instruments	—	38,839	—	38,839
Customer interest rate swaps not designated as hedging instruments	—	1,004	—	1,004
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$54,171	$—	$54,171
Correspondent interest rate swaps not designated as hedging instruments	—	1,126	—	1,126
Customer interest rate swaps not designated as hedging instruments	—	38,188	—	38,188
Customer interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition..
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2023 and December 31, 2022.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$11,050	$11,050
Servicing assets with a valuation allowance	—	—	7,088	7,088
As of December 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,969	$7,969
Servicing assets with a valuation allowance	—	—	10,984	10,984
At September 30, 2023, collateral dependent loans with an allowance had a recorded investment of $14,042, with $2,992 specific allowance for credit loss allocated. At December 31, 2022, collateral dependent loans with an allowance had a carrying value of $10,632, with $2,663 of specific allowance for credit loss allocated.
At September 30, 2023, servicing assets of $9,132 had a valuation allowance totaling $2,043. At December 31, 2022, servicing assets of $13,435 had a valuation allowance totaling $2,451.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of September 30, 2023 and December 31, 2022 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$713,408	$—	$713,408	$—
HTM debt securities	181,546	—	147,836	—
LHFS(1)	806	—	—	806
LHI(2)	9,507,333	—	—	9,326,018
Accrued interest receivable	47,739	—	47,739	—
BOLI	84,867	—	84,867	—
Servicing asset	6,273	—	6,273	—
Equity securities without a readily determinable fair value	11,256	N/A	N/A	N/A
FHLB and FRB stock	59,138	N/A	N/A	N/A
Financial liabilities:
Deposits	$10,196,518	$—	$9,418,008	$—
Advances from FHLB	200,000	—	199,844	—
Accrued interest payable	33,575	—	33,575	—
Subordinated debentures and subordinated notes	229,531	—	229,531	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$436,077	$—	$436,077	$—
HTM debt securities	186,168	—	158,781	—
Securities purchased under agreements to resell	—	—	—	—
LHFS(1)	866	—	866	—
LHI(2)	9,399,614	—	—	9,163,616
Accrued interest receivable	44,035	—	44,035	—
BOLI	84,496	—	84,496	—
Servicing asset	3,896	—	3,896	—
Equity securities without a readily determinable fair value	10,072	N/A	N/A	N/A
FHLB and FRB stock	101,568	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,123,234	$—	$8,341,419	$—
Advances from FHLB	1,175,000	—	1,156,852	—
Accrued interest payable	8,795	—	8,795	—
Subordinated debentures and subordinated notes	228,775	—	228,775	—
Securities sold under agreement to repurchase	—	—	—	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2023 and December 31, 2022 are as shown in the table below.

	September 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$16,877	$—	$250,000	$21,234	$—
Interest rate swaps on customer loan interest payments	375,000	—	55,251	375,000	—	49,211
Interest rate collars on customer loan interest payments	450,000	1,237	6,826	450,000	3,267	4,960
Interest rate floor on customer loan interest payments	200,000	2,779	—	100,000	2,022	—
Total derivatives designated as hedging instruments	$1,275,000	$20,893	$62,077	$1,175,000	$26,523	$54,171

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$877,614	$51,973	$75	$805,311	$38,839	$1,126
Interest rate caps and corridors	264,770	2,543	—	68,370	1,494	—
Commercial customer counterparty:
Interest rate swaps	877,614	54	51,418	805,311	1,004	38,188
Interest rate caps and corridors	264,770	—	2,543	68,370	—	1,494
Total derivatives not designated as hedging instruments	$2,284,768	$54,570	$54,036	$1,747,362	$41,337	$40,808
Offsetting derivative assets/liabilities	—	(41,628)	(41,628)	—	(30,982)	(30,982)
Total derivatives	$3,559,768	$33,835	$74,485	$2,922,362	$36,878	$63,997

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2023 and 2022 were as follows.

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	(Loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) gain recognized in other comprehensive income on derivative	Gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,105)	$1,105	Interest Expense	$(1,106)	$1,106	Interest Expense
Interest rate swap on money market deposit account payments	(1,751)	3,035	Interest Expense	5,855	1,124	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(9,060)	(5,260)	Interest Income	(23,165)	(873)	Interest Income
Total	$(11,916)	$(1,120)		$(18,416)	$1,357

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$180			$3,039

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(3,281)	$3,281	Interest Expense	$(2,464)	$2,464	Interest Expense
Interest rate swap on money market deposit account payments	(4,358)	8,469	Interest Expense	17,567	1,182	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(12,233)	(13,773)	Interest Income	(58,473)	704	Interest Income
Total	$(19,872)	$(2,023)		$(43,370)	$4,350

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,375			$5,165

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
The following is a summary of the interest rate swaps, caps and collars outstanding as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$877,614	2.41% - 7.37%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.3 years	$(51,622)
Interest rate caps and corridors	$264,770	3.50% - 7.50%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 1.0 years	$(2,543)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$877,614	2.41% - 7.37%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.3 years	$51,898
Interest rate caps and corridors	$264,770	3.50% - 7.50%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 1.0 years	$2,543

	December 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$(37,183)
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$(1,494)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,311	2.41% - 8.47%	LIBOR 1 month + 2.8% - 5.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 5.1 years	$37,713
Interest rate caps and corridors	$68,370	3.50%	LIBOR 1 month + 0.0%	Wtd. Avg. 1.8 years	$1,494

7. Off-Balance Sheet Loan Commitments
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Commitments to extend credit	$3,325,075	$4,511,671
MW commitments	974,941	1,088,558
Standby and commercial letters of credit	101,602	98,179
Total	$4,401,618	$5,698,408
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance for ACL on unfunded commitments	$10,454	$9,759	$10,086	$9,266
(Benefit) provision for credit losses on unfunded commitments	(909)	850	(541)	1,343
Ending balance of ACL on unfunded commitments	$9,545	$10,609	$9,545	$10,609

8. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and nine months ended September 30, 2023 and 2022.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2023 and 2022, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,000	$10.43
Outstanding and exercisable at September 30, 2022	1,000	$10.43	1.07

Outstanding at January 1, 2023	1,000	$10.43	1.07	$147
Exercised	(1,000)	10.43
Outstanding and exercisable at September 30, 2023	—	$—	—	$—

As of September 30, 2023, December 31, 2022 and September 30, 2022 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the nine months ended September 30, 2023 and 2022 is presented below:

	Fair Value of Options Exercised as of September 30,
	2023	2022
Nonperformance-based stock options exercised	$16	$—
2022 Equity Plan and Green Acquired Omnibus Plans
Grants of Restricted Stock Units
    During the three and nine months ending September 30, 2023, the Company granted non-performance-based RSUs and performance-based restricted stock units (“PSUs”) under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the nine months ending September 30, 2023 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2022 Equity Plan	$2,471	$2,918	$7,616	$8,266
Veritex (Green) 2014 Plan	489	197	1,398	811
2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of September 30, 2023 and 2022, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	710,043	$24.38
Granted	1,500	31.26
Exercised	(44,049)	23.21
Outstanding at September 30, 2022	667,494	$24.47	6.19
Options exercisable at September 30, 2022	541,650	$24.57	5.93

Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(17,285)	18.29
Outstanding at September 30, 2023	634,739	$24.63	4.84 years	$97
Options exercisable at September 30, 2023	608,739	$24.79	4.78 years	$97

As of September 30, 2023, December 31, 2022 and September 30, 2022, there was $36, $172 and $327 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over the remaining weighted average requisite service period of 0.01 years.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of September 30, 2023 and 2022, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	598,051	$23.39
Granted	519,455	33.99
Vested into shares	(140,857)	26.49
Forfeited	(13,693)	32.91
Outstanding at September 30, 2022	962,956	$28.52

Outstanding at January 1, 2023	955,104	$28.38
Granted	289,252	27.17
Vested into shares	(237,940)	29.58
Forfeited	(30,533)	32.23
Outstanding at September 30, 2023	975,883	$27.61

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of September 30, 2023 and 2022, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance conditions met	31,655	23.90
Vested into shares	(94,991)	21.49
Outstanding at September 30, 2022	132,564	$30.15

Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.90
Outstanding at September 30, 2023	129,768	$30.28
As of September 30, 2023, December 31, 2022 and September 30, 2022, there was $16,869, $17,160 and $14,327 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at September 30, 2023 is expected to be recognized over the remaining weighted average requisite service period of 1.83 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the nine months ended September 30, 2023 and 2022 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2023	2022
Non-performance-based stock options exercised	66	1,650
RSUs vested	3,800	2,503
PSUs vested	1,070	2,270
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2023 and 2022, and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	217,804	$19.62
Cancelled	(790)
Exercised	(58,642)	19.21
Outstanding at September 30, 2022	158,372	$19.76	5.42
Options exercisable at September 30, 2022	149,646	$19.11	5.29

Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(9,717)	21.38
Exercised	(13,266)	22.74
Outstanding at September 30, 2023	132,229	$21.89	3.91 years	$267
Options exercisable at September 30, 2023	132,229	$21.89	3.91 years	$267
Weighted average fair value of options granted during the period		$—
As of September 30, 2023 and December 31, 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. As of September 30, 2022 there was $25 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan, respectively.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of September 30, 2023 and 2022 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(33,531)	21.80
Forfeited	(7,601)	29.13
Outstanding at September 30, 2022	85,883	$21.11

Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at September 30, 2023	64,719	$18.26

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of September 30, 2023 and 2022 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	19.69
Vested into shares	(31,703)	19.69
Outstanding at September 30, 2022	19,173	$29.26

Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at September 30, 2023	10,642	$31.93
As of September 30, 2023, December 31, 2022 and September 30, 2022, there was $2,232, $3,825, and $1,024, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 0.87 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2023 and 2022 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2023	2022
Non-performance-based stock options exercised	$18	$1,650
RSUs vested	2,169	700
PSU vested	227	624
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of September 30, 2023 and 2022, and changes during the nine months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	66,143	$12.56
Cancelled	(21,235)	11.40
Exercised	(1,746)	13.20
Outstanding at September 30, 2022	43,162	$13.11	2.30 years

Outstanding at January 1, 2023	43,162	$13.11
Exercised	(32,378)	13.26
Outstanding at September 30, 2023	10,784	$12.65	4.32 years	$57
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the nine months ended September 30, 2023 and 2022 presented below:

	Fair Value of Options Exercised as of September 30,
	2023	2022
Nonperformance-based stock options exercised	379	55

9. Income Taxes
    Income tax expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense for the period	$9,282	$12,248	$30,019	$28,429
Effective tax rate	22.2%	22.0%	22.3%	21.1%
For the three months ended September 30, 2023, the Company had an effective tax rate of 22.2%. The Company had a net discrete tax expense of $505 thousand associated with return to provision adjustments during the three months ended

September 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 20.9% for the three months ended September 30, 2023.
For the three months ended September 30, 2022, the Company had an effective tax rate of 22.0% with no significant discrete tax items during the three months ended September 30, 2022 impacting the effective tax rate.
For the nine months ended September 30, 2023, the Company had an effective tax rate of 22.3%. The Company had a net discrete tax expense of $658 thousand, of which $505 thousand was associated with a return to provision adjustment and $153 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the nine months ended September 30, 2023. Excluding these discrete tax items, the Company had an effective tax rate of 21.8% for the nine months ended September 30, 2023.
For the nine months ended September 30, 2022, the Company had an effective tax rate of 21.1%. The Company had a net discrete tax benefit of $1.1 million associated with the recognition of an excess tax expense realized on share-based payment awards during the nine months ended September 30, 2022. Excluding this discrete tax item, the Company had an effective tax rate of 21.9% for the nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since September 30, 2023 that management believes have changed the Company’s category.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt Current Expected Credit Losses methodology (“CECL”) during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2020, the Company elected to utilize the five-year CECL transition. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital was delayed through the year 2021, with the effects phased-in over a three-year period from January 1, 2022 through December 31, 2024.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total capital (to RWA)
Company	$1,504,000	12.95%	$929,112	8.0%	$1,161,390	10.0%
Bank	1,477,654	12.73	928,612	8.0	1,160,765	10.0
Tier 1 capital (to RWA)
Company	1,204,446	10.37	696,883	6.0	696,883	6.0
Bank	1,376,779	11.86	696,516	6.0	928,687	8.0
Common equity tier 1 (to RWA)
Company	1,174,612	10.11	522,824	4.5	n/a	n/a
Bank	1,376,779	11.86	522,387	4.5	754,558	6.5
Tier 1 capital (to average assets)
Company	1,204,446	10.10	477,008	4.0	n/a	n/a
Bank	1,376,779	11.56	476,394	4.0	595,493	5.0
As of December 31, 2022
Total capital (to RWA)
Company	$1,395,904	11.63%	$960,209	8.0%	n/a	n/a
Bank	1,368,082	11.41	959,216	8.0	$1,199,020	10.0%
Tier 1 capital (to RWA)
Company	1,121,021	9.34	720,142	6.0	n/a	n/a
Bank	1,291,288	10.77	719,381	6.0	959,174	8.0
Common equity tier 1 (to RWA)
Company	1,091,353	9.09	540,274	4.5	n/a	n/a
Bank	1,291,288	10.77	539,535	4.5	779,329	6.5
Tier 1 capital (to average assets)
Company	1,121,021	9.82	456,628	4.0	n/a	n/a
Bank	1,291,288	11.32	456,286	4.0	570,357	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $20,000 and $40,000 were paid by the Bank to the Holdco during the three and nine months ending September 30, 2023, respectively. Dividends of $17,500 were paid by the Bank to the Holdco during the three and nine months ended September 30, 2022.

Dividends of $10,861, or $0.20 per outstanding share, and $32,548, or $0.60 per outstanding share on the applicable record date, were paid by the Company during the three and nine months ended September 30, 2023, respectively. Dividends of $10,791, or $0.20 per outstanding share, and $31,496, or $0.60 per outstanding share on the applicable record date, were paid by the Company during the three and nine months ended September 30, 2022, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.73% and 3.41% as of September 30, 2023 and December 31, 2022, respectively.

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

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 11.8% and 10.4% as compared to December 31, 2022 and June 30, 2023, respectively, to $10.20 billion at September 30, 2023. Borrowings from the FHLB decreased $1.13 billion during the third quarter of 2023. In March of 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) to offer loans of up to one year to eligible depository institutions pledging qualifying assets as collateral. These assets will be valued at par. The Company signed up for the program; however, the Company has no outstanding borrowings. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized with Common Equity Tier 1 capital (“ CET1”) at 10.11% as of September 30, 2023, an increase of 102 bps from December 31, 2022.

In accordance with Item 303(c) of Regulation S-K, the Company is providing a comparison of the quarter ended September 30, 2023 against the preceding sequential quarter. The Company believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business.

Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023

General

    Net income for the three months ended September 30, 2023 was $32.6 million, a decrease of $1.1 million, or 3.3%, from net income of $33.7 million for the three months ended June 30, 2023.
    Basic EPS for the three months ended September 30, 2023 was $0.60, a decrease of $0.02 from $0.62 for the three months ended June 30, 2023. Diluted EPS for the three months ended September 30, 2023 was $0.60, a decrease of $0.02 from $0.62 for the three months ended June 30, 2023.
Net Interest Income

For the three months ended September 30, 2023, net interest income totaled $99.4 million and net interest margin and net interest spread were 3.46% and 2.30%, respectively. For the three months ended June 30, 2023, net interest income totaled $100.8 million and net interest margin and net interest spread were 3.51% and 2.50%, respectively. The decrease in net interest income was primarily due to an increase in interest expense of $8.1 million in certificates and other time deposits and a $7.0 million increase in transaction and savings deposits. The decrease was partially offset by a $9.0 million decrease in interest expense in advances from FHLB and an increase in interest income of $3.6 million on loans during the three months ended September 30, 2023, compared to the three months ended June 30, 2023. Net interest margin decreased 5 bps to 3.46% from 3.51% for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, primarily due to the increase in funding costs on deposits, partially offset by an increase in loan yields during the three months ended September 30, 2023. As a result, the average cost of interest-bearing deposits increased to 4.12% for the three months ended September 30, 2023 from 3.61% for the three months ended June 30, 2023.

For the three months ended September 30, 2023, interest expense totaled $87.8 million and the average rate paid on interest-bearing liabilities was 4.21%. For the three months ended June 30, 2023, interest expense totaled $81.7 million and the average rate paid on interest-bearing liabilities was 3.86%. The quarter-over-quarter increase was primarily due to increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Federal Funds Rate.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2023 and three months ended June 30, 2023, interest income not recognized on nonaccrual loans was $1.9 million and $2.0 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	September 30, 2023			June 30, 2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,267,366	$161,615	6.92%	$9,285,550	$158,685	6.85%
LHI, MW	357,639	5,753	6.38	371,763	5,042	5.44
Debt Securities	1,121,716	10,928	3.87	1,133,845	10,166	3.60
Interest-earning deposits in other banks	520,785	7,128	5.43	583,818	7,507	5.16
Equity securities and other investments	135,714	1,691	4.94	137,868	1,118	3.25
Total interest-earning assets	11,403,220	187,115	6.51	11,512,844	182,518	6.36
ACL	(105,320)			(102,559)
Noninterest-earning assets	961,162			939,938
Total assets	$12,259,062			$12,350,223

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,168,876	$39,936	3.80%	$3,919,745	$32,957	3.37%
Certificates and other time deposits	3,151,704	36,177	4.55	2,873,548	28,100	3.92
Advances from FHLB	725,543	8,523	4.66	1,472,912	17,562	4.78
Subordinated debentures and subordinated debt	229,389	3,118	5.39	229,151	3,068	5.37
Total interest-bearing liabilities	8,275,512	87,754	4.21	8,495,356	81,687	3.86

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,272,207			2,175,002
Other liabilities	203,173			169,240
Total liabilities	10,750,892			10,839,598
Stockholders’ equity	1,508,170			1,510,625
Total liabilities and stockholders’ equity	$12,259,062			$12,350,223
Net interest rate spread(2)			2.30%			2.50%
Net interest income		$99,361			$100,831
Net interest margin(3)			3.46%			3.51%
(1) Includes average outstanding balances of LHFS of $28,284 and $23,374 for the three months ended September 30, 2023 and three months ended June 30, 2023, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	September 30, 2023 vs. June 30, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(311)	$3,241	$2,930
LHI, MW	(192)	903	711
Debt Securities	(109)	871	762
Equity securities and other investments	(810)	431	(379)
Interest-bearing deposits in other banks	(17)	590	573
Total increase in interest income	(1,439)	6,036	4,597
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	2,095	4,884	6,979
Certificates and other time deposits	2,720	5,357	8,077
Advances from FHLB	(8,911)	(128)	(9,039)
Subordinated debentures and subordinated notes	3	47	50
Total increase in interest expense	(4,093)	10,160	6,067
Decrease in net interest income	$2,654	$(4,124)	$(1,470)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $8.6 million for the three months ended September 30, 2023, compared to $15.0 million provision for the three months ended June 30, 2023. The change was primarily attributable to an increase in general reserves as a result of changes in economic factors and individually analyzed loans receiving specific reserves. For the three months ended September 30, 2023, we also recorded a $909 thousand benefit for unfunded commitments, compared to a $1.1 million benefit for unfunded commitments for the three months ended June 30, 2023. The main driver for the benefit for unfunded commitments is the reduction of unfunded commitments quarter over quarter.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30,	June 30,	Increase
	2023	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,159	$5,272	$(113)
Loan fees	1,564	1,520	44
Gain on sales of mortgage LHFS	21	40	(19)
Government guaranteed loan income, net	1,772	4,144	(2,372)
Equity method investment (loss) income	(136)	485	(621)
Customer swap income	202	961	(759)
Other	1,092	1,270	(178)
Total noninterest income	$9,674	$13,692	$(4,018)
Noninterest income for the three months ended September 30, 2023 decreased $4.0 million, or 29.3%, to $9.7 million compared to noninterest income of $13.7 million for the three months ended June 30, 2023. The primary drivers of the decrease were as follows.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $2.4 million, or 57.2%, for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, was primarily due to a $5.4 million decrease in the gain on sale of SBA and USDA loans. The decrease was partially offset by an increase of $3.0 million on the fair value of government guaranteed loans.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of income recorded on equity method investments, specifically our investment in Thrive Mortgage, LLC (“Thrive”), of which the Bank holds a 49% equity method interest. During the three months ended September 30, 2023, the Company recorded a loss from this investment of $136 thousand compared to income from this investment of $485 thousand during the three months ended June 30, 2023. The loss was primarily due to the negative impact of rising interest rates on the fair value and volume of loans originated by Thrive.
Customer swap income. The decrease in customer swap income of $759 thousand, or 79.0%, during the three months ended September 30, 2023, compared to the three months ended June 30, 2023, was primarily due to the decrease in trade executions.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30,	June 30,	Increase
	2023	2023	(Decrease)
	(In thousands)
Salaries and employee benefits	$30,949	$28,650	$2,299
Occupancy and equipment	4,881	4,827	54
Professional and regulatory fees	7,283	6,868	415
Data processing and software expense	4,541	4,709	(168)
Marketing	2,353	2,627	(274)
Amortization of intangibles	2,437	2,468	(31)
Telephone and communications	362	355	7
Other	6,608	6,693	(85)
Total noninterest expense	$59,414	$57,197	$2,217

Noninterest expense for the three months ended September 30, 2023 increased $2.2 million, or 3.9%, to $59.4 million compared to noninterest expense of $57.2 million for the three months ended June 30, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $30.9 million for the three months ended September 30, 2023, an increase of $2.3 million, or 8.0%, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $1.3 million increase in lender incentives, an $873 thousand increase in contra origination costs, a $625 thousand increase in spot bonuses, primarily due to the hire of our new Bank President and Chief Banking Officer and a $459 thousand increase in officer salaries. The increase was partially offset by a $631 thousand decrease in severance costs.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023, we did not believe a valuation allowance was necessary.

For the three months ended September 30, 2023, income tax expense totaled $9.3 million, a decrease of $443 thousand, compared to an income tax expense of $9.7 million for the three months ended June 30, 2023. For the three months ended September 30, 2023, we had an effective tax rate of 22.2%. The Company had a net discrete tax expense of $505 thousand associated with a return to provision adjustment made during the three months ended September 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 20.9% for the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022

General

    Net income for the nine months ended September 30, 2023 was $104.8 million, a decrease of $1.7 million, or 1.6%, from net income of $106.4 million for the nine months ended September 30, 2022.
    Basic EPS for the nine months ended September 30, 2023 was $1.93, a decrease of $0.08 from $2.01 for the nine months ended September 30, 2022. Diluted EPS for the nine months ended September 30, 2023 was $1.92, a decrease of $0.06 from $1.98 for the nine months ended September 30, 2022.
Net Interest Income

For the nine months ended September 30, 2023, net interest income before provisions for credit losses totaled $303.6 million and net interest margin and net interest spread were 3.55% and 2.51%, respectively. For the nine months ended September 30, 2022, net interest income before provision for credit losses totaled $258.6 million and net interest margin and net interest spread were 3.48% and 3.20%, respectively. Net interest margin increased 7 bps from the nine months ended September 30, 2022, primarily due to an increase in the average yields earned on interest-earning assets and offset by an increase in the average rate paid on interest-bearing liabilities during the nine months ended September 30, 2023. The increase in net interest income of $45.0 million was primarily attributable to an increase in interest income on loans which increased $220.0 million and a $17.3 million increase in interest income on deposits in financial institutions and Fed Funds sold due to an increase in loan yields and higher average balances. The increase was partially offset by an $84.0 million increase in interest expense on transaction and savings deposits, an increase of $78.5 million in interest expense on certificates and other time deposits and a $33.5 million increase in interest expense on advances from FHLB, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The $162.5 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits and borrowings. As a result, the average cost of interest-bearing deposits increased 298 bps to 3.62% for the nine months ended September 30, 2023 from 0.64% for the nine months ended September 30, 2022. The average costs of total deposits, including noninterest-bearing deposits, for the nine months ended September 30, 2023 is 2.03%.

For the nine months ended September 30, 2023, interest expense totaled $235.7 million and the average rate paid on interest-bearing liabilities was 3.80%. For the nine months ended September 30, 2022, interest expense totaled $38.6 million and the average rate paid on interest-bearing liabilities was 0.81%. The increase of $197.1 million in interest expense was primarily due increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by increases in Federal Funds Rate.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2023 and September 30, 2022, interest income not recognized on non-accrual loans was $4.7 million and $1.9 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,231,814	$467,101	6.76%	$7,586,302	$251,186	4.43%
LHI, MW	363,182	15,701	5.78	449,906	11,647	3.46
Debt securities	1,168,860	32,082	3.67	1,274,712	27,856	2.92
Interest-bearing deposits in other banks	527,805	20,169	5.11	422,905	2,874	0.91
Equity securities and other investments	132,895	4,217	4.24	187,002	3,633	2.60
Total interest-earning assets	11,424,556	539,270	6.31	9,920,827	297,196	4.01
ACL	(100,228)			(78,015)
Noninterest-earning assets	950,369			886,357
Total assets	$12,274,697			$10,729,169

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,079,436	$102,750	3.37%	$3,804,506	$18,742	0.66%
Certificates and other time deposits	2,873,388	85,244	3.97	1,539,861	6,764	0.59
Advances from FHLB	1,105,592	38,443	4.65	837,254	4,924	0.79
Subordinated debentures and subordinated notes	229,923	9,252	5.38	231,640	8,206	4.74
Total interest-bearing liabilities	8,288,339	235,689	3.80	6,413,261	38,636	0.81

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,305,745			2,797,110
Other liabilities	182,040			98,898
Total liabilities	10,776,124			9,309,269
Stockholders’ equity	1,498,573			1,419,900
Total liabilities and stockholders’ equity	$12,274,697			$10,729,169

Net interest rate spread(2)			2.51%			3.20%
Net interest income		$303,581			$258,560
Net interest margin(3)			3.55%			3.48%
(1) Includes average outstanding balances of LHFS of $23,810 and $12,973 for the nine months ended September 30, 2023 and September 30, 2022, respectively, and average balances of LHI, excluding MW.
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

	For the Nine Months Ended
	September 30, 2023 vs September 30, 2022
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$54,484	$161,431	$215,915
LHI, MW	(2,244)	6,298	4,054
Debt securities	(2,313)	6,539	4,226
Interest-bearing deposits in other banks	714	16,581	17,295
Equity securities and other investments	(1,052)	1,636	584
Total increase in interest income	49,589	192,485	242,074
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	1,354	82,654	84,008
Certificates and other time deposits	5,858	72,622	78,480
Advances from FHLB	1,578	31,941	33,519
Subordinated debentures and subordinated notes	(61)	1,107	1,046
Total increase in interest expense	8,729	188,324	197,053
Increase in net interest income	$40,860	$4,161	$45,021
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—Allowance for Credit Losses on Loans Held for Investment.” The provision for credit loan losses was $33.0 million for the nine months ended September 30, 2023, compared to a $15.2 million provision for credit loan losses for the nine months ended September 30, 2022, an increase of $17.9 million. The increase in the recorded provision for credit losses for the nine months ended September 30, 2023 was primarily attributable to changes in the Texas economic forecast and an increase in loan growth.

For the nine months ended September 30, 2023, we also recorded a $541 thousand benefit for unfunded commitments, which was attributable to a decrease in unfunded commitment balances compared to a $1.3 million provision for unfunded commitments for nine months ended September 30, 2022.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$15,448	$14,966	$482
Loan fees	5,148	7,965	(2,817)
Loss on sales of debt securities	(5,321)	—	(5,321)
Gain on sales of mortgage loans	67	546	(479)
Government guaranteed loan income, net	15,604	6,252	9,352
Equity method investment (loss) income	(1,172)	275	(1,447)
Customer swap income	1,380	5,625	(4,245)
Other	5,743	2,867	2,876
Total noninterest income	$36,897	$38,496	$(1,599)

Noninterest income for the nine months ended September 30, 2023 decreased $1.6 million, or 4.2%, to $36.9 million compared to noninterest income of $38.5 million for the nine months ended September 30, 2022. The primary drivers of the decrease were as follows:
Loan fees. The decrease of $2.8 million in loan fees is primarily due to a decrease of $1.2 million in unused lines fees on commercial and industrial loans, a decrease of $1.1 million in syndication fee income and a $678 thousand decrease in other loan fees.
Loss on sales of debt securities. The loss on sale of debt securities during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a $5.3 million loss on sales of debt securities due to the Company selling $116.2 million of debt securities in early March 2023. There were no comparative sales of securities for the nine months ended September 30, 2022.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The increase in government. guaranteed loan income, net, of $9.4 million during the nine months ended September 30, 2023 was primarily due to a $8.0 million increase in the gain on USDA and SBA loans and an increase of $1.6 million in government guaranteed LHFS loan valuation, compared to the nine months ended September 30, 2022.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of losses and gains primarily related to our Thrive Investment. The loss from Thrive was $1.2 million for the nine months ended September 30, 2023, a decrease of $1.4 million compared to income of $275 thousand for the nine months ended September 30, 2022. The decrease was primarily due to the negative impact of rising rates on the fair value.
Customer swap income. The decrease in customer swap income of $4.2 million or 75.5%, during the nine months ended September 30, 2023 was primarily due to the decrease in trade executions, compared to the nine months ended September 30, 2022.
Other. Other includes other noninterest income from fees. Other noninterest income was $5.7 million for the nine months ended September 30, 2023, an increase of $2.9 million, or 100.3% as compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in the valuation adjustment and amortization of our servicing asset of $2.8 million and an increase in BOLI income of $1.0 million, compared to the nine months ended September 30, 2022.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$91,464	$84,151	$7,313
Occupancy and equipment	14,681	13,628	1,053
Professional and regulatory fees	18,540	9,741	8,799
Data processing and software expense	13,970	9,816	4,154
Marketing	6,759	5,338	1,421
Amortization of intangibles	7,400	7,484	(84)
Telephone and communications	1,195	1,126	69
M&A expense	—	1,379	(1,379)
Other	19,217	13,053	6,164
Total noninterest expense	$173,226	$145,716	$27,510

Noninterest expense for the nine months ended September 30, 2023 increased $27.5 million, or 18.9%, to $173.2 million compared to noninterest expense of $145.7 million for the nine months ended September 30, 2022. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $91.5 million for the nine months ended September 30, 2023, an increase of $7.3 million, or 8.7%, compared to the nine months ended September 30, 2022. The increase was primarily attributable to a $6.0 million increase in officer salaries, a decrease of $4.0 million in contra origination costs, an increase of $2.0 million in severance costs and a $1.9 million increase in health insurance costs. The increase was partially offset by a decrease of $5.3 million decrease in lender incentives and a $1.2 million decrease in bonuses

Occupancy and equipment. This category includes expenses related to our buildings, equipment and leases. For the nine months ended September 30, 2023, occupancy and equipment expense was $14.7 million, an increase of $1.1 million, or 7.7%, compared to the same period in 2022. The increase was primarily attributable to a $398 thousand increase in repairs and building maintenance and a $369 thousand increase in lease payments. The remaining changes were nominal amongst individual other noninterest expense accounts.

Professional and regulatory fees. The category includes legal, professional, audit, regulatory, and FDIC assessment fees. The increase of $8.8 million, or 90.3%, was primarily attributable to an increase in FDIC assessment fees of $5.6 million due to an increase in asset size, an increase of $2.2 million in legal and professional fees, and an increase of $967 thousand in audit and regulatory services.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the nine months ended September 30, 2023, data processing and software expense was $14.0 million an increase of $4.2 million, or 29.4%, compared to the same period in 2022. The increase was primarily due to an increase of $3.5 million in software expenses for the enhancement of systems to mitigate security risk due to the Bank’s growth and $655 thousand in data processing expenses.

Marketing. This category of expenses includes expenses related to advertising and promotions. For the nine months ended September 30, 2023, marketing expense was $6.8 million, an increase of $1.4 million, or 26.6%, compared to the same period in 2022. The increase was primarily related to a $1.3 million increase in advertising & promotions expenses.

M&A expense. M&A expense includes legal, professional, audit, regulatory and other expenses incurred in connection with a merger or acquisition. This category includes expenses related to the pursuit of the acquisition of StoneCastle Insured Sweep, LLC (d/b/a interLINK) from StoneCastle Partners, LLC, of which the definitive agreement was terminated on September 1, 2022. There were no M&A related expenses for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, M&A expense was $1.4 million, which is related to legal and professional services related to the terminated acquisition of interLINK.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $19.2 million for the nine months ended September 30, 2023, compared to $13.1 million for the same period in 2022, an increase of $6.2 million, or 47.2%. This increase was primarily due to an increase of $1.4 million in loan fee expenses, an increase of $1.0 million in third party banking services and an increase of $1.0 million in miscellaneous expenses during the nine months ended September 30, 2023 as compared to the same period in 2022. The remaining changes were nominal amongst individual other noninterest expense accounts

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023, we did not believe a valuation allowance was necessary.

For the nine months ended September 30, 2023, income tax expense totaled $30.0 million, an increase of $1.6 million, compared to an income tax expense of $28.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had an effective tax rate of 22.3% which includes a discrete tax expense of $658 thousand, of which $505 thousand was associated with a return to provision adjustment and $153 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding these discrete tax items, the Company had an effective tax rate of 21.8%. For the nine months ended September 30, 2022, the Company had an effective tax rate of 21.1%.

Financial Condition

Our total assets increased $192.0 million, or 1.6%, from $12.15 billion as of December 31, 2022 to $12.35 billion as of September 30, 2023. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of September 30, 2023, total LHI, excluding ACL, was $9.67 billion, an increase of $166.2 million, or 1.7%, compared to $9.50 billion as of December 31, 2022. The increase was the result of the continued execution and success of our loan growth strategy and previously unfunded balances that were funded during the year. In addition to these amounts, $41.3 million and $20.6 million in loans were classified as LHFS as of September 30, 2023 and December 31, 2022, respectively.

Total LHI as a percentage of deposits were 94.5% and 104.1% as of September 30, 2023 and December 31, 2022, respectively. Total LHI, excluding MW loans, as a percentage of assets were 74.8% and 78.2% as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2023		2022		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,841,024	29.4%	$2,942,348	31.0%	$(101,324)	(3.4)%
MW	390,767	4.1	446,227	4.7	(55,460)	(12.4)%
Real estate:
OOCRE	697,299	7.2	715,829	7.5	(18,530)	(2.6)%
NOOCRE	2,398,060	24.9	2,341,379	24.6	56,681	2.4%
Construction and land	1,705,053	17.7	1,787,400	18.8	(82,347)	(4.6)%
Farmland	59,684	0.6	43,500	0.5	16,184	37.2%
1-4 family residential	933,225	9.7	894,456	9.4	38,769	4.3%
Multifamily	603,395	6.3	322,679	3.4	280,716	87.0%
Consumer	9,845	0.1	7,806	0.1	2,039	26.1%
Total LHI, carried at amortized cost(1)	$9,638,352	100.0%	$9,501,624	100.0%	$136,728	1.4%

Total LHFS	$41,313		$20,641
(1) Total LHI, carried at amortized cost, excludes $10.1 million and $19.0 million of deferred loan fees, net, as of September 30, 2023 and December 31, 2022, respectively.

Nonperforming Assets
The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of September 30,	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonperforming loans(1)
1-4 family residential	$900	$862
MW	208	—
OOCRE	10,368	9,737
NOOCRE	32,779	21,377
Commercial	35,106	11,397
Consumer	33	169
Accruing loans 90 or more days past due	474	125
Total nonperforming loans	79,868	43,667
OREO	—	—
Total nonperforming assets	$79,868	$43,667

Nonperforming assets to total assets	0.65%	0.36%
Nonperforming loans to total loans	0.83%	0.48%
(1) At September 30, 2023 and December 31, 2022, nonaccrual loans included PCD loans of $7.3 million and $8.5 million, respectively, not accounted for on a pooled basis along with $13.7 million and $13.2 million of PCD loans that are accounted for on a pooled basis at September 30, 2023 and December 31, 2022, respectively.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,630,155	$46,376	$28,522	$—	$1,705,053
Farmland	59,684	—	—	—	59,684
1 - 4 family residential	925,437	4,062	2,613	1,113	933,225
Multi-family residential	574,619	26,847	1,929	—	603,395
OOCRE	640,581	19,509	19,301	17,908	697,299
NOOCRE	2,109,280	175,671	99,004	14,105	2,398,060
Commercial	2,744,013	31,984	61,862	3,165	2,841,024
MW	390,559	—	208	—	390,767
Consumer	9,662	89	79	15	9,845
Total	$9,083,990	$304,538	$213,518	$36,306	$9,638,352

	December 31, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,764,634	$21,222	$—	$1,544	$1,787,400
Farmland	43,500	—	—	—	43,500
1 - 4 family residential	842,149	26,346	24,781	1,180	894,456
Multi-family residential	306,981	—	15,698	—	322,679
OOCRE	648,591	9,186	38,235	19,817	715,829
NOOCRE	2,167,498	105,963	55,170	12,748	2,341,379
Commercial	2,757,945	127,311	53,391	3,701	2,942,348
MW	444,393	1,626	208	—	446,227
Consumer	7,556	58	169	23	7,806
Total	$8,983,247	$291,712	$187,652	$39,013	$9,501,624

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	September 30, 2023		June 30, 2023		December 31, 2022
	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans	Allocated Allowance	ACL to Loans

Construction and land	$19,449	1.14%	$18,145	1.09%	$13,120	0.73%
Farmland	191	0.32	170	0.33	127	0.29
1 - 4 family residential	9,359	1.00	9,209	1.00	9,533	1.07
Multi-family residential	4,840	0.80	4,707	0.79	2,607	0.81
OOCRE	7,719	1.11	7,519	1.12	8,707	1.22
NOOCRE	29,819	1.24	27,875	1.11	26,704	1.14
Commercial	37,639	1.32	34,197	1.20	30,142	1.03
MW	465	0.12	—	—	—	—
Consumer	350	3.56	328	2.93	112	1.43
Total	$109,831	1.14%	$102,150	1.05%	$91,052	1.01%

The ACL increased $18.8 million to $109.8 million as of September 30, 2023 from December 31, 2022. The increase in the ACL compared to December 31, 2022, was primarily attributable to changes in economic factors, increases in specific reserves and loan growth, offset by charge-offs.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Nine Months Ended September 30, 2023
Construction and land	$—	$1,855,861	—%
Farmland	—	50,845	—
1 - 4 family residential	2	902,353	—
Multi-family residential	—	499,698	—
OOCRE	(491)	694,378	(0.28)
NOOCRE	(7,865)	2,369,293	(1.32)
Commercial	(5,742)	2,850,762	(0.80)
MW	—	363,182	—
Consumer	(137)	8,624	(6.30)
Total	$(14,233)	$9,594,996	(0.59)%

Nine Months Ended September 30, 2022
Construction and land	$—	$1,421,635	—%
Farmland	—	49,546	—
1 - 4 family residential	7	683,250	—
Multi-family residential	—	273,444	—
OOCRE	(2,401)	712,454	(1.34)
NOOCRE	(895)	2,123,719	(0.17)
Commercial	(3,389)	2,318,463	(0.58)
MW	—	449,906	—
Consumer	(1,189)	8,803	(53.59)
Total	$(7,867)	$8,041,220	(0.39)%
Net loans charged off increased $6.4 million, or 80.9%. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
Off-Balance Sheet Credit exposure
The ACL on off-balance-sheet credit exposures totaled $9.5 million and $10.1 million at September 30, 2023 and December 31, 2022, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of September 30, 2023, we held equity securities with a readily determinable fair value of $9.5 million compared to $9.8 million as of December 31, 2022. These equity securities primarily represent investments in a publicly traded Community Reinvestment Act fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $11.3 million at September 30, 2023, compared to $10.1 million at December 31, 2022. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of September 30, 2023, we held FHLB stock and FRB stock of $59.1 million compared to $101.6 million as of December 31, 2022. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2023, the carrying amount of debt securities totaled $1.06 billion, a decrease of $221.8 million, or 17.3%, compared to $1.28 billion as of December 31, 2022. The decrease was primarily due to the sale of debt securities of $109.8 million with a net loss of $5.3 million. Debt securities represented 8.6% and 10.6% of total assets as of September 30, 2023 and December 31, 2022, respectively.
All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 148 AFS debt securities that were in an unrealized loss position totaling $111.3 million as of June 30, 2023. The Company evaluated all debt securities and no ACL on debt securities was recognized in the Company’s consolidated balance sheets as of September 30, 2023. The Company recorded no ACL for its held to maturity debt securities as of September 30, 2023 and December 31, 2022, respectively.

    As of September 30, 2023 and December 31, 2022, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Equity Method Investments
Equity method investment loss is comprised of losses on equity method investments, specifically our 49% investment in Thrive. We had $54.4 million in equity method investments as of September 30, 2023 and reported a loss of $1.2 million resulting from these investments for the nine months ended September 30, 2023, which represents our proportionate share of our investee’s loss. The loss recorded during the nine months ended September 30, 2023 is a result of the negative impact of rising interest rates on the fair value and volume of loans originated by Thrive for the nine months ended September 30, 2023.

Deposits

Total deposits as of September 30, 2023 were $10.20 billion, an increase of $1.07 billion, or 11.8%, compared to $9.12 billion as of December 31, 2022. The increase from December 31, 2022 was primarily the result of increases of $1.32 billion in certificates and other time deposits and of $421.3 million in interest-bearing transaction. The increase was partially offset by decreases of $277.3 million in noninterest-bearing demand deposits and $387.6 million in correspondent money market deposits.

	September 30, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,363,340	23.2%	$2,305,745
Interest-bearing transaction	739,098	7.2%	743,468
Money market	3,096,498	30.4%	2,722,205
Savings	100,474	1.0%	103,271
Certificates and other time deposits	3,403,427	33.4%	2,873,388
Correspondent money market accounts	493,681	4.8%	510,492
Total deposits	$10,196,518	100.0%	$9,258,569

	December 31, 2022
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,640,617	28.9%	$2,782,077
Interest-bearing transaction	622,814	6.8%	613,318
Money market	2,773,623	30.4%	2,374,641
Savings	118,293	1.3%	129,376
Certificates and other time deposits	2,086,642	22.9%	1,601,687
Correspondent money market accounts	881,245	9.7%	817,591
Total deposits	$9,123,234	100.0%	$8,318,690
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2023 and December 31, 2022, total available borrowing capacity of $2.24 billion and $787.3 million, respectively, was available under this arrangement with outstanding balances of $200.0 million and $1.18 billion, respectively, and a weighted average interest rate of 4.65% for the nine months ended September 30, 2023 and 1.73% for the year ended December 31, 2022. The FHLB has also issued standby letters of credit to the Company for $1.26 billion and $1.03 billion as of September 30, 2023 and December 31, 2022, respectively. Our current FHLB advances mature within one year. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB allows us to borrow funds through their discount window or their new BTFP. As of September 30, 2023 and December 31, 2022, $2.65 billion and $1.14 billion, respectively, were available under the FRB discount window through the pledging of certain qualifying loans and securities. As of September 30, 2023 and December 31, 2022, no borrowings were outstanding under this arrangement. In addition, we had available borrowing capacity of $434.3 million under the BTFP through the pledging of certain qualifying securities with no outstanding borrowings under this program as of September 30, 2023.

Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 14 “Subordinated Debentures and Subordinated Notes” in our 2022 10-K for further discussion on the details of our junior subordinated debentures and subordinated notes.

	September 30, 2023
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	7.52%
SovDallas Capital Trust I	8,609	9.53
Patriot Bancshares Capital Trust I	5,155	7.42
Patriot Bancshares Capital Trust II	17,011	7.47
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.13

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2023 and the year ended December 31, 2022, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources. We maintained four lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $100.0 million as of September 30, 2023. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $175.0 million as of December 31, 2022. There were no advances under these lines of credit outstanding as of September 30, 2023 and December 31, 2022.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.27 billion for the nine months ended September 30, 2023 and $10.99 billion for the year ended December 31, 2022.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	25.3%
Interest-bearing	33.2	35.8
Certificates and other time deposits	23.4	14.6
Advances from FHLB	9.0	8.1
Other borrowings	1.9	2.1
Other liabilities	1.5	1.1
Stockholders’ equity	12.2	13.0
Total	100.0%	100.0%
Uses of Funds:
Loans	77.4%	74.9%
Debt Securities	9.5	11.6
Interest-bearing deposits in other banks	4.3	1.5
Other noninterest-earning assets	8.8	12.0
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	24.9%	33.4%
Average loans to average deposits	99.7%	94.6%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI increased 15.5% for the nine months ended September 30, 2023, compared to the year ended December 31, 2022. We use excess deposits to pay down FHLB borrowings to reduce wholesale funding.
As of September 30, 2023, we had $3.33 billion in outstanding commitments to extend credit, $974.9 million in unconditionally cancellable MW commitments and $101.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $4.51 billion in outstanding commitments to extend credit, $1.09 billion in MW commitments and $98.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2023, we had cash and cash equivalents of $713.4 million compared to $436.1 million as of December 31, 2022.

Analysis of Cash Flows

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
Net cash provided by operating activities	$138,068	$149,388
Net cash provided by (used in) investing activities	74,898	(1,970,773)
Net cash provided by financing activities	64,365	1,875,498
Net change in cash and cash equivalents	$277,331	$54,113
Cash Flows Provided by Operating Activities
    For the nine months ended September 30, 2023, net cash provided by operating activities decreased by $11.3 million when compared to the same period in 2022. The decrease in cash provided by operating activities was primarily attributable to a $20.1 million decrease in proceeds from LHFS.
Cash Flows Used in Investing Activities
    For the nine months ended September 30, 2023, net cash used in investing activities decreased by $2.05 billion when compared to the same period in 2022. The decrease in cash used in investing activities was primarily attributable to a $1.46 billion decrease in originations of net LHI, a $431.2 million increase in maturities, and calls and paydowns of AFS debt securities and a $109.8 million increase in proceeds from sales of AFS debt securities.
Cash Flows Provided by Financing Activities
    For the nine months ended September 30, 2023, net cash provided by financing activities decreased by $1.81 billion when compared to the same period in 2022. The decrease in cash provided by financing activities was primarily attributable to a $1.35 billion decrease in advances from FHLB, a $311.5 million decrease in new deposits and a $153.9 million decrease in proceeds from our common stock offering completed during the nine months ended September 30, 2022.
    As of the nine months ended September 30, 2023 and 2022, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources
Total stockholders’ equity increased to $1.49 billion as of September 30, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $41.4 million, or 2.9%. The increase from December 31, 2022 to September 30, 2023 was primarily the result of $104.8 million of net income recognized, $9.0 million in stock-based compensation and a $803 thousand increase due to the exercise of employee stock options during the nine months ended September 30, 2023. This increase was partially offset by $32.5 million in dividends declared and paid, $38.4 million in accumulated other comprehensive income, and $2.2 million of RSUs vesting during the nine months ended September 30, 2023.
By comparison, total stockholders’ equity increased to $1.41 billion as of September 30, 2022, compared to $1.32 billion as of December 31, 2021, an increase of $96.8 million, or 7.4%. The increase from December 31, 2021 to September 30, 2022 was primarily the result of our $153.8 million common stock offering, $106.4 million of net income recognized, along with $9.1 million in stock-based compensation and a $578 thousand increase due to the exercise of employee stock options during the nine months ended September 30, 2022. This increase was partially offset by $138.6 million in other comprehensive income and $31.5 million in dividends declared and paid during the nine months ended September 30, 2022.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2023 and December 31, 2022, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,504,000	12.95%	$1,395,904	11.63%
Tier 1 capital (to RWA)	1,204,446	10.37	1,121,021	9.34
Common equity tier 1 (to RWA)	1,174,612	10.11	1,091,353	9.09
Tier 1 capital (to average assets)	1,204,446	10.10	1,121,021	9.82
Veritex Community Bank
Total capital (to RWA)	$1,477,654	12.73%	$1,368,082	11.41%
Tier 1 capital (to RWA)	1,376,779	11.86	1,291,288	10.77
Common equity tier 1 (to RWA)	1,376,779	11.86	1,291,288	10.77
Tier 1 capital (to average assets)	1,376,779	11.56	1,291,288	11.32
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of September 30, 2023 since December 31, 2022 as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
During the second quarter of 2023, the Company observed a sustained decline in the market valuation of the Company’s common stock as a result of significant volatility in the banking industry with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. As a result, the Company performed an interim quantitative impairment test with a trigger date of May 31, 2023. The Company determined the fair value of its reporting unit using a combination of a market and an income approach. Upon completion of the quantitative evaluation, the Company determined that the fair value of the Company's reporting unit exceeded its related carrying value, and therefore goodwill was not impaired. During the third quarter of 2023, the Company evaluated current conditions and concluded there have been no significant changes in the economic environment or projections, and no decline in fair value during the quarter. However, changing economic conditions that may adversely affect the Company's performance, the fair value of its assets and liabilities, or its stock price could result in future impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

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
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and the Ukraine and Israel and Hamas, acts of terrorism (including cyber attacks) or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 ,respectively, and the information contained in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2023		As of December 31, 2022
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	14.38%	3.72%	13.00%	4.65%
+ 200	9.67%	2.72%	8.88%	3.36%
+ 100	4.90%	1.49%	4.46%	1.77%
Base	—%	—%	—%	—%
−100	(5.19)%	(1.82)%	(4.72)%	(2.55)%
−200	(10.31)%	(4.13)%	(10.01)%	(6.48)%
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: October 30, 2023	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)