Form 10-K
period 2023-12-31
Veritex Holdings, Inc.
filed 2024-02-28
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2023 was approximately $945,616,000.

At February 27, 2024, we had outstanding 54,495,326 shares of common stock, par value $0.01 per share.

Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2023

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ACL	Allowance for Credit Loss	Green	Green Bank
AFS	Available-For-Sale	HTM	Held-To-Maturity
AML	Anti-Money Laundering	IRA	Inflation Reduction Act of 2022
AMLA	Anti-Money Laundering Act of 2020	KRX	KBW Regional Banking Index
AOCI	Accumulated Other Comprehensive Loss	LHI	Loans Held for Investment
APIC	Additional Paid-In Capital	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	Lower	Lower Holding Company
ASU	Accounting Standard Update	MDR	Managed Detection and Response
BHC	Bank Holding Company Act of 1956	M&A	Mergers and acquisitions
BOLI	Bank-Owned Life Insurance	Management's Report	Management’s Report on Internal Control over Financial Reporting
Board	Board of Directors of Veritex	MW	Mortgage Warehouse
BSA	Bank Secrecy Act	NAC	North Avenue Capital, LLC
CD	Certificates of Deposit	NOOCRE	Non-owner Occupied CRE
CET1	Common Equity Tier 1	NPV	Net Present Value
CFPB	Consumer Financial Protection Bureau	OBS	Off-Balance Sheet
CISO	Chief Information Security Officer	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
CRA	Community Reinvestment Act	OOCRE	Owner Occupied CRE
CRE	Commercial Real Estate	PCAOB	Public Company Accounting Oversight Board
DCF	Discounted Cash Flow	PCD	Purchased Credit Deteriorated
DIF	Deposit Insurance Fund	PCI	Purchased Credit Impaired
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PD/LGD	Probability of Default/Loss Given Default
EITF	Emerging Issues Task Force	PSU	Performance-based Restricted Stock Units
EGRRCPA	Economic Growth, Regulatory Reform, and Consumer Protection Act	QRMs	Qualified Residential Mortgages
EPS	Earnings Per Share	RBC	Risk-Based Capital
Exchange Act	Securities Exchange Act of 1934	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	RWA	Risk-Weighted Assets
FDIA	Federal Deposit Insurance Act	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	SEC	Securities and Exchange Commission
Federal Reserve	The Federal Reserve System	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	Sovereign	Sovereign Bancshares, Inc.
FinCEN	U.S. Department of Treasury’s Financial Crimes Enforcement Network	TDB	Texas Department of Banking
FRB	Federal Reserve Bank of Dallas	Thrive	Thrive Mortgage, LLC
GAAP	Generally Accepted Accounting Principles	USDA	United States Department of Agriculture
GLB Act	Gramm-Leach-Bliley Financial Modernization Act of 1999

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impairment, and/or expected additional impairment on our current equity method investment in Thrive, the transaction between Thrive and Lower, including the expected timing of the completion of such transaction, the ability of the parties thereto to complete such transaction, the ability of the parties thereto to obtain any required regulatory or other approvals, authorizations or consents in connection with such transaction, and diversion of management time on issues related to such transaction, impact of certain changes in our accounting policies, standards and interpretations, a continuation of recent turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “seeks,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and the Ukraine and Israel and Hamas, acts of terrorism, cyber-attacks or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas. The Bank provides a full range of banking services, including commercial and retail lending and checking and savings deposit products, to individual and corporate customers. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance. Our current primary market includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

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

Our management team is led by our Chairman of the Board, Chief Executive Officer and President, C. Malcolm Holland, III, who has overseen and managed our organic growth and acquisition activity since we commenced banking operations.

The following table summarizes the seven transactions that we have completed since our inception through December 31, 2023, where we acquired 100% of the interest of each bank listed below in the table:

	Date	Number of
Bank Acquired	Completed	Branches	Locations
Green through Green Bancorp, Inc.	January 2019	21	Houston and Dallas
Liberty Bank through Liberty Bancshares, Inc.	December 2017	5	Fort Worth
Sovereign through Sovereign Bancshares, Inc.	August 2017	9	Dallas, Fort Worth, Houston and Austin[1]
Independent Bank of Texas through IBT Bancorp, Inc.	July 2015	2	Dallas
Bank of Las Colinas	October 2011	1	Dallas
Fidelity Bank through Fidelity Resources Company	March 2011	3	Dallas
Professional Bank, N.A. through Professional Capital, Inc.	September 2010	3	Dallas
1 Subsequent to the Company's acquisition of Sovereign, the Company sold Sovereign's Austin, Texas branch location.
Non-bank acquisitions
During 2021, the Company purchased a 49% interest in Thrive which is accounted for as an equity method investment. See Note 1 of the Notes to the Consolidated Financials for further discussion of our interest in Thrive. On December 11, 2023, Thrive entered into a definitive agreement, pursuant to which, subject to the terms and conditions therein, among other things, (a) 100% of Thrive will be acquired by Lower and (b) Veritex is expected to acquire an approximately 12.5% equity interest in Lower (the “Proposed Transaction”). Closing of the Proposed Transaction is expected to occur during the first quarter of 2024 and is subject to satisfaction of conditions to closing, including receipt of required regulatory approvals.
Additionally during 2021, the Company acquired NAC, making the Bank a leading player in the USDA Business & Industry Loan Program and furthered the Company’s strategy of diversifying revenue streams and providing meaningful gain on sale and loan servicing fees. The Company leverages NAC’s loan sourcing technology to further enhance the Company’s products and services. The following table provides the gain on sale of USDA loans for each year presented since the acquisition of NAC:

	For the Year Ended
($ in thousands)	2023	2022	2021
Gain on sale of USDA loans	$13,190	$10,731	$1,283
Fair value of USDA loans HFS at period end	$4,572	$8,214	$—
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
Lending Activities. As of December 31, 2023, total LHI totaled $9.47 billion, representing 76.4% of our total assets. Our loan portfolio primarily consists of CRE and general commercial loans, MW loans, residential real estate loans, construction and land loans, farmland loans and consumer loans.
Our underwriting philosophy seeks to balance our desire to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Managing credit risk is a company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria by loan type and ongoing risk monitoring and review processes for all types of credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our loan officers and lending support staff. Our Executive Loan Committee and Credit Portfolio Management Committee provide company-wide credit oversight and periodically review all credit risk portfolios via internal loan reviews throughout the year to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed at least annually to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate ACL levels for probable credit losses inherent in the loan portfolio.
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
Other Products and Services. We offer banking products and services that are attractively priced and we believe easily understood by customers, with a focus on convenience and accessibility. We offer an interest rate swap program as well as a full suite of online banking solutions, including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as ATMs, and mobile and digital banking, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit.
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

We remain focused on our organic loan growth and deposit repricing strategy to expand net interest margin. In addition, we are currently focused on limiting our interest rate exposure and expanding noninterest income though increased income from our derivative program and non-bank subsidiaries. Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into a derivative contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” derivative contract with a correspondent bank counterparty. The two derivatives are carried at market value with changes in value offsetting. We use interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.
Investments
The primary objective of our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet or exceed regulatory capital requirements.  As of December 31, 2023, the book value of our AFS and HTM debt securities portfolio totaled $1.34 billion, with an average tax-equivalent yield of 3.90% and an estimated effective duration of approximately 4.12 years.
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
Competition
The Texas market for banking services is highly competitive. Texas’ largest banking organizations are headquartered outside of Texas and are controlled by organizations outside the state. We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and nationally, and more recently with financial technology companies that rely on technology to provide financial services. We believe that many small to medium-sized businesses and professionals are interested in banking with a company headquartered in, and with decision-making authority based in, Texas. We also believe these customers seek established Texas bankers who have the expertise to act as trusted advisors regarding their banking needs. We believe Veritex can offer customers more responsive and personalized service superior to our competitors. We also believe that, if we service these customers properly, we will be able to establish long-term relationships and provide multiple products to our customers, thereby enhancing our profitability. See “Risk Factors — Risks Related to Veritex’s Business — We face strong competition from financial services companies and other companies that offer banking services, which could adversely affect our business, financial condition, and results of operations.” in Item 1A of this report.
Employees and Human Capital Resources
As of December 31, 2023, we had 820 full-time employees and 6 part-time employees. Our employees are not represented by a union. We strive to maintain a culture where employees are rewarded for hard work and share in the benefits of the success of our Company.
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
We offer comprehensive compensation and benefits packages to our employees, including a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family assistance programs, including paid family leave, flexible work arrangements and adoption assistance plans, amongst others. We also offer stock-based compensation to certain management personnel as a way to attract and retain key talent. See Notes 19 and 20 in the consolidated financial statements included elsewhere in this report for further discussion of our benefit plans and stock-based compensation.

Our Corporate Information
Our principal executive offices are located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225, and our telephone number is (972) 349-6200. Our Bank website is www.veritexbank.com and our Company investor relations website is ir.veritexbank.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These documents are also available on the website of the SEC at www.sec.gov. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Supervision and Regulation
The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations and performance of Veritex and our subsidiaries and are intended primarily for the protection of the DIF of the FDIC, the bank’s depositors and the public, rather than our shareholders or creditors.
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
Bank and Bank Holding Company Regulation
The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC up to applicable legal limits. The Bank is a member of the Federal Reserve; therefore, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the TDB and the Federal Reserve.
A company that acquires ownership or control of 25% or more of any class of voting securities of a bank or bank holding company, that controls the election of a majority of the board of directors of such an institution, or that exercises a controlling influence over the affairs of such an institution, is a bank holding company and must obtain the prior approval of and later register with the Federal Reserve under the BHC Act.
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
The Dodd-Frank Act and the EGRRCPA
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposed significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, enhanced oversight of credit rating agencies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.
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

•Mortgage loan origination. The Dodd-Frank Act created the CFPB and authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay a residential mortgage loan. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless it makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB has promulgated and amended final rules to, among other things, specify the types of income and assets that may be considered in the ability to repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. As revised in December 2020, the rules set conditions for “qualified mortgages,” including price-based limits and limits on other terms of the loans. Points and fees are subject to a relatively stringent cap, and are defined to include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest only loans and negative amortization loans, cannot be qualified mortgages.

•Risk retention. The Federal Reserve, together with the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, issued a final rule in 2014 to implement the risk retention requirement mandated by Section 941 of the Dodd-Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by QRMs, which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the CFPB. In addition, the rule provides for reduced risk retention requirements for qualifying securitizations of commercial loans, CRE loans and auto loans.

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

•CFPB. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt certain types of consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations increases our cost of operations. The rulemaking, examination and enforcement priorities of the CFPB may change under the Biden administration, but we are unable to predict what effect, if any, these changes may have on the Bank.

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

•Debit Card Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.

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
The Volcker Rule
Section 619 of the Dodd-Frank Act, popularly known as the “Volcker Rule,” generally prohibits “banking entities” from engaging in “proprietary trading” and making investments and conducting certain other activities with private equity funds and hedge funds. These prohibitions apply to banking entities of any size, including us and the Bank. In 2013, the Federal Reserve, together with the FDIC, the OCC, the SEC and the Commodity Futures Trading Commission, issued regulations to implement the Volcker Rule. We are subject to the Volcker Rule but the Volcker Rule does not significantly affect the operations of us and our subsidiaries because we do not have any significant engagement in the businesses covered by the Volcker Rule.
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
Permissible Activities and Investments
Banking laws generally restrict our ability to engage in, or acquire 5% or more of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The GLB Act expanded the scope of permissible activities to include those that are financial in nature or incidental or complementary to a financial activity for a bank holding company that elects to be a financial holding company, which requires the satisfaction of certain conditions. We have not elected financial holding company status.

In addition, as a general matter, we must receive prior regulatory approval before establishing or acquiring a depository institution or, in certain cases, a non-bank entity.
The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit such activities. FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity in which national banks are not permitted to engage, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.
Branches
Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the Federal Reserve.  The regulators consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, record of the CRA performance and consistency with corporate powers. The Dodd-Frank Act permits insured state banks that satisfy certain conditions to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.
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
Under the generally applicable capital requirements, we and the Bank are required to maintain CET1 capital of at least 4.5% of RWA, Tier 1 capital of at least 6% of RWA, total capital (a combination of Tier 1 and Tier 2 capital) of at least 8% of RWA, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. In addition, generally applicable capital requirements subject banking organizations to limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of CET1 capital in an amount greater than 2.5% of its total RWA in excess of the minimum RBC ratio requirements. The effect of the fully phased-in capital conservation buffer is to increase the minimum CET1 capital ratio to 7.0%, the minimum tier 1 RBC ratio to 8.5% and the minimum total RBC ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The capital regulations also determine the thresholds necessary for a bank to be deemed well or adequately capitalized; these adjustments are discussed below under “Prompt Corrective Action.”

For purposes of the generally applicable capital requirements, the components of CET1 capital include common stock instruments (including related surplus), retained earnings, and certain minority interests in the equity accounts of fully consolidated subsidiaries (subject to certain limitations). A bank must make certain deductions from and adjustments to the sum of these components to determine CET1 capital. Additional Tier 1 capital includes noncumulative perpetual preferred stock and related surplus, and certain minority interests in the equity accounts of fully consolidated subsidiaries not included in CET1 capital, subject to certain limitations. As a bank holding company with less than $15 billion in total assets, we may include certain existing trust preferred securities and cumulative perpetual preferred stock in regulatory capital while other instruments are disallowed. Tier 2 capital includes subordinated debt with a minimum original maturity of five years, related surplus, certain minority interests in in the equity accounts of fully consolidated subsidiaries not included in Tier 1 capital (subject to certain limitations), and limited amounts of a bank’s ACL. Certain deductions and adjustments are necessary for both additional Tier 1 capital and Tier 2 capital.

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

At December 31, 2023, we and the Bank are in compliance with the generally applicable capital ratio requirements. See Note 23 of the Notes to the Consolidated Financials for further discussion.
For us to be “well-capitalized,” the Bank must be well-capitalized and Veritex must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2023, we met all the requirements to be deemed well-capitalized.

($ in thousands)	Amount	Ratio
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%
Bank	1,467,960	12.90
Tier 1 capital (to RWA)
Company	1,202,252	10.56
Bank	1,368,384	12.03
Common equity tier 1 (to RWA)
Company	1,172,362	10.29
Bank	1,368,384	12.03
Tier 1 capital (to average assets)
Company	1,202,252	10.03
Bank	1,368,384	11.43
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
Prompt Corrective Action
In addition to the capital rules described above, the Bank is subject to the FDIC’s Prompt Corrective Action (“PCA”) regime. The PCA regime subjects an insured depository institution to increasingly stringent restrictions and supervisory actions by its primary federal regulator, if the institution becomes undercapitalized and its financial condition continues to deteriorate. Each U.S. insured depository institution falls within one of five assigned capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution is deemed to be “well capitalized” if it has a total RBC ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 RBC ratio of 8.0% or greater and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. A well-capitalized institution is not subject to any restrictions on its activities and enjoys certain regulatory advantages such as streamlined processing of many applications. A depository institution is deemed to be “adequately capitalized” if it has a total RBC ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 RBC ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and does not meet the criteria for a “well capitalized” bank. Adequately-capitalized status is necessary in order to undertake a variety of regulated activities. An institution that is adequately capitalized but not well capitalized may be restricted in its ability to rely on brokered deposits, which is discussed further below under “Brokered Deposits.”

A depository institution is “under capitalized” if it has a total RBC ratio of less than 8.0%, a CET1 capital ratio of less than 4.5%, a Tier 1 RBC ratio of less than 6.0% or a leverage ratio of less than 4.0%. A depository institution is “significantly undercapitalized” if it has a total RBC ratio of less than 6.0%, a CET1 capital ratio of less than 3.0%, a Tier 1 RBC ratio of less than 4.0% or a leverage ratio of less than 3.0%. An institution is critically undercapitalized if its ratio of tangible equity to total assets is equal to or less than 2.0%. Significantly undercapitalized institutions are subject to a wider array of adverse agency actions than undercapitalized institutions. A critically undercapitalized institution is likely to be place in receivership if it does not find a merger partner. Under certain circumstances, an institution may be treated as if the institution were in the next lower capital category.

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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2023, the Bank met all requirements to be “well capitalized” under the PCA regulations.

Regulatory Limits on Dividends, Distributions and Stock Repurchases
As a bank holding company, we are subject to certain restrictions on paying dividends under applicable federal and Texas laws, regulations and guidance. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (i) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.
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

On January 23, 2024, Veritex Holdings, Inc. announced that its Board declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 23, 2024 to shareholders of record as of February 9, 2024. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

In August 2022, the Inflation Reduction Act of 2022 was enacted. Among other things, the Inflation Reduction Act imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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
Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2023, the Bank is considered a well capitalized insured depository institution and had total brokered deposits of $2.03 billion.
Concentrated CRE Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank has a concentration in CRE lending if (i) total reported loans for construction, land development and other land represent 100% or more of total RBC or (ii) total reported loans secured by multifamily and non-farm, non-residential properties and loans for construction, land development and other land represent 300% or more of total RBC and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied CRE loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. At December 31, 2023, our total reported loans for construction, land development and other land represented over 100% of our total RBC, indicating a concentration in CRE lending. At December 31, 2023, our management believes that it has adequately addressed the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in CRE lending.
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

Deposit Insurance and Deposit Insurance Assessments
The Bank’s deposits are insured by the DIF to the maximum extent permitted by the FDIC. This amount is $250,000 per depositor per account. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent, below the statutory minimum of 1.35 percent. The decline in the ratio was due to extraordinary insured deposit growth, which was resulted mainly from the COVID-19 pandemic, specifically monetary policy action, direct government assistance to the consumers and businesses, and an overall reduction in spending. The FDIC adopted a restoration plan on September 15, 2020 to restore the DIF reserve ratio to the statutory minimum. This restoration plan was amended on June 21, 2022 based on projections indicating that the DIF reserve ratio was at risk of not reaching the required minimum by the statutory deadline of September 30, 2028. In conjunction with the amended restoration plan, the FDIC increased deposit insurance assessment rates by 2 basis points for all insured depository institutions, effective in the first quarterly assessment period of 2023. As of June 30, 2023, the DIF reserve ratio fell to 1.10 percent, from 1.25 percent as of December 31, 2022. The decline in the DIF reserve ratio was due to increased loss provisions, including for the bank failures that occurred in March and May 2023, respectively, coupled with strong insured deposit growth.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF associated with protecting uninsured depositors following the March and May 2023 bank failures. The FDIA requires the FDIC to take this action in connection with the systematic risk determination announced on March 12, 2023 to cover certain deposits that were otherwise uninsured in connection with the March and May 2023 bank failures. The FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment will be based on an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5.0 billion in estimated uninsured deposits from the insured depository institution. As a result of the FDIC’s final rule, we accrued $768 thousand related to the special assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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
AML and OFAC
The BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act of 2001, and regulations and policies implementing these statutes require the Bank to maintain a risk-based AML program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activities. The Federal Reserve expects that we will have an effective governance structure for the program which includes effective oversight by our Board and management. The program must include, at a minimum, a designated compliance officer, written policies, procedures and internal controls, training of appropriate personnel, and independent testing of the program and risk-based customer due diligence procedures. The U.S. Department of Treasury’s FinCEN and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective AML programs.

In January 2021, the AMLA was enacted. The AMLA includes extensive and fundamental reforms to BSA and other AML laws. Among other things, the AMLA is intended to (1) improve coordination and information sharing among the agencies administering AML, (2) modernize AML laws, (3) encourage technological innovation and the adoption of new technology by financial institutions, (4) reinforce that the AML shall be risk-based, (5) establish uniform beneficial ownership information reporting requirements, and (6) establish a secure, nonpublic database at FinCEN for beneficial ownership information.

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

The U.S. Department of the Treasury’s OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. OFAC administers and enforces applicable economic and trade sanctions programs. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals.

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
•Electronic Funds Transfer Act;
•Expedited Funds Availability Act;
•Equal Credit Opportunity Act;
•Fair and Accurate Credit Transactions Act;
•Fair Housing Act;
•Fair Credit Reporting Act;
•Fair Debt Collection Act;
•The GLB Act;
•Home Mortgage Disclosure Act;
•Right to Financial Privacy Act;
•Real Estate Settlement Procedures Act;
•Section 5 of the Federal Trade Commission Act; and
•Section 1031 of the Dodd-Frank Act.
Many states and local jurisdictions have consumer protection laws analogous to, and in addition to, those listed above, including state usury laws. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. Also, the CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank and its affiliates and subsidiaries are subject to CFPB supervisory and enforcement authority.

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

On October 26, 2022, the SEC adopted a final rule under the Dodd-Frank Act directing national securities exchanges and associations, including Nasdaq, to implement listing standards that require listed companies to adopt policies providing for the recovery (or “clawback”) of erroneously awarded incentive-based compensation received by current or former executive officers in connection with a required accounting restatement. On June 9, 2023, the SEC approved Nasdaq’s proposed listing standards that implement the Dodd-Frank Act rule, including for issuers on the Nasdaq Global Market. These standards became effective with respect to compensation received by such executive officers on or after October 2, 2023. Nasdaq-listed issuers had until December 1, 2023 to adopt a compliant recovery policy, which the Company has adopted.

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

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.On July 26, 2023, the SEC issued a final rule that requires current disclosure of material cybersecurity incidents, as well as enhances and standardizes disclosures regarding cybersecurity risk management, strategy and governance. Effective September 5, 2023, the SEC’s rule requires public companies to generally disclose information about a material cybersecurity incident within four business days of determining it is material, with periodic updates as to the status of the incident in subsequent filings as necessary.

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

On October 24, 2023, the Federal Reserve, the FDIC and the OCC jointly issued a final rule to strengthen and modernize regulations implementing the CRA that, among other things, (i) encourages banks to expand access to credit, investment, and banking services in low- to moderate-income communities, (ii) adapts to changes in the banking industry, including internet and mobile banking, (iii) provides greater clarity and consistency in the application of the CRA regulations and (iv) tailors CRA evaluations and data collection to bank size and type. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We are and will continue to evaluate the impact of these changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

ITEM 1A. RISK FACTORS SUMMARY

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
•We could recognize losses on debt securities held in our securities portfolio, particularly if interest rates stay at current levels or increase or economic and market conditions deteriorate.
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
•Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
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
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2023, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have an adverse impact on our business, financial condition and results of operations. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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
Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; the impact of political conditions, including the 2024 presidential and congressional elections; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the current Russian invasion of Ukraine, Israel and Hamas conflict, terrorism or other geopolitical events. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.

We are monitoring the conflicts between Russia and Ukraine and Israel and Hamas. While we do not expect that either conflict will itself be material to Veritex, geopolitical instability and adversity arising from such conflicts (including additional conflicts that could arise from such conflicts), the imposition of sanctions, taxes and/or tariffs against Russia and Russia’s response to such sanctions (including retaliatory acts, such as cyber-attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.

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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2023, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2023, $2.75 billion of our loan portfolio or 28.7%, of our total LHI, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

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
As of December 31, 2023, our allowance for credit losses was $109.8 million of our total LHI. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.
The FASB and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
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
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our LHI portfolio has grown to $9.59 billion as of December 31, 2023. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our CRE and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2023, $3.14 billion of our loan portfolio, or 32.8% of total LHI, consisted of CRE loans and $1.73 billion of our loan portfolio, or 18.1% of total LHI, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied CRE loan portfolio could require us to increase the allowance for credit losses, which would reduce profitability and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, $6.83 billion of our loan portfolio, or 71.2% of total LHI, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2023, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $811.2 million, or 8.5% of total LHI, and $1.68 billion, or 17.5%, of total LHI, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have an adverse effect on our business, financial condition and results of operations.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from our brokered deposit network, the FHLB and the FRB. We also may borrow funds from third-party lenders, such as other financial institutions. Access to funding sources in amounts adequate to finance or capitalize our activities, or on acceptable terms, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of business activity as a result of a downturn in the Dallas-Fort Worth metroplex or the Houston metropolitan area or by one or more adverse regulatory actions against Veritex.

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

We could recognize losses on debt securities held in our securities portfolio, particularly if interest rates stay at current levels or increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 89.1% as of December 31, 2023), we also invest a percentage of our total assets in debt securities (10.1% as of December 31, 2023) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2023, the fair value of our AFS debt securities portfolio was $1.08 billion, which included a net unrealized loss of $84.5 million. Factors beyond our control can significantly influence the fair value of debt securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate debt securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last two years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in U.S. banks’ securities portfolios. If the Company were to sell such securities with embedded unrealized losses, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that this program or similar programs will be available in the future or effective in addressing liquidity needs on favorable terms as they arise.

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

We must also comply with Section 404 of the Sarbanes-Oxley Act, which requires that we perform an annual evaluation of the effectiveness of our internal control over financial reporting. During the course of our evaluation and testing, we may identify deficiencies, including material weaknesses, which would have to be remediated to satisfy SEC rules for attesting to the effectiveness of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is determined to exist, we must disclose this deficiency in periodic reports we file with the SEC. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would also preclude our independent auditors from attesting to the effectiveness of our internal control over financial reporting. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the market price of our common stock.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2023, goodwill totaled $404.5 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF associated with protecting uninsured depositors following the March and May 2023 bank failures. The FDIA requires the FDIC to take this action in connection with the systematic risk determination announced on March 12, 2023 to cover certain deposits that were otherwise uninsured in connection with the March and May 2023 bank failures. The FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment will be based on an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5.0 billion in estimated uninsured deposits from the insured depository institution. As a result of the FDIC’s final rule, we accrued $768 thousand related to the special assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $12.2 million, which included $768 thousand of FDIC special assessment, for the year ended December 31, 2023 and $5.3 million and $4.0 million for the years ended December 31, 2022 and 2021, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are subject to increased capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based and leverage capital requirements to apply to insured depository institutions and their holding companies. In 2013, the federal banking agencies adopted revised risk-based and leverage capital requirements as well as a revised method for calculating RWA.

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

The March and May 2023 bank failures, need for outside liquidity support and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional bank holding companies like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to move and/or maintain their deposits to/with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of higher interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny and regulatory initiatives, such as new regulations or heightened supervisory expectations, intended to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Regulators, customers and investors may, among other things, view our deposit composition, level of uninsured deposits, potential losses embedded in HTM securities, contingent liquidity, CRE composition and concentration, capital position and oversight and internal control structures regarding the foregoing as presenting higher risk in comparison with large national banks or smaller community banks. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, we had approximately $198.9 million outstanding in aggregate principal amount of subordinated notes held by investors, and, in the aggregate, $30.9 million of junior subordinated debentures issued to four statutory trusts that in turn issued $32.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

In January 2019, we initiated a quarterly cash dividend on our common stock. Holders of our common stock are entitled to receive only such cash dividends as our Board may declare out of funds legally available for the payment of dividends. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our Board and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our Board may deem relevant. As a bank holding company, our ability to pay dividends is also affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to Holdco, as these distributions and payments are our principal source of funds to pay dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to Holdco. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock. See also “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management.

We completed our initial public offering in October 2014. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also incur costs associated with our public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, stock exchange rules and the rules implemented by the SEC. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.  CYBERSECURITY
Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions and our information systems, the Company has implemented a comprehensive cybersecurity risk management program, which is a component of its overarching enterprise risk management program. Key components of the cybersecurity risk management program include:

•    A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate these risks; and reports results to executive management and the Board;
•    A third-party MDR service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting;
•    A dedicated cybersecurity team covering critical cyber defense functions such as engineering, data protection, identity and access management, insider risk management, security operations, threat emulation and threat intelligence;
•    A training program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks;
•    An awareness program that keeps employees informed about cybersecurity threats and how to stay safe online;
•    An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.

The Company engages reputable third-party assessors to conduct various independent risk assessments on a regular basis, including but not limited to maturity assessments and various testing. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

Our third-party risk management program is designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

The Company’s cybersecurity risk management program and strategy are designed to ensure the Company's information and information systems are appropriately protected from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.

The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it may not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner.

For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Item 1A Risk Factors.

Governance

Board Oversight

The Board is charged with overseeing the establishment and execution of the Company’s risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over the Company’s risk management framework, including oversight of cybersecurity risk and cybersecurity risk management, to the Risk Committee of the Board. The Risk Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the CISO and the Head of Information Risk and provides periodic updates regarding cybersecurity risks and the cybersecurity program to the full Board. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.

Management's Role

The Information Security department is responsible for implementing and maintaining the Company’s cybersecurity risk management program. The Information Security department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by the CISO, who reports directly to the Chief Information Officer and the Board with a secondary reporting line to the Chief Risk Officer. The Company’s CISO has over 20 years of experience in cybersecurity across the financial services industry, as well as experience working in a leading managed security services provider. Prior to joining the Company, the Company’s CISO served as leader of the Global Threat Management Center for a major global financial institution. The Information Risk department, led by the Head of Information Risk, who reports directly to the Chief Risk Officer, is responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. As a governance and oversight function, the Information Risk department measures and reports on the quality of information and cyber risk management across all functions of the Company. Information security risk is reported by both the Information Security and Information Risk departments through monthly management metric reporting working groups and multiple layers of quarterly risk committees to achieve an appropriate flow of information risk reporting to the Board. The risk committees include the Operational Risk Management Committee, the Executive Risk Management Committee and the Risk Committee of the Board. These committees establish and oversee policies, programs, and other guidance to provide specific expectations for managing the cybersecurity risk.

ITEM 2.  PROPERTIES
At December 31, 2023, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2023, we had 18 full-service branches located in the Dallas-Fort Worth metroplex and 11 full-service branches in the Houston metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2023, we owned 16 of our branch locations and leased the remaining 13 branch and office locations. The remaining terms of our leases on our full-services branches range from one to nine years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
For more information about our bank premises and equipment and leases, please see Note 7 and Note 8, respectively, of our consolidated financial statements included elsewhere in this report.

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
Holders of Record
As of February 27, 2024, there were 272 holders of record of our common stock.
Dividend Policy
On January 23, 2024, Veritex announced that its Board declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 23, 2024 to shareholders of record as of February 9, 2024. For the year ended December 31, 2023, we declared and paid $43.3 million in cash dividends.
The timing, declaration, amount and payment of any future cash dividends are at the discretion of our Board and will depend on many factors, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our Board may deem relevant. In addition, there are regulatory restrictions on our ability and the ability of the Bank to pay dividends. See “Item 1A. Risk Factors—Our dividend policy may change without notice, our future ability to pay dividends is subject to restrictions, and we may not pay dividends in the future” and “Item 1. Business—Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the KBW Nasdaq Regional Banking Index and the Nasdaq Bank Index for the period beginning on December 31, 2018 through December 31, 2023. The following information reflects index values as of close of trading, assumes $100 invested on December 31, 2018 in our common stock, the KBW Nasdaq Regional Banking Index and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Veritex Holdings, Inc.	$100.00	$121.23	$108.31	$151.34	$123.55	$115.31
KBW Nadsaq Regional Banking Index (KRX)	100.00	100.53	99.29	128.04	116.75	101.46
Nasdaq Bank Index	100.00	136.25	120.02	186.06	131.34	108.84

Comparison of Cumulative Total Return
Stock Repurchases
On January 28, 2019, our Board authorized a stock buyback program pursuant to which we may, from time to time, purchase up to $50.0 million of our outstanding common stock (the “Stock Buyback Program”). Our Board authorized increases of $50.0 million in September 2019, $75.0 million in December 2019 and $75.0 million in September 2021, resulting in an aggregate authorization to purchase of up to $250.0 million of our common stock. Our Board also authorized extensions of the expiration date of the Stock Buyback Program from December 31, 2019 to December 31, 2020, then from December 31, 2020 to March 31, 2021 and then from March 31, 2021 to December 31, 2022. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may be terminated or amended by the Board at any time prior to its expiration. During 2023, the Company had no repurchases of shares of its common stock.

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

Anticipated 2024 Trends

This discussion of trends expected to impact our business in 2024 is based on information presently available and reflects certain assumptions, including the current economic and interest rate environment. Differences in actual economic conditions compared with our assumptions could have an adverse impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2024:

•Focus on deposit liquidity to fund continued organic growth;
•Continued emphasis on credit quality and relationship banking;
•Focus on net interest margin and the impact of anticipated interest rate movement in 2024;
•Targeted focus on talent investments to further organically grow the Company;
•Further expansion in the USDA space via our subsidiary NAC;
•Leveraging of our strong capital through accretive organic growth and possible strategic acquisition opportunities; and
•Potential branch restructures, consolidations or closures to continue with our branch-light business model.

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, CRE loans and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 1.4% and 13.3% as compared to September 30, 2023 and December 31, 2022, respectively, to $10.34 billion at December 31, 2023. Borrowings from the FHLB decreased $1.08 billion during the year ended December 31, 2023. In March of 2023, the Federal Reserve established a Bank Term Funding Program to offer loans of up to one year to eligible depository institutions pledging qualifying assets as collateral. These assets will be valued at par. The Company signed up for the program; however, the Company has no outstanding borrowings. The Company also took a number of preemptive actions, which included pro-active outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company remains well capitalized with CET1 at 10.29% as of December 31, 2023, an increase of 120 bps from December 31, 2022.
Results of Operations
For discussion of the results of operations for the year ended December 31, 2022 compared to year ended December 31, 2021, see Veritex's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023.
Year Ended December 31, 2023 compared to year ended December 31, 2022
General
Net income available to common stockholders for the year ended December 31, 2023 was $108.3 million, a decrease of $38.1 million, or 26.0%, from net income available to common stockholders of $146.3 million for the year ended December 31, 2022.
Basic EPS for the year ended December 31, 2023 was $2.00, a decrease of $0.75 from $2.75 for the year ended December 31, 2022. Diluted EPS for the year ended December 31, 2023 was $1.98, a decrease of $0.73 from $2.71 for the year ended December 31, 2022.
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
For the year ended December 31, 2023, net interest income totaled $399.1 million compared to net interest income of $364.7 million for the year ended December 31, 2022, an increase of $34.5 million, or 9.4%. Interest income was $726.9 million, compared to $449.4 million, for the years ended December 31, 2023 and 2022, respectively. The primary drivers of the increase in interest income is the result of an increase of $277.5 million, or 61.7%, in interest income primarily due to an increase in interest income on loans of $248.6 million due to an increase in loan yields. The increase in net interest income is partially offset by the increase of $243.0 million, or 286.7%, in interest expense resulting from a $110.1 million increase in certificates and other time deposits and a $106.2 million increase in interest expense on transaction and savings deposit accounts. Average loan balances grew from $8.31 billion for the year ended December 31, 2022 to $9.59 billion for the year ended December 31, 2023, an increase of $1.28 billion, or 15.4%.
Interest expense for the year ended December 31, 2023 was $327.8 million, compared to $84.8 million for the year ended December 31, 2022, an increase of $243.0 million, or 286.7%. The year-over-year increase was due to increases in the averages rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix. For the year ended December 31, 2023 the average balance for interest-bearing demand and savings deposits was $4.20 billion compared to $3.93 billion for the year ended December 31, 2022, an increase of $262.6 million, or 6.7%. For the year ended December 31, 2023 the average balance for certificates and other time deposits was $2.98 billion compared to $1.60 billion for the year ended December 31, 2022, an increase of $1.38 billion, or 85.9%.
Net interest margin and net interest spread were 3.49% and 2.40%, respectively, for the year ended December 31, 2023 compared to 3.59% and 3.15%, respectively, for the year ended December 31, 2022. The decrease in net interest margin by 10 basis points and decrease in net interest spread by 75 basis points were due to an increase in the average rate paid on interest-bearing liabilities by 269 basis points, offset by an increase in the average yield earned on interest-bearing assets by 194 basis points. The average interest earned on interest-bearing assets increased to 6.36% during the year ended December 31, 2023 from 4.42% for the year ended December 31, 2022 primarily due to an increase in yields earned on loan balances. The average interest paid on interest-bearing liabilities increased to 3.96% during the year ended December 31, 2023 from 1.27% for the year ended December 31, 2022, primarily due to the increase of average rate paid on deposits. The increases in yields on earning assets and funding costs are attributed to the impact of rising interest rates during 2023.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2023 and 2022, interest income not recognized on nonaccrual loans, excluding PCD loans, was $6.5 million and $6.6 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,244,070	$628,122	6.79%	$7,877,949	$383,008	4.86%	$6,558,280	$266,307	4.06%
LHI, MW	347,596	20,123	5.79	433,062	16,671	3.85	468,001	14,219	3.04
Debt securities	1,173,880	44,364	3.78	1,277,643	38,736	3.03	1,092,967	32,132	2.94
Interest-earning deposits in other banks	542,959	28,331	5.22	405,471	6,275	1.55	410,785	589	0.14
Equity securities and other investments	120,135	5,934	4.94	169,875	4,720	2.78	133,594	3,237	2.42
Total interest-earning assets	11,428,640	726,874	6.36%	10,164,000	449,410	4.42%	8,663,627	316,484	3.65%
ACL	(103,179)			(79,845)			(101,383)
Noninterest-earning assets	957,286			905,103			799,334
Total assets	$12,282,747			$10,989,258			$9,361,578
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,197,517	148,975	3.55%	$3,934,926	42,785	1.09%	$3,198,225	6,858	0.21%
Certificates and other time deposits	2,977,178	125,409	4.21	1,601,687	15,307	0.96	1,540,188	9,079	0.59
Advances from FHLB	873,617	41,024	4.70	896,687	15,501	1.73	777,635	7,336	0.94
Subordinated debentures and subordinated notes	229,268	12,352	5.39	230,984	11,160	4.83	263,535	12,428	4.72
Total interest-bearing liabilities	8,277,580	327,760	3.96%	6,664,284	84,753	1.27%	5,779,583	35,701	0.62%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,309,983			2,782,077			2,256,546
Other liabilities	193,659			119,237			57,457
Total liabilities	10,781,222			9,565,598			8,093,586
Stockholders’ equity	1,501,525			1,423,660			1,267,992
Total liabilities and stockholders’ equity	$12,282,747			$10,989,258			$9,361,578
Net interest spread(2)			2.40%			3.15%			3.03%
Net interest income		$399,114			$364,657			$280,783
Net interest margin(3)			3.49%			3.59%			3.24%
(1) Includes average outstanding balances of LHFS of $25,684, $13,558 and $12,093 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.
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

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Compared to 2022			Compared to 2021
	Increase (Decrease) Due To Change in			Increase (Decrease) Due To Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$92,760	$152,354	$245,114	$74,343	$42,358	$116,701
LHI, MW	(4,949)	8,401	3,452	(1,345)	3,797	2,452
Debt securities	(3,922)	9,550	5,628	5,596	1,008	6,604
Interest-earning deposits in other banks	7,177	14,879	22,056	(82)	5,768	5,686
Equity securities and other investments	(2,457)	3,671	1,214	1,009	474	1,483
Total increase in interest income	$88,609	$188,855	$277,464	$79,521	$53,405	$132,926
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$9,322	$96,868	$106,190	$8,030	$27,897	$35,927
Certificates and other time deposits	57,908	52,194	110,102	590	5,638	6,228
Advances from FHLB	(1,084)	26,607	25,523	2,060	6,105	8,165
Subordinated debentures and subordinated notes	(92)	1,284	1,192	(1,572)	304	(1,268)
Total increase in interest expense	66,054	176,953	243,007	9,108	39,944	49,052
Increase in net interest income	$22,555	$11,902	$34,457	$70,413	$13,461	$83,874
(1) Includes average outstanding balances of LHFS of $25,684, $13,558 and $12,093 for the twelve months ended December 31, 2023, 2022 and 2021 respectively.
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The provision for credit losses was $42.5 million for the year ended December 31, 2023, compared to a provision for credit losses of $27.0 million for the same period in 2022, an increase to the provision of $15.6 million. The increased provision for credit losses was primarily attributable to changes in the Texas economic forecasts, increases in qualitative factors and loan growth used in the CECL model during the year ended December 31, 2023. These changes in the Texas economic forecasts were made to reflect changes in economic factors such as rising interest rates, inflation, labor supply and the conflicts between Russia and Ukraine and Israel and Hamas as of December 31, 2023 compared to such forecasts utilized in the CECL model for the year ended December 31, 2022. ACL as a percentage of LHI was 1.14% and 0.96% at December 31, 2023 and 2022, respectively.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, loss on the sale of securities, gains on the sale of mortgage LHFS, gain on sale of SBA LHFS, gain on sale of USDA LHFS, equity method investment (loss) income and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$20,248	$20,139	$16,742	$109	0.5%	$3,397	20.3%
Loan fees	6,348	10,442	7,607	(4,094)	(39.2)	2,835	37.3
Loss on sales of securities	(5,321)	—	(188)	(5,321)	N/M	188	N/M
Gain on sales of mortgage LHFS	77	550	1,592	(473)	(86.0)	(1,042)	(65.5)
Government guaranteed loan income, net	19,982	14,060	15,760	5,922	42.1	(1,700)	(10.8)
Equity method investment (loss) income	(30,589)	(5,141)	5,760	(25,448)	495.0	(10,901)	(189.3)
Customer swap income	1,618	7,898	2,491	(6,280)	(79.5)	5,407	217.1
Other	6,742	4,874	8,641	1,868	38.3	(3,767)	(43.6)
Total noninterest income	$19,105	$52,822	$58,405	$(33,717)	(63.8)%	$(5,583)	(9.6)%
N/M = Not meaningful
Noninterest income for the year ended December 31, 2023 decreased $33.7 million, or 63.8%, to $19.1 million compared to noninterest income of $52.8 million for the same period in 2022. The primary components of the decrease were as follows:
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $6.3 million for the year ended December 31, 2023 compared to $10.4 million for the same period in 2022. The decrease of $4.1 million was primarily attributable to a decrease in loan syndication and arrangement fees of $3.4 million.
Loss on sales of securities. The loss on sale of securities of $5.3 million for the year ended December 31, 2023 was primarily attributable to a $5.3 million loss on sales of debt securities due to the Company selling $116.2 million of debt securities in early March 2023. There were no comparative sales of securities for the year ended December 31, 2022.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The increase in government guaranteed loan income, net, of $5.9 million was primarily due to a $2.5 million increase in the gain on USDA and SBA loans and an increase of $3.6 million in government guaranteed LHFS loan valuation for the year ended December 31, 2023.
Equity method investment (loss) income. Equity method investment (loss) income is comprised of losses or income recognized on equity method investments, specifically our investment in Thrive, of which the Bank currently holds a 49% interest. The loss from this investment was $30.6 million for the year ended December 31, 2023, a decrease of $25.4 million compared to income from this investment of $5.1 million for the year ended December 31, 2022. The decrease was primarily due to an impairment on our equity method investment in Thrive related to Thrive’s entry into a definitive agreement in December 2023 to be acquired by Lower and the negative impact of rising rates on the fair value and volume of loans originated by Thrive.
Customer swap income. The decrease in customer swap income of $6.3 million, or 79.5%, was primarily due to the decrease in trade executions during the year ended December 31, 2023, compared to the same period in 2022.
Other. Other includes other noninterest income from fees. Other noninterest income was $6.7 million for the twelve months ended December 31, 2023, an increase of $1.9 million, or 38.3%, compared to the same period in 2022. The increase was primarily driven by an increase in the credit valuation adjustment and amortization on the servicing asset for commercial loans of $3.8 million, an increase in analysis charges of $1.9 million, a $1.4 million increase in the fair value of other equity method investments and an increase in BOLI insurance income of $1.1 million. The increase was partially offset by a decrease in services charges for bankruptcy trust of $1.1 million and a decrease in debit card income of $915 thousand. The remaining changes were nominal between other noninterest income accounts.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$122,070	$117,841	$94,748	$4,229	3.6%	$23,093	24.4%
Non-staff expenses:
Occupancy and equipment	19,351	18,744	17,263	607	3.2	1,481	8.6
Professional and regulatory fees	26,166	14,142	12,945	12,024	85.0	1,197	9.2
Data processing and software expense	18,539	14,013	9,946	4,526	32.3	4,067	40.9
Marketing	8,704	7,179	5,344	1,525	21.2	1,835	34.3
Amortization of intangibles	9,838	9,979	10,057	(141)	(1.4)	(78)	(0.8)
Telephone and communications	1,551	1,484	1,434	67	4.5	50	3.5
M&A expense	—	1,379	826	(1,379)	(100.0)	553	66.9
Other	27,245	18,314	15,149	8,931	48.8	3,165	20.9
Total noninterest expense	$233,464	$203,075	$167,712	$30,389	15.0%	$35,363	21.1%

Noninterest expense for the year ended December 31, 2023 increased $30.4 million, or 15.0%, to $233.5 million compared to noninterest expense of $203.1 million for the same period in 2022. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $122.1 million for the year ended December 31, 2023, an increase of $4.2 million, or 3.6%, compared to the same period in 2022. The increase was primarily attributable to increases in compensation costs of $7.4 million from continued investment in talent, which included a one-time signing bonus of $500 thousand to our new Chief Banking Officer, contra origination costs of $6.0 million, and employee benefit expense of $2.6 million. The increase was partially offset by a decrease in stock based compensation, incentive and bonus of $11.8 million for the year ended December 31, 2023.
Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. The increase of $12.0 million, or 85.0%, was primarily attributable to an increase in FDIC assessment fees of $6.9 million, which includes a $768 thousand FDIC special assessment expense, an increase in legal and professional fees of $3.8 million and an increase in audit and regulatory services of $1.3 million for the year ended December 31, 2023. In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of March and May 2023 bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The FDIA requires the FDIC to take this action in connection with the systematic risk determination announced on March 12, 2023 to cover certain deposits that were otherwise uninsured in connection with the March and May 2023 bank failures. The FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment will be based on an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5.0 billion in estimated uninsured deposits from the insured depository institution. As a result of this final rule, we accrued $768 thousand related to the special assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the twelve months ended December 31, 2023, data processing and software expense was $18.5 million, an increase of $4.5 million, or 32.3%, compared to the same period in 2022. The increase was primarily due to an increase of $3.5 million in software expenses for the enhancement of systems to mitigate security risk due to the Bank’s growth and $1.0 million in data processing expenses.

Marketing. This category of expenses includes expenses related to advertising and promotions, which increased $1.5 million, or 21.2%, primarily due to a $1.4 million increase in advertising and promotion expenses for the year ended December 31, 2023 compared to the same period in 2022.

M&A expense. M&A expense includes legal, professional, audit, regulatory and other expenses incurred in connection with a merger or acquisition. There were no M&A related expenses for the twelve months ended December 31, 2023.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $27.2 million for the year ended December 31, 2023, compared to $18.3 million for the same period in 2022, an increase of $8.9 million, or 48.8%. This increase was primarily due to an increase of $1.1 million in third party banking services, an increase of $1.6 million in loan and collection expenses and an increase of $4.0 million in earned credit rebates in excess of reversed interest income during the year ended December 31, 2023 as compared to the same period in 2022. The remaining changes were nominal amongst individual noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. As of December 31, 2022, the Company did not believe a valuation allowance was necessary.
For the year ended December 31, 2023, income tax expense totaled $36.0 million, a decrease of $4.3 million, or 10.7%, compared to $40.3 million for the same period in 2022.
For the year ended December 31, 2023, the Company had an effective tax rate of 25.0%. The change in the effective tax rate for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022, was primarily due to a $4.2 million valuation allowance relating to an impairment on our investment in Thrive. The deferred tax asset is not realizable due to the capital loss that will not be recognized.
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

Financial Condition
Our total assets were $12.39 billion and $12.15 billion as of December 31, 2023 and 2022, respectively. Assets increased $240.0 million, or 2.0%, from December 31, 2022 to December 31, 2023.  Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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
As of December 31, 2023, total LHI were $9.59 billion, an increase of $91.5 million, or 1.0%, compared to $9.50 billion as of December 31, 2022. This increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $79.1 million and $20.6 million in loans were classified as held for sale as of December 31, 2023 and 2022, respectively.
Total LHI as a percentage of deposits were 92.8% and 104.1% as of December 31, 2023 and December 31, 2022, respectively. Total LHI as a percentage of total assets were 77.4% and 78.2% as of December 31, 2023 and December 31, 2022, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2023		2022		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,752,063	28.7%	$2,942,348	31.0%	$(190,285)	(2.3)%
MW	377,796	3.9	446,227	4.7	(68,431)	(0.8)
Real estate:
OOCRE	794,088	8.3	715,829	7.5	78,259	0.8
NOOCRE	2,350,725	24.5	2,341,379	24.6	9,346	(0.1)
Construction and land	1,734,254	18.1	1,787,400	18.8	(53,146)	(0.7)
Farmland	31,114	0.3	43,500	0.5	(12,386)	(0.2)
1 - 4 family residential	937,119	9.8	894,456	9.4	42,663	0.4
Multi-family residential	605,817	6.3	322,679	3.4	283,138	2.9
Consumer	10,149	0.1	7,806	0.1	2,343	—
Total LHI, carried at amortized cost	$9,593,125	100%	$9,501,624	100%	$91,501	—%

Total LHFS	$79,072		$20,641		$58,431
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
Commercial loans decreased $190.3 million, or 6.5%, to $2.75 billion as of December 31, 2023 from $2.94 billion as of December 31, 2022. The decrease was primarily due to a decrease in loan volume in the commercial loan portfolio due to rising rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
MW loans decreased $68.4 million, or 15.3%, to $377.8 million as of December 31, 2023 from $446.2 million as of December 31, 2022. The decrease is due to an increase in mortgage rates which has resulted in a decrease in volume of originations and refinancing of MW loans.

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
OOCRE loans increased $78.3 million, or 10.9%, to $794.1 million as of December 31, 2023 from $715.8 million as of December 31, 2022. NOOCRE loans increased $9.3 million, or 0.4%, to $2.35 billion as of December 31, 2023 from $2.34 billion as of December 31, 2022. The increase was primarily due to normal fluctuations in the NOOCRE loan portfolio, conversion of ADC loans in NOOCRE and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout Texas and are generally diverse in terms of type.
Construction and land loans decreased $53.1 million, or 3.0%, to $1.73 billion as of December 31, 2023 from $1.79 billion as of December 31, 2022. This decrease was due to the loans being converted from construction and land loans to NOOCRE and a decrease in loan volume in the construction and land portfolio due to rising rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $42.7 million, or 4.8%, to $937.1 million as of December 31, 2023 from $894.5 million as of December 31, 2022. The increase was primarily due to normal fluctuations in the 1-4 family residential loan portfolio and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Other loan categories.  Other categories of loans in our loan portfolio include farmland and agricultural loans made to farmers and ranchers relating to their operations, multi-family residential loans, consumer loans and purchased receivables financing. None of these categories of loans represents a significant portion of our total loan portfolio.
CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolio's by borrower type and geographic location.

	As of December 31,
	2023
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$409,899	$263,880	$151,780	$265,138	$1,090,697	11.4%
Multifamily	395,344	506,761	165,340	125,890	1,193,335	12.4
Office	361,612	137,486	31,914	32,627	563,639	5.9
Retails	192,770	188,582	138,176	179,536	699,064	7.3
Hotel	166,356	22,764	110,795	141,054	440,969	4.6
SFR	250,151	29,556	89,582	8,201	377,490	3.9
Other	81,981	108,512	53,438	81,671	325,602	3.4
Total CRE	$1,858,113	$1,257,541	$741,025	$834,117	$4,690,796	48.9%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of December 31,
	2023		2022
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
Commercial Real Estate	$784,523	8.2%	$780,833	8.2%
Lender Finance	536,568	5.6	580,372	6.1
Commercial	355,626	3.7	346,761	3.6
MW	141,329	1.5	300,895	3.2
Mortgage Servicing Rights	227,002	2.4	—	—
1-4 Family Residential	259,745	2.7	260,911	2.7
USDA and SBA	199,184	2.1	160,739	1.7
Other	370	—	377	—
Total Out of State Loans	$2,504,347	26.1%	$2,430,888	25.5%
Loans by Maturity and Interest Rate Sensitivity
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2023
	One Year	One Through	Five Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Commercial	$1,391,352	$1,246,128	$101,958	$12,625	$2,752,063
Construction and land	522,420	996,734	35,436	179,664	1,734,254
Farmland	1,965	22,347	6,802	—	31,114
1 - 4 family residential	193,868	97,579	34,376	611,296	937,119
Multi-family residential	189,708	411,143	4,715	251	605,817
OOCRE	40,006	339,210	269,542	145,330	794,088
NOOCRE	558,591	1,511,305	262,190	18,639	2,350,725
Consumer	3,090	5,887	1,015	157	10,149
Total LHI, excluding MW	$2,901,000	$4,630,333	$716,034	$967,962	$9,215,329
LHI, MW	377,796	—	—	—	377,796
Total LHI (1)	$3,278,796	$4,630,333	$716,034	$967,962	$9,593,125
(1) Total LHI at December 31, 2023 excludes $8,785 of deferred loan fees, net.
The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	As of December 31, 2023
	One Year	One Through	Five Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Amounts with fixed rates
Commercial	$49,596	$133,547	$26,271	$—	$209,414
Construction and land	28,717	42,836	10,958	—	82,511
Farmland	1,965	20,979	599	—	23,543
1 - 4 family residential	112,542	83,639	11,574	2,285	210,040
Multi-family residential	21,764	53,476	4,715	—	79,955
OOCRE	16,409	207,933	103,677	6,062	334,081
NOOCRE	223,151	803,424	49,215	—	1,075,790
Consumer	2,628	5,399	888	157	9,072
Total fixed	$456,772	$1,351,233	$207,897	$8,504	$2,024,406

Amounts with floating rates
Commercial	$1,341,756	$1,112,581	$75,687	$12,625	$2,542,649
Construction and land	493,703	953,898	24,478	179,664	1,651,743
Farmland	—	1,368	6,203	—	7,571
1 - 4 family residential	81,326	13,940	22,802	609,011	727,079
Multi-family residential	167,944	357,667	—	251	525,862
OOCRE	23,597	131,277	165,865	139,268	460,007
NOOCRE	335,440	707,881	212,975	18,639	1,274,935
Consumer	462	488	127	—	1,077
Total floating, excluding MW	2,444,228	3,279,100	508,137	959,458	7,190,923
MW	377,796	—	—	—	377,796
Total	$3,278,796	$4,630,333	$716,034	$967,962	$9,593,125
We generally structure commercial loans with shorter-term maturities in order to match our funding sources and to enable us to effectively manage the loan portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation on our part, we will renew/extend maturing lines of credit or refinance existing loans at their maturity dates. Some loans may renew multiple times in a given year as a result of general customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet our normal level of credit standards. Such borrowers typically request renewals to support their on-going working capital needs to finance their operations. Such borrowers are not experiencing financial difficulties and generally could obtain similar financing from another financial institution. In connection with each renewal, extension or refinancing, we may require a principal reduction, adjust the rate of interest and/or modify the structure and other terms to reflect the current market pricing/structuring for such loans or to maintain competitiveness with other financial institutions. In such cases, we do not generally grant concessions, and, except for those reported in Note 6 - LHI and ACL in the accompanying notes to consolidated financial statements included elsewhere in this report, any such renewals, extensions or refinancings that occurred during the reported periods were not deemed to be modifications to borrowers experiencing financial difficulty pursuant to applicable accounting guidance.

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

	As of December 31,
	2023	2022
	(Dollars in thousands)
Nonperforming loans(1):
Construction and land	$6,793	$—
1 - 4 family residential	1,965	862
OOCRE	9,719	9,737
NOOCRE	33,479	21,377
Commercial	40,868	11,397
Consumer	24	169
Accruing loans 90 or more days past due	2,975	125
Total nonperforming loans	95,823	43,667
OREO	—	—
Total nonperforming assets	$95,823	$43,667

Nonperforming assets to total assets	0.77%	0.36%
Nonperforming loans to total loans	1.00%	0.46%
(1) At December 31, 2023 and 2022, nonaccrual loans included $13,715 and $13,178, respectively, of PCD loans that are accounted for on a pooled basis.
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

The following table presents accruing loans by category at the dates indicated:

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or more Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2023
Construction and land	$1,734,254	$29,379	1.69%	$—	—%	$29,379	1.69%
Farmland	31,114	—	—	—	—	—	—
1 - 4 family residential	937,119	6,894	0.74	1,726	0.18	8,620	0.92
Multi-family residential	605,817	15,095	2.49	—	—	15,095	2.49
OOCRE	794,088	1,030	0.13	466	0.06	1,496	0.19
NOOCRE	2,350,725	3,824	0.16	783	0.03	4,607	0.20
Commercial	2,752,063	4,879	0.18	—	—	4,879	0.18
MW	377,796	—	—	—	—	—	—
Consumer	10,149	76	0.75	—	—	76	0.75
Total	$9,593,125	$61,177	0.64%	$2,975	0.03%	$64,152	0.67%
December 31, 2022
Construction and land	$1,787,400	$3,232	0.18%	$—	—%	$3,232	0.18%
Farmland	43,500	—	—	—	—	—	—
1 - 4 family residential	894,456	4,448	0.50	123	0.01	4,571	0.51
Multi-family residential	322,679	1,000	0.31	—	—	1,000	0.31
OOCRE	715,829	4,528	0.63	—	—	4,528	0.63
NOOCRE	2,341,379	5,156	0.22	—	—	5,156	0.22
Commercial	2,942,348	5,276	0.18	—	—	5,276	0.18
MW	446,227	—	—	—	—	—	—
Consumer	7,806	352	4.51	2	0.03	354	4.53
Total	$9,501,624	$23,992	0.25%	$125	—%	$24,117	0.25%
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $95.8 million in nonperforming loans as of December 31, 2023 compared to $43.7 million as of December 31, 2022. The increase of $52.2 million in nonperforming assets compared to December 31, 2022 was primarily due to the a $49.3 million increase in nonaccrual loans. The increase in nonaccrual loans is related to risk rating changes on NAC loans which were placed on nonaccrual during December 2023.
The following table presents nonaccrual loans by category at the dates indicated:

	December 31, 2023			December 31, 2022
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Construction and land	$1,734,254	$6,793	0.39%	$1,787,400	$—	—%
Farmland	31,114	—	—	43,500	—	—
1 - 4 family residential	937,119	1,965	0.21	894,456	862	0.10
Multi-family residential	605,817	—	—	322,679	—	—
OOCRE	794,088	9,719	1.22	715,829	9,737	1.36
NOOCRE	2,350,725	33,479	1.42	2,341,379	21,377	0.91
Commercial	2,752,063	40,868	1.48	2,942,348	11,397	0.39
MW	377,796	—	—	446,227	—	—
Consumer	10,149	24	0.24	7,806	169	2.17
Total LHI(1)	$9,593,125	$92,848	0.97%	$9,501,624	$43,542	0.46%
ACL on loans LHI		$109,816			$91,052
Ratio of ACL to nonaccrual loans		118%			209%
(1) At December 31, 2023 and 2022, the non-accrual loans amount related to NAC included in total LHI was $15,615 and $8,545, respectively.
Potential Problem Loans
The following tables summarize our internal rating of our loans as of the dates indicated.

	December 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Construction and land	$1,693,230	$34,231	$6,793	$—	$1,734,254
Farmland	31,114	—	—	—	31,114
1 - 4 family residential	928,106	4,501	3,382	1,130	937,119
Multi-family residential	579,021	11,701	15,095	—	605,817
OOCRE	722,430	25,925	27,563	18,170	794,088
NOOCRE	2,066,080	182,531	88,030	14,084	2,350,725
Commercial	2,641,017	51,073	57,065	2,908	2,752,063
MW	377,796	—	—	—	377,796
Consumer	9,972	85	79	13	10,149
Total	$9,048,766	$310,047	$198,007	$36,305	$9,593,125

	December 31, 2022
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Construction and land	$1,764,634	$21,222	$—	$1,544	$1,787,400
Farmland	43,500	—	—	—	43,500
1 - 4 family residential	842,149	26,346	24,781	1,180	894,456
Multi-family residential	306,981	—	15,698	—	322,679
OOCRE	648,591	9,186	38,235	19,817	715,829
NOOCRE	2,167,498	105,963	55,170	12,748	2,341,379
Commercial	2,757,945	127,311	53,391	3,701	2,942,348
MW	444,393	1,626	208	—	446,227
Consumer	7,556	58	169	23	7,806
Total	$8,983,247	$291,712	$187,652	$39,013	$9,501,624
ACL
Our ACL on loans is calculated in accordance with ASC Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. The ACL is a valuation allowance estimated at each balance sheet date that is deducted from the LHFIs’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. Refer to Note 1 "Summary of Significant Accounting Policies" and “—Critical Accounting Policies—Loans and Allowance for Credit Losses” for further discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off. Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans.
The following table sets forth the ACL by category of loan:

	December 31, 2023			December 31, 2022
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$21,032	18.1%	1.21%	$13,120	19.7%	0.73%
Farmland	101	0.3	0.32	127	0.4	0.29
1 - 4 family residential	9,539	9.8	1.02	9,533	9.9	1.07
Multi-family residential	4,882	6.3	0.81	2,607	3.6	0.81
OOCRE	10,252	8.3	1.29	8,707	7.9	1.22
NOOCRE	27,729	24.5	1.18	26,704	25.9	1.14
Commercial	35,886	28.7	1.30	30,142	32.5	1.02
MW	260	3.9	0.07	—	—	—
Consumer	135	0.1	1.33	112	0.1	1.43
Total	$109,816	100.0%	1.14%	$91,052	100.0%	0.96%
As of December 31, 2023, the ACL totaled $109.8 million, or 1.14%, of total loans. As of December 31, 2022, the ACL totaled $91.1 million, or 0.96%, of total loans. The increase in the percentage of ACL to total loans compared to December 31, 2022 was primarily attributable to an additional $15.6 million in provision for loan losses for the year ending December 31, 2023. The increase in provision for loan losses was primarily attributable to an increase in general reserves as a result of changes in economic factors driving an increase in general reserves, which includes an increase in qualitative factors applied in our CRE office portfolio, and increase in individually analyzed loans receiving specific reserves.
The Company measures expected credit losses of financial assets on a collective, or pool, basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a loss-rate method to estimate expected credit losses. The Company uses a PD/LGD model to estimate expected credit losses for our PCD loans and pools acquired prior to January 1, 2020.
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
For all DCF models at December 31, 2023, the Company determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. At December 31, 2023 as compared to December 31, 2022, there was relatively little change to forecasted Texas unemployment and a decrease in year over year percentage change in Texas gross domestic product. At December 31, 2023 for Texas unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For year-over-year percentage change in Texas gross domestic product, the Company projected a high year-over-year percentage change in the first quarter, followed by a decrease in the second and third quarters and an increase in the fourth quarter. At December 31, 2023, the Company overall decreased its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

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

In estimating expected credit losses as of December 31, 2023, we utilized the Moody’s Analytics December 2023 forecast the macroeconomic variables used in our models. A weighting of forecast scenarios from December 2023 were based on the review of a variety of surveys of forecasts of the U.S. economy. The December 2023 baseline scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.00% in the first quarter of 2024, followed by annualized quarterly growth rates in the range of 1.64% to 1.96% during the remainder of 2024 and an average annualized growth rate of 2.32% through the end of the forecast period in the fourth quarter of 2025; (ii) U.S. unemployment rate of 4.08% in the first quarter of 2024 and an average quarterly U.S. unemployment rate of 3.96% through the end of the forecast period in the fourth quarter of 2025; (iii) Texas CRE price index change of -3.26% in the first quarter of 2024 and an average quarterly Texas CRE price index change of -2.44% through the end of the forecast period in the fourth quarter of 2025; and (iv) projected average 10 year Treasury rate of 4.30% in the first quarter of 2024 and average projected rates of 4.15% during the remainder of 2024 and 4.50% in 2025.

The following tables show our credit ratios and an analysis of our credit loss expense and net (charge-offs) recoveries:

	For the Years Ended December 31,
	2023	2022
ACL	$109,816	$91,052
Total LHI	9,593,125	9,501,624
ACL to Total LHI	1.14%	0.96%

Nonaccrual loans	$92,848	$43,542
Total LHI	9,593,125	9,501,624
Nonaccruals to Total LHI	0.97%	0.46%

ACL	$109,816	$91,052
Nonaccrual loans	92,848	43,542
ACL to nonaccrual loans	118.28%	209.11%

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below:

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
2023
Construction and land	$—	$1,842,624	—%
Farmland	—	46,901	—
1 - 4 family residential	(18)	910,061	—
Multi-family residential	(192)	533,661	(0.04)
OOCRE	(855)	709,322	(0.12)
NOOCRE	(13,299)	2,348,303	(0.57)
Commercial	(9,248)	2,844,269	(0.33)
MW	—	347,596	—
Consumer	(136)	8,929	(1.52)
Total	$(23,748)	$9,591,666	(0.25)%

2022
Construction and land	$—	$1,524,434	—%
Farmland	—	48,235	—
1 - 4 family residential	31	733,059	—
Multi-family residential	—	274,408	—
OOCRE	(2,375)	719,649	(0.33)
NOOCRE	(1,685)	2,156,008	(0.08)
Commercial	(8,423)	2,429,899	(0.35)
MW	—	433,062	—
Consumer	(1,200)	8,443	(14.21)
Total	$(13,652)	$8,327,197	(0.16)%

2021
Construction and land	$—	$862,465	—%
Farmland	—	28,861	—
1 - 4 family residential	(315)	519,632	(0.06)
Multi-family residential	—	376,405	—
OOCRE	(1,900)	744,572	(0.26)
NOOCRE	(7,936)	2,030,825	(0.39)
Commercial	(14,034)	1,996,970	(0.70)
MW	—	468,001	—
Consumer	204	11,099	1.84
Total	$(23,981)	$7,038,830	(0.34)%
Net loans charged off increased $10.1 million, or 74.0%. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

OBS Credit exposure
The ACL on OBS credit exposures totaled $8.0 million and $10.1 million at December 31, 2023 and December 31, 2022, respectively. The level of the ACL on OBS credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio. The $2.1 million decrease in the ACL on OBS credit exposure is primarily attributable to a $1.20 billion, or 64.3%, decrease in total CRE ADC unfunded commitments during 2023 which is slightly offset by an increase in the loss rates applied to the CRE ADC portfolio.
As of December 31, 2023, we held equity securities with a readily determinable fair value of $9.9 million compared to $9.8 million as of December 31, 2022. These equity securities represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $11.6 million at December 31, 2023 compared to $10.1 million as of December 31, 2022. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
FHLB Stock and FRB Stock
As of December 31, 2023, we held FHLB stock and FRB stock of $53.7 million compared to $101.6 million as of December 31, 2022. The change is driven by a decrease in FHLB stock of $48.2 million. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities

We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2023, the carrying amount of debt securities totaled $1.26 billion, a decrease of $25.4 million, or 2.0%, compared to $1.28 billion as of December 31, 2022. The decrease in our debt securities in 2023 was primarily due to purchases of debt securities of $1.38 billion and net unrealized gains $14.2 million, offset by maturities, calls and paydowns of $1.30 billion and proceeds from sales of $109.8 million. Debt securities represented 10.1% and 10.6% of total assets as of December 31, 2023 and 2022, respectively.
Our investment portfolio consists of debt securities classified as AFS and HTM. As a result, the carrying values of our AFS debt securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in stockholders’ equity. Our HTM debt securities are recorded at their amortized cost. The following table summarizes the amortized cost and estimated fair value of our AFS debt securities, excluding HTM debt securities, as of the dates shown:

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
Mortgage-backed securities	194,486	4,430	13,465	—	185,451
Collateralized mortgage obligations	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
Total	$1,161,178	$11,251	$95,790	$—	$1,076,639

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
Total	$1,195,694	$1,760	$101,162	$—	$1,096,292

All of our mortgage-backed securities and collateralized mortgage obligations are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2023, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2023, management believes that AFS debt securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s consolidated balance sheets. The Company also recorded no allowance for credit losses for its HTM debt securities as of December 31, 2023.
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

	As of December 31, 2023
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,906	4.28%	$44,924	9.19%	$156,569	4.33%	$12,721	5.99%	$216,120	5.44%
Municipal securities	—	—	6,202	2.77	19,636	2.83	129,847	2.69	155,685	2.71
Mortgage-backed securities	—	—	5	3.37	25,386	2.91	193,776	3.52	219,167	3.45
Collateralized mortgage obligations	—	—	77,081	2.46	146,807	3.17	331,651	4.29	555,539	3.74
Asset-backed securities	—	—	3,211	3.54	20,382	6.05	23,060	3.94	46,653	4.83
Collateralized loan obligations	—	—	—	—	24,158	7.28	39,720	7.26	63,878	7.27
Total	$1,906	4.28%	$131,423	4.80%	$392,938	4.00%	$730,775	3.98%	$1,257,042	4.07%

	As of December 31, 2022
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$—	—%	$53,944	5.54%	$183,252	4.44%	$15,049	6.01%	$252,245	4.77%
Municipal securities	—	—	235	3.00	15,428	2.68	143,685	2.13	159,348	2.18
Mortgage-backed securities	—	—	17	3.34	33,560	2.93	141,776	2.28	175,353	2.40
Collateralized mortgage obligations	35,761	2.77	91,615	2.81	144,781	2.16	317,618	2.79	589,775	2.64
Asset-backed securities	—	—	4,006	3.28	7,436	6.44	28,249	3.59	39,691	4.09
Collateralized loan obligations	—	—	—	—	20,658	1.63	45,390	1.74	66,048	1.71
Total	$35,761	2.77%	$149,817	3.81%	$405,115	3.33%	$691,767	2.58%	$1,282,460	2.97%
The contractual maturity of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on mortgage-backed securities tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 6.56 years with an estimated effective duration of 4.12 years as of December 31, 2023.  The average yield of the securities portfolio was 3.78% during 2023 compared to 3.03% during 2022.
As of December 31, 2023 and December 31, 2022, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Deposits
We offer a variety of deposit products having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2023 were $10.34 billion, an increase of $1.21 billion, or 13.3%, compared to $9.12 billion as of December 31, 2022, due primarily to increases of $1.11 billion in certificates of deposit, $304.4 million in interest-bearing demand accounts and $209.5 million in money market accounts. The increase was partially offset by a decrease of $422.6 million in noninterest-bearing deposit accounts. Our deposit growth was primarily related to our continued penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts.
Average deposits for the year ended December 31, 2023 were $9.48 billion, an increase of $1.17 billion, or 14.0% over average deposits of $8.32 billion for the year ended December 31, 2022. The average rate paid on total interest-bearing deposits increased from 1.05% for the year ended December 31, 2022 to 3.82% for the year ended December 31, 2023. The increase in the average rate paid on interest-bearing deposits was due to the overall market condition, and an increase in the prime rate during 2023.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2023		2022
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$770,666	3.23%	$613,318	0.40%
Savings accounts	106,358	0.52	129,376	0.05
Money market accounts	3,320,493	3.72	3,192,232	1.26
Certificates and other time deposits > $250,000	1,065,537	3.99	801,779	0.75
Certificates and other time deposits < $250,000	1,911,641	4.34	799,908	1.17
Total interest-bearing deposits	7,174,695	3.82	5,536,613	1.05
Noninterest-bearing demand accounts	2,309,983		2,782,077
Total deposits	$9,484,678	2.89%	$8,318,690	0.70%
Our ratio of average noninterest-bearing deposits to average total deposits was 24.4% and 33.4% for the years ended December 31, 2023 and December 31, 2022, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 2.89% in 2023 and 0.70% in 2022. Average rates on interest-bearing deposits were 3.82% in 2023 and 1.05% in 2022.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advance
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2023, 2022 and 2021, total borrowing capacity of $2.19 billion, $787.3 million and $777.5 million, respectively, was available under this arrangement and $100.0 million, $1.18 billion and $777.6 million, respectively, was outstanding, with an average interest rate of 4.70% as of December 31, 2023, 1.73% as of December 31, 2022 and 0.94% as of December 31, 2021. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio. The following table presents our current FHLB advances based on year of maturity as of December 31, 2023.

Maturity Year	FHLB Advances
(Dollars in thousands)
2024	100,000
Total	$100,000

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2023
Amount outstanding at period end	$100,000
Additional availability at period end	2,191,608
Weighted average interest rate at period end	5.54%
Maximum month-end balance during the period	$1,680,000
Average balance outstanding during the period	873,617
Weighted average interest rate during the period	4.70%
December 31, 2022
Amount outstanding at period end	$1,175,000
Additional availability at period end	1,765,197
Weighted average interest rate at period end	4.67%
Maximum month-end balance during the period	$1,200,000
Average balance outstanding during the period	896,687
Weighted average interest rate during the period	1.73%
December 31, 2021
Amount outstanding at period end	$777,562
Additional availability at period end	777,466
Weighted average interest rate at period-end	0.94%
Maximum month-end balance during the period	$777,654
Average balance outstanding during the period	777,635
Weighted average interest rate during the period	0.94%
Fed Funds Borrowings
The Company maintains credit facilities with commercial banks that provided federal funds credit extensions. The following table outlines the credit facilities and the federal funds credit availability for each period presented:

	For the Year Ended
	December 31,
	2023	2022	2021

Credit facilities (count of facilities)	5	5	5
Total outstanding at period end	$—	$—	$—
Additional availability at period end	125,000	175,000	175,000
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	For the Year Ended
	December 31,
	2023	2022	2021
FRB loans pledged as collateral at period end	$2,143,269	$2,384,492	$805,747
FRB securities pledged as collateral at period end	328,919	261,319	—
BTFP availability at period end(1)	455,361	434,349	—
Total FRB availability	$2,927,549	$3,080,160	$805,747
(1) There were no borrowings against the BTFP at the end of the respective periods.
Subordinated Notes
The table below details our subordinated notes, Refer to Note 13 "Subordinated Debentures and Subordinated Notes" for further discussion on the details of our subordinated notes.

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

The subordinated notes, which are held at Veritex, of $75.0 million and $125.0 million have a repricing date of November 15, 2024 and October 15, 2025, respectively. The Company is evaluating the impact of such repricing and specifically its impact on capital ratios and earnings per share to determine the most appropriate decision upon each respective repricing date.

Junior subordinated debentures
The table below details our junior subordinated debentures. Refer to Note 13 "Subordinated Debentures and Subordinated Notes" for further discussion on the details of our junior subordinated debentures.

	Balance	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2023
Parkway Trust Securities	$3,093	2036	SOFR + 1.85%	7.50%
SovDallas Trust Securities	8,609	2038	SOFR + 4.00%	9.66
Patriot I Capital Trust I	5,155	2037	SOFR + 1.85%	7.51
Patriot II Capital Trust II	17,011	2038	SOFR + 1.80%	7.45
Total	$33,868

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month SOFR plus a weighted average spread of 2.37%.
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $33.9 million was allowed in the calculation of Tier I capital as of December 31, 2023
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2023, 2022 and 2021, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.

We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $125.0 million as of December 31, 2023 and $175.0 million as of December 31, 2022. There were no advances under these lines of credit outstanding as of December 31, 2023 and 2022.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.28 billion for the year ended December 31, 2023, $10.99 billion for the year ended December 31, 2022 and $9.36 billion for the year ended December 31, 2021.

	For the Years Ended
	December 31,
	2023	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	25.3%	24.1%
Interest-bearing	34.2	35.8	34.2
Certificates and other time deposits	24.2	14.6	16.5
Advances from FHLB	7.1	8.1	8.3
Other borrowings	1.9	2.1	2.8
Other liabilities	1.6	1.1	0.6
Stockholders’ equity	12.2	13.0	13.5
Total	100%	100%	100%
Uses of Funds:
Loans	77.3%	74.9%	73.2%
Securities AFS	9.6	11.6	12.0
Interest-bearing deposits in other banks	1.0	1.5	1.5
Other noninterest-earning assets	12.2	12.0	13.3
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	24.4%	33.4%	32.3%
Average loans, to average deposits	97.5%	94.6%	89.9%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, excluding MW, net of allowance for credit loss increased 17.2% for the year ended December 31, 2023 compared to the same period in 2022 and an increase of 25.9% for the year ended December 31, 2022. We invest excess deposits in interest-bearing deposits at other banks, the FRB or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2023, we had $3.08 billion in outstanding commitments to extend credit, $803.7 million in MW commitments and $111.6 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2022, we had $4.51 billion in outstanding commitments to extend credit, $1.09 billion in MW commitments and $98.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2023, we had cash and cash equivalents of $629.1 million, compared to $436.1 million at December 31, 2022.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$144,087	$192,726
Net cash used in investing activities	(47,503)	(2,399,378)
Net cash provided by financing activities	96,402	2,262,945
Net change in cash and cash equivalents	$192,986	$56,293

Cash Flows Provided by Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities decreased by $48.6 million from $192.7 million to $144.1 million, primarily due to an increase in originations of LHFS of $39.4 million, a decrease in net income of $38.1 million, a decrease in accounts payable and other liabilities of $12.5 million, a decrease in proceeds from sales of LHFS of $7.7 million and a decrease in equity method investment income of $4.0 million. This decrease in cash was offset by an increase in impairment on equity method investment of $29.4 million, an increase in other assets of $11.3 million and an increase in provision for credit losses of $12.7 million.
Cash Flows Used in Investing Activities
For the year ended December 31, 2023, net cash used in investing activities decreased by $2.35 billion compared to the same period in 2022. The decrease in cash used in investing activities was primarily attributable to a $1.98 billion decrease in net loans originated and a $1.19 billion increase in proceeds from maturities, calls and pay downs of AFS debt securities. The decrease was partially offset by a $924.9 million increase in purchases of AFS debt securities.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities decreased by $2.17 billion compared to the same period in 2022. The decrease in cash provided by financing activities was primarily attributable to a $15.24 billion increase in repayments from FHLB advances, a $543.6 million decrease in deposits and a $154.4 million decrease in proceeds from our common stock offering completed in 2022. The decrease was partially offset by a $13.77 billion increase in proceeds of FHLB advances.
For the years ended December 31, 2023 and 2022, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources

Total stockholders’ equity was $1.53 billion as of December 31, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $81.6 million, or 5.6%. The increase from December 31, 2022 was primarily the result of $108.3 million in net income, $12.1 million of stock based compensation and $5.9 million of other comprehensive income related to unrealized gain/loss of AFS debt securities. The increase is partially offset by $43.3 million in dividends declared and paid.
For the years ended December 31, 2023, 2022 and 2021, we declared and paid $43.3 million, $42.3 million and $36.5 million in cash dividends, respectively. For the years ended December 31, 2023, 2022 and 2021 we purchased zero, zero and 476 thousand shares, respectively, of our common stock under the Stock Buyback Program.
Under the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to debt securities AFS and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of RBC and leverage ratios. In connection with the adoption of ASC 326 on January 1, 2020, we also elected to exclude, for a transitional period, the effects of credit loss accounting under CECL in the calculation of our regulatory capital and regulatory capital ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. See Note 24 - Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to consolidated financial statements elsewhere in this report.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,		As of December 31,
	2023		2022
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,500,703	13.18%	$1,395,904	11.63%
Tier 1 capital (to RWA)	1,202,252	10.56	1,121,021	9.34
CET1 (to RWA)	1,172,362	10.29	1,091,353	9.09
Tier 1 capital (to average assets)	1,202,252	10.03	1,121,021	9.82
Veritex Community Bank
Total capital (to RWA)	$1,467,960	12.90%	$1,368,082	11.41%
Tier 1 capital (to RWA)	1,368,384	12.03	1,291,288	10.77
CET1 (to RWA)	1,368,384	12.03	1,291,288	10.77
Tier 1 capital (to average assets)	1,368,384	11.43	1,291,288	11.32
We paid quarterly dividends of $0.20, $0.20, $0.20 and $0.20 per common share during the first, second, third and fourth quarter of 2023, respectively, and quarterly dividends of $0.20, $0.20, $0.20 and $0.20 per common share during the first, second, third and fourth quarter of 2022, respectively. This equates to a dividend payout ratio of 40.0% in 2023 and 28.9% in 2022. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 24 in the accompanying notes to consolidated financial statements elsewhere in this report (See Note 24 - Capital Requirements and Restrictions on Retained Earnings).
Contractual Obligations
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2023. These include payments related to (i) operating leases (Note 8 - Leases), (ii) time deposits with stated maturity dates (Note 10 - Deposits), (iii) long-term borrowings (Note 13 - Subordinated Debentures and Subordinated Notes), and (iv) commitments to extend credit, MW commitments and standby and commercial letters of credit (Note 17 - Off-Balance-Sheet Loan Commitments).
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,531,323	$1,449,773	$1,315,079
Adjustments:
Goodwill	(404,452)	(404,452)	(403,771)
Core deposit intangibles	(28,495)	(38,247)	(47,998)
Tangible common equity	$1,098,376	$1,007,074	$863,310
Common shares outstanding	54,338	54,030	49,372

Book value per common share	$28.18	$26.83	$26.64
Tangible book value per common share	$20.21	$18.64	$17.49

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,531,323	$1,449,773	$1,315,079
Adjustments:
Goodwill	(404,452)	(404,452)	(403,771)
Core deposit intangibles	(28,495)	(38,247)	(47,998)
Tangible common equity	$1,098,376	$1,007,074	$863,310
Tangible Assets
Total assets	$12,394,337	$12,154,361	$9,757,249
Adjustments:
Goodwill	(404,452)	(404,452)	(403,771)
Core deposit intangibles	(28,495)	(38,247)	(47,998)
Tangible assets	$11,961,390	$11,711,662	$9,305,480
Tangible Common Equity to Tangible Assets	9.18%	8.60%	9.28%

Operating Earnings, Pre-tax, Pre-provision Operating Earnings and performance metrics calculated using Operating Earnings and Pre-tax, Pre-provision Operating Earnings, including Diluted Operating Earnings per Share, Pre-tax, Pre-Provision Operating Return on Average Assets, Operating Return on Average Assets, Pre-tax, Pre-Provision Operating Return on Average Loans, Operating Return on Average Tangible Common Equity and Operating Efficiency Ratio. Operating earnings, pre-tax, pre-provision operating earnings and the performance metrics calculated using these metrics, listed below, are non-GAAP measures used by management to evaluate the Company’s financial performance. We calculate (a) operating earnings as net income plus equity method investment write-down, plus FDIC special assessment, plus severance payments, plus loss on sale of debt securities AFS, net, plus M&A expenses, less tax impact of adjustments, plus nonrecurring tax adjustments. We calculate (b) diluted operating earnings per share as operating earnings as described in clause (a) divided by weighted average diluted shares outstanding. We calculate (c) pre-tax, pre-provision operating earnings as operating earnings as described in clause (a) plus provision for income taxes, plus benefit (provision) for credit losses and unfunded commitments. We calculate (d) pre-tax, pre-provision operating return on average assets as pre-tax, pre-provision operating earnings as described in clause (a) divided by total average assets. We calculate (e) operating return on average assets as operating earnings as described in clause (a) divided by total average assets. We calculate (f) operating return on average tangible common equity as operating earnings as described in clause (a), adjusted for the amortization of intangibles and tax benefit at the statutory rate, divided by total average tangible common equity (average stockholders’ equity less average goodwill and average core deposit intangibles, net of accumulated amortization). We calculate (g) operating efficiency ratio as noninterest expense plus adjustments to operating noninterest expense divided by noninterest income plus adjustments to operating noninterest income, plus net interest income

We believe that these measures and the operating metrics calculated utilizing these measures are important to management and many investors in the marketplace who are interested in understanding the ongoing operating performance of the Company and provide meaningful comparisons to its peers.

The following tables reconcile, as of the dates set forth below, operating net income and pre-tax, pre-provision operating earnings and related metrics:

	For the Year Ended December 31,
	2023	2022	2021
Operating Earnings
Net income	$108,261	$146,315	$139,584
Plus: Equity method investment write-down	29,417	—	—
Plus: FDIC special assessment	768	—	—
Plus: Severance payments[1]	1,950	630	627
Plus: Loss on sale of debt securities AFS, net	5,321	—	188
Less: Thrive PPP loan forgiveness income[2]	—	—	1,912
Plus: M&A expenses	—	1,379	826
Operating pre-tax income	145,717	148,324	139,313
Less: Tax impact of adjustments	3,603	435	92
Plus: Nonrecurring tax adjustments[3]	—	—	426
Operating earnings	$142,114	$147,889	$139,647

Weighted average diluted shares outstanding	54,596	53,952	50,352
Diluted EPS	$1.98	$2.71	$2.77
Diluted operating EPS	$2.60	$2.74	$2.77
1 Severance payments relate to restructurings made during the periods disclosed.
2 During the third quarter of 2021, Thrive’s PPP loan with another bank was 100% forgiven by the SBA. As a result of our 49% investment in Thrive, the $1.9 million represents our portion of the PPP loan forgiveness. PPP fee income is not taxable and as such has no tax impact.
3 A nonrecurring tax adjustment of $426 thousand recorded in the first quarter of 2021 was due to a true-up of a deferred tax liability.
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

We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of potential impairment and the amount of impairment loss, involves estimating the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any such adjustments to goodwill are reflected in the results of operations in the periods in which they become known. Management believes there is no significant risk of the reporting unit failing the goodwill impairment test.

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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2023		As of December 31, 2022
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+300	11.39%	(6.15)%	13.00%	4.65%
+200	7.70	(3.23)	8.88	3.36
+100	3.92	(1.05)	4.46	1.77
Base	—	—	—	—
−100	(4.16)	(1.65)	(4.72)	(2.55)
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses - macroeconomic forecasts on collectively evaluated loans

As described further in Notes 1 and 6 to the consolidated financial statements, in connection with the allowance for credit losses (“ACL”) on loans held for investment (“LHI”) within the consolidated balance sheets, the Company measures expected credit losses of financial assets on a collective (pooled) basis when the financial assets share similar risk characteristics. The Company’s discounted cash flow (“DCF”) model for estimating the ACL on the loan portfolio considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The forecasts about future economic conditions are updated within the ACL model on a quarterly basis. To incorporate management’s estimate of forecasted economic conditions, the Company applies weightings to different forecasted economic scenarios based on the likelihood of a scenario occurring as of the reporting date, which are applied in the DCF model that calculates the estimate amount. We identified the selection and weighting of economic forecasts on collectively evaluated loans as a critical audit matter.

The principal considerations for our determination that the selection and weighting of economic forecasts on collectively evaluated loans represents a critical audit matter is that management made significant judgments in estimating their reasonable and supportable forecasts by selecting and weighing the available forecast scenarios. Evaluating management’s conclusions required a high degree of auditor judgment in auditing these significant assumptions and evaluating the reasonableness of management’s judgments.

Our audit procedures related to the selection and weighting of economic forecasts on collectively evaluated loans included the following, among others:

a.We tested the design and operating effectiveness of management’s review controls over the ACL, which included ACL committee oversight and approval of the selection and weighting of forecast assumptions applied in the DCF model.
b.We obtained an understanding as it related to key judgments made by management in the determination of expected credit losses, including management’s methodology and processes for the selection and weighting of economic forecasts.
c.We evaluated management’s selection of and weighting applied to forecasted economic scenarios by inspecting the underlying scenario assumptions and considering publicly available evidence.
d.We validated the mathematical accuracy of the weighted forecast assumptions applied within the DCF model.

Goodwill impairment assessments

As described further in Note 1 to the consolidated financial statements, the Company’s recorded goodwill was $404.5 million as of December 31, 2023. The Company tests goodwill for impairment annually on October 31 of each fiscal year or when a triggering event occurs. During the year, economic uncertainty and market volatility resulting from the rising interest rate environment and the banking crisis resulted in a decrease in the Company’s stock price and market capitalization. Therefore quantitative goodwill impairment assessments were performed, requiring valuation methodologies. As inputs into the valuation methodologies related to the impairment assessments, the Company estimates the projected cash flows, based on historical results, forecasted economic data, and industry data and selects an appropriate discount rate. The application of these valuation methodologies and necessary assumptions requires a significant amount of judgment by management. We identified the goodwill impairment assessments as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessments are a critical audit matter is that certain significant assumptions, including the projected cash flows, selected discount rate, and the substantiation of the implied control premium required significant auditor judgment and increased audit effort, including the use of our internal valuation specialists.

Our audit procedures related to the goodwill impairment assessments included the following, among others:

a.We tested the design and operating effectiveness of management’s review controls over the goodwill impairment assessments, including controls over management’s significant assumptions such as preparation of cash flow projections, discount rate, and the reasonableness of the implied control premium.
b.We evaluated the reasonableness of management’s cash flow projections by comparing management’s assumptions to historically and publicly available financial and economic information.
c.We utilized our internal valuation specialists to assist in evaluating the methodology used in the quantitative impairment analysis and significant assumptions used, such as the discount rate, and evaluating the reasonableness of the implied control premium and its various assumptions.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 27, 2024

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$58,914	$60,551
Interest bearing deposits in other banks	570,149	375,526
Total cash and cash equivalents	629,063	436,077
Debt securities AFS, at fair value	1,076,639	1,096,292
Debt securities HTM (fair value of $160,021 and $158,781 at December 31, 2023 and 2022, respectively)	180,403	186,168
Equity securities	21,521	19,864
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB and FRB stock	53,699	101,568
Total investments	1,333,280	1,404,910
LHFS	79,072	20,641
LHI, MW	377,796	446,227
LHI, excluding MW	9,206,544	9,036,424
Less: ACL	(109,816)	(91,052)
Total LHI, net	9,474,524	9,391,599
BOLI	84,833	84,496
Premises and equipment, net	105,727	108,824
Intangible assets, net of accumulated amortization	41,753	53,213
Goodwill	404,452	404,452
Other assets	241,633	250,149
Total assets	$12,394,337	$12,154,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,218,036	$2,640,617
Interest-bearing transaction and savings deposits	4,348,385	3,514,729
Certificates and other time deposits	3,191,737	2,086,642
Correspondent money market account	580,037	881,246
Total deposits	10,338,195	9,123,234
Accounts payable and other liabilities	195,036	177,579
Advances from FHLB	100,000	1,175,000
Subordinated debentures and subordinated notes	229,783	228,775
Total liabilities	10,863,014	10,704,588
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 60,976,462 and 60,668,049 at December 31, 2023 and December 31, 2022, respectively	610	607
APIC	1,317,516	1,306,852
Retained earnings	444,242	379,299
AOCI	(63,463)	(69,403)
Treasury stock, 6,638,094 and 6,638,094 shares at cost at December 31, 2023 and 2022, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,531,323	1,449,773
Total liabilities and stockholders’ equity	$12,394,337	$12,154,361
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$648,245	$399,679	$280,526
Debt securities	44,364	38,736	32,132
Deposits in financial institutions and Fed Funds sold	28,331	6,275	589
Equity securities and other investments	5,934	4,720	3,237
Total interest and dividend income	726,874	449,410	316,484
INTEREST EXPENSE
Transaction and savings deposits	148,975	42,785	6,858
Certificates and other time deposits	125,409	15,307	9,079
Advances from FHLB	41,024	15,501	7,336
Subordinated debentures and subordinated notes	12,352	11,160	12,428
Total interest expense	327,760	84,753	35,701
NET INTEREST INCOME	399,114	364,657	280,783
Provision (benefit) for credit losses	42,512	26,950	(3,349)
(Benefit) provision for credit losses on unfunded commitments	(2,041)	820	(1,481)
Net interest income after provision for credit losses	358,643	336,887	285,613
NONINTEREST INCOME
Service charges and fees on deposit accounts	20,248	20,139	16,742
Loan fees	6,348	10,442	7,607
Loss on sale of debt securities	(5,321)	—	(188)
Gain on sale of mortgage LHFS	77	550	1,592
Gain on sale of SBA LHFS	2,711	2,838	14,477
Gain on sale of USDA LHFS	17,271	11,222	1,283
Equity method investment (loss) income	(30,589)	(5,141)	5,760
Customer swap income	1,618	7,898	2,491
Other	6,742	4,874	8,641
Total noninterest income	19,105	52,822	58,405
NONINTEREST EXPENSE
Salaries and employee benefits	122,070	117,841	94,748
Occupancy and equipment	19,351	18,744	17,263
Professional and regulatory fees	26,166	14,142	12,945
Data processing and software expense	18,539	14,013	9,946
Marketing	8,704	7,179	5,344
Amortization of intangibles	9,838	9,979	10,057
Telephone and communications	1,551	1,484	1,434
M&A expense	—	1,379	826
Other	27,245	18,314	15,149
Total noninterest expense	233,464	203,075	167,712
Income before income tax expense	144,284	186,634	176,306
Income tax expense	36,023	40,319	36,722
NET INCOME	$108,261	$146,315	$139,584
Basic earnings per share	$2.00	$2.75	$2.83
Diluted earnings per share	$1.98	$2.71	$2.77
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME	$108,261	$146,315	$139,584
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized gains (losses) on debt securities AFS during the period, net	5,752	(131,005)	(23,596)
Amortization from transfer of debt securities from AFS to HTM	3,122	3,790	—
Reclassification adjustment for net losses included in net income	5,321	—	188
Net unrealized gains (losses) on securities AFS	14,195	(127,215)	(23,408)

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(7,744)	(41,499)	33,338
Other comprehensive income (loss), before tax	6,451	(168,714)	9,930
Income tax expense (benefit)	511	(35,241)	2,085
Other comprehensive income (loss), net of tax	5,940	(133,473)	7,845
COMPREHENSIVE INCOME	$114,201	$12,842	$147,429

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except share data)

	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	49,337,768	$555	6,162,350	$(152,073)	$1,126,437	$172,232	$56,225	$1,203,376
RSUs vested, net of 23,613 shares withheld to cover taxes	118,454	2	—	—	(579)	—	—	(577)
Exercise of employee stock options, net of 13,015 and 71,089 shares withheld to cover taxes and exercise, respectively	376,851	3	—	—	6,162	—	—	6,165
Stock warrants exercised	15,000	—	—	—	165	—	—	165
Stock buyback	(475,744)	—	475,744	(15,509)	—	—	—	(15,509)
Stock based compensation		—	—	—	10,573	—	—	10,573
Net income	—	—	—	—	—	139,584	—	139,584
Dividends paid	—	—	—	—	—	(36,543)	—	(36,543)
Other comprehensive income	—	—	—	—	—	—	7,845	7,845
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 83,447 shares withheld to cover taxes	259,733	3	—	—	(3,366)	—	—	(3,363)
Exercise of employee stock options, net of 6,904 and 28,064 shares withheld to cover taxes and exercise, respectively	83,419	1	—	—	1,159	—	—	1,160
Common stock follow on offering	4,314,474	43	—	—	154,372	—	—	154,415
Stock based compensation	—	—	—	—	11,929	—	—	11,929
Net income	—	—	—	—	—	146,315	—	146,315
Dividends paid	—	—	—	—	—	(42,289)	—	(42,289)
Other comprehensive loss	—	—	—	—	—	—	(133,473)	(133,473)
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 92,134 shares withheld to cover taxes	246,604	3	—	—	(2,310)	—	—	(2,307)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	61,809	—	—	—	924	—	—	924
Stock based compensation	—	—	—	—	12,050	—	—	12,050
Net income	—	—	—	—	—	108,261	—	108,261
Dividends paid	—	—	—	—	—	(43,318)	—	(43,318)
Other comprehensive income	—	—	—	—	—	—	5,940	5,940
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$108,261	$146,315	$139,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	19,485	18,668	15,731
Net accretion of time deposit premium, debt discount and debt issuance costs	(134)	977	(713)
Provision (benefit) for credit losses and unfunded commitments	40,471	27,770	(4,830)
Accretion of loan discounts	(3,882)	(5,047)	(7,193)
Stock-based compensation expense	12,050	11,929	10,573
Deferred tax (benefit) expense	(2,649)	(5,662)	4,647
Excess tax expense (benefit) from stock compensation	340	(1,056)	(838)
Net amortization of premiums on debt securities	2,135	4,708	2,885
Unrealized (gain) loss on equity securities recognized in earnings	(105)	1,246	325
Change in cash surrender value and mortality rates of BOLI	(337)	(1,302)	(339)
Net loss on sales of debt securities	5,321	—	188
Change in fair value of government guaranteed loans using fair value option	(4,417)	(1,072)	(1,845)
Gain on sales of mortgage LHFS	(77)	(550)	(1,592)
Gain on sales of government guaranteed loans	(15,565)	(12,988)	(6,194)
Originations of LHFS	(92,375)	(52,991)	(119,989)
Proceeds from sales of LHFS	53,410	61,130	112,606
Servicing asset (recoveries) impairment, net	(919)	1,823	71
Loss on sales of OREO	—	—	416
Equity method investment loss (income)	1,172	5,141	(5,760)
Impairment on equity method investment	29,417	—	—
Termination of derivatives designated as hedging instruments	—	—	43,900
(Increase) decrease in other assets	(44,484)	(55,770)	11,139
Increase in accounts payable and other liabilities	36,969	49,457	719
Net cash provided by operating activities	144,087	192,726	193,491
INVESTING ACTIVITIES:
Net cash paid for acquisitions	—	—	(55,522)
Purchases of AFS debt securities	(1,377,537)	(452,599)	(201,385)
Proceeds from sales of AFS debt securities	109,793	—	13,300
Proceeds from maturities, calls and pay downs of AFS debt securities	1,295,897	103,683	193,227
Purchases of HTM debt securities	—	(17,460)	(32,286)
Maturity, calls and paydowns on HTM debt securities	4,004	4,487	3,370
Purchases of equity method securities	—	—	(54,970)
Purchases of other investments	46,317	(35,393)	(1,436)
Sales (purchases) of securities under agreements to resell	—	102,288	(102,288)
Net loans originated	(215,899)	(2,193,503)	(626,512)
Proceeds from sale of government guaranteed loans	91,776	93,739	44,912
Net additions to premises and equipment	(1,854)	(4,620)	(13,575)
Proceeds from sales of premises and equipment	—	—	14,551
Proceeds from sales of OREO and repossessed assets	—	—	2,225
Net cash used in investing activities	(47,503)	(2,399,378)	(816,389)
FINANCING ACTIVITIES:
Net increase in deposits	1,216,103	1,759,653	851,468
Proceeds from FHLB advances	48,817,233	35,049,938	—
Repayments of FHLB advances	(49,892,233)	(34,652,500)	(156)
Redemption of subordinated debt	—	—	(35,000)
Net change in securities sold under agreement to repurchase	—	(4,069)	1,844
Net proceeds on sale of common stock in public offering	—	154,415	—
Proceeds from exercise of employee stock options	924	1,160	6,313
Payments to tax authorities for stock-based compensation	(2,307)	(3,363)	(725)
Proceeds from exercise of stock warrants	—	—	165
Purchase of treasury stock	—	—	(15,509)
Dividends paid	(43,318)	(42,289)	(36,543)
Net cash provided by financing activities	96,402	2,262,945	771,857
Net increase in cash and cash equivalents	192,986	56,293	148,959
Cash and cash equivalents at beginning of year	436,077	379,784	230,825
Cash and cash equivalents at end of year	$629,063	$436,077	$379,784

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

Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 18 branches located in the Dallas-Fort Worth metroplex and 11 branches in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
The accounting principles followed by the Company and the methods of applying them are in conformity with U.S. GAAP and prevailing practices of the banking industry. Intercompany transactions and balances are eliminated in consolidation.
ASC
The FASB ASC is the officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023, 2022 and 2021.
Transfers of debt securities from AFS to HTM
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in other noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for equity securities and other investments. Realized gains and losses are recorded on the sale of equity securities in gain (loss) on sales of securities. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2023 and 2022.

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
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of December 31, 2023, the Company had held for sale government guaranteed loans that the Company has elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had an increase in fair value for loans the Company elected to carry at fair value of $4,417 for the year ended December 31, 2023 as compared to a decrease in the fair value for loans the Company elected to carry at fair value of $1,072 for the year ended December 31, 2022. There was an increase of $1,845 in fair value for loans using the fair value option for the year ended December 31, 2021.

Gain on Sale of Guaranteed Portion of SBA and USDA Loans

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in gain on sale of SBA LHFS and gain on sale of USDA LHFS on the consolidated statements of income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $15,565, $12,988, and $6,194, respectively, of gain on sales of government guaranteed loans.

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

The Company estimates the ACL on LHI based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

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

The Company measures expected credit losses of financial assets on a collective, or pool, basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a loss-rate method to estimate expected credit losses. The Company uses a PD/LGD model to estimate expected credit losses for our PCD loans and pools acquired prior to January 1, 2020.

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

Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
Contractual Term

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TLM.

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

Derivative Financial Instruments (Not Designated as Accounting Hedges)

The Company has entered into certain derivative instruments pursuant to a customer accommodation program under which the Company enters into an interest rate swap, cap or collar agreement with a commercial customer and an agreement with offsetting terms with a correspondent bank. These derivative instruments are not designated as accounting hedges and the swap fees and changes in net fair value are recognized in noninterest income or expense on the Company’s consolidated statements of income and the fair value amounts are included in other assets and accounts payable and other liabilities on the Company’s consolidated balance sheets.

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

The Company’s equity method investments are reported at cost and include direct transaction costs to make the investment. Equity method investments are subsequently adjusted each period for the Company’s proportionate share of the investee’s income or loss, which includes an elimination by the Company of any intra-entity profits and losses In addition, the Company’s subsequent proportionate share of other comprehensive income or loss is reported in the Company’s consolidated statements of comprehensive income with a corresponding adjustment to the equity method investment. Any dividends received on the investment are recognized as a reduction to the carrying amount of the investment.

On July 16, 2021, the Bank acquired a 49% interest in Thrive for $54,914 in cash and obtained the right to designate a member to Thrive’s board of directors. As a result of the investment, the Company has a $35,816 basis difference which is being accounted for as equity method goodwill.

The difference between the cost of an investment and the amount of underlying equity in net assets of the investee represents an equity method basis difference, which shall be accounted for as if the investee were consolidated. The Company accounts for the equity method basis difference as equity method goodwill. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. The Company recorded an impairment of $29.4 million on our equity method investment in Thrive related to Thrive’s entry into a definitive agreement in December 2023 to be acquired by Lower and the negative impact of rising rates on the fair value and volume of loans originated by Thrive.

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2023, 2022 and 2021.

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
BOLI
The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the accompanying consolidated balance sheets at their cash surrender values. Income from these policies and changes in the cash surrender values are recorded in noninterest income in the Company's consolidated statements of income. Death benefit proceeds in excess of cash surrender are recorded when realized in noninterest income in the Company's consolidated statements of income.
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

The Company performed its annual goodwill impairment test as of October 31, 2023 using a quantitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment. Management will continue to monitor events that could impact this conclusion in the future.

Intangible assets consist of core deposit intangibles and in-place lease intangibles associated with the purchase of our corporate office. Intangible assets are initially recognized based on a valuation performed as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives of the respective intangible assets as follows. All in-place lease intangibles were fully amortized in 2023.

Core deposit intangible	7 - 10 years
In-place lease intangible	Lease term

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.
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
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $8,704, $7,179 and $5,344 in 2023, 2022 and 2021, respectively.
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
The tax effect of unrealized gains and losses on available-for-sale debt securities and derivative instruments designated as hedges is recorded to other comprehensive income and is not a component of income tax expense/(benefit).

GAAP does not permit the adjustment of tax amounts in AOCI for changes in tax rates; as a result the effects become “stranded” in AOCI. Stranded tax effects caused by the revaluation of deferred taxes are reclassified from AOCI to retained earnings in accordance with ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2023 and 2022, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “interest expense” and penalties related to income taxes in “other expense” on its Consolidated Statements of Income. The Company recorded $103, $22 and $126 of interest or penalties related to income tax for the years ended December 31, 2023, 2022 and 2021, respectively. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2020 and state income tax examinations for tax years prior to 2019.

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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of AFS debt securities, net of tax, and the net effect of changes in fair value of derivative instruments designated as cash flow hedges. Gains and losses on AFS debt securities are reclassified to net income as the gains or losses are realized upon sale of the securities. For securities transferred from AFS to the HTM classification, the remaining pre-tax gains and losses will be amortized over the remaining life of the securities, as an adjustment of yield on the transferred securities. For cash flow hedges, gains and losses on the derivative(s) are recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.
Earnings Per Share ("EPS")
EPS are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Earnings (numerator)
Net income	$108,261	$146,315	$139,584
Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	54,256	53,170	49,405
Dilutive effect of employee stock-based awards	340	782	947
Adjusted weighted average shares outstanding	$54,596	$53,952	$50,352
EPS:
Basic	$2.00	$2.75	$2.83
Diluted	$1.98	$2.71	$2.77

For the year ended December 31, 2023, there were 1,268 antidilutive shares excluded from the diluted EPS weighted average shares, 604 of these relate to antidilutive RSUs and the remaining 664 relate to stock options excluded from the diluted EPS weighted average shares. For the year ended December 31, 2022, there were 177 antidilutive RSUs excluded from the diluted EPS weighted average shares. For the year ended December 31, 2021, there were 29 antidilutive RSUs excluded from the diluted EPS weighted average shares.

2. SUPPLEMENTAL STATEMENT OF CASH FLOWS
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$294,539	$77,298	$37,139
Cash paid for income taxes	53,584	36,165	14,349
Supplemental Disclosures of Non-Cash Flow Information:
Setup of ROU asset and lease liability	$7,492	$—	$6,232
Contingent consideration in connection with acquisitions	—	—	5,000
Transfer of AFS debt securities to HTM debt securities	—	117,001	—
Net foreclosure of OREO and repossessed assets	—	—	334
LHI transferred to LHFS	10,500	—	10,890

	Adjustments to Purchase Price Accounting Related to M&A
	Year Ended December 31,
	2023	2022	2021
Noncash assets acquired[1]
LHI	$—	$(681)	$29,338
Intangible assets, net	—	—	13,913
Goodwill	—	681	32,931
Other assets	—	—	690
Total assets	$—	$—	$76,872
Noncash liabilities assumed[1]
Accounts payable and other liabilities	—	—	16,350
Total liabilities	$—	$—	$16,350
Total equity
1 Noncash assets acquired and noncash liabilities assumed during 2021 related to our acquisition of NAC.

3. NEW ACCOUNTING PRONOUNCEMENTS
ASU 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on our financial statements.

ASU 2023-07, “Segment Reporting - Improvement to Reportable Segment Disclosures” amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and is not expected to have a significant impact on our financial statements.

ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

4. SHARE TRANSACTIONS

The Company's Board authorized the purchase of up to $250,000 of the Company's outstanding common stock under a stock buyback program (the "Stock Buyback Program") with the expiration date of December 31, 2022. The shares were repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares. The Stock Buyback Program may have been terminated or amended by the Board at any time prior to its expiration. The Company did not repurchase any shares during the year ended December 31, 2023 or 2022.
In August 2022, the IRA was enacted. Among other things, the IRA imposed a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including pursuant to compensatory arrangements.

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

5. SECURITIES
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,897 and $9,792 at December 31, 2023 and 2022, respectively. No gains or losses on equity securities with a readily determinable fair value were realized during the year ended December 31, 2023, 2022 or 2021.
The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2023	2022	2021
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$105	$(1,246)	$(325)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $11,624 and $10,072 at December 31, 2023 and 2022, respectively.
Securities purchased under agreements to resell
The Company held no securities purchased under agreements to resell as of December 31, 2023 and 2022. During the twelve months ended December 31, 2023, there was no interest income recorded in equity securities and other investments in the Company’s consolidated statements of income. During the twelve months ended December 31, 2022, interest income recorded in equity securities and other investments in the Company's consolidated statements of income was $1,386. Interest income of securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
Mortgage-backed securities	194,486	4,430	13,465	—	185,451
Collateralized mortgage obligations	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
	$1,161,178	$11,251	$95,790	$—	$1,076,639

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
HTM
Mortgage-backed securities	$33,716	$—	$6,037	$—	$27,679
Collateralized mortgage obligations	34,483	—	4,567	—	29,916
Municipal securities	112,204	86	9,864	—	102,426
	$180,403	$86	$20,468	$—	$160,021

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$268,179	$1,445	$17,379	$—	$252,245
Municipal securities	49,886	3	4,198	—	45,691
Mortgage-backed securities	156,408	23	17,420	—	139,011
Collateralized mortgage obligations	609,456	—	55,850	—	553,606
Asset-backed securities	42,015	289	2,613	—	39,691
Collateralized loan obligations	69,750	—	3,702	—	66,048
	$1,195,694	$1,760	$101,162	$—	$1,096,292

		Gross	Gross
	Amortized	Unrealized	Unrealized
HTM	Cost	Gains	Losses	ACL	Fair Value
Mortgage-backed securities	$36,342	$—	$6,753	$—	$29,589
Collateralized mortgage obligations	36,169	—	5,884	—	30,285
Municipal securities	113,657	6	14,756	—	98,907
	$186,168	$6	$27,393	$—	$158,781

The Company did not transfer any debt securities from AFS to HTM at fair value during the year ended December 31, 2023. For the year ended December 31, 2022, the Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $3,122 and $3,790 at December 31, 2023 and December 31, 2022, respectively.

The following tables disclose the Company’s debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	December 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$34,989	$5,970	$162,148	$23,596	$197,137	$29,566
Municipal securities	6,792	45	22,052	3,213	28,844	3,258
Mortgage-backed securities	—	—	104,486	13,465	104,486	13,465
Collateralized mortgage obligations	—	—	419,044	46,999	419,044	46,999
Asset-backed securities	9,011	1,559	8,847	571	17,858	2,130
Collateralized loan obligations	—	—	63,878	372	63,878	372
	$50,792	$7,574	$780,455	$88,216	$831,247	$95,790

HTM
Mortgage-backed securities	$—	$—	$27,679	$6,037	$27,679	$6,037
Collateralized mortgage obligations	—	—	29,916	4,567	29,916	4,567
Municipal securities	7,845	270	79,713	9,594	87,558	9,864
	$7,845	$270	$137,308	$20,198	$145,153	$20,468

	December 31, 2022
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$197,946	$15,697	$15,568	$1,682	$213,514	$17,379
Municipal securities	33,919	848	8,813	3,350	42,732	4,198
Mortgage-backed securities	115,467	11,104	22,780	6,317	138,247	17,421
Collateralized mortgage obligations	482,358	42,553	71,198	13,296	553,556	55,849
Asset-backed securities	15,195	991	11,207	1,621	26,402	2,612
Collateralized loan obligations	23,673	1,328	42,375	2,375	66,048	3,703
	$868,558	$72,521	$171,941	$28,641	$1,040,499	$101,162

HTM
Mortgage-backed securities	$804	$85	$28,784	$6,668	$29,588	$6,753
Collateralized mortgage obligations	25,285	4,676	4,999	1,208	30,284	5,884
Municipal securities	85,671	11,411	9,161	3,345	94,832	14,756
	$111,760	$16,172	$42,944	$11,221	$154,704	$27,393

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
The number of AFS debt securities in an unrealized loss position totaled 142 and 175 at December 31, 2023 and December 31, 2022, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The amortized costs and estimated fair values of debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of mortgage-backed securities, collateralized mortgage obligations and asset-backed securities thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2023
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,018	$1,906	$—	$—
Due from one year to five years	46,645	46,682	4,445	4,448
Due from five years to ten years	188,526	163,397	12,806	12,628
Due after ten years	54,094	47,616	94,953	85,350
	291,283	259,601	112,204	102,426
Mortgage-backed securities and collateralized mortgage obligations	757,907	706,507	68,199	57,595
Asset-backed securities	47,738	46,653	—	—
Collateralized loan obligations	64,250	63,878	—	—
	$1,161,178	$1,076,639	$180,403	$160,021

	December 31, 2022
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due from one year to five years	$53,692	$54,179	$—	$—
Due from five years to ten years	205,911	190,406	8,275	8,129
Due after ten years	58,462	53,351	105,382	90,778
	318,065	297,936	113,657	98,907
Mortgage-backed securities and collateralized mortgage obligations	765,864	692,617	72,511	59,874
Asset-backed securities	42,015	39,691	—	—
Collateralized loan obligations	69,750	66,048	—	—
	$1,195,694	$1,096,292	$186,168	$158,781

Proceeds from sales of debt securities AFS and gross realized gains and losses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	December 31,
	2023	2022	2021
Proceeds from sales	$109,793	$—	$13,300
Gross realized gains	—	—	—
Gross realized losses	5,321	—	188

As of December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. As further explained in Note 11, Advances from the FHLB, there was a blanket floating lien on all debt securities to secure FHLB advances as of December 31, 2023 and December 31, 2022.

6. LHI AND ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2023	2022
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,734,254	$1,787,400
Farmland	31,114	43,500
1 - 4 family residential	937,119	894,456
Multi-family residential	605,817	322,679
OOCRE	794,088	715,829
NOOCRE	2,350,725	2,341,379
Commercial	2,752,063	2,942,348
MW	377,796	446,227
Consumer	10,149	7,806
	9,593,125	9,501,624

Deferred loan fees, net	(8,785)	(18,973)
ACL	(109,816)	(91,052)
Total LHI, net	$9,474,524	$9,391,599
Included in the total LHI, net, as of December 31, 2023 and 2022 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $5,334 and $8,260, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in total LHI, net, as of December 31, 2023 and 2022 is a discount on retained loans from sale of originated SBA and USDA loans of $7,629 and $5,238, respectively. During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $162,632 as of December 31, 2023. The remaining net purchase discount of $3,231 and $4,135 related to these 1-4 family residential loans purchased is included in the total LHI, net as of December 31, 2023 and December 31, 2022, respectively. No additional pooled residential real estate loans were purchased during the twelve months ended December 31, 2023.

ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TLM. The activity in the ACL related to LHI is as follows:

	December 31, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052
Credit loss (benefit) expense non-PCD loans	7,958	(26)	26	2,467	2,352	13,706	15,458	260	159	42,360
Credit (benefit) loss expense PCD loans	(46)	—	(2)	—	48	618	(466)	—	—	152
Charge-offs	—	—	(21)	(192)	(855)	(13,649)	(10,413)	—	(236)	(25,366)
Recoveries	—	—	3	—	—	350	1,165	—	100	1,618
Ending Balance	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816

	December 31, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$—	$233	$77,754
Credit loss (benefit) expense non-PCD loans	5,855	(60)	3,757	(57)	4,633	(2,588)	18,933	—	2,355	32,828
Credit loss (expense) benefit PCD loans	(28)	—	(237)	—	(2,766)	429	(2,000)	—	(1,276)	(5,878)
Charge-offs	—	—	—	—	(2,646)	(2,410)	(9,731)	—	(1,285)	(16,072)
Recoveries	—	—	31	—	271	725	1,308	—	85	2,420
Ending Balance	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052

	December 31, 2021
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$7,768	$56	$8,148	$6,231	$9,719	$35,237	$37,554	$—	$371	$105,084
Credit loss (benefit) expense non-PCD loans	(547)	131	(2,153)	(3,567)	(2,325)	(7,490)	(9,510)	—	(401)	(25,862)
Credit loss expense PCD loans	72	—	302	—	3,721	10,737	7,622	—	59	22,513
Charge-offs	—	—	(379)	—	(2,400)	(7,936)	(15,576)	—	(99)	(26,390)
Recoveries	—	—	64	—	500	—	1,542	—	303	2,409
Ending Balance	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$—	$233	$77,754

The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of December 31, 2023 and 2022.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2023 and 2022 :

	December 31, 2023		December 31, 2022
	Real Property	ACL Allocation	Real Property	ACL Allocation
OOCRE	$3,059	$47	$1,193	$129
NOOCRE	21,169	—	20,896	2,138
Commercial	20,711	3,339	1,240	396
Consumer	—	—	15	—
Total	$44,939	$3,386	$23,344	$2,663

Nonaccrual loans, aggregated by class of loans, as of December 31, 2023 and 2022, were as follows:

	December 31, 2023		December 31, 2022
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Construction and land	$6,793	$6,793	$—	$—
1 - 4 family residential	1,965	1,965	862	862
OOCRE	9,719	9,493	9,737	8,545
NOOCRE	33,479	33,479	21,377	13,178
Commercial	40,868	10,610	11,397	2,521
Consumer	24	24	169	169
Total	$92,848	$62,364	$43,542	$25,275
There was $13,715 and $13,178 of PCD loans that are accounted for on a pooled basis included in nonaccrual loans at December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023 and 2022, interest income not recognized on non-accrual loans was $6,470 and $6,567, respectively.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2023 and 2022 is as follows:

	December 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due(1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Construction and land	$29,379	$—	$6,793	$36,172	$1,698,082	$—	$1,734,254	$—
Farmland	—	—	—	—	31,114	—	31,114	—
1 - 4 family residential	4,359	2,535	3,691	10,585	925,404	1,130	937,119	1,726
Multi-family residential	15,095	—	—	15,095	590,722	—	605,817	—
OOCRE	916	114	10,185	11,215	764,703	18,170	794,088	466
NOOCRE	3,182	642	20,547	24,371	2,312,270	14,084	2,350,725	783
Commercial	3,485	1,394	8,446	13,325	2,735,830	2,908	2,752,063	—
MW	—	—	—	—	377,796	—	377,796	—
Consumer	76	—	—	76	10,060	13	10,149	—
	$56,492	$4,685	$49,662	$110,839	$9,445,981	$36,305	$9,593,125	$2,975
(1) Total past due loans includes $13,715 of pooled PCD loans as of December 31, 2023.
(2) Loans 90 days past due and still accruing excludes $676 of PCD loans of as of December 31, 2023.

	December 31, 2022
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due (1)	Total Current	PCD	Total Loans	Total 90 Days Past Due and Still Accruing (2)
Construction and land	$1,121	$2,111	$—	$3,232	$1,782,624	$1,544	$1,787,400	$—
Farmland	—	—	—	—	43,500	—	43,500	—
1 - 4 family residential	4,319	129	499	4,947	888,329	1,180	894,456	123
Multi-family residential	1,000	—	—	1,000	321,679	—	322,679	—
OOCRE	3,342	1,186	1,193	5,721	690,291	19,817	715,829	—
NOOCRE	5,156	—	20,896	26,052	2,302,579	12,748	2,341,379	—
Commercial	3,088	2,188	1,675	6,951	2,931,696	3,701	2,942,348	—
MW	—	—	—	—	446,227	—	446,227	—
Consumer	352	—	45	397	7,386	23	7,806	2
	$18,378	$5,614	$24,308	$48,300	$9,414,311	$39,013	$9,501,624	$125
(1)Total past due loans includes $13,178 of pooled PCD loans as of December 31, 2022.
(2) Loans 90 days past due and still accruing excludes $2,004 of pooled PCD loans as of December 31, 2022.

Loans 90 days past due and still accruing interest are considered well-secured and in the process of collection as of the reporting date with plans in place for the borrowers to bring the loans fully current. The Company believes that it will collect all principal and interest due on each of the loans 90 days past due and still accruing.
Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the twelve months ended December 31, 2023:

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

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$23,624	1.0%	Principal and interest deferred over three months
Commercial	24,733	0.9%	Principal and interest deferred over three months
	$48,357
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
1-4 Family Residential Rentals	$41,066	$—	$—	$—
NOOCRE	23,624	—	—	—
Commercial	23,346	—	—	1,387
Total	$88,036	$—	$—	$1,387
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of December 31, 2023 or December 31, 2022.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$116,333	$740,244	$538,946	$109,017	$3,089	$3,661	$181,940	$—	$1,693,230
Special mention	593	13,782	4,980	3,439	—	8,760	2,677	—	34,231
Substandard	—	6,547	—	246	—	—	—	—	6,793
Total construction and land	$116,926	$760,573	$543,926	$112,702	$3,089	$12,421	$184,617	$—	$1,734,254
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Total farmland	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$73,289	$140,824	$193,914	$79,767	$38,589	$270,193	$114,275	$17,255	$928,106
Special mention	3,732	531	—	—	—	238	—	—	4,501
Substandard	—	144	902	—	106	1,701	529	—	3,382
PCD	—	—	—	—	—	1,130	—	—	1,130
Total 1-4 family residential	$77,021	$141,499	$194,816	$79,767	$38,695	$273,262	$114,804	$17,255	$937,119
1-4 Family gross charge-offs	$—	$—	$—	$—	$21	$—	$—	$—	$21

Multi-family residential:
Pass	$9,441	$82,040	$257,714	$196,575	$8,054	$14,570	$10,627	$—	$579,021
Special mention	—	—	—	—	—	11,701	—	—	11,701
Substandard	—	—	—	—	—	15,095	—	—	15,095
Total multi-family residential	$9,441	$82,040	$257,714	$196,575	$8,054	$41,366	$10,627	$—	$605,817

Multifamily gross charge-offs	$—	$—	$—	$—	$192	$—	$—	$—	$192

OOCRE:
Pass	$129,463	$178,777	$113,207	$90,219	$39,876	$166,270	$4,618	$—	$722,430
Special mention	5,481	—	2,479	1,019	1,961	14,775	210	—	25,925
Substandard	—	9,357	2,131	3,644	736	11,695	—	—	27,563
PCD	—	—	—	—	—	18,170	—	—	18,170
Total OOCRE	$134,944	$188,134	$117,817	$94,882	$42,573	$210,910	$4,828	$—	$794,088
OOCRE gross charge-offs	$—	$—	$—	$369	$5	$481	$—	$—	$855

NOOCRE:
Pass	$33,525	$724,110	$500,354	$247,385	$148,046	$381,559	$30,524	$577	$2,066,080
Special mention	—	5,950	25,985	26,175	68,616	55,805	—	—	182,531
Substandard	—	3,858	2,774	364	2,620	78,414	—	—	88,030
PCD	—	—	—	—	—	14,084	—	—	14,084
Total NOOCRE	$33,525	$733,918	$529,113	$273,924	$219,282	$529,862	$30,524	$577	$2,350,725
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$13,649	$—	$—	$13,649

Commercial:
Pass	$314,939	$384,713	$86,757	$38,554	$43,535	$45,812	$1,725,663	$1,044	$2,641,017
Special mention	4,584	13,583	12,794	541	—	10,144	9,392	35	51,073
Substandard	640	16,974	3,978	545	3,767	15,843	15,244	74	57,065
PCD	—	—	—	—	—	2,908	—	—	2,908
Total commercial	$320,163	$415,270	$103,529	$39,640	$47,302	$74,707	$1,750,299	$1,153	$2,752,063
Commercial gross charge-offs	$—	$2,158	$—	$2,572	$1,083	$4,600	$—	$—	$10,413

MW:
Pass	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
Total MW	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,552	$1,045	$276	$604	$89	$1,678	$1,728	$—	$9,972
Special mention	—	—	—	—	—	85	—	—	85
Substandard	—	—	4	—	12	63	—	—	79
PCD	—	—	—	—	—	13	—	—	13
Total consumer	$4,552	$1,045	$280	$604	$101	$1,839	$1,728	$—	$10,149
Consumers gross charge-offs	$—	$29	$2	$—	$—	$205	$—	$—	$236

Total Pass	$685,978	$2,256,151	$1,691,168	$780,120	$281,293	$888,687	$2,446,493	$18,876	$9,048,766
Total Special Mention	14,390	33,846	46,238	31,174	70,577	101,508	12,279	35	310,047
Total Substandard	640	36,880	9,789	4,799	7,241	122,811	15,773	74	198,007
Total PCD	—	—	—	—	—	36,305	—	—	36,305
Total	$701,008	$2,326,877	$1,747,195	$816,093	$359,111	$1,149,311	$2,474,545	$18,985	$9,593,125
Total gross charge-offs	$—	$2,187	$2	$2,941	$1,301	$18,935	$—	$—	$25,366
Term loans amortized cost basis by origination year excludes $8,785 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2022		2021		2020		2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$347,855		$709,208		$378,229		$69,241	$30,673	$14,025	$215,263	$140	$1,764,634
Special mention	—		18,662		2,560		—	—	—	—	—	21,222
PCD	—		—		—		—	—	1,544	—	—	1,544
Total construction and land	$347,855		$727,870		$380,789		$69,241	$30,673	$15,569	$215,263	$140	$1,787,400

Farmland:
Pass	$2,546		$16,242		$18,530		$21	$—	$5,069	$1,092	$—	$43,500
Total farmland	$2,546		$16,242		$18,530		$21	$—	$5,069	$1,092	$—	$43,500

1 - 4 family residential:
Pass	$135,006		$188,635		$87,861		$43,293	$41,960	$257,768	$86,900	$726	$842,149
Special mention	—		—		—		—	—	278	26,068	—	26,346
Substandard	—		184		—		—		1,028	23,569	—	24,781
PCD	—		—		—		—	—	1,180	—	—	1,180
Total 1 - 4 family residential	$135,006		$188,819		$87,861		$43,293	$41,960	$260,254	$136,537	$726	$894,456

Multi-family residential:
Pass	$72,044		$80,793		$110,426		$8,402	$32,822	$2,494	$—	$—	$306,981
Substandard	—		—		—		1,954	13,744	—	—	—	15,698
Total multi-family residential	$72,044		$80,793		$110,426		$10,356	$46,566	$2,494	$—	$—	$322,679

OOCRE:
Pass	$191,044		$106,698		$84,230		$43,965	$49,461	$167,968	$5,225	$—	$648,591
Special mention	—		2,321		1,409		1,964	—	3,447	—	45	9,186
Substandard	—		—		—		—	23,231	15,004	—	—	38,235
PCD	—		—		—		—	—	19,817	—	—	19,817
Total OOCRE	$191,044		$109,019		$85,639		$45,929	$72,692	$206,236	$5,225	$45	$715,829

NOOCRE:
Pass	$752,476		$531,735		$215,076		$149,246	$196,424	$305,434	$16,642	$465	$2,167,498
Special mention	—		—		22,774		19,464	12,274	51,451	—	—	105,963
Substandard	—	0	—	0	—	0	1,310	7,659	46,201	—	—	55,170
PCD	—		—		—		—	12,697	51	—	—	12,748
Total NOOCRE	$752,476		$531,735		$237,850		$170,020	$229,054	$403,137	$16,642	$465	$2,341,379

Commercial:
Pass	$473,084		$132,396		$90,543		$83,996	$40,030	$31,269	$1,906,074	$553	$2,757,945
Special mention	—		666		—		4,543	7,385	270	114,447	—	127,311
Substandard	17,894		4,058		5,189		4,195	10,954	4,732	6,292	77	53,391
PCD	—		—		—		—	273	3,428	—	—	3,701
Total commercial	$490,978		$137,120		$95,732		$92,734	$58,642	$39,699	$2,026,813	$630	$2,942,348

MW:
Pass	$—		$—		$—		$—	$—	$—	$444,393	$—	$444,393
Special mention	—		—		—		—	—	—	1,626	—	1,626
Substandard	—		—		—		—	46	162	—	—	208
Total MW	$—		$—		$—		$—	$46	$162	$446,019	$—	$446,227

Consumer:
Pass	$1,965	$452	$872	$216	$135	$2,298	$1,618	$—	$7,556
Special mention	—	—	—	—	—	58	—	—	58
Substandard	—	—	—	—	—	169	—	—	169
PCD	—	—	—	—	—	23	—	—	23
Total consumer	$1,965	$452	$872	$216	$135	$2,548	$1,618	$—	$7,806

Total Pass	$1,976,020	$1,766,159	$985,767	$398,380	$391,505	$786,325	$2,677,207	$1,884	$8,983,247
Total Special Mention	—	21,649	26,743	25,971	19,659	55,504	142,141	45	291,712
Total Substandard	17,894	4,242	5,189	7,459	55,634	67,296	29,861	77	187,652
Total PCD	—	—	—	—	12,970	26,043	—	—	39,013
Total	$1,993,914	$1,792,050	$1,017,699	$431,810	$479,768	$935,168	$2,849,209	$2,006	$9,501,624
1 Term loans amortized cost basis by origination year excludes $18,973 of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $579,698 and $543,220 as of December 31, 2023 and 2022, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$14,880	$17,705
Increase from loan sales	2,170	2,670
Servicing asset impairment, net of recoveries	919	(1,823)
Amortization charged as a reduction to income	(4,711)	(3,672)
Balance at year-end	$13,258	$14,880
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2023 and 2022 there was a valuation allowance of $1,532 and $2,451, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2023 and 2022.
The following table reflects principal sold and related gain for SBA and USDA LHFI. The gain on sale of these loans is recorded in gain on sale of SBA LHFS and gain on sale of USDA LHFS in the Company's consolidated statements of income.

	Year Ended December 31,
	2023	2022	2021
SBA LHFI principal sold	$16,608	$9,491	$40,001
Gain on sale of SBA LHFI	1,291	848	4,911
USDA LHFI principal sold	64,080	72,670	—
Gain on sale of USDA LHFI	9,797	10,731	—

LHFS
The following table reflects LHFS.

	December 31, 2023	December 31, 2022
SBA/USDA construction and land	$41,492	$12,296
1 - 4 family residential	788	866
SBA/USDA OOCRE	16,758	5,915
NOOCRE	10,500	—
SBA/USDA commercial	9,534	1,564
Total LHFS	$79,072	$20,641
7. PREMISES AND EQUIPMENT
Premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2023	2022
Building and improvements	$55,911	$56,517
Site improvements	2,845	2,903
Tenant improvements	779	779
Leasehold improvements	8,432	7,497
Land	37,368	38,709
Furniture, fixtures and equipment	29,437	27,417
Construction in progress	2,348	1,579
	137,120	135,401
Less accumulated depreciation and amortization	31,393	26,577
	$105,727	$108,824
The Company recorded depreciation and amortization expense of approximately $4,816, $5,018 and $3,123 for the years ended December 31, 2023, 2022 and 2021, respectively.

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
    The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to nine years. Certain lease arrangements contain extension options which typically range from five to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2023, operating lease ROU assets and liabilities were $19,308 and $20,505, respectively. As of December 31, 2022, operating lease ROU assets and liabilities were $16,762 and $17,327, respectively, and is recorded in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.
    The table below summarizes the Company’s net lease cost:

	For the Year Ended December 31,
	2023	2022
Operating lease cost	$5,432	$5,161
Variable lease cost	989	640
Net lease cost	$6,421	$5,801

    The table below summarizes other information related to the Company’s operating leases:

	For the Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,130	$4,781
Weighted-average remaining lease term - operating leases, in years	6.2 years	5.4 years
Weighted-average discount rate - operating leases	3.26%	2.88%

    A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2023
Lease payments due:
Within one year	$5,299
After one but within two years	4,610
After two but within three years	3,287
After three but within four years	2,175
After four but within five years	1,978
After five years	5,759
Total undiscounted cash flows	23,108
Less: Discount on cash flows	(2,603)
Total lease liability	$20,505

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2023	2022
Balance at beginning of year	$404,452	$403,771
NAC acquisition[1]	—	681
Balance at end of year	$404,452	$404,452
    1During the first quarter of 2022, the purchased accounting adjustments for NAC were finalized resulting in an increase in goodwill during 2022.
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2023
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	3.0 years	$81,769	$—	$53,274	$28,495
Servicing asset	7.2 years	26,930	1,532	12,140	13,258
Intangible lease assets	0.0 years	4,779	—	4,779	—
		$113,478	$1,532	$70,193	$41,753

	December 31, 2022
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	4.0 years	$81,769	$—	$43,523	$38,246
Servicing asset	7.4 years	24,760	2,451	7,429	14,880
Intangible lease assets	0.3 years	4,779	—	4,692	87
		$111,308	$2,451	$55,644	$53,213

For the years ended December 31, 2023, 2022 and 2021, amortization expense related to intangible assets of approximately $14,549, $13,650 and $10,888, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. For the years ended December 31, 2023 and 2022, a valuation allowance related to intangible assets was $1,532 and $2,451, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2023 was as follows:

Year	Amount
2024	$11,595
2025	11,259
2026	10,640
2027	2,377
2028	1,844
Thereafter	4,038
$41,753

10. DEPOSITS
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2023	2022
Noninterest-bearing demand accounts	$2,218,036	$2,640,617
Interest-bearing demand accounts	927,193	622,814
Savings accounts	136,868	118,293
Limited access money market accounts	3,864,361	3,654,868
Certificates of deposit, greater than $250	1,312,744	853,659
Certificates of deposit, less than $250	1,878,993	1,232,983
Total	$10,338,195	$9,123,234
As of December 31, 2023, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2024	$2,854,476
2025	322,311
2026	7,532
2027	3,638
2028	3,780
Total	$3,191,737
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $243 and $395 as of December 31, 2023 and 2022, respectively. Brokered deposits at December 31, 2023 and 2022 totaled approximately $2,031,413 and $1,307,996, respectively.

11. ADVANCES FROM FHLB
Advances from the FHLB totaled $100,000 and $1,175,000 at December 31, 2023 and 2022, respectively. As of December 31, 2023, the advances were collateralized by a blanket floating lien on certain debt securities and loans, had a weighted average rate of 5.54% and maturity dates of 2024. The Company had the availability to borrow additional funds of approximately $2,191,608 as of December 31, 2023.
Contractual maturities of FHLB advances at December 31, 2023 were as follows:

2024	$100,000
Total	$100,000

12. OTHER CREDIT EXTENSIONS
As of December 31, 2023 the Company maintained five credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $125,000. As of December 31, 2022, the Company maintained five credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $175,000. There were no borrowings under these credit facilities as of December 31, 2023 and 2022.
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2023 and 2022, total available borrowing capacity of $2,191,608 and $787,324, respectively, was available under this arrangement with outstanding balances of $100,000 and $1,175,000, respectively, and a weighted average interest rate of 4.70% and 1.73% for the year ended December 31, 2023 and 2022, respectively. The FHLB has also issued standby letters of credit to the Company for $1,377,257 and $1,029,508 as of December 31, 2023 and 2022, respectively. Our current FHLB advances mature within 0.5 years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

The FRB allows us to borrow funds through their discount window or their new BTFP. As of December 31, 2023 and 2022, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $2,927,549 and $1,138,661, respectively. Approximately $2,143,269 and $1,000,730 of commercial loans were pledged as collateral at December 31, 2023 and 2022, respectively. There were no borrowings under this line of credit as of December 31, 2023 and 2022. In addition, we had available borrowing capacity of $455,361 under the BTFP through the pledging of certain qualifying securities with no outstanding borrowings under this program as of December 31, 2023.

13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2023	2022
Junior subordinated debentures (1)	$30,908	$30,686
Subordinated notes (2)	198,875	198,089
	$229,783	$228,775
(1) Junior subordinated debentures are net of a discount of $2,960 and $3,182 as of December 31, 2023 and 2022, respectively.
(2) Subordinated notes include debt issuance costs of $1,125 and $1,911 as of December 31, 2023 and 2022, respectively.

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
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month SOFR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2023 and 2022 was 7.50% and 6.62%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2023 and 2022 was 9.66% and 7.74%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2023 and 2022 was 7.51% and 5.93%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2023 and 2022 was 7.45% and 6.57%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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

On October 5, 2020, the Company completed the issuance and sale of $125,000 in aggregate principal amount of its 4.125% Fixed-to-Floating Rate Subordinated Debt due in 2030 (the “2020 Notes”). The 2020 Notes will bear interest: (i) from and including the date of issuance to, but excluding, October 15, 2025, at a rate of 4.125% per year and (ii) from and including October 15, 2025 to, but excluding, the maturity date (unless redeemed prior to such date), at a floating rate per year equal to the Benchmark (which is expected to be Three-Month Term Secured Overnight Funding Rate) plus 399.5 basis points. The Company has the right, subject to certain circumstances and the receipt of any required approval of the Federal Reserve Board, to redeem the 2020 Notes at the Company’s option, in whole or in part, on any interest payment date on or after October 15, 2025. The Company intends to use the net proceeds from the offering of 2020 Notes for general corporate purposes, including the potential repayment of outstanding indebtedness, and supporting capital levels of the Bank.

14. INCOME TAXES
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit):
Current	$38,672	$45,981	$32,075
Deferred	(2,649)	(5,662)	4,647
Total income tax expense	$36,023	$40,319	$36,722

The table below reconciles income tax expense for the years ended December 31, 2023, 2022 and 2021 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Federal income tax expense rate at 21% for December 31, 2023, 2022 and 2021	$30,300	$39,193	$37,024
Bank-owned life insurance	(663)	(448)	(852)
Non-deductible transaction costs	—	—	78
Tax exempt interest income	(899)	(579)	(545)
Deferred tax true up	4	54	24
162(m) Disallowance	512	1,183	504
State taxes, net of federal benefit	1,510	1,769	1,039
Excess benefit on share-based compensation	340	(1,056)	(838)
Valuation allowance on Thrive impairment	4,249	—	—
Other	670	203	288
Total income tax expense	$36,023	$40,319	$36,722
Effective tax rate	25.0%	21.6%	20.8%
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
ACL	$25,449	$21,647
Equity compensation	4,669	4,286
Purchase premium/loan discounts	984	1,546
Lease liability	4,428	3,708
Net unrealized loss on debt securities AFS	16,870	17,204
Purchased securities	1,836	2,520
Investment in Thrive	5,156	—
Other	5,567	9,219
Total gross deferred tax assets	$64,959	$60,130
Valuation allowance on Thrive impairment	(4,249)	—
Total net deferred tax assets	$60,710	$60,130
Deferred tax liabilities:
Intangibles	8,089	9,340
Bank premises and equipment	5,326	6,163
ROU asset	4,169	3,587
Other	2,885	3,214
Total deferred tax liabilities	20,469	22,304
Net deferred tax asset	$40,241	$37,826
Included within other assets in the Company's consolidated balance sheet as of December 31, 2023 is a current tax receivable of $19,131 and included within other assets is a net deferred tax asset of $40,241. Included within other assets in the Company's consolidated balance sheets as of December 31, 2022 is a current tax receivable of $1,741 and included in other assets is a net deferred tax asset of $37,826. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2023 and December 31, 2022 is a $34 and a $573 current state tax payable, respectively.
At December 31, 2023, we determined it was more likely than not that a portion of our deferred tax assets would not be realized in their entirety. Thus, the Company recorded a $4,249 valuation allowance in continuing operations relating to the impairment on our investment in Thrive as of December 31, 2023. The deferred tax asset is not realizable due to the capital loss that will not be recognized. There was no valuation allowance in the comparable period in 2022.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2023, 2022 and 2021.

	December 31
	2023	2022	2021
Unrecognized tax benefits at the beginning of the year:	$293	$503	$549
Gross increases, related to tax positions taken in a prior period	278	—	—
Gross decreases, related to tax positions taken in a prior period	—	(44)	(101)
Gross increases, related to tax positions taken in current period	133	75	55
Settlement with taxing authority	—	(241)	—
Expiration of statute of limitations	(25)	—	—
Unrecognized tax benefits at the end of the year	$679	$293	$503

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2023, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2020 and state income tax examinations for tax years prior to 2019.

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
Refer to Note 11 "Advances from the FHLB", Note 13 "Borrowed Funds" and Note 17 "Off-Balance Sheet Loan Commitments" for further discussion on commitments.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,076,639	$—	$1,076,639
Equity securities with a readily determinable fair value	9,897	—	—	9,897
LHFS(1)	—	67,784	—	67,784
Interest rate swaps designated as hedging instruments	—	18,814	—	18,814
Correspondent interest rate swaps not designated as hedging instruments	—	28,007	—	28,007
Customer interest rate swaps not designated as hedging instruments	—	2,118	—	2,118
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
Financial Liabilities:
Interest rate swaps designated as hedging instruments	$—	$47,121	$—	$47,121
Correspondent interest rate swaps not designated as hedging instruments	—	2,322	—	2,322
Customer interest rate swaps not designated as hedging instruments	—	27,288	—	27,288
Customer interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,096,292	$—	$1,096,292
Equity securities with a readily determinable fair value	9,792	—	—	9,792
LHFS(1)	—	19,775	—	19,775
Interest rate swaps designated as hedging instruments	—	26,523	—	26,523
Correspondent interest rate swaps not designated as hedging instruments	—	38,839	—	38,839
Customer interest rate swaps not designated as hedging instruments	—	1,004	—	1,004
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
Financial Liabilities:
Interest rate swaps designated as hedging instruments	—	54,171	—	54,171
Correspondent interest rate swaps not designated as hedging instruments	—	1,126	—	1,126
Customer interest rate swaps not designated as hedging instruments	—	38,188	—	38,188
Customer interest rate caps and collars not designated as hedging instruments	—	1,494	—	1,494
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2023 and 2022.

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
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,274	$14,274
Servicing assets with a valuation allowance	—	—	6,682	6,682
As of December 31, 2022
Assets:
Collateral dependent loans with an ACL	$—	$—	$7,969	$7,969
Servicing assets with a valuation allowance	—	—	10,984	10,984
At December 31, 2023, collateral dependent loans with an ACL had a recorded investment of $17,660, with $3,386 specific allowance for credit loss allocated. At December 31, 2022, collateral dependent loans with an ACL had a recorded investment of $10,632, with $2,663 specific allowance for credit loss allocated.
At December 31, 2023, servicing assets of $8,214 had a valuation allowance totaling $1,532. At December 31, 2022, servicing assets of $13,435 had a valuation allowance totaling $2,451.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.
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
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2023 and 2022.
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

The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring or non-recurring basis under current authoritative guidance as of December 31, 2023 and 2022 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$629,063	$—	$629,063	$—
HTM debt securities	180,403	—	160,021	—
LHFS(1)	11,288	—	11,288	—
LHI(2)	9,577,180	—	—	9,322,744
Accrued interest receivable	53,313	—	53,313	—
BOLI	84,833	—	84,833	—
Servicing asset	6,576	—	6,576	—
Equity securities without a readily determinable fair value	11,624	N/A	N/A	N/A
FHLB and FRB stock	53,699	N/A	N/A	N/A
Financial liabilities:
Deposits	$10,338,195	$—	$9,779,849	$—
Advances from FHLB	100,000	—	141,999	—
Accrued interest payable	41,948	—	41,948	—
Subordinated debentures and subordinated notes	229,783	—	229,783	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$436,077	$—	$436,077	$—
HTM debt securities	186,168	—	158,781	—
LHFS(1)	866	—	866	—
LHI(2)	9,399,614	—	—	9,163,616
Accrued interest receivable	44,035	—	44,035	—
BOLI	84,496	—	84,496	—
Servicing asset	3,896	—	3,896	—
Equity securities without readily determinable fair value	10,072	N/A	N/A	N/A
FHLB and FRB stock	101,568	N/A	N/A	N/A
Financial liabilities:
Deposits	$9,123,234	$—	$8,341,419	$—
Advances from FHLB	1,175,000	—	1,156,852	—
Accrued interest payable	8,795	—	8,795	—
Subordinated debentures and subordinated notes	228,775	—	228,775	—
(1) LHFS primarily represent commercial loans moved to held for sale or mortgage LHFS that are carried at lower of cost or market.
(2) LHI includes MW and is carried at amortized cost.

17. OFF-BALANCE SHEET LOAN COMMITMENTS
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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Commitments to extend credit	$3,083,501	$4,511,671
MW commitments	803,704	1,088,558
Standby and commercial letters of credit	111,590	98,179
	$3,998,795	$5,698,408
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Beginning balance for ACL on unfunded commitments	$10,086	$9,266
(Benefit) provision for credit losses on unfunded commitments	(2,041)	820
Ending balance of ACL on unfunded commitments	$8,045	$10,086

18. DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the Company's consolidated balance sheets and in the net change in each of these financial statement line items in the Company's consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in noninterest income and the operating section of the Company's consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2023 and December 31, 2022 were as shown in the table below.

	December 31, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$12,208	$—	$250,000	$21,234	$—
Interest rate swaps on fixed rate advances/brokered CDs	200,000	—	4,296	—	—	—
Interest rate swaps on customer loan interest payments	375,000	—	40,055	375,000	—	49,211
Interest rate collars on customer loan interest payments	450,000	2,304	2,770	450,000	3,267	4,960
Interest rate floor on customer loan interest payments	200,000	4,302	—	100,000	2,022	—
Total derivatives designated as hedging instruments	$1,475,000	$18,814	$47,121	$1,175,000	$26,523	$54,171

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$893,702	$28,007	$2,322	$805,311	$38,839	$1,126
Interest rate caps and collars	285,370	1,344	—	68,370	1,494	—
Commercial customer counterparty:
Interest rate swaps	893,702	2,118	27,288	805,311	1,004	38,188
Interest rate caps and collars	285,370	—	1,344	68,370	—	1,494
Total derivatives not designated as hedging instruments	$2,358,144	$31,469	$30,954	$1,747,362	$41,337	$40,808
Offsetting derivative assets/liabilities	—	(29,463)	(29,463)	—	(30,982)	(30,982)
Total derivatives	$3,833,144	$20,820	$48,612	$2,922,362	$36,878	$63,997

Pre-tax gain (loss) included in the Company's consolidated statements of income and related to derivative instruments for the years ended December 31, 2023 and 2022 was as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Net (loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net (loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(4,386)	$4,386	Interest Expense	$(3,569)	$3,569	Interest Expense
Interest rate swaps on money market deposit account and funding source payments	(13,322)	11,798	Interest Expense	16,693	3,208	Interest Expense
Interest rate swaps, collars and floor on customer loan interest payments	9,964	(19,196)	Interest Income	(54,623)	(1,757)
Total	$(7,744)	$(3,012)		$(41,499)	$5,020

			Net Gain recognized in other noninterest income			Net Gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,633			$7,217

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

In November 2023, the Company entered into an interest rate swap for a notional amount of $100,000 to hedge for changes in cash flows attributable to changes in the contractually specified interest rate, currently the USD-SOFR-OIS Compound rate on variable rate forecasted funding from November 2023 through October 2026.

In October 2023, the Company entered into an interest rate swap for a notional amount of $100,000 to hedge for the variability of cash flows, currently the benchmark of USD-SOFR-OIS Compound rate due to the rollover of its quarterly fixed-rate FHLB, brokered CDs, or other fixed rate advances every quarter from November 2023 through October 2026.

In February 2023, the Company entered into an interest rate floor for a notional amount of $100,000 to hedge for changes in cash flows attributable to changes in the contractually specified interest rate, currently the 1M SOFR CME rate on a pool of customer floating rate loans from February 2023 through February 2027.

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

In August 2022, the Company entered into an interest rate collar for a notional amount of $350,000 to hedge for changes in its cash flows attributable to changes in the contractually specified interest rate, currently the 1M SOFR CME rate of its customer floating rate loan portfolio from August 2022 through August 2025.

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

In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from an FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. The interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless forecasted transactions become probable of not occurring. The gain accreted into income during the twelve months ended December 31, 2023 was $4,386.

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity (Wtd. Avg.)	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0%- 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	4.1 years	$(25,170)
Interest rate caps and collars	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	0.8 years	$(1,344)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0%- 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	4.1 years	$25,685
Interest rate caps and collars	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	0.8 years	$1,344

	December 31, 2022
	Notional Amount	Fixed Rate	Floating Rate	Maturity (Wtd. Avg.)	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$805,311	2.4% - 8.5%	LIBOR 1 month + 2.8% - 5.0%[1] SOFR CME 1 month + 0.0% - 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	5.1 years	$(37,183)
Interest rate caps and collars	$68,370	3.5%	LIBOR 1 month + 0.0%	1.8 years	$(1,494)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$805,311	2.4% - 8.5%	LIBOR 1 month + 2.8% - 5.0%[1] SOFR CME 1 month + 0.0% - 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	5.1 years	$37,713
Interest rate caps and collars	$68,370	3.5%	LIBOR 1 month + 0.0%	1.8 years	$1,494
1 The derivative utilizing LIBOR 1 month as of December 31, 2023 is utilizing the allowable fallback provision.

19. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2023 and 2022, the company made matching contributions of $4,905 and $4,661, respectively.

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

During the years ending December 31, 2023, 2022 and 2021, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2023, 2022 and 2021, there was no stock compensation expense related to the 2010 Incentive Plan.
A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2023, 2022 and 2021 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	20,000	$10.09	1.06 years
Exercised	(19,000)	10.00
Outstanding at December 31, 2021	1,000	$10.43	1.07 years
Exercised	—	—
Outstanding at December 31, 2022	1,000	$10.43	1.07 years
Exercised	(1,000)	10.43
Outstanding and exercisable at December 31, 2023	—	$—	0.00 years	$—
As of December 31, 2023, 2022, and 2021 there was no unrecognized stock compensation expense related to non-performance based stock options.
A summary of the fair value of the Company’s stock options exercised vested under the 2010 Incentive Plan as of December 31, 2023, 2022 and 2021 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2023	2022	2021
Nonperformance-based stock options exercised	$16	$—	$568
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
2023 Grants of Restricted Stock Units

    In the year ended December 31, 2023, the Company granted RSUs and PSUs under the 2022 Equity Plan. The majority of the RSUs granted to employees during the year ended December 31, 2023 with annual graded vesting over a three year period from the grant date.

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
Stock Compensation Expense
Stock compensation expense of options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”) was as follows:

	Year ended December 31,
	2023	2022
2022 Equity Plan	$10,200	$11,109
Veritex (Green) 2014 Plan	1,850	820
2022 Equity Plan

A summary of the status of the Company’s stock options under the 2022 Equity Plan as of December 31, 2023, 2022 and 2021, and changes during the years then ended, is as follows:

	2022 Equity Plan
	Nonperformance-based stock options
	Equity Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	975,801	$24.26
Granted	500	36.54
Forfeited	(13,996)	25.93
Exercised	(252,262)	23.87
Outstanding at December 31, 2021	710,043	$24.38	6.91 years
Granted	1,500	$31.26
Exercised	(54,049)	23.51
Outstanding at December 31, 2022	657,494	$24.47	5.58 years
Forfeited	(1,666)	17.38
Canceled	(35,970)	28.95
Exercised	(17,285)	18.29
Outstanding at December 31, 2023	602,573	$24.40	4.84 years	$779,874
Options exercisable at December 31, 2023	591,573	$24.45	4.84 years	$760,974
Weighted average fair value of options granted during the period		$—

As of December 31, 2023, 2022 and 2021 there was no, $172 and $803 of total unrecognized compensation expense related to stock options awarded under the 2022 Equity Plan, respectively.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of December 31, 2023, 2022 and 2021, and changes during the year then ended is as follows:

	2022 Equity Plan
	RSUs
	Equity Awards
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	441,132	$20.39
Granted	281,149	28.68
Vested into shares	(108,732)	24.19
Forfeited	(15,498)	28.47
Outstanding at December 31, 2021	598,051	$23.39
Granted	546,405	33.79
Vested into shares	(175,159)	27.88
Forfeited	(14,193)	33.18
Outstanding at December 31, 2022	955,104	$28.38
Granted	293,086	27.17
Vested into shares	(269,144)	29.68
Forfeited	(30,533)	32.23
Outstanding at December 31, 2023	948,513	$27.52

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of December 31, 2023, 2022 and 2021, and changes during the years then ended is as follows:

	2022 Equity Plan
	PSUs
	Equity Awards
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	100,195	$23.20
Granted	56,276	25.94
Outstanding at December 31, 2021	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance conditions met	34,194	23.90
Vested into shares	(103,387)
Outstanding at December 31, 2022	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.90
Outstanding at December 31, 2023	129,768	$30.28

As of December 31, 2023, 2022, and 2021 there was $14,692, $17,160 and $10,413 of total unrecognized compensation expense related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at December 31, 2023 is expected to be recognized over the remaining weighted average requisite service period of 1.84 years.

A summary of the fair value of the Company’s stock options exercised and restricted stock units vested under the 2022 Equity Plan as of December 31, 2023, 2022 and 2021 is presented below:

	Fair Value of Options Exercised, RSUs and PSUs Vested as of December 31,
	2023	2022	2021
Nonperformance-based stock options exercised	$66	$792	$9,214
RSUs vested	3,924	6,356	2,781
PSUs vested	1,070	4,040	—
Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2023, 2022 and 2021 changes during the years then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	352,000	$19.99
Forfeited	(7,245)	21.38
Exercised	(126,951)	20.55
Outstanding at December 31, 2021	217,804	$19.62	6.13 years
Exercised	(62,592)	19.59
Outstanding at December 31, 2022	155,212	$19.83	5.20 years
Cancelled	(9,717)	21.38
Exercised	(20,996)	20.95
Outstanding at December 31, 2023	124,499	$22.00	3.70 years	$616
Options exercisable at December 31, 2023	124,499	$22.00	3.70 years	$616

As of December 31, 2023 and 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan. As of December 31, 2021 there was $100 of total unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of December 31, 2023, 2022 and 2021 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	156,187	$22.64
Granted	5,692	26.12
Vested into shares	(33,335)	21.38
Forfeited	(5,760)	23.62
Outstanding at December 31, 2021	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(7,851)	29.13
Outstanding at December 31, 2022	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at December 31, 2023	64,719	$18.26

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of December 31, 2023, 2022 and 2021 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	30,728	$21.43
Granted	6,231	25.94
Forfeited	(1,060)	19.69
Outstanding at December 31, 2021	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	19.69
Vested into shares	(31,703)	21.38
Outstanding at December 31, 2022	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at December 31, 2023	10,642	$31.93

As of December 31, 2023, 2022 and 2021, there was $1,781, $3,825 and $1,252, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 0.85 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2023, 2022 and 2021 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested in the year ended December 31,
	2023	2022	2021
Non-performance-based stock options exercised	$71	$1,157	$4,599
RSUs vested	2,384	1,312	713
PSUs vested	227	1,261	—

Green 2010 Plan

    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of December 31, 2023, 2022 and 2021 and changes during the years then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	131,083	$11.60
Forfeited	(2,198)
Exercised	(62,742)	10.51
Outstanding at December 31, 2021	66,143	$12.56
Canceled	(21,235)	11
Exercised	(1,746)	13.20
Outstanding at December 31, 2022	43,162	$13.11
Exercised	(32,378)	13.26
Outstanding and exercisable at December 31, 2023	10,784	$12.65	4.06 years	$115
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the year ended December 31, 2023, 2022, and 2021 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2023	2022	2021
Non-performance-based stock options exercised	$379	$47	$1,838

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

22. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $30,132 and $35,005 as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, new advances of approximately $6,648 were made to related parties with approximately $11,521 principal payments received. During the year ended December 31, 2022, new advances of approximately $33,624 were made to related parties with approximately $11,270 principal payments received. There were $9,062 and $7,895 in unfunded commitments to related parties as of December 31, 2023 and 2022, respectively. At December 31, 2023, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2023 and 2022 totaled approximately $349,567 and $275,807, respectively.

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

Under the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in total consolidated assets may elect to satisfy a single Community Bank Leverage Ratio (“CBLR”) of Tier 1 capital to average total consolidated assets in lieu of the generally applicable capital requirements of the capital rules implementing Basel III. Banks meeting all of the requirements under this framework are not required to report or calculate RBC, and will be considered to have met the well-capitalized ratio requirements under PCA regulations. The Bank was eligible and elected to use the CBLR framework as of December 31, 2020; however, the Bank was no longer eligible to use the CBLR framework beginning as of June 30, 2021.

As a result of our no longer using the CBLR framework, we are subject to various quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and CET1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The capital rules implementing Basel III also include a “capital conservation buffer” of 2.5% on top of each of the minimum RBC ratios, and a banking organization with any RBC ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Additionally, to be categorized as “well capitalized,” a bank that does not operate under the CBLR framework is required to maintain minimum total risk-based CET1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of December 31, 2023 and December 31, 2022, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized.” There are no conditions or events since December 31, 2023 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%	$910,897	8.0%	n/a	n/a
Bank	1,467,960	12.90	910,363	8.0	$1,137,953	10.0%
Tier 1 capital (to RWA)
Company	1,202,252	10.56	683,098	6.0	n/a	n/a
Bank	1,368,384	12.03	682,486	6.0	909,981	8.0
CET1 (to RWA)
Company	1,172,362	10.29	512,695	4.5	n/a	n/a
Bank	1,368,384	12.03	511,864	4.5	739,360	6.5
Tier 1 capital (to average assets)
Company	1,202,252	10.03	479,462	4.0	n/a	n/a
Bank	1,368,384	11.43	478,875	4.0	598,593	5.0
As of December 31, 2022
Total capital (to RWA)
Company	$1,395,904	11.63%	$960,209	8.0%	n/a	n/a
Bank	1,368,082	11.41	959,216	8.0	$1,199,020	10.0%
Tier 1 capital (to RWA)
Company	1,121,021	9.34	720,142	6.0	n/a	n/a
Bank	1,291,288	10.77	719,381	6.0	959,174	8.0
CET1 (to RWA)
Company	1,091,353	9.09	540,274	4.5	n/a	n/a
Bank	1,291,288	10.77	539,535	4.5	779,329	6.5
Tier 1 capital (to average assets)
Company	1,121,021	9.82	456,628	4.0	n/a	n/a
Bank	1,291,288	11.32	456,286	4.0	570,357	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $60,000 and $35,000 were paid by the Bank to the Holdco during the years ended December 31, 2023 and 2022, respectively.

Dividends of $43,318, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2023. Dividends of $42,289, or $0.20 per outstanding share on the applicable record date, were paid by the Company during the year ended December 31, 2022.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.90% as of December 31, 2023.

24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$25,728	$18,278
Investment in subsidiaries	1,728,364	1,650,727
Other assets	17,088	13,043
Total assets	$1,771,180	$1,682,048
Liabilities and Stockholders’ Equity
Other liabilities	$10,074	$3,500
Other borrowings	229,783	228,775
Total liabilities	239,857	232,275
Stockholders’ equity
Common stock	$610	$607
Additional paid-in capital	1,317,516	1,306,852
Retained earnings	444,242	379,299
Accumulated other comprehensive income	(63,463)	(69,403)
Treasury stock	(167,582)	(167,582)
Total stockholders’ equity	1,531,323	1,449,773
Total liabilities and stockholders’ equity	$1,771,180	$1,682,048

Statements of Income

	Year Ended December 31,
	2023	2022	2021
Cash dividends from subsidiary	$60,000	$35,000	$8,440
Excess of earnings over dividend from subsidiary	59,647	121,350	142,289
Other	79	43	43
	119,726	156,393	150,772
Interest on borrowings	12,352	11,156	12,426
Salaries and employee benefits	770	685	668
Other	1,364	891	1,057
	14,486	12,732	14,151
Earnings before income tax benefit	105,240	143,661	136,621
Income tax benefit	(3,021)	(2,654)	(2,963)
Net income	$108,261	$146,315	$139,584

Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$108,261	$146,315	$139,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs, net	786	790	817
Equity in undistributed net income of Bank	(59,647)	(121,350)	(142,289)
(Increase) decrease in other assets	(5,552)	(7,801)	902
Decrease (increase) in other liabilities	8,303	504	(3,177)
Net cash provided by (used in) operating activities	52,151	18,458	(4,163)
Cash flows from investing activities:
Advances to subsidiaries	—	(154,610)	—
Net cash used in investing activities	—	(154,610)	—
Cash flows from financing activities:
Net proceeds from sale of common stock in public offering	—	154,415	—
Proceeds from exercise of stock warrants	—	—	165
Redemption of subordinated debt	—	—	(35,000)
Proceeds from exercise of employee stock options	924	1,160	6,313
Payments to tax authorities for stock-based compensation	(2,307)	(3,363)	(725)
Repurchase of treasury stock	—	—	(15,509)
Dividends paid	(43,318)	(42,289)	(36,543)
Net cash (used in) provided by financing activities	(44,701)	109,923	(81,299)
Net increase (decrease) in cash and cash equivalents	7,450	(26,229)	(85,462)
Cash and cash equivalents at beginning of year	18,278	44,507	129,969
Cash and cash equivalents at end of year	$25,728	$18,278	$44,507

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by COSO of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

Grant Thornton LLP, (U.S. PCAOB Auditor Firm I.D. 248) the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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
February 27, 2024

ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Veritex Community Bank Compensation Recovery Policy
101***	The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
*** Submitted electronically herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2024	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2024

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2024

/s/ Arcilia Acosta Arcilia Acosta	Director	February 27, 2024

/s/ Pat S. Bolin Pat S. Bolin	Director	February 27, 2024

/s/ April Box April Box	Director	February 27, 2024

/s/ Blake Bozman Blake Bozman	Director	February 27, 2024

/s/ William D. Ellis William D. Ellis	Director	February 27, 2024

/s/ William E. Fallon William E. Fallon	Director	February 27, 2024

/s/ Mark C. Griege Mark C. Griege	Director	February 27, 2024

/s/ Gordon Huddleston Gordon Huddleston	Director	February 27, 2024

/s/ Steven D. Lerner Steven D. Lerner	Director	February 27, 2024

/s/ Manuel J. Mehos Manuel J. Mehos	Director	February 27, 2024

/s/ Gregory B. Morrison Gregory B. Morrison	Director	February 27, 2024

/s/ John T. Sughrue John T. Sughrue	Director	February 27, 2024