Form 10-Q
period 2024-03-31
Veritex Holdings, Inc.
filed 2024-05-06
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 54,525,408 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Loss	Green	Green Bank
AFS	Available-For-Sale	HTM	Held-To-Maturity
AML	Anti-Money Laundering	IRA	Inflation Reduction Act of 2022
AMLA	Anti-Money Laundering Act of 2020	LHFS	Loans Held for Sale
AOCI	Accumulated Other Comprehensive Income	LHI	Loans Held for Investment
APIC	Additional Paid-In Capital	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	Lower	Lower Holding Company
ASU	Accounting Standard Update	M&A	Mergers and acquisitions
BOLI	Bank-Owned Life Insurance	MBS	Mortgage-backed Securities
Board	Board of Directors of Veritex Holdings, Inc.	MW	Mortgage Warehouse
BTFP	Bank Term Funding Program	NAC	North Avenue Capital, LLC
CBLR	Community Bank Leverage Ratio	NOOCRE	Non-owner Occupied CRE
CD	Certificates of Deposit	NPV	Net Present Value
CECL	Current Expected Credit Losses	OBS	Off-Balance Sheet
CET1	Common Equity Tier 1	OOCRE	Owner Occupied CRE
CMO	Collateralized Mortgage Obligation	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	PCA	Prompt Corrective Action
CRE	Commercial Real Estate	PCD	Purchased Credit Deteriorated
DCF	Discounted Cash Flow	PSU	Performance-based Restricted stock units
DFW	Dallas-Fort Worth	RBC	Risk-Based Capital
DIF	Deposit Insurance Fund	RSU	Restricted stock units
EPS	Earnings Per Share	RWA	Risk-Weighted Assets
Exchange Act	Securities Exchange Act of 1934, as amended	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	SBA	U. S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	The Federal Reserve System	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDB	Texas Department of Banking
FRB	Federal Reserve Bank of Dallas	Thrive	Thrive Mortgage, LLC
GAAP	Generally Accepted Accounting Principles in the United States of America	USDA	United States Department of Agriculture

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2024 and December 31, 2023
(Dollars in thousands, except par value and share information)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and due from banks	$41,884	$58,914
Interest bearing deposits in other banks	698,885	570,149
Total cash and cash equivalents	740,769	629,063
Debt securities AFS, at fair value	1,166,268	1,076,639
Debt securities HTM (fair value of $155,741 and $160,021, at March 31, 2024 and December 31, 2023, respectively)	178,662	180,403
Equity securities	21,676	21,521
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB Stock and FRB Stock	54,094	53,699
Total investments	1,421,718	1,333,280
LHFS	64,762	79,072
LHI, MW	449,531	377,796
LHI, excluding MW	9,249,551	9,206,544
Less: ACL	(112,032)	(109,816)
Total LHI, net	9,587,050	9,474,524
BOLI	85,359	84,833
Premises and equipment, net	105,299	105,727
OREO	18,445	—
Intangible assets, net of accumulated amortization	38,679	41,753
Goodwill	404,452	404,452
Other assets	241,863	241,633
Total assets	$12,708,396	$12,394,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,349,211	$2,218,036
Interest-bearing transaction and savings deposits	4,220,114	4,348,385
Certificates and other time deposits	3,486,805	3,191,737
Correspondent money market deposits	597,690	580,037
Total deposits	10,653,820	10,338,195
Accounts payable and other liabilities	186,027	195,036
Advances from FHLB	100,000	100,000
Subordinated debentures and subordinated notes	230,034	229,783
Total liabilities	11,169,881	10,863,014
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,134,055 and 60,976,462 at March 31, 2024 and December 31, 2023, respectively	611	610
APIC	1,319,144	1,317,516
Retained earnings	457,499	444,242
AOCI	(71,157)	(63,463)
Treasury stock, 6,638,094 and 6,638,094 shares, at cost, at March 31, 2024 and December 31, 2023, respectively	(167,582)	(167,582)
Total stockholders’ equity	1,538,515	1,531,323
Total liabilities and stockholders’ equity	$12,708,396	$12,394,337

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$161,942	$151,707
Debt securities	13,695	10,988
Deposits in financial institutions and Federal Funds sold	8,050	5,534
Equity securities and other investments	900	1,408
Total interest and dividend income	184,587	169,637
INTEREST EXPENSE
Transaction and savings deposits	46,784	29,857
Certificates and other time deposits	40,492	20,967
Advances from FHLB	1,391	12,358
Subordinated debentures and subordinated notes	3,114	3,066
Total interest expense	91,781	66,248
NET INTEREST INCOME	92,806	103,389
Provision for credit losses	7,500	9,385
(Benefit) provision for credit losses on unfunded commitments	(1,541)	1,497
Net interest income after provision (benefit) for credit losses	86,847	92,507
NONINTEREST INCOME
Service charges and fees on deposit accounts	4,896	5,017
Loan fees	2,510	2,064
Loss on sales of debt securities	(6,304)	(5,321)
Government guaranteed loan income, net	2,614	9,688
Equity method investment loss	—	(1,521)
Customer swap income	408	217
Other	2,538	3,387
Total noninterest income	6,662	13,531
NONINTEREST EXPENSE
Salaries and employee benefits	33,365	31,865
Occupancy and equipment	4,677	4,973
Professional and regulatory fees	6,053	4,389
Data processing and software expense	4,856	4,720
Marketing	1,546	1,779
Amortization of intangibles	2,438	2,495
Telephone and communications	261	478
Other	8,920	5,916
Total noninterest expense	62,116	56,615
Income before income tax expense	31,393	49,423
Income tax expense	7,237	11,012
NET INCOME	$24,156	$38,411
Basic EPS	$0.44	$0.71
Diluted EPS	$0.44	$0.70
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$24,156	$38,411
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized (losses) gains on debt securities AFS during the period, net	(10,421)	2,547
Amortization from transfer of debt securities from AFS to HTM	2,925	3,622
Reclassification adjustment for net losses included in net income	6,304	5,321
Net unrealized (losses) gains on debt securities AFS	(1,192)	11,490

Net unrealized (losses) gains on derivative instruments designated as cash flow hedges	(8,495)	7,078
Other comprehensive (loss) income, before tax	(9,687)	18,568
Income tax (benefit) expense	(1,993)	3,673
Other comprehensive (loss) income, net of tax	(7,694)	14,895
COMPREHENSIVE INCOME	$16,462	$53,306

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands, except share data)

Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSU vested, net of 69,034 shares withheld to cover taxes	157,593	1	—	—	(1,261)	—	—	(1,260)
Stock based compensation	—	—	—	—	2,889	—		2,889
Net income	—	—	—	—	—	24,156	—	24,156
Dividends paid	—	—	—	—	—	(10,899)	—	(10,899)
Other comprehensive loss	—	—	—	—	—	—	(7,694)	(7,694)
Balance at March 31, 2024	54,495,961	$611	6,638,094	$(167,582)	$1,319,144	$457,499	$(71,157)	$1,538,515

Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 71,465 shares withheld to cover taxes	161,081	2	—	—	(1,928)	—	—	(1,926)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	37,997	—	—	—	534	—	—	534
Stock based compensation	—	—	—	—	2,887	—	—	2,887
Net income	—	—	—	—	—	38,411	—	38,411
Dividends paid	—	—	—	—	—	(10,837)	—	(10,837)
Other comprehensive loss	—	—	—	—	—	—	14,895	14,895
Balance at March 31, 2023	54,229,033	$609	6,638,094	$(167,582)	$1,308,345	$406,873	$(54,508)	$1,493,737

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(Dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$24,156	$38,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	5,127	4,764
Net (accretion) amortization of time deposit premium, debt discount and debt issuance costs	(843)	240
Provision for credit losses and unfunded commitments	5,959	10,882
Accretion of loan discount	(422)	(1,014)
Stock-based compensation expense	2,889	2,887
Excess tax expense from stock compensation	384	112
Net amortization of premiums on debt securities	1,191	885
Unrealized loss (gain) on equity securities recognized in earnings	105	(126)
Change in cash surrender value and mortality rates of BOLI	(526)	(466)
Loss on sales of debt securities	6,304	5,321
Change in fair value of government guaranteed loans using fair value option	49	(2,239)
Gain on sales of mortgage LHFS	(10)	(6)
Gain on sales of government guaranteed loans	(3,211)	(7,449)
Servicing asset recoveries, net	(222)	(424)
Originations of LHFS	(7,842)	(25,136)
Proceeds from sales of LHFS	24,148	5,520
Equity method investment loss	—	1,521
Decrease (increase) in other assets	4,845	(3,119)
(Decrease) increase in accounts payable and other liabilities	(17,812)	3,975
Net cash provided by operating activities	44,269	34,539
Cash flows from investing activities:
Purchases of AFS debt securities	(229,936)	(149,982)
Proceeds from sales of AFS debt securities	113,794	109,793
Proceeds from maturities, calls and pay downs of AFS debt securities	18,201	175,289
Maturity, calls and paydowns of HTM debt securities	1,366	800
Purchases of other investments	(655)	(15,045)
Net loans originated	(153,534)	(134,513)
Proceeds from sale of government guaranteed loans	14,409	(52,868)
Net (disposals) additions to premises and equipment	(768)	18
Net cash used in investing activities	(237,123)	(66,508)
Cash flows from financing activities:
Net increase (decrease) in deposits	316,719	(88,484)
Net increase in advances from FHLB	—	505,000
Payments to tax authorities for stock-based compensation	(1,260)	(1,926)
Proceeds from exercise of employee stock options	—	534
Dividends paid	(10,899)	(10,837)
Net cash provided by financing activities	304,560	404,287
Net increase in cash and cash equivalents	111,706	372,318
Cash and cash equivalents at beginning of period	629,063	436,077
Cash and cash equivalents at end of period	$740,769	$808,395
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

1. Operations and Summary of Significant Accounting Policies
Organization and Nature of Business
In this report, the words “Veritex,” “the Company,” “we,” “us,” and “our” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank. The word “Holdco” refers to Veritex Holdings, Inc. The word “the Bank” refers to Veritex Community Bank.
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches located in the Dallas-Fort Worth metroplex and 11 branches in the Houston metropolitan area. As of this filing, one branch in the Dallas-Fort Worth metroplex was opened after first quarter end 2024. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the SEC. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2024.

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

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$24,156	$38,411
Denominator:
Weighted average shares outstanding for basic EPS	54,444	54,149
Dilutive effect of employee stock-based awards	398	457
Adjusted weighted average shares outstanding	54,842	54,606
EPS:
Basic	$0.44	$0.71
Diluted	$0.44	$0.70
Antidilutive shares	1,127	834
For the three months ended March 31, 2024, there were 1,127 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 514 relating to RSUs and 613 relating to stock options.

For the three months ended March 31, 2023, there were 834 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 440 related to RSUs and 214 related to stock options.

Cost Method Accounting

The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Recent Accounting Pronouncements

ASU 2024-01, “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on our financial statements.

ASU 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$98,354	$54,189
Cash paid for income taxes	—	—

3. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,792 and $9,897 at March 31, 2024 and December 31, 2023, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three months ended March 31, 2024 or 2023. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
	2024	2023
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(105)	$126
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair value and measured at aggregate cost of $38,194 and $11,624 as of March 31, 2024 and December 31, 2023, respectively.
Securities Purchased Under Agreements to Resell
We held no securities purchased under agreements to resell and we recognized no interest income on securities purchased under agreements to resell during the three months ended March 31, 2024 or 2023. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$262,526	$1,198	$26,431	$—	$237,293
Municipal securities	14,272	—	3,357	—	10,915
MBS	199,632	3,361	14,686	—	188,307
CMO	574,622	3,520	47,263	—	530,879
Asset-backed securities	122,078	732	2,549	—	120,261
Collateralized loan obligations	78,672	14	73	—	78,613
	$1,251,802	$8,825	$94,359	$—	$1,166,268

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$33,154	$—	$6,719	$—	$26,435
CMO	33,586	—	4,927	—	28,659
Municipal securities	111,922	7	11,282	—	100,647
	$178,662	$7	$22,928	$—	$155,741

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
MBS	194,486	4,430	13,465	—	185,451
CMO	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
	$1,161,178	$11,251	$95,790	$—	$1,076,639

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$33,716	$—	$6,037	$—	$27,679
CMO	34,483	—	4,567	—	29,916
Municipal securities	112,204	86	9,864	—	102,426
	$180,403	$86	$20,468	$—	$160,021
MBS are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All MBS included in the table above were issued by U.S. government agencies or corporations.
The Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM was recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,925 and $3,122 at March 31, 2024 and December 31, 2023, respectively.

The following tables disclose the Company’s debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	March 31, 2024
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$53,376	$5,297	$164,604	$21,134	$217,980	$26,431
Municipal securities	10,915	3,357	—	—	10,915	3,357
MBS	—	—	87,805	14,686	87,805	14,686
CMO	61,680	1,066	339,830	46,197	401,510	47,263
Asset-backed securities	64,037	1,999	6,250	550	70,287	2,549
Collateralized loan obligations	—	—	33,177	73	33,177	73
	$190,008	$11,719	$631,666	$82,640	$821,674	$94,359

HTM
MBS	$—	$—	$26,435	$6,719	$26,435	$6,719
CMO	—	—	28,659	4,927	28,659	4,927
Municipal securities	100,109	11,275	—	—	100,109	11,275
	$100,109	$11,275	$55,094	$11,646	$155,203	$22,921

	December 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$34,989	$5,970	$162,148	$23,596	$197,137	$29,566
Municipal securities	6,792	45	22,052	3,213	28,844	3,258
MBS	—	—	104,486	13,465	104,486	13,465
CMO	—	—	419,044	46,999	419,044	46,999
Asset-backed securities	9,011	1,559	8,847	571	17,858	2,130
Collateralized loan obligations	—	—	63,878	372	63,878	372
	$50,792	$7,574	$780,455	$88,216	$831,247	$95,790

HTM
MBS	$—	$—	$27,679	$6,037	$27,679	$6,037
CMO	—	—	29,916	4,567	29,916	4,567
Municipal securities	7,845	270	79,713	9,594	87,558	9,864
	$7,845	$270	$137,308	$20,198	$145,153	$20,468

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
The number of AFS debt securities in an unrealized loss position totaled 133 and 142 at March 31, 2024 and December 31, 2023, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the ACL for AFS debt securities:

	Three Months ended March 31,
	2024	2023
ACL:
Beginning balance	$—	$—
Credit loss expense	—	885
ACL ending balance	$—	$885

    The amortized costs and estimated fair values of AFS and HTM debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, CMOs, asset-backed securities, and collateralized loan obligations typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of MBS, CMOs, asset-backed securities, and collateralized loan obligations thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	March 31, 2024
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,010	$1,977	$3,977	$3,963
Due from one year to five years	45,060	45,423	447	443
Due from five years to ten years	199,462	177,121	20,060	19,570
Due after ten years	30,266	23,687	87,438	76,671
	276,798	248,208	111,922	100,647
MBS and CMO	774,254	719,186	66,740	55,094
Asset-backed securities	122,078	120,261	—	—
Collateralized loan obligations	78,672	78,613	—	—
	$1,251,802	$1,166,268	$178,662	$155,741

	December 31, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,018	$1,906	$—	$—
Due from one year to five years	46,645	46,682	4,445	4,448
Due from five years to ten years	188,526	163,397	12,806	12,628
Due after ten years	54,094	47,616	94,953	85,350
	291,283	259,601	112,204	102,426
MBS and CMO	757,907	706,507	68,199	57,595
Asset-backed securities	47,738	46,653	—	—
Collateralized loan obligations	64,250	63,878	—	—
	$1,161,178	$1,076,639	$180,403	$160,021

Proceeds from sales of debt securities AFS and gross gains and losses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$113,794	$109,793
Gross realized losses	6,304	5,321
As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of March 31, 2024 and December 31, 2023.

4. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	March 31, 2024	December 31, 2023
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,568,257	$1,734,254
Farmland	30,979	31,114
1 - 4 family residential	969,401	937,119
Multi-family residential	751,607	605,817
OOCRE	788,376	794,088
NOOCRE	2,352,993	2,350,725
Commercial	2,785,987	2,752,063
MW	449,531	377,796
Consumer	8,882	10,149
	$9,706,013	$9,593,125

Deferred loan fees, net	(6,931)	(8,785)
ACL	(112,032)	(109,816)
Total LHI, net	$9,587,050	$9,474,524
Included in the total LHI, net, as of March 31, 2024 and December 31, 2023 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $5,084 and $5,334, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2024 and December 31, 2023 is a discount on retained loans from sale of originated SBA and USDA loans of $8,512 and $7,629, respectively.
During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $160,695 as of March 31, 2024. The remaining net purchase discount of $3,005 and $3,231 related to these 1-4 family residential loans purchased is included in the total LHI, net, as of March 31, 2024 and December 31, 2023, respectively. No additional pooled residential real estate loans have been repurchased since 2022.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended March 31, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
Credit loss expense non-PCD loans	(1,251)	6	1,978	1,457	47	11,653	(2,136)	144	42	11,940
Credit (benefit) loss expense PCD loans	—	—	(2)	—	(377)	(3,952)	(109)	—	—	(4,440)
Charge-offs	—	—	—	—	(120)	(4,293)	(946)	—	(71)	(5,430)
Recoveries	—	—	1	—	—	—	96	—	49	146
Ending Balance	$19,781	$107	$11,516	$6,339	$9,802	$31,137	$32,791	$404	$155	$112,032

	Three Months Ended March 31, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$112	$91,052
Credit loss (benefit) expense non-PCD loans	4,240	41	12	877	238	(499)	2,995	363	8,267
Credit (benefit) loss expense PCD loans	(46)	—	(5)	—	(16)	33	267	—	233
Charge-offs	—	—	—	—	(116)	—	(1,051)	(62)	(1,229)
Recoveries	—	—	1	—	—	—	364	6	371
Ending Balance	$17,314	$168	$9,541	$3,484	$8,813	$26,238	$32,717	$419	$98,694
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

	March 31, 2024		December 31, 2023
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation

Construction and land	$159	$7	$—	$—
1 - 4 family residential	530	44	—	—
OOCRE	9,357	—	3,059	47
NOOCRE	9,344	—	21,169	—
Commercial	18,379	2,906	20,711	3,339
Total	$37,769	$2,957	$44,939	$3,386
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
Nonaccrual loans aggregated by class of loans, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Construction and land	$6,737	$6,619	$6,793	$6,793
1 - 4 family residential	3,263	3,058	1,965	1,965
OOCRE	15,126	15,126	9,719	9,493
NOOCRE	22,366	11,866	33,479	33,479
Commercial	37,627	10,086	40,868	10,610
Consumer	21	21	24	24
Total	$85,140	$46,776	$92,848	$62,364
    There were $9,419 and $13,715 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at March 31, 2024 and December 31, 2023, respectively.
    During the three months ended March 31, 2024 and 2023, interest income not recognized on nonaccrual loans was $781 and 772, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of March 31, 2024 and December 31, 2023, is as follows:

	March 31, 2024
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$13,150	$59	$6,678	$19,887	$1,548,370	$1,568,257	$—
Farmland	—	—	—	—	30,979	30,979	—
1 - 4 family residential	2,352	459	2,159	4,970	964,431	969,401	—
Multi-family residential	—	—	—	—	751,607	751,607	—
OOCRE	1,826	—	15,346	17,172	771,204	788,376	220
NOOCRE	10,605	2,847	12,658	26,110	2,326,883	2,352,993	—
Commercial	427	3,075	9,963	13,465	2,772,522	2,785,987	—
MW	—	—	—	—	449,531	449,531	—
Consumer	11	—	—	11	8,871	8,882	—
Total	$28,371	$6,440	$46,804	$81,615	$9,624,398	$9,706,013	$220

	December 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$29,379	$—	$6,793	$36,172	$1,698,082	$1,734,254	$—
Farmland	—	—	—	—	31,114	31,114	—
1 - 4 family residential	4,359	2,535	3,691	10,585	926,534	937,119	1,726
Multi-family residential	15,095	—	—	15,095	590,722	605,817	—
OOCRE	916	114	10,185	11,215	782,873	794,088	466
NOOCRE	3,182	642	20,547	24,371	2,326,354	2,350,725	783
Commercial	3,485	1,394	9,122	14,001	2,738,062	2,752,063	—
MW	—	—	—	—	377,796	377,796	—
Consumer	76	—	—	76	10,073	10,149	—
Total	$56,492	$4,685	$50,338	$111,515	$9,481,610	$9,593,125	$2,975

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
Modifications to Borrowers Experiencing Financial Difficulty
The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.
An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL (due to the measurement methodologies used to estimate the allowance), a change to the ACL is generally not recorded upon modification.
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2024:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Interest Rate Reduction		Financial Impact
	Amortized Cost Basis	% of Loan Class
NOOCRE	$28,441	1.2%	Interest rate reduced longer than 3 months

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
Construction and land	$2,000	0.1%	Principal and interest payments deferred longer than three months

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$45,762	1.9%	Principal payments deferred and interest rate reduced longer than three months
Commercial	6,336	0.2%	Principal payments deferred and interest rate reduced longer than three months
	$52,098
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$—	$2,000	$—	$—
NOOCRE	84,190	9,343	—	—
Commercial	27,764	—	—	2,108
Total	$111,954	$11,343	$—	$2,108
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of March 31, 2024 or December 31, 2023.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2024
Construction and land:
Pass	$32,907	$100,050	$788,951	$372,550	$34,954	$6,324	$205,423	$—	$1,541,159
Special mention	—	12,112	2,000	4,968	—	—	1,281	—	20,361
Substandard	—	—	6,706	—	31	—	—	—	6,737
Total construction and land	$32,907	$112,162	$797,657	$377,518	$34,985	$6,324	$206,704	$—	$1,568,257
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$132	$2,517	$4,372	$—	$17,863	$4,927	$1,168	$—	$30,979
Total farmland	$132	$2,517	$4,372	$—	$17,863	$4,927	$1,168	$—	$30,979
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$18,518	$77,907	$139,311	$209,626	$82,714	$288,540	$114,455	$17,236	$948,307
Special mention	—	3,722	—	—	—	1,227	—	—	4,949
Substandard	—	—	861	852	50	12,739	529	—	15,031
PCD	—	—	—	—	—	1,114	—	—	1,114
Total 1 - 4 family residential	$18,518	$81,629	$140,172	$210,478	$82,764	$303,620	$114,984	$17,236	$969,401
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$—	$11,788	$104,244	$338,897	$264,985	$21,038	$10,655	$—	$751,607
Total multi-family residential	$—	$11,788	$104,244	$338,897	$264,985	$21,038	$10,655	$—	$751,607
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$14,365	$141,955	$176,643	$100,173	$89,496	$201,542	$4,623	$—	$728,797
Special mention	—	5,446	468	4,030	1,405	15,926	210	—	27,485
Substandard	—	—	9,357	2,963	2,945	6,261	—	—	21,526
PCD	—	—	—	—	—	10,568	—	—	10,568
Total OOCRE	$14,365	$147,401	$186,468	$107,166	$93,846	$234,297	$4,833	$—	$788,376
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$17,713	$50,026	$667,589	$546,455	$239,974	$497,749	$33,047	$571	$2,053,124
Special mention	—	—	57,088	27,217	28,614	135,930	—	—	248,849
Substandard	—	—	3,858	3,241	303	33,834	—	—	41,236
PCD	—	—	—	—	—	9,784	—	—	9,784
Total NOOCRE	$17,713	$50,026	$728,535	$576,913	$268,891	$677,297	$33,047	$571	$2,352,993

NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$4,293	$—	$—	$4,293

Commercial:
Pass	$80,714	$271,814	$336,946	$74,917	$39,435	$83,231	$1,772,806	$1,151	$2,661,014
Special mention	—	2,544	13,057	12,221	75	6,008	14,184	25	48,114
Substandard	—	695	16,431	9,990	1,009	15,593	32,721	—	76,439
PCD	—	—	—	—	—	420	—	—	420
Total commercial	$80,714	$275,053	$366,434	$97,128	$40,519	$105,252	$1,819,711	$1,176	$2,785,987
Commercial gross charge-offs	$—	$—	$43	$—	$—	$903	$—	$—	$946

MW:
Pass	$144	$1,592	$—	$—	$—	$—	$447,795	$—	$449,531
Total MW	$144	$1,592	$—	$—	$—	$—	$447,795	$—	$449,531
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$604	$3,141	$866	$251	$552	$1,678	$1,628	$—	$8,720
Special mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	2	—	—	67	—	—	69
PCD	—	—	—	—	—	11	—	—	11
Total consumer	$604	$3,141	$868	$251	$552	$1,838	$1,628	$—	$8,882
Consumer gross charge-offs	$—	$—	$—	$—	$—	$71	$—	$—	$71

Total Pass	$165,097	$660,790	$2,218,922	$1,642,869	$769,973	$1,105,029	$2,591,600	$18,958	$9,173,238
Total Special Mention	—	23,824	72,613	48,436	30,094	159,173	15,675	25	349,840
Total Substandard	—	695	37,215	17,046	4,338	68,494	33,250	—	161,038
Total PCD	—	—	—	—	—	21,897	—	—	21,897
Total	$165,097	$685,309	$2,328,750	$1,708,351	$804,405	$1,354,593	$2,640,525	$18,983	$9,706,013
Current period gross charge-offs	$—	$—	$43	$—	$—	$5,387	$—	$—	$5,430
1 Term loans amortized cost basis by origination year excludes $6,931 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$116,333	$740,244	$538,946	$109,017	$3,089	$3,661	$181,940	$—	$1,693,230
Special mention	593	13,782	4,980	3,439	—	8,760	2,677	—	34,231
Substandard	—	6,547	—	246	—	—	—	—	6,793
Total construction and land	$116,926	$760,573	$543,926	$112,702	$3,089	$12,421	$184,617	$—	$1,734,254
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Total farmland	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$73,289	$140,824	$193,914	$79,767	$38,589	$270,193	$114,275	$17,255	$928,106
Special mention	3,732	531	—	—	—	238	—	—	4,501
Substandard	—	144	902	—	106	1,701	529	—	3,382
PCD	—	—	—	—	—	1,130	—	—	1,130

Total 1 - 4 family residential	$77,021	$141,499	$194,816	$79,767	$38,695	$273,262	$114,804	$17,255	$937,119
1-4 Family gross charge-offs	$—	$—	$—	$—	$21	$—	$—	$—	$21

Multi-family residential:
Pass	$9,441	$82,040	$257,714	$196,575	$8,054	$14,570	$10,627	$—	$579,021
Special mention	—	—	—	—	—	11,701	—	—	11,701
Substandard	—	—	—	—	—	15,095	—	—	15,095
Total multi-family residential	$9,441	$82,040	$257,714	$196,575	$8,054	$41,366	$10,627	$—	$605,817
Multifamily gross charge-offs	$—	$—	$—	$—	$192	$—	$—	$—	$192

OOCRE:
Pass	$129,463	$178,777	$113,207	$90,219	$39,876	$166,270	$4,618	$—	$722,430
Special mention	5,481	—	2,479	1,019	1,961	14,775	210	—	25,925
Substandard	—	9,357	2,131	3,644	736	11,695	—	—	27,563
PCD	—	—	—	—	—	18,170	—	—	18,170
Total OOCRE	$134,944	$188,134	$117,817	$94,882	$42,573	$210,910	$4,828	$—	$794,088
OOCRE gross charge-offs	$—	$—	$—	$369	$5	$481	$—	$—	$855

NOOCRE:
Pass	$33,525	$724,110	$500,354	$247,385	$148,046	$381,559	$30,524	$577	$2,066,080
Special mention	—	5,950	25,985	26,175	68,616	55,805	—	—	182,531
Substandard	—	3,858	2,774	364	2,620	78,414	—	—	88,030
PCD	—	—	—	—	—	14,084	—	—	14,084
Total NOOCRE	$33,525	$733,918	$529,113	$273,924	$219,282	$529,862	$30,524	$577	$2,350,725
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$13,649	$—	$—	$13,649

Commercial:
Pass	$314,939	$384,713	$86,757	$38,554	$43,535	$45,812	$1,725,663	$1,044	$2,641,017
Special mention	4,584	13,583	12,794	541	—	10,144	9,392	35	51,073
Substandard	640	16,974	3,978	545	3,767	15,843	15,244	74	57,065
PCD	—	—	—	—	—	2,908	—	—	2,908
Total commercial	$320,163	$415,270	$103,529	$39,640	$47,302	$74,707	$1,750,299	$1,153	$2,752,063
Commercial gross charge-offs	$—	$2,158	$—	$2,572	$1,083	$4,600	$—	$—	$10,413

MW:
Pass	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
Total MW	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,552	$1,045	$276	$604	$89	$1,678	$1,728	$—	$9,972
Special mention	—	—	—	—	—	85	—	—	85
Substandard	—	—	4	—	12	63	—	—	79
PCD	—	—	—	—	—	13	—	—	13
Total consumer	$4,552	$1,045	$280	$604	$101	$1,839	$1,728	$—	$10,149
Consumer gross charge-offs	$—	$29	$2	$—	$—	$205	$—	$—	$236

Total Pass	$685,978	$2,256,151	$1,691,168	$780,120	$281,293	$888,687	$2,446,493	$18,876	$9,048,766
Total Special Mention	14,390	33,846	46,238	31,174	70,577	101,508	12,279	35	310,047

Total Substandard	640	36,880	9,789	4,799	7,241	122,811	15,773	74	198,007
Total PCD	—	—	—	—	—	36,305	—	—	36,305
Total	$701,008	$2,326,877	$1,747,195	$816,093	$359,111	$1,149,311	$2,474,545	$18,985	$9,593,125
Current year gross charge-offs	$—	$2,187	$2	$2,941	$1,301	$18,935	$—	$—	$25,366
1 Term loans amortized cost basis by origination year excludes $8,785 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $586,583 and $571,611 as of March 31, 2024 and 2023, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$13,258	$14,880
Increase from loan sales	635	959
Servicing asset impairment, net recoveries	222	424
Amortization charged as a reduction to income	(1,493)	(1,015)
Balance at end of period	$12,622	$15,248
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2024 and 2023 there was a valuation allowance of $1,310 and $2,027, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at March 31, 2024 and December 31, 2023.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended March 31,
	2024	2023
SBA LHI principal sold	$13,233	$6,340
Gain on sale of SBA LHI	1,176	148
USDA LHI principal sold	—	44,002
Gain on sale of USDA LHI	—	6,984
LHFS
The following table reflects LHFS.

	March 31, 2024	December 31, 2023
SBA/USDA construction and land	$41,456	$41,492
1 - 4 family residential	772	788
SBA OOCRE	3,976	16,758
NOOCRE	10,500	10,500
SBA commercial	8,058	9,534
Total LHFS	$64,762	$79,072

5. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,166,268	$—	$1,166,268
Equity securities with a readily determinable fair value	9,792	—	—	9,792
LHFS(1)	—	53,490	—	53,490
Interest rate swap designated as hedging instruments	—	14,370	—	14,370
Correspondent interest rate swaps not designated as hedging instruments	—	36,357	—	36,357
Customer interest rate swaps not designated as hedging instruments	—	941	—	941
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,367	—	1,367
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$50,431	$—	$50,431
Correspondent interest rate swaps not designated as hedging instruments	—	1,068	—	1,068
Customer interest rate swaps not designated as hedging instruments	—	35,755	—	35,755
Customer interest rate caps and collars not designated as hedging instruments	—	1,367	—	1,367
1Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,076,639	$—	$1,076,639
Equity securities with a readily determinable fair value	9,897	—	—	9,897
LHFS(1)	—	67,784	—	67,784
Interest rate swap designated as hedging instruments	—	18,814	—	18,814
Correspondent interest rate swaps not designated as hedging instruments	—	28,007	—	28,007
Customer interest rate swaps not designated as hedging instruments	—	2,118	—	2,118
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$47,121	$—	$47,121
Correspondent interest rate swaps not designated as hedging instruments	—	2,322	—	2,322
Customer interest rate swaps not designated as hedging instruments	—	27,288	—	27,288
Customer interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2024 and December 31, 2023.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2024
Assets:
Collateral dependent loans with an ACL	$—	$—	$13,160	$13,160
Servicing assets with a valuation allowance	—	—	4,728	4,728
OREO	—	—	18,445	18,445
As of December 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,274	$14,274
Servicing assets with a valuation allowance	—	—	6,682	6,682
At March 31, 2024, collateral dependent loans with an allowance had a recorded investment of $16,117, with $2,957 specific ACL allocated. At December 31, 2023, collateral dependent loans with an allowance had a carrying value of $17,660, with $3,386 of specific ACL allocated.
At March 31, 2024, servicing assets of $6,038 had a valuation allowance totaling $1,310. At December 31, 2023, servicing assets of $8,214 had a valuation allowance totaling $1,532.
OREO primarily consists of five properties recorded with a fair value of approximately $18,445 at March 31, 2024. There were no OREO properties recorded as of December 31, 2023.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2024 or December 31, 2023.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of March 31, 2024 and December 31, 2023 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$740,769	$—	$740,769	$—
HTM debt securities	178,662	—	155,741	—
LHFS(1)	11,272	—	11,272	—
LHI(2)	9,573,890	—	—	9,409,404
Accrued interest receivable	51,476	—	51,476	—
BOLI	85,359	—	85,359	—
Servicing asset	7,894	—	7,894	—
Equity securities without a readily determinable fair value	38,194	N/A	N/A	N/A
FHLB and FRB stock	54,094	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,349,211	$—	$2,349,211	$—
Interest-bearing deposits	8,304,609	—	8,147,449	—
Advances from FHLB	100,000	—	100,056	—
Accrued interest payable	33,200	—	33,200	—
Subordinated debentures and subordinated notes	230,034	—	230,034	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$629,063	$—	$629,063	$—
HTM debt securities	180,403	—	160,021	—
LHFS(1)	11,288	—	11,288	—
LHI(2)	9,577,180	—	—	9,322,744
Accrued interest receivable	53,313	—	53,313	—
BOLI	84,833	—	84,833	—
Servicing asset	6,576	—	6,576	—
Equity securities without a readily determinable fair value	11,624	N/A	N/A	N/A
FHLB and FRB stock	53,699	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,218,036	$—	$2,218,036	$—
Interest-bearing deposits	8,120,159	—	8,096,209	—
Advances from FHLB	100,000	—	100,051	—
Accrued interest payable	41,948	—	41,948	—
Subordinated debentures and subordinated notes	229,783	—	229,783	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2024 and December 31, 2023 are as shown in the table below.

	March 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$11,047	$—	$250,000	$12,208	$—
Interest rate swaps on fixed rate advances/brokered CDs	200,000	—	1,286	200,000	—	4,296
Interest rate swaps on customer loan interest payments	375,000	—	45,237	375,000	—	40,055
Interest rate collars on customer loan interest payments	450,000	1,151	3,908	450,000	2,304	2,770
Interest rate floor on customer loan interest payments	200,000	2,172	—	200,000	4,302	—
Total derivatives designated as hedging instruments	$1,475,000	$14,370	$50,431	$1,475,000	$18,814	$47,121

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$907,171	$36,357	$1,068	$893,702	$28,007	$2,322
Interest rate caps and corridors	319,974	1,367	—	285,370	1,344	—
Commercial customer counterparty:
Interest rate swaps	907,171	941	35,755	893,702	2,118	27,288
Interest rate caps and corridors	319,974	—	1,367	285,370	—	1,344
Total derivatives not designated as hedging instruments	$2,454,290	$38,665	$38,190	$2,358,144	$31,469	$30,954
Offsetting derivative assets/liabilities	—	(33,531)	(33,531)	—	(29,463)	(29,463)
Total derivatives	$3,929,290	$19,504	$55,090	$3,833,144	$20,820	$48,612

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three months ended March 31, 2024 and 2023 were as follows.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,094)	$1,094	Interest Expense	$(1,082)	$1,082	Interest Expense
Interest rate swap on money market deposit account payments	1,849	3,439	Interest Expense	(3,977)	2,568	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(9,250)	(5,369)	Interest Income	12,136	(3,807)	Interest Income
Total	$(8,495)	$(836)		$7,077	$(157)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$449			$212
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
The following is a summary of the interest rate swaps, caps and collars outstanding as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$907,171	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.9 years	$(34,815)
Interest rate caps and corridors	$319,974	3.50% - 7.50%	SOFR CME 1 month + 0.0% - 3% SOFR + 0.0%	Wtd. Avg. 0.5 years	$(1,367)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$907,171	2.41% - 7.37%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.9 years	$35,288
Interest rate caps and corridors	$319,974	3.50% - 7.50%	SOFR CME 1 month + 0.0% - 3.0% SOFR + 0.0%	Wtd. Avg. 0.5 years	$1,367

	December 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$(25,170)
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month 0.0% + 3.0% SOFR + 0.0%	Wtd. Avg. 0.8 years	$(1,344)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$25,685
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 3% SOFR + 0.0%	Wtd. Avg. 0.8 years	$1,344

7. OBS Loan Commitments
The Company is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, MW commitments and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Commitments to extend credit	$2,834,310	$3,083,501
MW commitments	794,470	803,704
Standby and commercial letters of credit	113,405	111,590
Total	$3,742,185	$3,998,795
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
Beginning balance for ACL on unfunded commitments	$8,045	$10,086
(Benefit) provision for credit losses on unfunded commitments	(1,541)	1,497
Ending balance of ACL on unfunded commitments	$6,504	$11,583

8. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three months ended March 31, 2024 and 2023.
A summary of option activity under the 2010 Incentive Plan for the three months ended March 31, 2024 and 2023, and changes during the periods then ended, is presented below:

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,000	$10.43	1.07 years
Exercised	(1,000)	10.43
Outstanding and exercisable at March 31, 2023	—	$—	—	$—
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the three months ended March 31, 2024 and 2023 is presented below:

	Fair Value of Options Exercised as of March 31,
	2024	2023
Nonperformance-based stock options exercised	$—	$16
2022 Equity Plan, Veritex (Green) 2014 Plan and Green 2010 Plan
Grants of RSU
    During the three months ending March 31, 2024, the Company granted non-performance-based RSUs and PSUs under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the three months ending March 31, 2024 have an annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2024 are subject to a service, performance and market conditions. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2024 to January 31, 2027, the performance conditions performance period is from January 1, 2024 to December 31, 2026 and the market condition performance period is from February 1, 2024 to January 31, 2027. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended March 31,
	2024	2023
2022 Equity Plan	$2,459	$2,465
Veritex (Green) 2014 Plan	430	422

2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of March 31, 2024 and 2023, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(3,951)	21.38
Outstanding at March 31, 2023	648,073	$24.48	5.24 years
Options exercisable at March 31, 2023	610,073	$24.74	5.13 years

Outstanding at January 1, 2024	602,573	$24.40
Outstanding at March 31, 2024	602,573	$24.40	4.59 years	$215,379
Options exercisable at March 31, 2024	602,573	$24.40	4.59 years	$215,379

There was no unrecognized compensation expense related to options awarded under the 2022 Equity Plan as of March 31, 2024 and December 31, 2023. As of March 31, 2023, there $122 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of March 31, 2024 and 2023, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	955,104	$28.38
Granted	224,165	27.90
Vested into shares	(162,952)	30.23
Forfeited	(16,394)	31.77
Outstanding at March 31, 2023	999,923	$27.87

Outstanding at January 1, 2024	948,513	$27.52
Granted	190,018	21.94
Vested into shares	(159,113)	29.87
Forfeited	(4,700)	30.73
Outstanding at March 31, 2024	974,718	$26.03

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of March 31, 2024 and 2023, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Outstanding at March 31, 2023	129,768	$30.28

Outstanding at January 1, 2024	129,786	$30.28
Granted	113,144	18.84
Vested into shares	(56,729)	25.94
Outstanding at March 31, 2024	186,201	$25.01
As of March 31, 2024, December 31, 2023 and March 31, 2023, there was $18,421, $14,692 and $15,278 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at March 31, 2024 is expected to be recognized over the remaining weighted average requisite service period of 2.60 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the three months ended March 31, 2024 and 2023 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2024	2023
Non-performance-based stock options exercised	$—	$31
RSUs vested	3,057	3,044
PSUs vested	1,133	1,070

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2024 and 2023, and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(505)	21.38
Exercised	(13,266)	21.38
Outstanding at March 31, 2023	141,441	$21.86	4.87 years
Options exercisable at March 31, 2023	141,441	$21.86	4.87 years

Outstanding at January 1, 2024	124,499	$22.00
Outstanding at March 31, 2024	124,499	$22.00	3.46 years	$391,054
Options exercisable at March 31, 2024	124,499	$22.00	3.46 years	$391,054
Weighted average fair value of options granted during the period		$—
As of March 31, 2024, December 31, 2023 and March 31, 2023 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of March 31, 2024 and 2023 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at March 31, 2023	64,719	$18.26

Outstanding at January 1, 2024	64,719	$18.26
Vested into shares	(3,308)	32.20
Outstanding at March 31, 2024	61,411	$17.51

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of March 31, 2024 and 2023 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at March 31, 2023	10,642	$31.93

Outstanding at January 1, 2024	10,642	$31.93
Granted	1,246	18.84
Vested into shares	(7,477)	25.94
Outstanding at March 31, 2024	4,411	$40.38
As of March 31, 2024, December 31, 2023 and March 31, 2023, there was $1,383, $1,781, and $3,260, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 1.12 years.

    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2024 and 2023 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2024	2023
Non-performance-based stock options exercised	$—	$18
RSUs vested	326	1,990
PSU vested	149	227
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of March 31, 2024 and 2023, and changes during the three months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	43,162	$13.11
Exercised	(29,630)	13.22
Outstanding at March 31, 2023	13,532	$12.86	3.94 years

Outstanding at January 1, 2024	10,784	$12.65
Outstanding at March 31, 2024	10,784	$12.65	3.82 years	$85
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the three months ended March 31, 2024 and 2023 presented below:

	Fair Value of Options Exercised as of March 31,
	2024	2023
Nonperformance-based stock options exercised	$—	$365
9. Income Taxes
    Income tax expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Income tax expense for the period	$7,237	$11,012
Effective tax rate	23.1%	22.3%
For the three months ended March 31, 2024, the Company had an effective tax rate of 23.1%. The Company had a net discrete tax expense of $384 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended March 31, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 21.8% for the three months ended March 31, 2024.
At December 31, 2023, we determined it was more likely than not that a portion of our deferred tax assets would not be realized in their entirety. Thus, the Company recorded a $4,249 valuation allowance in continuing operations relating to the impairment on our investment in Thrive as of March 31, 2024. The deferred tax asset is not realizable due to the capital loss that will not be recognized. The position was upheld as of March 31, 2024. There was no valuation allowance in the comparable period in 2023.
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
The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements triggers certain mandatory actions and may lead to additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain OBS items as calculated under regulatory accounting practices. The Bank’s capital amounts and PCA classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings of assets, and other factors. In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

As a result of our no longer using the CBLR framework, we are subject to various quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization that does not operate under the CBLR framework to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and CET1 capital to RWA, and of Tier 1 capital to average assets. The capital rules implementing Basel III also include a “capital conservation buffer” of 2.5% on top of each of the minimum RBC ratios, and a banking organization with any RBC ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Additionally, to be categorized as “well capitalized,” a bank that does not operate under the CBLR framework is required to maintain minimum total risk-based CET1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of March 31, 2024 and December 31, 2023, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since March 31, 2024 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total capital (to RWA)
Company	$1,520,656	13.33%	$912,622	8.0%	n/a	n/a
Bank	1,475,046	12.98	909,119	8.0	$1,136,399	10.0
Tier 1 capital (to RWA)
Company	1,212,512	10.63	684,391	6.0	n/a	n/a
Bank	1,365,973	12.02	681,850	6.0	909,133	8.0
CET1 (to RWA)
Company	1,182,567	10.37	513,168	4.5	n/a	n/a
Bank	1,365,973	12.02	511,388	4.5	738,671	6.5
Tier 1 capital (to average assets)
Company	1,212,512	10.12	479,254	4.0	n/a	n/a
Bank	1,365,973	11.41	478,869	4.0	598,586	5.0
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%	$910,897	8.0%	n/a	n/a
Bank	1,467,960	12.90	910,363	8.0	$1,137,953	10.0%
Tier 1 capital (to RWA)
Company	1,202,252	10.56	683,098	6.0	n/a	n/a
Bank	1,368,384	12.03	682,486	6.0	909,981	8.0
CET1 (to RWA)
Company	1,172,362	10.29	512,695	4.5	n/a	n/a
Bank	1,368,384	12.03	511,864	4.5	739,360	6.5
Tier 1 capital (to average assets)
Company	1,202,252	10.03	479,462	4.0	n/a	n/a
Bank	1,368,384	11.43	478,875	4.0	598,593	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $27,500 were paid by the Bank to the Holdco during the three months ending March 31, 2024. There were no dividends paid by the Bank to the Holdco during the three months ended March 31, 2023.

Dividends of $10,899, or $0.20 per issued and outstanding share of the the Company’s common stock and $10,837, or $0.20, per outstanding share of the Company’s common stock were paid by the Company during the three months ended March 31, 2024 and 2023, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.98% as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex,” the “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

General

    Net income for the three months ended March 31, 2024 was $24.2 million, a decrease of $14.2 million, or 37.1%, from net income of $38.4 million for the three months ended March 31, 2023.
    Basic EPS for the three months ended March 31, 2024 was $0.44, a decrease of $0.27 from $0.71 for the three months ended March 31, 2023. Diluted EPS for the three months ended March 31, 2024 was $0.44, a decrease of $0.26 from $0.70 for the three months ended March 31, 2023.
Net Interest Income

For the three months ended March 31, 2024, net interest income before provisions for credit losses totaled $92.8 million and net interest margin and net interest spread were 3.24% and 1.97%, respectively. For the three months ended March 31, 2023, net interest income before provision for credit losses totaled $103.4 million and net interest margin and net interest spread were 3.69% and 2.74%, respectively. Net interest margin decreased 45 bps from the three months ended March 31, 2023, primarily due to an increase in the average rate paid on interest-bearing liabilities, offset by an increase in the average yields earned on interest-earning assets. The decrease in net interest income of $10.6 million was primarily attributable to an increase of $19.5 million in interest expense on certificates and other time deposits and a $16.9 million increase in interest expense on transaction. The decrease was partially offset by a $11.0 million decrease in interest expense on advances from FHLB, an increase in interest income on loans of $10.2 million due to an increase in loan yields and higher average balances, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The $36.5 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits and borrowings. As a result, the average cost of interest-bearing deposits increased 137 bps to 4.43% for the three months ended March 31, 2024 from 3.06% for the three months ended March 31, 2023. The average costs of total deposits, including noninterest-bearing deposits, for the three months ended March 31, 2024 increased 118 basis points to 3.42% compared to 2.24% for the three months ended March 31, 2023.

For the three months ended March 31, 2024, interest expense totaled $91.8 million and the average rate paid on interest-bearing liabilities was 4.47%. For the three months ended March 31, 2023, interest expense totaled $66.2 million and the average rate paid on interest-bearing liabilities was 3.32%. The increase of $25.6 million in interest expense was primarily due increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by the impact of rising interest rates year over year.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2024 and March 31, 2023, interest income not recognized on non-accrual loans was $781 thousand and $772 thousand, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,283,815	$157,585	6.83%	$9,141,137	$146,801	6.51%
LHI, MW	279,557	4,357	6.27	360,172	4,906	5.52
Debt securities	1,294,994	13,695	4.25	1,252,457	10,988	3.56
Interest-bearing deposits in other banks	584,593	8,050	5.54	478,345	5,534	4.69
Equity securities and other investments	85,232	900	4.25	124,985	1,408	4.57
Total interest-earning assets	11,528,191	184,587	6.44	11,357,096	169,637	6.06
ACL	(112,229)			(92,664)
Noninterest-earning assets	920,080			949,881
Total assets	$12,336,042			$12,214,313

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,639,445	$46,784	4.06%	$4,150,995	$29,857	2.92%
Certificates and other time deposits	3,283,735	40,492	4.96	2,588,728	20,967	3.28
Advances from FHLB	100,989	1,391	5.54	1,122,683	12,358	4.46
Subordinated debentures and subordinated notes	229,881	3,114	5.45	231,251	3,066	5.38
Total interest-bearing liabilities	8,254,050	91,781	4.47	8,093,657	66,248	3.32

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,355,315			2,470,700
Other liabilities	192,809			173,380
Total liabilities	10,802,174			10,737,737
Stockholders’ equity	1,533,868			1,476,576
Total liabilities and stockholders’ equity	$12,336,042			$12,214,313

Net interest rate spread(2)			1.97%			2.74%
Net interest income		$92,806			$103,389
Net interest margin(3)			3.24%			3.69%
(1) Includes average outstanding balances of LHFS of $53,866 and $19,679 for the three months ended March 31, 2024 and March 31, 2023, respectively, and average balances of LHI, excluding MW.
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

	For the Three Months Ended
	March 31, 2024 vs March 31, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$2,310	$8,474	$10,784
LHI, MW	(1,106)	557	(549)
Debt securities	376	2,331	2,707
Interest-bearing deposits in other banks	1,239	1,277	2,516
Equity securities and other investments	(452)	(56)	(508)
Total increase in interest income	2,367	12,583	14,950
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	3,543	13,384	16,927
Certificates and other time deposits	5,676	13,849	19,525
Advances from FHLB	(11,340)	373	(10,967)
Subordinated debentures and subordinated notes	(18)	66	48
Total increase in interest expense	(2,139)	27,672	25,533
Increase in net interest income	$4,506	$(15,089)	$(10,583)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI” The provision for credit loan losses was $7.5 million for the three months ended March 31, 2024, compared to a $9.4 million provision for credit loan losses for the three months ended March 31, 2023, a decrease of $1.9 million. The decrease in the recorded provision for credit losses for the three months ended March 31, 2024 was primarily attributable to changes in the Texas economic forecast.

For the three months ended March 31, 2024, we also recorded a $1.5 million benefit for unfunded commitments compared to a $1.5 million provision for unfunded commitments for three months ended March 31, 2023. The change from a provision to a benefit for unfunded commitments was attributable to a decrease in unfunded commitment balances.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$4,896	$5,017	$(121)
Loan fees	2,510	2,064	446
Loss on sales of debt securities	(6,304)	(5,321)	(983)
Government guaranteed loan income, net	2,614	9,688	(7,074)
Equity method investment loss	—	(1,521)	1,521
Customer swap income	408	217	191
Other	2,538	3,387	(849)
Total noninterest income	$6,662	$13,531	$(6,869)

Noninterest income for the three months ended March 31, 2024 decreased $6.9 million, or 50.8%, to $6.7 million compared to noninterest income of $13.5 million for the three months ended March 31, 2023. The primary drivers of the decrease were as follows:
Loss on sales of debt securities. The increase in the loss on sale of debt securities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to a $6.3 million loss on sales of debt securities due to as a result of a strategic restructuring in which we sold $120.1 million of lower-yielding AFS debt securities, at amortized cost, with a 3.11% average yield compared to a $5.3 million loss on sales of debt securities due to the Company selling $116.2 million of debt securities in March 2023.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The decrease in government. guaranteed loan income, net, of $7.1 million during the three months ended March 31, 2024 was primarily due to a $5.7 million decrease in the gain on USDA loans and a decrease of $2.8 million in government guaranteed LHFS loan valuation, compared to the three months ended March 31, 2023. The decrease was partially offset by an increase of $1.4 million in the gain on SBA loans.
Equity method investment loss. Equity method investment loss is comprised of losses and gains primarily related to our Thrive Investment. The change in equity method investment loss is related to the Company divesting of our equity method investment in Thrive related to Thrive’s entry into a definitive agreement in December 2023 to be acquired by Lower, which acquisition closed in March of 2024. Our subsequent investment in Lower is accounted for under cost method accounting.
Other. Other includes other noninterest income from fees. Other noninterest income was $2.5 million for the three months ended March 31, 2024, an decrease of $849 thousand, or 25.1% as compared to the three months ended March 31, 2023. The decrease was primarily driven by a decrease in the valuation adjustment and amortization of our servicing asset of $681 thousand compared to the three months ended March 31, 2023.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$33,365	$31,865	$1,500
Occupancy and equipment	4,677	4,973	(296)
Professional and regulatory fees	6,053	4,389	1,664
Data processing and software expense	4,856	4,720	136
Marketing	1,546	1,779	(233)
Amortization of intangibles	2,438	2,495	(57)
Telephone and communications	261	478	(217)
Other	8,920	5,916	3,004
Total noninterest expense	$62,116	$56,615	$5,501

Noninterest expense for the three months ended March 31, 2024 increased $5.5 million, or 9.7%, to $62.1 million compared to noninterest expense of $56.6 million for the three months ended March 31, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $33.4 million for the three months ended March 31, 2024, an increase of $1.5 million, or 4.7%, compared to the three months ended March 31, 2023. The increase was primarily attributable to a $1.8 million increase in officer salaries, offset by an increase of $1.2 million in contra origination costs, a decrease of $1.0 million in bonuses and a decrease of $709 thousand in severance costs. The remaining changes were nominal amongst individual other noninterest expense accounts.

Professional and regulatory fees. The category includes legal, professional, audit, regulatory, and FDIC assessment fees. The increase of $1.7 million, or 37.9%, was primarily attributable to an increase of $963 thousand of FDIC assessment fees that increased when the Company crossed $10 billion in total assets and an increase of $536 thousand professional services.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $8.9 million for the three months ended March 31, 2024, compared to $5.9 million for the same period in 2023, an increase of $3.0 million, or 50.8%. This increase was primarily due to an increase of $2.7 million in earned credit rebates during the three months ended March 31, 2024 as compared to the same period in 2023. The remaining changes were nominal amongst individual other noninterest expense accounts

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The position was upheld as of March 31, 2024. As of March 31, 2023, the Company did not believe a valuation allowance was necessary.

For the three months ended March 31, 2024, income tax expense totaled $7.2 million, a decrease of $3.8 million, compared to an income tax expense of $11.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, we had an effective tax rate of 23.1% which includes a discrete tax expense of $384 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 21.8%. For the three months ended March 31, 2023, the Company had an effective tax rate of 22.3%.

Financial Condition

Our total assets increased $314.1 million, or 2.5%, from $12.39 billion as of December 31, 2023 to $12.71 billion as of March 31, 2024. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of March 31, 2024, total LHI, excluding ACL, was $9.71 billion, an increase of $112.9 million, or 1.2%, compared to $9.59 billion as of December 31, 2023. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $64.8 million and $79.1 million in loans were classified as LHFS as of March 31, 2024 and December 31, 2023, respectively.

Total LHI as a percentage of deposits were 91.1% and 92.8% as of March 31, 2024 and December 31, 2023, respectively. Total LHI, excluding MW loans, as a percentage of deposits were 86.9% and 89.1% as of March 31, 2024 and December 31, 2023, respectively. Total LHI as a percentage of assets were 76.4% and 77.4% as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2024		2023		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,785,987	28.8%	$2,752,063	28.7%	$33,924	1.2%
MW	449,531	4.6	377,796	3.9	71,735	19.0
Real estate:
OOCRE	788,376	8.1	794,088	8.3	(5,712)	(0.7)
NOOCRE	2,352,993	24.2	2,350,725	24.5	2,268	0.1
Construction and land	1,568,257	16.2	1,734,254	18.1	(165,997)	(9.6)
Farmland	30,979	0.3	31,114	0.3	(135)	(0.4)
1-4 family residential	969,401	10.0	937,119	9.8	32,282	3.4
Multifamily	751,607	7.7	605,817	6.3	145,790	24.1
Consumer	8,882	0.1	10,149	0.1	(1,267)	(12.5)
Total LHI, carried at amortized cost(1)	$9,706,013	100.0%	$9,593,125	100.0%	$112,888	1.2%

Total LHFS	$64,762		$79,072
(1) Total LHI, carried at amortized cost, excludes $6.9 million and $8.8 million of deferred loan fees, net, as of March 31, 2024 and December 31, 2023, respectively.

CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolio's by borrower type and geographic location.

	As of March 31,
	2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$440,988	$257,198	$166,967	$252,100	$1,117,253	11.5%
Multifamily	425,041	481,602	173,180	137,544	1,217,367	12.5
Office	336,002	135,784	23,748	32,652	528,186	5.4
Retails	188,223	194,289	137,745	180,340	700,597	7.2
Hotel	169,792	22,610	112,436	138,819	443,657	4.6
SFR	249,310	34,421	81,248	8,833	373,812	3.9
Other	69,333	86,650	53,393	82,609	291,985	3.0
Total CRE	$1,878,689	$1,212,554	$748,717	$832,897	$4,672,857	48.1%

	As of December 31,
	2023
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$409,899	$263,880	$151,780	$265,138	$1,090,697	11.4%
Multifamily	395,344	506,761	165,340	125,890	1,193,335	12.4
Office	361,612	137,486	31,914	32,627	563,639	5.9
Retails	192,770	188,582	138,176	179,536	699,064	7.3
Hotel	166,356	22,764	110,795	141,054	440,969	4.6
SFR	250,151	29,556	89,582	8,201	377,490	3.9
Other	81,981	108,512	53,438	81,671	325,602	3.4
Total CRE	$1,858,113	$1,257,541	$741,025	$834,117	$4,690,796	48.9%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of March 31,		As of December 31,
	2024		2023
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
Commercial Real Estate	$785,201	8.1%	$784,523	8.2%
Lender Finance	536,568	5.5	536,568	5.6
Commercial	371,075	3.8	355,626	3.7
MW	224,903	2.3	141,329	1.5
Mortgage Servicing Rights	229,804	2.4	227,002	2.4
1-4 Family Residential	257,846	2.7	259,745	2.7
USDA and SBA	192,676	2.0	199,184	2.1
Other	370	—	370	—
Total Out of State Loans	$2,598,443	26.8%	$2,504,347	26.1%
Nonperforming Assets

The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of March 31,	As of December 31,
	2024	2023
	(Dollars in thousands)
Nonperforming loans(1)
Construction and land	$6,737	$6,793
1-4 family residential	3,263	1,965
OOCRE	15,126	9,719
NOOCRE	22,366	33,479
Commercial	37,627	40,868
Consumer	21	24
Accruing loans 90 or more days past due	220	2,975
Total nonperforming loans	85,360	95,823
OREO	18,445	—
Total nonperforming assets	$103,805	$95,823

Nonperforming assets to total assets	0.82%	0.77%
Nonperforming assets to total loans and OREO	1.06%	0.99%
Nonperforming loans to total loans	0.88%	1.00%
(1) At March 31, 2024 and December 31, 2023, nonaccrual loans included $9.4 million and $13.7 million, respectively, of PCD loans that are accounted for on a pooled basis.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2024
	Pass	Special Mention	Substandard	PCD[1]	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,541,159	$20,361	$6,737	$—	$1,568,257
Farmland	30,979	—	—	—	30,979
1 - 4 family residential	948,307	4,949	15,031	1,114	969,401
Multi-family residential	751,607	—	—	—	751,607
OOCRE	728,797	27,485	21,526	10,568	788,376
NOOCRE	2,053,124	248,849	41,236	9,784	2,352,993
Commercial	2,661,014	48,114	76,439	420	2,785,987
MW	449,531	—	—	—	449,531
Consumer	8,720	82	69	11	8,882
Total	$9,173,238	$349,840	$161,038	$21,897	$9,706,013
1 Within PCD loans, $13,503 are considered classified credits.

	December 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,693,230	$34,231	$6,793	$—	$1,734,254
Farmland	31,114	—	—	—	31,114
1 - 4 family residential	928,106	4,501	3,382	1,130	937,119
Multi-family residential	579,021	11,701	15,095	—	605,817
OOCRE	722,430	25,925	27,563	18,170	794,088
NOOCRE	2,066,080	182,531	88,030	14,084	2,350,725
Commercial	2,641,017	51,073	57,065	2,908	2,752,063
MW	377,796	—	—	—	377,796
Consumer	9,972	85	79	13	10,149
Total	$9,048,766	$310,047	$198,007	$36,305	$9,593,125

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	March 31, 2024			December 31, 2023
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$19,781	16.2%	1.26%	$21,032	18.1%	1.21%
Farmland	107	0.3	0.35	101	0.3	0.32
1 - 4 family residential	11,516	10.0	1.19	9,539	9.8	1.02
Multi-family residential	6,339	7.7	0.84	4,882	6.3	0.81
OOCRE	9,802	8.1	1.24	10,252	8.3	1.29
NOOCRE	31,137	24.2	1.32	27,729	24.5	1.18
Commercial	32,791	28.8	1.18	35,886	28.7	1.30
MW	404	4.6	0.09	260	3.9	0.07
Consumer	155	0.1	1.75	135	0.1	1.33
Total	$112,032	100.0%	1.15%	$109,816	100.0%	1.14%

The ACL increased $2.2 million to $112.0 million as of March 31, 2024 from December 31, 2023. The increase in the ACL compared to December 31, 2023, was primarily attributable to changes in economic factors resulting in increases in both general and qualitative factor reserves.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Three Months Ended March 31, 2024
Construction and land	$—	$1,709,399	—%
Farmland	—	31,584	—
1 - 4 family residential	1	944,704	—
Multi-family residential	—	712,940	—
OOCRE	(120)	775,124	(0.06)
NOOCRE	(4,293)	2,291,047	(0.75)
Commercial	(850)	2,780,354	(0.12)
MW	—	279,557	—
Consumer	(22)	9,115	(0.97)
Total	$(5,284)	$9,533,824	(0.22)%

Three Months Ended March 31, 2023
Construction and land	$—	$1,913,734	—%
Farmland	—	46,370	—
1 - 4 family residential	1	891,003	—
Multi-family residential	—	377,725	—
OOCRE	(116)	706,052	(0.07)
NOOCRE	—	2,329,895	—
Commercial	(687)	2,866,017	(0.10)
MW	—	360,172	—
Consumer	(56)	7,624	(2.98)
Total	$(858)	$9,498,592	(0.04)%
Net charged-offs increased $4.4 million, or 18 bps to average loans annualized. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
OBS Credit exposure
The ACL on off-balance-sheet credit exposures totaled $6.5 million and $8.0 million at March 31, 2024 and December 31, 2023, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of March 31, 2024, we held equity securities with a readily determinable fair value of $9.8 million compared to $9.9 million as of December 31, 2023. These equity securities primarily represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $38.2 million at March 31, 2024, compared to $11.6 million at December 31, 2023. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of March 31, 2024, we held FHLB stock and FRB stock of $54.1 million compared to $53.7 million as of December 31, 2023. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2024, the carrying amount of debt securities totaled $1.34 billion, an increase of $87.9 million, or 7.0%, compared to $1.26 billion as of December 31, 2023. The increase was primarily due purchases of AFS debt securities of $230.0 million. The increase was partially offset by the sale of debt securities of $120.1 million at a loss of $6.3 million and $19.5 million in paydowns. Debt securities represented 10.6% and 10.1% of total assets as of March 31, 2024 and December 31, 2023, respectively.
All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 133 AFS debt securities that were in an unrealized loss position totaling $94.4 million as of March 31, 2024. The Company evaluated all debt securities and no ACL on debt securities was recognized in the Company’s consolidated balance sheets as of March 31, 2024. The Company recorded no ACL for its held to maturity debt securities as of March 31, 2024 and December 31, 2023, respectively.

    As of March 31, 2024 and December 31, 2023, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates
Deposits

Total deposits as of March 31, 2024 were $10.65 billion, an increase of $315.6 million, or 3.1%, compared to $10.34 billion as of December 31, 2023. The increase from December 31, 2023 was primarily the result of increases of $295.1 million in certificates and other time deposits, $131.2 million in noninterest-bearing transactions and $17.7 million in correspondent money market deposits. The increase was partially offset by a decrease of $128.3 million in interest-bearing demand deposits.

	March 31, 2024
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,349,211	22.1%	$2,355,315
Interest-bearing transaction	724,171	6.8	810,004
Money market	3,326,742	31.2	3,096,567
Savings	169,201	1.6	150,214
Certificates and other time deposits > $250k	1,307,412	12.3	1,318,235
Certificates and other time deposits < $250k	2,179,393	20.4	1,965,500
Correspondent money market accounts	597,690	5.6	582,660
Total deposits	$10,653,820	100.0%	$10,278,495

	December 31, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,218,036	21.4%	$2,322,556
Interest-bearing transaction	927,193	9.0	851,375
Money market	3,284,324	31.8	3,061,472
Savings	136,868	1.3	115,519
Certificates and other time deposits > $250k	1,312,032	12.7	1,240,834
Certificates and other time deposits < $250k	1,879,705	18.2	2,044,330
Correspondent money market accounts	580,037	5.6	519,544
Total deposits	$10,338,195	100.0%	$10,155,630
Borrowings
We utilize short- and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2024 and December 31, 2023, total available borrowing capacity of $2.21 billion and $2.19 billion, respectively, was available under this arrangement with outstanding balances of $100.0 million and $100.0 million, respectively, and a weighted average interest rate of 5.54% for the three months ended March 31, 2024 and 4.70% for the year ended December 31, 2023. The FHLB has also issued standby letters of credit to the Company for $1.38 billion and $1.38 billion as of March 31, 2024 and December 31, 2023, respectively. Our current FHLB advances mature within 0.2 years. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	Three Months Ended
	March 31,	December 31,
	2024	2023
FRB loans pledged as collateral at period end	$2,015,276	$2,143,269
FRB securities pledged as collateral at period end	953,163	328,919
BTFP availability at period end(1)	—	455,361
Total FRB availability	$2,968,439	$2,927,549
(1) There were no borrowings against the BTFP at the end of the respective periods.
Junior subordinated debentures and subordinated notes
The table below details our junior subordinated debentures and subordinated notes. Refer to Note 13 “Subordinated Debentures and Subordinated Notes” in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the details of our junior subordinated debentures and subordinated notes.

	March 31, 2024
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	7.44%
SovDallas Capital Trust I	8,609	9.59
Patriot Bancshares Capital Trust I	5,155	7.43
Patriot Bancshares Capital Trust II	17,011	7.39
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.125

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2024 and the year ended December 31, 2023, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.
We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $150.0 million as of March 31, 2024. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $125.0 million as of December 31, 2023. There were no advances under these lines of credit outstanding as of March 31, 2024 and December 31, 2023.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.34 billion for the three months ended March 31, 2024 and $12.28 billion for the year ended December 31, 2023.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	19.1%	18.8%
Interest-bearing	37.6	34.2
Certificates and other time deposits	26.6	24.2
Advances from FHLB	0.8	7.1
Other borrowings	1.9	1.9
Other liabilities	1.6	1.6
Stockholders’ equity	12.4	12.2
Total	100.0%	100.0%
Uses of Funds:
Loans	76.7%	77.3%
Debt Securities	10.5	9.6
Interest-bearing deposits in other banks	4.7	1.0
Other noninterest-earning assets	8.1	12.1
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.9%	24.4%
Average loans, excluding MW, to average deposits	90.3%	97.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average LHI decreased 0.4% for the three months ended March 31, 2024, compared to the year ended December 31, 2023. We use excess deposits to pay down FHLB borrowings to reduce wholesale funding.
As of March 31, 2024, we had $2.83 billion in outstanding commitments to extend credit, $794.5 million in unconditionally cancellable MW commitments and $113.4 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $3.08 billion in outstanding commitments to extend credit, $803.7 million in MW commitments and $111.6 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2024, we had cash and cash equivalents of $740.8 million compared to $629.1 million as of December 31, 2023.

Analysis of Cash Flows

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net cash provided by operating activities	$44,269	$34,539
Net cash used in investing activities	(237,123)	(66,508)
Net cash provided by financing activities	304,560	404,287
Net change in cash and cash equivalents	$111,706	$372,318
Cash Flows Provided by Operating Activities
    For the three months ended March 31, 2024, net cash provided by operating activities increased by $9.7 million when compared to the same period in 2023. The increase in cash provided by operating activities was primarily attributable to a $18.6 million increase in proceeds from LHFS and a $17.3 million decrease in originations of LHFS. The increase was partially offset by a $21.8 million decrease in accounts payable and other liabilities.
Cash Flows Used in Investing Activities
    For the three months ended March 31, 2024, net cash used in investing activities increased by $170.6 million when compared to the same period in 2023. The increase in cash used in investing activities was primarily attributable to a $157.1 million decrease in maturities, and calls and sales/paydowns of AFS debt securities as part of our strategic restructuring of the portfolio.
Cash Flows Provided by Financing Activities
    For the three months ended March 31, 2024, net cash provided by financing activities decreased by $99.7 million when compared to the same period in 2023. The decrease in cash provided by financing activities was primarily attributable to a $505.0 million decrease in advances from FHLB, partially offset by a $405.2 million increase in new deposits.
    As of the three months ended March 31, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Share Repurchases
    On March 28, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Stock Buyback Program has an expiration date of March 31, 2025 and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration. All repurchases under the Stock Buyback Program to date were made subsequent to the three months ended March 31, 2024.

Share repurchases subsequent to three months ended March 31, 2024 are as follows:

	As of
	May 6, 2024	March 31, 2023
Number of shares repurchased	36,846	—
Weighted average price per share	$19.97	$—

Capital Resources
Total stockholders’ equity increased to $1.54 billion as of March 31, 2024, compared to $1.53 billion as of December 31, 2023, an increase of $7.2 million, or 0.5%. The increase from December 31, 2023 to March 31, 2024 was primarily the result of $24.2 million of net income recognized and $2.9 million in stock-based compensation during the three months ended March 31, 2024. This increase was partially offset by $10.9 million in dividends declared and paid, $7.7 million in accumulated other comprehensive income, and $1.3 million of RSUs vesting during the three months ended March 31, 2024.
By comparison, total stockholders’ equity increased to $1.49 billion as of March 31, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $44.0 million, or 3.0%. The increase from December 31, 2022 to March 31, 2023 was primarily the result of $38.4 million of net income recognized, $14.9 million in other comprehensive income along with $2.9 million in stock-based compensation and a $534 thousand increase due to the exercise of employee stock options during the three months ended March 31, 2023. This increase was partially offset by $10.8 million in dividends declared and paid and $1.9 million of RSUs vesting during the three months ended March 31, 2023.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 11 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of March 31,		As of December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,520,656	13.33%	$1,500,703	13.18%
Tier 1 capital (to RWA)	1,212,512	10.63	1,202,252	10.56
CET1 (to RWA)	1,182,567	10.37	1,172,362	10.29
Tier 1 capital (to average assets)	1,212,512	10.12	1,202,252	10.03
Veritex Community Bank
Total capital (to RWA)	$1,475,046	12.98%	$1,467,960	12.90%
Tier 1 capital (to RWA)	1,365,973	12.02	1,368,384	12.03
CET1 (to RWA)	1,365,973	12.02	1,368,384	12.03
Tier 1 capital (to average assets)	1,365,973	11.41	1,368,384	11.43
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of March 31, 2024 since December 31, 2023 as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to ACL, business combinations, debt securities and goodwill. Since December 31, 2023, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2023, except for those updates discussed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in this report.

Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, a continuation of recent turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “projects,” “estimates,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and the Ukraine and Israel and Hamas, acts of terrorism, cyber attacks or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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
•the impact of pandemics, epidemics and any other health-related crisis;
•the effects of changes in governmental monetary and fiscal policies and laws, including the policies of the Federal Reserve;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC, insurance and other coverage; and
•systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Any forward-looking statement speaks only as of the date on which it is made. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation, and specifically decline any obligation to, publicly release any supplement, update or revision to any forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, unless we are required to do so by law.

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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (Basis Points)	Income	of Equity	Income	of Equity
+ 300	13.54%	(6.78)%	11.39%	(6.15)%
+ 200	9.12	(3.77)	7.70	(3.23)
+ 100	4.67	(1.33)	3.92	(1.05)
Base	—	—	—	—
−100	(5.89)	(1.51)	(4.16)	(1.65)
−200	(10.32)	(3.98)	(10.01)	(6.48)
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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
    There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50 million shares of the Company’s outstanding common stock. The Stock Buyback Program has an expiration date of March 31, 2025, and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock under the Stock Buyback Program.

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
* Filed with this Quarterly Report on Form 10-Q
** Furnished with this Quarterly Report on Form 10-Q
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 6, 2024	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)