Form 10-Q
period 2024-06-30
Veritex Holdings, Inc.
filed 2024-08-02
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of August 1, 2024, there were 54,385,930 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Loss	Green	Green Bank
AFS	Available-For-Sale	HTM	Held-To-Maturity
AOCI	Accumulated Other Comprehensive Income	LHFS	Loans Held for Sale
APIC	Additional Paid-In Capital	LHI	Loans Held for Investment
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standard Update	Lower	Lower Holding Company
BOLI	Bank-Owned Life Insurance	M&A	Mergers and acquisitions
Board	Board of Directors of Veritex Holdings, Inc.	MBS	Mortgage-backed Securities
bps	Basis Points	MW	Mortgage Warehouse
BTFP	Bank Term Funding Program	NAC	North Avenue Capital, LLC
CBLR	Community Bank Leverage Ratio	NOOCRE	Non-owner Occupied CRE
CD	Certificates of Deposit	OBS	Off-Balance Sheet
CECL	Current Expected Credit Losses	OOCRE	Owner Occupied CRE
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMO	Collateralized Mortgage Obligation	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	PSU	Performance-based Restricted stock units
DCF	Discounted Cash Flow	RBC	Risk-Based Capital
DFW	Dallas-Fort Worth	RSU	Restricted stock units
EPS	Earnings Per Share	RWA	Risk-Weighted Assets
Exchange Act	Securities Exchange Act of 1934, as amended	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
FASB	Financial Accounting Standards Board	SBA	U. S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	The Federal Reserve System	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDB	Texas Department of Banking
FRB	Federal Reserve Bank of Dallas	Thrive	Thrive Mortgage, LLC
GAAP	Generally Accepted Accounting Principles in the United States of America	USDA	United States Department of Agriculture

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of June 30, 2024 and December 31, 2023
(Dollars in thousands, except par value and share information)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and due from banks	$53,462	$58,914
Interest bearing deposits in other banks	598,375	570,149
Total cash and cash equivalents	651,837	629,063
Debt securities AFS, at fair value	1,172,122	1,076,639
Debt securities HTM (fair value of $153,686 and $160,021, at June 30, 2024 and December 31, 2023, respectively)	177,232	180,403
Equity securities	21,797	21,521
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB Stock and FRB Stock	53,070	53,699
Total investments	1,425,239	1,333,280
LHFS	57,046	79,072
LHI, MW	568,047	377,796
LHI, excluding MW	9,209,094	9,206,544
Less: ACL	(113,431)	(109,816)
Total LHI, net	9,663,710	9,474,524
BOLI	84,233	84,833
Premises and equipment, net	105,222	105,727
OREO	24,256	—
Intangible assets, net of accumulated amortization	35,817	41,753
Goodwill	404,452	404,452
Other assets	232,518	241,633
Total assets	$12,684,330	$12,394,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,416,727	$2,218,036
Interest-bearing transaction and savings deposits	3,979,454	4,348,385
Certificates and other time deposits	3,744,596	3,191,737
Correspondent money market deposits	584,067	580,037
Total deposits	10,724,844	10,338,195
Accounts payable and other liabilities	180,585	195,036
Advances from FHLB	—	100,000
Subordinated debentures and subordinated notes	230,285	229,783
Total liabilities	11,135,714	10,863,014
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,164,132 and 60,976,462 at June 30, 2024 and December 31, 2023, respectively	612	610
APIC	1,321,995	1,317,516
Retained earnings	473,801	444,242
AOCI	(76,713)	(63,463)
Treasury stock, 6,813,782 and 6,638,094 shares, at cost, at June 30, 2024 and December 31, 2023, respectively	(171,079)	(167,582)
Total stockholders’ equity	1,548,616	1,531,323
Total liabilities and stockholders’ equity	$12,684,330	$12,394,337

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$166,979	$163,727	$328,921	$315,434
Debt securities	15,408	10,166	29,103	21,154
Deposits in financial institutions and Federal Funds sold	7,722	7,507	15,772	13,041
Equity securities and other investments	1,138	1,118	2,038	2,526
Total interest and dividend income	191,247	182,518	375,834	352,155
INTEREST EXPENSE
Transaction and savings deposits	45,619	32,957	92,403	62,814
Certificates and other time deposits	44,811	28,100	85,303	49,067
Advances from FHLB	1,468	17,562	2,859	29,920
Subordinated debentures and subordinated notes	3,113	3,068	6,227	6,134
Total interest expense	95,011	81,687	186,792	147,935
NET INTEREST INCOME	96,236	100,831	189,042	204,220
Provision for credit losses	8,250	15,000	15,750	24,385
(Benefit) provision for credit losses on unfunded commitments	—	(1,129)	(1,541)	368
Net interest income after provision (benefit) for credit losses	87,986	86,960	174,833	179,467
NONINTEREST INCOME
Service charges and fees on deposit accounts	4,974	5,272	9,870	10,289
Loan fees	2,207	1,520	4,717	3,584
Loss on sales of debt securities	—	—	(6,304)	(5,321)
Government guaranteed loan income, net	1,320	4,144	3,934	13,832
Equity method investment income (loss)	—	485	—	(1,036)
Customer swap income	326	983	775	1,196
Other	1,751	1,288	4,248	4,679
Total noninterest income	10,578	13,692	17,240	27,223
NONINTEREST EXPENSE
Salaries and employee benefits	32,790	28,650	66,155	60,515
Occupancy and equipment	4,585	4,827	9,262	9,800
Professional and regulatory fees	5,617	6,868	11,670	11,257
Data processing and software expense	5,097	4,709	9,953	9,429
Marketing	1,976	2,627	3,522	4,406
Amortization of intangibles	2,438	2,468	4,876	4,963
Telephone and communications	365	355	626	833
Other	10,273	6,693	19,193	12,609
Total noninterest expense	63,141	57,197	125,257	113,812
Income before income tax expense	35,423	43,455	66,816	92,878
Provision for income taxes	8,221	9,725	15,458	20,737
NET INCOME	$27,202	$33,730	$51,358	$72,141
Basic EPS	$0.50	$0.62	$0.94	$1.33
Diluted EPS	$0.50	$0.62	$0.94	$1.32
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$27,202	$33,730	$51,358	$72,141
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized losses on debt securities AFS during the period, net	(4,599)	(21,975)	(15,020)	(19,428)
(Accretion) amortization from transfer of debt securities from AFS to HTM	(163)	(165)	2,762	3,457
Reclassification adjustment for net losses included in net income	—	—	6,304	5,321
Net unrealized losses on debt securities AFS	(4,762)	(22,140)	(5,954)	(10,650)

Net unrealized losses on derivative instruments designated as cash flow hedges	(2,228)	(15,033)	(10,723)	(7,955)
Other comprehensive loss, before tax	(6,990)	(37,173)	(16,677)	(18,605)
Income tax benefit	(1,434)	(8,494)	(3,427)	(4,821)
Other comprehensive loss, net of tax	(5,556)	(28,679)	(13,250)	(13,784)
COMPREHENSIVE INCOME	$21,646	$5,051	$38,108	$58,357

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except share data)

Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	54,495,961	$611	6,638,094	$(167,582)	$1,319,144	$457,499	$(71,157)	$1,538,515
RSUs vested, net of 15,679 shares withheld to cover taxes	30,077	1	—	—	(316)	—	—	(315)
Stock buyback	(175,688)	—	175,688	(3,497)	—	—	—	(3,497)
Stock based compensation	—	—	—	—	3,167	—		3,167
Net income	—	—	—	—	—	27,202	—	27,202
Dividends paid	—	—	—	—	—	(10,900)	—	(10,900)
Other comprehensive loss	—	—	—	—	—	—	(5,556)	(5,556)
Balance at June 30, 2024	54,350,350	$612	6,813,782	$(171,079)	$1,321,995	$473,801	$(76,713)	$1,548,616

Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2023	54,229,033	$609	6,638,094	$(167,582)	$1,308,345	$406,873	$(54,508)	$1,493,737
RSUs vested, net of 2,960 shares withheld to cover taxes	18,425	—	—	—	(56)	—	—	(56)
Exercise of employee stock options, net of 2,343 shares withheld to cover exercise	13,334	—	—	—	231	—	—	231
Stock based compensation	—	—	—	—	3,167	—	—	3,167
Net income	—	—	—	—	—	33,730	—	33,730
Dividends paid	—	—	—	—	—	(10,850)	—	(10,850)
Other comprehensive loss	—	—	—	—	—	—	(28,679)	(28,679)
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollars in thousands, except share data)

Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSUs vested, net of 84,713 shares withheld to cover taxes	187,670	2	—	—	(1,577)	—	—	(1,575)
Stock buyback	(175,688)	—	175,688	(3,497)	—	—	—	(3,497)
Stock based compensation	—	—	—	—	6,056	—	—	6,056
Net income	—	—	—	—	—	51,358	—	51,358
Dividends paid	—	—	—	—	—	(21,799)	—	(21,799)
Other comprehensive loss	—	—	—	—	—	—	(13,250)	(13,250)
Balance at June 30, 2024	54,350,350	$612	6,813,782	$(171,079)	$1,321,995	$473,801	$(76,713)	$1,548,616

Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 74,425 shares withheld to cover taxes	179,506	2	—	—	(1,984)	—	—	(1,982)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	51,331	—	—	—	765	—	—	765
Stock based compensation	—	—	—	—	6,054	—	—	6,054
Net income	—	—	—	—	—	72,141	—	72,141
Dividends paid	—	—	—	—	—	(21,687)	—	(21,687)
Other comprehensive loss	—	—	—	—	—	—	(13,784)	(13,784)
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2024 and 2023
(Dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$51,358	$72,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	9,525	10,041
Net (accretion) amortization of time deposit premium, debt discount and debt issuance costs	(1,685)	478
Provision for credit losses and unfunded commitments	14,209	24,753
Accretion of loan discount	(950)	(1,897)
Stock-based compensation expense	6,056	6,054
Excess tax expense from stock compensation	410	153
Net (accretion) amortization of premiums on debt securities	(482)	1,718
Unrealized loss on equity securities recognized in earnings	147	31
Change in cash surrender value and mortality rates of BOLI	600	121
Loss on sales of debt securities	6,304	5,321
Change in fair value of government guaranteed loans using fair value option	(638)	(616)
Gain on sales of mortgage LHFS	(47)	(46)
Gain on sales of government guaranteed loans	(4,612)	(15,598)
Servicing asset recoveries, net	(279)	(862)
Originations of LHFS	(24,103)	(39,877)
Proceeds from sales of LHFS	39,530	34,273
Equity method investment loss	—	1,036
Decrease (increase) in other assets	13,864	(6,527)
(Decrease) increase in accounts payable and other liabilities	(23,647)	7,620
Net cash provided by operating activities	85,560	98,317
Cash flows from investing activities:
Purchases of AFS debt securities	(415,605)	(189,668)
Proceeds from sales of AFS debt securities	113,794	109,793
Proceeds from maturities, calls and pay downs of AFS debt securities	195,263	197,634
Maturity, calls and paydowns of HTM debt securities	2,460	2,107
Proceeds (purchases) of other investments	206	(16,475)
Net loans originated	(238,191)	(291,810)
Proceeds from sale of government guaranteed loans	19,220	79,812
Net (disposals) additions to premises and equipment	(1,898)	337
Net cash used in investing activities	(324,751)	(108,270)
Cash flows from financing activities:
Net increase in deposits	388,836	110,701
Net (decrease) increase in advances from FHLB	(100,000)	150,000
Payments to tax authorities for stock-based compensation	(1,575)	(1,982)
Proceeds from exercise of employee stock options	—	765
Purchase of treasury stock	(3,497)	—
Dividends paid	(21,799)	(21,687)
Net cash provided by financing activities	261,965	237,797
Net increase in cash and cash equivalents	22,774	227,844
Cash and cash equivalents at beginning of period	629,063	436,077
Cash and cash equivalents at end of period	$651,837	$663,921
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches located in the Dallas-Fort Worth metroplex and 11 branches in the Houston metropolitan area. One such branch in the Dallas-Fort Worth metroplex was opened during the second quarter 2024. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

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

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$27,202	$33,730	$51,358	$72,141
Denominator:
Weighted average shares outstanding for basic EPS	54,457	54,247	54,451	54,199
Dilutive effect of employee stock-based awards	366	239	381	347
Adjusted weighted average shares outstanding	54,823	54,486	54,832	54,546
EPS:
Basic	$0.50	$0.62	$0.94	$1.33
Diluted	$0.50	$0.62	$0.94	$1.32
Antidilutive shares	912	31	1,062	231
For the three months ended June 30, 2024, there were 912 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 301 relating to RSUs and 611 relating to stock options. For the six months ended June 30, 2024, there were 1,062 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 450 relating to RSUs and 612 relating to stock options.

For the three months ended June 30, 2023, there were 31 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 18 related to RSUs and 13 related to stock options. For the six months ended June 30, 2023, there were 231 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 180 related to RSUs and 51 related to stock options.

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

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$194,144	$127,174
Cash paid for income taxes	1,826	23,500

3. Share Transactions
Stock Buyback Program

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

Shares repurchased through the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numbers of shares repurchased	175,688	—	175,688	—
Weighted average price per share	$19.90	$—	$19.90	$—

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,750 and $9,897 at June 30, 2024 and December 31, 2023, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three or six months ended June 30, 2024 or 2023. The gross unrealized loss recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized loss recognized on equity securities with a readily determinable fair value	$(42)	$(157)	$(147)	$(31)

Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair value and measured at aggregate cost of $38,358 and $11,624 as of June 30, 2024 and December 31, 2023, respectively.
Securities Purchased Under Agreements to Resell
We held no securities purchased under agreements to resell and we recognized no interest income on securities purchased under agreements to resell during the three or six months ended June 30, 2024 or 2023. Securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$263,765	$1,412	$26,946	$—	$238,231
Municipal securities	14,251	—	3,508	—	10,743
MBS	228,915	2,676	15,236	—	216,355
CMO	564,038	2,913	49,528	—	517,423
Asset-backed securities	118,661	802	2,466	—	116,997
Collateralized loan obligations	72,625	30	282	—	72,373
	$1,262,255	$7,833	$97,966	$—	$1,172,122

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$32,249	$—	$6,764	$—	$25,485
CMO	33,345	—	4,894	—	28,451
Municipal securities	111,638	—	11,888	—	99,750
	$177,232	$—	$23,546	$—	$153,686

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
MBS	194,486	4,430	13,465	—	185,451
CMO	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
	$1,161,178	$11,251	$95,790	$—	$1,076,639

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$33,716	$—	$6,037	$—	$27,679
CMO	34,483	—	4,567	—	29,916
Municipal securities	112,204	86	9,864	—	102,426
	$180,403	$86	$20,468	$—	$160,021
MBS are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All MBS included in the table above were issued by U.S. government agencies or corporations.
The Company did not transfer any debt securities from AFS to HTM during the six months ended June 30, 2024. For the year ended December 31, 2022, the Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM was recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,762 and $3,122 at June 30, 2024 and December 31, 2023, respectively.
The following tables disclose the Company’s debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$37,363	$6,315	$175,100	$20,631	$212,463	$26,946
Municipal securities	8,631	3,422	2,112	86	10,743	3,508
MBS	22,308	38	84,357	15,198	106,665	15,236
CMO	72,092	1,699	330,155	47,829	402,247	49,528
Asset-backed securities	54,252	262	13,574	2,204	67,826	2,466
Collateralized loan obligations	12,000	282	—	—	12,000	282
	$206,646	$12,018	$605,298	$85,948	$811,944	$97,966

HTM
MBS	$—	$—	$25,951	$6,764	$25,951	$6,764
CMO	—	—	28,249	4,894	28,249	4,894
Municipal securities	22,624	4,032	76,411	7,856	99,035	11,888
	$22,624	$4,032	$130,611	$19,514	$153,235	$23,546

	December 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$34,989	$5,970	$162,148	$23,596	$197,137	$29,566
Municipal securities	6,792	45	22,052	3,213	28,844	3,258
MBS	—	—	104,486	13,465	104,486	13,465
CMO	—	—	419,044	46,999	419,044	46,999
Asset-backed securities	9,011	1,559	8,847	571	17,858	2,130
Collateralized loan obligations	—	—	63,878	372	63,878	372
	$50,792	$7,574	$780,455	$88,216	$831,247	$95,790

HTM
MBS	$—	$—	$27,679	$6,037	$27,679	$6,037
CMO	—	—	29,916	4,567	29,916	4,567
Municipal securities	7,845	270	79,713	9,594	87,558	9,864
	$7,845	$270	$137,308	$20,198	$145,153	$20,468

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
The number of AFS debt securities in an unrealized loss position totaled 127 and 142 at June 30, 2024 and December 31, 2023, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

The following table presents the activity in the ACL for AFS debt securities:

	Six Months ended June 30,
	2024	2023
ACL on debt securities:
Beginning balance	$—	$—
Credit loss expense	—	885
Ending balance	$—	$885

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

	June 30, 2024
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,002	$1,992	$3,958	$3,944
Due from one year to five years	62,231	61,737	894	850
Due from five years to ten years	183,536	161,824	19,562	18,946
Due after ten years	30,247	23,421	87,224	76,010
	278,016	248,974	111,638	99,750
MBS and CMO	792,953	733,778	65,594	53,936
Asset-backed securities	118,661	116,997	—	—
Collateralized loan obligations	72,625	72,373	—	—
	$1,262,255	$1,172,122	$177,232	$153,686

	December 31, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,018	$1,906	$—	$—
Due from one year to five years	46,645	46,682	4,445	4,448
Due from five years to ten years	188,526	163,397	12,806	12,628
Due after ten years	54,094	47,616	94,953	85,350
	291,283	259,601	112,204	102,426
MBS and CMO	757,907	706,507	68,199	57,595
Asset-backed securities	47,738	46,653	—	—
Collateralized loan obligations	64,250	63,878	—	—
	$1,161,178	$1,076,639	$180,403	$160,021

Proceeds from sales of debt securities AFS and gross gains and losses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Proceeds from sales	$113,794	$109,793
Gross realized losses	6,304	5,321
As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of June 30, 2024 and December 31, 2023.
5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	June 30, 2024	December 31, 2023
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,536,580	$1,734,254
Farmland	30,512	31,114
1 - 4 family residential	917,402	937,119
Multi-family residential	748,740	605,817
OOCRE	806,285	794,088
NOOCRE	2,369,848	2,350,725
Commercial	2,798,260	2,752,063
MW	568,047	377,796
Consumer	9,245	10,149
	$9,784,919	$9,593,125

Deferred loan fees, net	(7,778)	(8,785)
ACL	(113,431)	(109,816)
Total LHI, net	$9,663,710	$9,474,524
Included in the total LHI, net, as of June 30, 2024 and December 31, 2023 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $4,780 and $5,334, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2024 and December 31, 2023 is a discount on retained loans from sale of originated SBA and USDA loans of $8,616 and $7,629, respectively.
During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $158,367 as of June 30, 2024. The remaining net purchase discount of $2,779 and $3,231 related to these 1-4 family residential loans purchased is included in the total LHI, net, as of June 30, 2024 and December 31, 2023, respectively. No additional pooled residential real estate loans have been repurchased since 2022.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended June 30, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$19,781	$107	$11,516	$6,339	$9,802	$31,137	$32,791	$404	$155	$112,032
Credit (benefit) loss expense non-PCD loans	1,113	(8)	(2,310)	(387)	3,092	4,195	2,011	871	(418)	8,159
Credit (benefit) loss expense PCD loans	—	—	6	—	86	—	(1)	—	—	91
Charge-offs	—	—	(31)	(198)	—	(1,969)	(5,601)	—	(30)	(7,829)
Recoveries	—	—	—	—	120	—	361	—	497	978
Ending Balance	$20,894	$99	$9,181	$5,754	$13,100	$33,363	$29,561	$1,275	$204	$113,431

	Three Months Ended June 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$17,314	$168	$9,541	$3,484	$8,813	$26,238	$32,717	$419	$98,694
Credit (benefit) loss expense non-PCD loans	831	2	(331)	1,223	(1,286)	9,914	5,642	(45)	15,950
(Benefit) credit loss expense PCD loans	—	—	(2)	—	(8)	(212)	(728)	—	(950)
Charge-offs	—	—	—	—	—	(8,215)	(3,540)	(92)	(11,847)
Recoveries	—	—	1	—	—	150	106	46	303
Ending Balance	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$328	$102,150

	Six Months Ended June 30, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
(Benefit) credit loss expense non-PCD loans	(138)	(2)	(332)	1,070	3,139	15,848	(125)	1,015	(376)	20,099
Credit (benefit) expense PCD loans	—	—	4	—	(291)	(3,952)	(110)	—	—	(4,349)
Charge-offs	—	—	(31)	(198)	(120)	(6,262)	(6,547)	—	(101)	(13,259)
Recoveries	—	—	1	—	120	—	457	—	546	1,124
Ending Balance	$20,894	$99	$9,181	$5,754	$13,100	$33,363	$29,561	$1,275	$204	$113,431

	Six Months Ended June 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$112	$91,052
Credit (benefit) loss expense non-PCD loans	5,071	43	(319)	2,100	(1,048)	9,415	8,638	318	24,218
(Benefit) credit expense PCD loans	(46)	—	(7)	—	(24)	(179)	(462)	—	(718)
Charge-offs	—	—	—	—	(116)	(8,215)	(4,591)	(154)	(13,076)
Recoveries	—	—	2	—	—	150	470	52	674
Ending Balance	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$328	$102,150
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

	June 30, 2024		December 31, 2023
	Real Property(1)	ACL Allocation	Real Property(1)	ACL Allocation

OOCRE	$—	$—	$3,059	$47
NOOCRE	11,531	—	21,169	—
Commercial	15,013	2,417	20,711	3,339
Total	$26,544	$2,417	$44,939	$3,386
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

Nonaccrual loans aggregated by class of loans, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Construction and land	$6,578	$6,578	$6,793	$6,793
1 - 4 family residential	2,006	2,006	1,965	1,965
OOCRE	5,702	5,702	9,719	9,493
NOOCRE	14,041	14,041	33,479	33,479
Commercial	30,263	9,174	40,868	10,610
Consumer	20	20	24	24
Total	$58,610	$37,521	$92,848	$62,364
    There were $73 and $13,715 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at June 30, 2024 and December 31, 2023, respectively.
    During the three months ended June 30, 2024 and 2023, interest income not recognized on nonaccrual loans was $763 and $1,996, respectively. During the six months ended June 30, 2023, interest income not recognized on non-accrual loans was $1,544 and $2,768, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of June 30, 2024 and December 31, 2023, is as follows:

	June 30, 2024
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$276	$—	$6,578	$6,854	$1,529,726	$1,536,580	$—
Farmland	—	—	—	—	30,512	30,512	—
1 - 4 family residential	3,148	719	1,212	5,079	912,323	917,402	143
Multi-family residential	—	—	—	—	748,740	748,740	—
OOCRE	1,078	779	5,702	7,559	798,726	806,285	—
NOOCRE	118	3,478	11,654	15,250	2,354,598	2,369,848	—
Commercial	5,760	702	9,995	16,457	2,781,803	2,798,260	—
MW	—	—	—	—	568,047	568,047	—
Consumer	—	24	—	24	9,221	9,245	—
Total	$10,380	$5,702	$35,141	$51,223	$9,733,696	$9,784,919	$143

	December 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing(2)
Real estate:
Construction and land	$29,379	$—	$6,793	$36,172	$1,698,082	$1,734,254	$—
Farmland	—	—	—	—	31,114	31,114	—
1 - 4 family residential	4,359	2,535	3,691	10,585	926,534	937,119	1,726
Multi-family residential	15,095	—	—	15,095	590,722	605,817	—
OOCRE	916	114	10,185	11,215	782,873	794,088	466
NOOCRE	3,182	642	20,547	24,371	2,326,354	2,350,725	783
Commercial	3,485	1,394	9,122	14,001	2,738,062	2,752,063	—
MW	—	—	—	—	377,796	377,796	—
Consumer	76	—	—	76	10,073	10,149	—
Total	$56,492	$4,685	$50,338	$111,515	$9,481,610	$9,593,125	$2,975

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
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2024:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Interest Rate Reduction		Financial Impact
	Amortized Cost Basis	% of Loan Class
NOOCRE	$28,386	1.2%	Interest rate reduced longer than 3 months

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
Construction and land	$11,714	0.8%	Principal and interest payments deferred longer than three months
NOOCRE	$3,407	0.1%	Principal and interest payments deferred longer than three months
Commercial	908	—%	Principal and interest payments deferred longer than three months
	$16,029

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$45,762	1.9%	Principal payments deferred and interest rate reduced longer than three months
Commercial	4,631	0.2%	Principal payments deferred and interest rate reduced longer than three months
	$50,393
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$11,714	$—	$—	$—
NOOCRE	76,148	—	—	1,407
Commercial	21,367	—	—	1,917
Total	$109,229	$—	$—	$3,324
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of June 30, 2024 or December 31, 2023.
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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2024
Construction and land:
Pass	$54,692	$96,741	$788,851	$310,150	$34,879	$6,125	$204,176	$—	$1,495,614
Special mention	—	22,417	7,016	4,955	—	—	—	—	34,388
Substandard	—	—	6,547	—	31	—	—	—	6,578
Total construction and land	$54,692	$119,158	$802,414	$315,105	$34,910	$6,125	$204,176	$—	$1,536,580
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$130	$2,505	$4,147	$—	$17,728	$4,895	$1,107	$—	$30,512
Total farmland	$130	$2,505	$4,147	$—	$17,728	$4,895	$1,107	$—	$30,512
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$42,185	$78,746	$173,976	$208,565	$80,032	$291,167	$33,180	$619	$908,470
Special mention	—	3,711	—	—	—	1,221	—	—	4,932
Substandard	—	—	138	849	50	1,365	525	—	2,927
PCD	—	—	—	—	—	1,073	—	—	1,073
Total 1 - 4 family residential	$42,185	$82,457	$174,114	$209,414	$80,082	$294,826	$33,705	$619	$917,402
1-4 family residential gross charge-offs	$—	$—	$31	$—	$—	$—	$—	$—	$31

Multi-family residential:
Pass	$13,695	$11,744	$104,310	$333,029	$264,501	$20,893	$—	$—	$748,172
Substandard	—	—	568	—	—	—	—	—	568
Total multi-family residential	$13,695	$11,744	$104,878	$333,029	$264,501	$20,893	$—	$—	$748,740
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

OOCRE:
Pass	$42,110	$155,613	$178,036	$98,198	$85,864	$191,990	$4,889	$—	$756,700
Special mention	—	5,411	467	3,842	952	16,437	210	—	27,319
Substandard	—	—	—	3,090	3,358	5,537	—	—	11,985
PCD	—	—	—	—	—	10,281	—	—	10,281
Total OOCRE	$42,110	$161,024	$178,503	$105,130	$90,174	$224,245	$5,099	$—	$806,285
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$135,667	$53,125	$647,252	$511,744	$192,462	$518,668	$40,026	$429	$2,099,373
Special mention	—	—	54,602	25,196	54,401	88,561	—	—	222,760
Substandard	—	—	13,307	3,218	303	30,454	—	—	47,282
PCD	—	—	—	—	—	433	—	—	433
Total NOOCRE	$135,667	$53,125	$715,161	$540,158	$247,166	$638,116	$40,026	$429	$2,369,848
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$6,262	$—	$—	$6,262

Commercial:
Pass	$340,824	$213,063	$234,597	$74,570	$36,627	$67,397	$1,712,466	$1,162	$2,680,706
Special mention	—	—	12,523	11,646	71	5,718	20,081	21	50,060
Substandard	908	3,192	15,945	9,312	534	10,089	27,130	—	67,110
PCD	—	—	—	—	—	384	—	—	384
Total commercial	$341,732	$216,255	$263,065	$95,528	$37,232	$83,588	$1,759,677	$1,183	$2,798,260
Commercial gross charge-offs	$—	$—	$1,034	$—	$—	$5,513	$—	$—	$6,547

MW:
Pass	$37,828	$51,461	$96,250	$—	$—	$—	$364,253	$—	$549,792
Substandard	—	—	—	—	—	—	18,255	—	18,255
Total MW	$37,828	$51,461	$96,250	$—	$—	$—	$382,508	$—	$568,047
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,586	$2,870	$805	$256	$500	$1,506	$1,541	$—	$9,064
Special mention	—	—	—	—	—	80	—	—	80
Substandard	24	—	—	—	5	62	—	—	91
PCD	—	—	—	—	—	10	—	—	10
Total consumer	$1,610	$2,870	$805	$256	$505	$1,658	$1,541	$—	$9,245
Consumer gross charge-offs	$—	$—	$—	$—	$—	$101	$—	$—	$101

Total Pass	$668,717	$665,868	$2,228,224	$1,536,512	$712,593	$1,102,641	$2,361,638	$2,210	$9,278,403
Total Special Mention	—	31,539	74,608	45,639	55,424	112,017	20,291	21	339,539
Total Substandard	932	3,192	36,505	16,469	4,281	47,507	45,910	—	154,796
Total PCD	—	—	—	—	—	12,181	—	—	12,181
Total	$669,649	$700,599	$2,339,337	$1,598,620	$772,298	$1,274,346	$2,427,839	$2,231	$9,784,919
Current period gross charge-offs	$—	$—	$1,065	$—	$—	$12,194	$—	$—	$13,259
1 Term loans amortized cost basis by origination year excludes $7,778 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$116,333	$740,244	$538,946	$109,017	$3,089	$3,661	$181,940	$—	$1,693,230
Special mention	593	13,782	4,980	3,439	—	8,760	2,677	—	34,231
Substandard	—	6,547	—	246	—	—	—	—	6,793
Total construction and land	$116,926	$760,573	$543,926	$112,702	$3,089	$12,421	$184,617	$—	$1,734,254
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Total farmland	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$73,289	$140,824	$193,914	$79,767	$38,589	$270,193	$114,275	$17,255	$928,106
Special mention	3,732	531	—	—	—	238	—	—	4,501
Substandard	—	144	902	—	106	1,701	529	—	3,382
PCD	—	—	—	—	—	1,130	—	—	1,130
Total 1 - 4 family residential	$77,021	$141,499	$194,816	$79,767	$38,695	$273,262	$114,804	$17,255	$937,119
1-4 Family gross charge-offs	$—	$—	$—	$—	$21	$—	$—	$—	$21

Multi-family residential:
Pass	$9,441	$82,040	$257,714	$196,575	$8,054	$14,570	$10,627	$—	$579,021
Special mention	—	—	—	—	—	11,701	—	—	11,701
Substandard	—	—	—	—	—	15,095	—	—	15,095
Total multi-family residential	$9,441	$82,040	$257,714	$196,575	$8,054	$41,366	$10,627	$—	$605,817
Multifamily gross charge-offs	$—	$—	$—	$—	$192	$—	$—	$—	$192

OOCRE:
Pass	$129,463	$178,777	$113,207	$90,219	$39,876	$166,270	$4,618	$—	$722,430
Special mention	5,481	—	2,479	1,019	1,961	14,775	210	—	25,925
Substandard	—	9,357	2,131	3,644	736	11,695	—	—	27,563
PCD	—	—	—	—	—	18,170	—	—	18,170
Total OOCRE	$134,944	$188,134	$117,817	$94,882	$42,573	$210,910	$4,828	$—	$794,088
OOCRE gross charge-offs	$—	$—	$—	$369	$5	$481	$—	$—	$855

NOOCRE:
Pass	$33,525	$724,110	$500,354	$247,385	$148,046	$381,559	$30,524	$577	$2,066,080
Special mention	—	5,950	25,985	26,175	68,616	55,805	—	—	182,531
Substandard	—	3,858	2,774	364	2,620	78,414	—	—	88,030
PCD	—	—	—	—	—	14,084	—	—	14,084
Total NOOCRE	$33,525	$733,918	$529,113	$273,924	$219,282	$529,862	$30,524	$577	$2,350,725
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$13,649	$—	$—	$13,649

Commercial:
Pass	$314,939	$384,713	$86,757	$38,554	$43,535	$45,812	$1,725,663	$1,044	$2,641,017
Special mention	4,584	13,583	12,794	541	—	10,144	9,392	35	51,073
Substandard	640	16,974	3,978	545	3,767	15,843	15,244	74	57,065
PCD	—	—	—	—	—	2,908	—	—	2,908
Total commercial	$320,163	$415,270	$103,529	$39,640	$47,302	$74,707	$1,750,299	$1,153	$2,752,063
Commercial gross charge-offs	$—	$2,158	$—	$2,572	$1,083	$4,600	$—	$—	$10,413

MW:
Pass	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
Total MW	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,552	$1,045	$276	$604	$89	$1,678	$1,728	$—	$9,972
Special mention	—	—	—	—	—	85	—	—	85
Substandard	—	—	4	—	12	63	—	—	79
PCD	—	—	—	—	—	13	—	—	13
Total consumer	$4,552	$1,045	$280	$604	$101	$1,839	$1,728	$—	$10,149
Consumer gross charge-offs	$—	$29	$2	$—	$—	$205	$—	$—	$236

Total Pass	$685,978	$2,256,151	$1,691,168	$780,120	$281,293	$888,687	$2,446,493	$18,876	$9,048,766
Total Special Mention	14,390	33,846	46,238	31,174	70,577	101,508	12,279	35	310,047
Total Substandard	640	36,880	9,789	4,799	7,241	122,811	15,773	74	198,007
Total PCD	—	—	—	—	—	36,305	—	—	36,305
Total	$701,008	$2,326,877	$1,747,195	$816,093	$359,111	$1,149,311	$2,474,545	$18,985	$9,593,125
Current year gross charge-offs	$—	$2,187	$2	$2,941	$1,301	$18,935	$—	$—	$25,366
1 Term loans amortized cost basis by origination year excludes $8,785 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $592,316 and $587,529 as of June 30, 2024 and 2023, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$12,622	$15,248	$13,258	$14,880
Increase from loan sales	272	814	907	1,773
Servicing asset impairment, net recoveries	57	438	279	862
Amortization charged as a reduction to income	(753)	(1,577)	(2,246)	(2,592)
Balance at end of period	$12,198	$14,923	$12,198	$14,923
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2024 and 2023 there was a valuation allowance of $1,253 and $1,589, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at June 30, 2024 and December 31, 2023.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SBA LHI principal sold	$1,742	$590	$14,975	$6,930
Gain on sale of SBA LHI	168	431	1,344	579
USDA LHI principal sold	2,850	18,638	2,850	62,640
Gain on sale of USDA LHI	52	2,679	52	9,663
LHFS
The following table reflects LHFS.

	June 30, 2024	December 31, 2023
SBA/USDA construction and land	$34,454	$41,492
1 - 4 family residential	1,266	788
SBA OOCRE	4,297	16,758
NOOCRE	—	10,500
SBA commercial	17,029	9,534
Total LHFS	$57,046	$79,072

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,172,122	$—	$1,172,122
Equity securities with a readily determinable fair value	9,750	—	—	9,750
LHFS(1)	—	55,780	—	55,780
Interest rate swap designated as hedging instruments	—	11,214	—	11,214
Correspondent interest rate swaps not designated as hedging instruments	—	31,922	—	31,922
Customer interest rate swaps not designated as hedging instruments	—	1,030	—	1,030
Correspondent interest rate caps and collars not designated as hedging instruments	—	815	—	815
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$48,791	$—	$48,791
Correspondent interest rate swaps not designated as hedging instruments	—	1,165	—	1,165
Customer interest rate swaps not designated as hedging instruments	—	31,341	—	31,341
Customer interest rate caps and collars not designated as hedging instruments	—	815	—	815
1Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,076,639	$—	$1,076,639
Equity securities with a readily determinable fair value	9,897	—	—	9,897
LHFS(1)	—	67,784	—	67,784
Interest rate swap designated as hedging instruments	—	18,814	—	18,814
Correspondent interest rate swaps not designated as hedging instruments	—	28,007	—	28,007
Customer interest rate swaps not designated as hedging instruments	—	2,118	—	2,118
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$47,121	$—	$47,121
Correspondent interest rate swaps not designated as hedging instruments	—	2,322	—	2,322
Customer interest rate swaps not designated as hedging instruments	—	27,288	—	27,288
Customer interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2024 and December 31, 2023.

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of June 30, 2024
Assets:
Collateral dependent loans with an ACL	$—	$—	$12,044	$12,044
Servicing assets with a valuation allowance	—	—	3,670	3,670
OREO	—	—	24,256	24,256
As of December 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,274	$14,274
Servicing assets with a valuation allowance	—	—	6,682	6,682
At June 30, 2024, collateral dependent loans with an allowance had a recorded investment of $14,461, with $2,417 specific ACL allocated. At December 31, 2023, collateral dependent loans with an allowance had a carrying value of $17,660, with $3,386 of specific ACL allocated.
At June 30, 2024, servicing assets of $4,923 had a valuation allowance totaling $1,253. At December 31, 2023, servicing assets of $8,214 had a valuation allowance totaling $1,532.
OREO primarily consists of six properties recorded with a fair value of approximately $24,256 in total at June 30, 2024. There were no OREO properties recorded as of December 31, 2023.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2024 or December 31, 2023.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2024 and December 31, 2023 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$651,837	$—	$651,837	$—
HTM debt securities	177,232	—	153,686	—
LHFS(1)	1,266	—	1,266	—
LHI(2)	9,651,666	—	—	9,500,065
Accrued interest receivable	51,783	—	51,783	—
BOLI	84,233	—	84,233	—
Servicing asset	8,528	—	8,528	—
Equity securities without a readily determinable fair value	38,358	N/A	N/A	N/A
FHLB and FRB stock	53,070	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,416,727	$—	$2,416,727	$—
Interest-bearing deposits	8,308,117	—	8,196,429	—
Advances from FHLB	—	—	—	—
Accrued interest payable	34,613	—	34,613	—
Subordinated debentures and subordinated notes	230,285	—	230,285	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$629,063	$—	$629,063	$—
HTM debt securities	180,403	—	160,021	—
LHFS(1)	11,288	—	11,288	—
LHI(2)	9,577,180	—	—	9,322,744
Accrued interest receivable	53,313	—	53,313	—
BOLI	84,833	—	84,833	—
Servicing asset	6,576	—	6,576	—
Equity securities without a readily determinable fair value	11,624	N/A	N/A	N/A
FHLB and FRB stock	53,699	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,218,036	$—	$2,218,036	$—
Interest-bearing deposits	8,120,159	—	8,096,209	—
Advances from FHLB	100,000	—	100,051	—
Accrued interest payable	41,948	—	41,948	—
Subordinated debentures and subordinated notes	229,783	—	229,783	—
(1) LHFS primarily represent mortgage LHFS that are carried at lower of cost or market.
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2024 and December 31, 2023 are as shown in the table below.

	June 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$8,573	$—	$250,000	$12,208	$—
Interest rate swaps on fixed rate advances/brokered CDs	200,000	—	647	200,000	—	4,296
Interest rate swaps on customer loan interest payments	375,000	—	44,511	375,000	—	40,055
Interest rate collars on customer loan interest payments	450,000	909	3,633	450,000	2,304	2,770
Interest rate floor on customer loan interest payments	200,000	1,732	—	200,000	4,302	—
Total derivatives designated as hedging instruments	$1,475,000	$11,214	$48,791	$1,475,000	$18,814	$47,121

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$880,996	$31,922	$1,165	$893,702	$28,007	$2,322
Interest rate caps and corridors	320,088	815	—	285,370	1,344	—
Commercial customer counterparty:
Interest rate swaps	880,996	1,030	31,341	893,702	2,118	27,288
Interest rate caps and corridors	320,088	—	815	285,370	—	1,344
Total derivatives not designated as hedging instruments	$2,402,168	$33,767	$33,321	$2,358,144	$31,469	$30,954
Offsetting derivative assets/liabilities	—	(32,810)	(32,810)	—	(29,463)	(29,463)
Total derivatives	$3,877,168	$12,171	$49,302	$3,833,144	$20,820	$48,612

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and six months ended June 30, 2024 and 2023 were as follows.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,094)	$1,094	Interest Expense	$(1,094)	$1,094	Interest Expense
Interest rate swap on money market deposit account payments	(1,835)	3,517	Interest Expense	1,370	2,866	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	701	(5,499)	Interest Income	(15,309)	(4,706)	Interest Income
Total	$(2,228)	$(888)		$(15,033)	$(746)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$326			$983

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income	Gain (loss) recognized in other comprehensive income on derivative	(Loss) gain reclassified from accumulated other comprehensive income into income	Location of (loss) gain reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(2,187)	$2,187	Interest Expense	$(2,176)	$2,176	Interest Expense
Interest rate swap on money market deposit account payments	14	6,956	Interest Expense	(2,607)	5,434	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	(8,550)	(10,867)	Interest Income	(3,171)	(8,513)	Interest Income
Total	$(10,723)	$(1,724)		$(7,954)	$(903)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$775			$1,196

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$880,996	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.7 years	$(30,311)
Interest rate caps and corridors	$320,088	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 3.0% SOFR + 0.0%	Wtd. Avg. 0.2 years	$(815)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$880,996	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.7 years	$30,757
Interest rate caps and corridors	$320,088	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 3.0% SOFR + 0.0%	Wtd. Avg. 0.2 years	$815

	December 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$(25,170)
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month $0.0% - 2.5% SOFR + $0.0%	Wtd. Avg. 0.8 years	$(1,344)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$25,685
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 0.8 years	$1,344

8. OBS Loan Commitments
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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Commitments to extend credit	$2,785,103	$3,083,501
MW commitments	684,952	803,704
Standby and commercial letters of credit	115,238	111,590
Total	$3,585,293	$3,998,795
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance for ACL on unfunded commitments	$6,504	$11,583	$8,045	$10,086
(Benefit) provision for credit losses on unfunded commitments	—	(1,129)	(1,541)	368
Ending balance of ACL on unfunded commitments	$6,504	$10,454	$6,504	$10,454

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and six months ended June 30, 2024 and 2023.
A summary of option activity under the 2010 Incentive Plan for the six months ended June 30, 2023, and changes during the periods then ended, is presented below. There was no activity under the 2010 Incentive Plan for the six months ended June 30, 2024.

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,000	$10.43	1.07 years
Exercised	(1,000)	10.43
Outstanding and exercisable at June 30, 2023	—	$—	—	$—
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the six months ended June 30, 2024 and 2023 is presented below:

	Fair Value of Options Exercised as of June 30,
	2024	2023
Nonperformance-based stock options exercised	$—	$16
2022 Equity Plan, Veritex (Green) 2014 Plan and Green 2010 Plan
Grants of RSU
    During the three and six months ending June 30, 2024, the Company granted non-performance-based RSUs and PSUs under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the six months ending June 30, 2024 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2022 Equity Plan	$2,757	$2,680	$5,216	$5,145
Veritex (Green) 2014 Plan	410	487	840	909

2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of June 30, 2024 and 2023, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(17,285)	18.29
Outstanding at June 30, 2023	634,739	$24.63	5.09 years
Options exercisable at June 30, 2023	608,739	$24.79	5.03 years

Outstanding at January 1, 2024	602,573	$24.40
Cancelled	(1,263)	23.86
Outstanding at June 30, 2024	601,310	$24.40	4.35 years	$250,711
Options exercisable at June 30, 2024	601,310	$24.40	4.35 years	$250,711

There was no unrecognized compensation expense related to options awarded under the 2022 Equity Plan as of June 30, 2024 and December 31, 2023. As of June 30, 2023, there was $75 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of June 30, 2024 and 2023, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	955,104	$28.38
Granted	273,086	27.84
Vested into shares	(184,337)	29.87
Forfeited	(22,887)	32.30
Outstanding at June 30, 2023	1,020,966	$27.88

Outstanding at January 1, 2024	982,513	$27.52
Granted	190,018	21.94
Vested into shares	(187,546)	28.54
Forfeited	(7,678)	27.38
Outstanding at June 30, 2024	977,307	$26.18

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of June 30, 2024 and 2023, and changes during the six months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.90
Outstanding at June 30, 2023	129,768	$30.28

Outstanding at January 1, 2024	129,768	$30.28
Granted	113,144	18.84
Vested into shares	(72,206)	25.79
Outstanding at June 30, 2024	170,706	$25.01
As of June 30, 2024, December 31, 2023 and June 30, 2023, there was $15,742, $14,692 and $19,074 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at June 30, 2024 is expected to be recognized over the remaining weighted average requisite service period of 2.43 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the six months ended June 30, 2024 and 2023 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2024	2023
Non-performance-based stock options exercised	$—	$66
RSUs vested	3,142	3,125
PSUs vested	1,443	1,070

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of June 30, 2024 and 2023, and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(505)	21.38
Exercised	(13,266)	22.74
Outstanding at June 30, 2023	141,441	$21.86	4.28 years
Options exercisable at June 30, 2023	141,441	$21.86	4.28 years

Outstanding at January 1, 2024	124,499	$19.78
Outstanding at June 30, 2024	124,499	$19.78	3.21 years	$424,335
Options exercisable at June 30, 2024	124,499	$19.78	3.21 years	$424,335
Weighted average fair value of options granted during the period		$—
As of June 30, 2024, December 31, 2023 and June 30, 2023 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of June 30, 2024 and 2023 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at June 30, 2023	64,719	$18.26

Outstanding at January 1, 2024	64,719	$18.26
Vested into shares	(5,154)	32.20
Outstanding at June 30, 2024	59,565	$17.51

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of June 30, 2024 and 2023 and changes during the six months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at June 30, 2023	10,642	$31.93

Outstanding at January 1, 2024	10,642	$31.93
Granted	1,246	18.84
Vested into shares	(7,477)	25.94
Outstanding at June 30, 2024	4,411	$40.38
As of June 30, 2024, December 31, 2023 and June 30, 2023, there was $973, $1,781, and $2,730, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 0.90 years.

    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the Veritex (Green) 2014 Plan during the six months ended June 30, 2024 and 2023 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Six Months Ended June 30,
	2024	2023
Non-performance-based stock options exercised	$—	$18
RSUs vested	639	2,091
PSUs vested	149	227
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of June 30, 2024 and 2023, and changes during the six months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	43,162	$13.11
Exercised	(29,630)	13.22
Outstanding at June 30, 2023	13,532	$12.86	3.69 years

Outstanding at January 1, 2024	10,784	$12.65
Outstanding at June 30, 2024	10,784	$12.65	3.57 years	$91
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the six months ended June 30, 2024 and 2023 presented below:

	Fair Value of Options Exercised as of June 30,
	2024	2023
Nonperformance-based stock options exercised	$—	$365
10. Income Taxes
    Income tax expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense for the period	$8,221	$9,725	$15,458	$20,737
Effective tax rate	23.2%	22.4%	23.1%	22.3%
For the three months ended June 30, 2024, the Company had an effective tax rate of 23.2%. The Company had a one-time tax expense of $527 during the three months ended June 30, 2024. The Company had a net discrete tax expense of $26 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended June 30, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 23.1% for the three months ended June 30, 2024.

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
For the six months ended June 30, 2024, the Company had an effective tax rate of 23.1%. The Company had a one-time tax expense of $527 during the six months ended June 30, 2024. The Company had a net discrete tax expense of $410 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the six months ended June 30, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 22.5% for the six months ended June 30, 2024.
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
At December 31, 2023, we determined it was more likely than not that a portion of our deferred tax assets would not be realized in their entirety. Thus, the Company recorded a $4,249 valuation allowance in continuing operations relating to the impairment on our investment in Thrive. The deferred tax asset is not realizable due to the capital loss that will not be recognized. The position was upheld as of June 30, 2024. There was no valuation allowance in the comparable period in 2023.
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

As of June 30, 2024 and December 31, 2023, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since June 30, 2024 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total capital (to RWA)
Company	$1,540,440	13.45%	$916,247	8.0%	$1,145,309	10.0%
Bank	1,462,157	12.81	913,135	8.0	$1,141,418	10.0
Tier 1 capital (to RWA)
Company	1,230,782	10.75	686,948	6.0	686,948	6.0
Bank	1,351,766	11.85	684,438	6.0	912,585	8.0
CET1 (to RWA)
Company	1,200,782	10.49	515,111	4.5	n/a	n/a
Bank	1,351,766	11.85	513,329	4.5	741,475	6.5
Tier 1 capital (to average assets)
Company	1,230,782	10.06	489,377	4.0	n/a	n/a
Bank	1,351,766	11.09	487,562	4.0	609,453	5.0
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%	$910,897	8.0%	n/a	n/a
Bank	1,467,960	12.90	910,363	8.0	$1,137,953	10.0%
Tier 1 capital (to RWA)
Company	1,202,252	10.56	683,098	6.0	n/a	n/a
Bank	1,368,384	12.03	682,486	6.0	909,981	8.0
CET1 (to RWA)
Company	1,172,362	10.29	512,695	4.5	n/a	n/a
Bank	1,368,384	12.03	511,864	4.5	739,360	6.5
Tier 1 capital (to average assets)
Company	1,202,252	10.03	479,462	4.0	n/a	n/a
Bank	1,368,384	11.43	478,875	4.0	598,593	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $50,000 and $77,500 were paid by the Bank to the Holdco during the three and six months ending June 30, 2024, respectively. Dividends of $20,000 were paid by the Bank to the Holdco during the three and six months ended June 30, 2023.

Dividends of $10,900, or $0.20 per outstanding share of the Company’s common stock, and $21,799, or $0.40 per outstanding share of the Company’s common stock, were paid by the Company during the three and six months ended June 30, 2024, respectively. Dividends of $10,850, or $0.20 per outstanding share, and $21,687, or $0.40 per outstanding share of the Company’s common stock were paid by the Company during the three and six months ended June 30, 2023, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.81% as of June 30, 2024.

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

Overview

    We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state-chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary markets includes the broader Dallas-Fort Worth metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

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

In accordance with Item 303(c)(2)(ii) of Regulation S-K, the Company is providing a comparison of the quarter ended June 30, 2024 against the preceding sequential quarter. The Company has elected to provide this comparison because it believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. Pursuant to the requirements of Item 303(c)(2)(ii) of Regulation S-K for when there is a change in the form of presentation from period to period that forms the basis of comparison from previous periods, in this transitional Report the Company is also presenting a comparison of the quarter ended June 30, 2024 against the same period of the prior year. The Company continues to present the required comparison of current year-to-date results with the same period of the prior year.

Financial information for the three months ended March 31, 2024, may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

Results of Operations for the Three Months Ended June 30, 2024 and March 31, 2024

General

    Net income for the three months ended June 30, 2024 was $27.2 million, an increase of $3.0 million, or 12.4%, from net income of $24.2 million for the three months ended March 31, 2024.
    Basic EPS for the three months ended June 30, 2024 was $0.50, an increase of $0.06 from $0.44 for the three months ended June 30, 2023. Diluted EPS for the three months ended June 30, 2024 was $0.50, an increase of $0.06 from $0.44 for the three months ended March 31, 2024.
Net Interest Income

For the three months ended June 30, 2024, net interest income totaled $96.2 million and net interest margin and net interest spread were 3.29% and 2.04%, respectively. For the three months ended March 31, 2024, net interest income totaled $92.8 million and net interest margin and net interest spread were 3.24% and 1.97%, respectively. The increase in net interest income was primarily due to an increase in interest income of $5.0 million in interest and fees on loans, a $1.7 million increase in interest income on debt securities and a $1.2 million decrease in interest expense on transaction and savings deposits. The increase was partially offset by a $4.3 million increase in interest expense on certificates and other time deposits during the three months ended June 30, 2024, compared to the three months ended March 31, 2024. Net interest margin increased 5 bps to 3.29% from 3.24% for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, primarily due to an increase in yields on loans and debt securities during the three months ended June 30, 2024. The average cost of interest-bearing deposits increased to 4.46% for the three months ended June 30, 2024 from 4.43% for the three months ended March 31, 2024.

For the three months ended June 30, 2024, interest expense totaled $95.0 million and the average rate paid on interest-bearing liabilities was 4.50%. For the three months ended March 31, 2024, interest expense totaled $91.8 million and the average rate paid on interest-bearing liabilities was 4.47%. The quarter-over-quarter increase was primarily due to increases in the average rates paid on certificates and other time deposits.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2024 and three months ended March 31, 2024, interest income not recognized on nonaccrual loans was $763 thousand and $781 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	June 30, 2024			March 31, 2024
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,344,482	$160,323	6.90%	$9,283,815	$157,585	6.83%
LHI, MW	420,946	6,656	6.36	279,557	4,357	6.27
Debt Securities	1,352,293	15,408	4.58	1,294,994	13,695	4.25
Interest-earning deposits in other banks	560,586	7,722	5.54	584,593	8,050	5.54
Equity securities and other investments	78,964	1,138	5.80	76,269	900	4.75
Total interest-earning assets	11,757,271	191,247	6.54	11,519,228	184,587	6.44
ACL	(115,978)			(112,229)
Noninterest-earning assets	937,413			929,043
Total assets	$12,578,706			$12,336,042

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,570,329	$45,619	4.01%	$4,639,445	$46,784	4.06%
Certificates and other time deposits	3,591,035	44,811	5.02	3,283,735	40,492	4.96
Advances from FHLB	106,648	1,468	5.54	100,989	1,391	5.54
Subordinated debentures and subordinated debt	230,141	3,113	5.44	229,881	3,114	5.45
Total interest-bearing liabilities	8,498,153	95,011	4.50	8,254,050	91,781	4.47

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,346,908			2,355,315
Other liabilities	192,036			192,809
Total liabilities	11,037,097			10,802,174
Stockholders’ equity	1,541,609			1,533,868
Total liabilities and stockholders’ equity	$12,578,706			$12,336,042
Net interest rate spread(2)			2.04%			1.97%
Net interest income		$96,236			$92,806
Net interest margin(3)			3.29%			3.24%
(1) Includes average outstanding balances of LHFS of $58.5 million and $53.9 million for the three months ended June 30, 2024 and three months ended March 31, 2024, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	June 30, 2024 vs. March 31, 2024
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,027	$1,711	$2,738
LHI, MW	2,198	101	2,299
Debt Securities	604	1,109	1,713
Equity securities and other investments	(330)	2	(328)
Interest-bearing deposits in other banks	32	206	238
Total increase in interest income	3,531	3,129	6,660
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	(695)	(470)	(1,165)
Certificates and other time deposits	3,779	540	4,319
Advances from FHLB	78	(1)	77
Subordinated debentures and subordinated notes	4	(5)	(1)
Total increase in interest expense	3,166	64	3,230
Increase in net interest income	$365	$3,065	$3,430
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $8.3 million for the three months ended June 30, 2024, compared to $7.5 million provision for the three months ended March 31, 2024. The change was primarily attributable to an increase in general reserves as a result of changes in economic factors. For the three months ended June 30, 2024, we recorded no benefit or provision for unfunded commitments, compared to a $1.5 million benefit for unfunded commitments for the three months ended March 31, 2024, as the balance of unfunded commitments remained relatively flat quarter over quarter.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, loss on sales of debt securities, government guaranteed loan income, net, customer swap income, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30,	March 31,	Increase
	2024	2024	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$4,974	$4,896	$78
Loan fees	2,207	2,510	(303)
Loss on sales of debt securities	—	(6,304)	6,304
Government guaranteed loan income, net	1,320	2,614	(1,294)
Customer swap income	326	449	(123)
Other	1,751	2,497	(746)
Total noninterest income	$10,578	$6,662	$3,916
Noninterest income for the three months ended June 30, 2024 increased $3.9 million, or 58.8%, to $10.6 million compared to noninterest income of $6.7 million for the three months ended March 31, 2024. The primary drivers of the increase were as follows.
Loss on sales of debt securities. The change in the loss on sale of debt securities during the three months ended June 30, 2024, compared to the three months ended March 31, 2024, was due to a $6.3 million loss on sales of debt securities as a result of a strategic restructuring in which we sold $120.1 million of lower-yielding AFS debt securities, at amortized cost, with a 3.11% average yield. There was no corresponding restructuring completed during the three months ended June 30, 2024.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $1.3 million, or 49.5%, for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, was primarily due to a $1.8 million decrease in the gain on sale of SBA and USDA loans. The decrease was partially offset by an increase of $522 thousand on government guaranteed loans carried at fair value.
Other. Other includes other noninterest income from fees. Other noninterest income was $1.8 million for the three months ended June 30, 2024, a decrease of $746 thousand, or 29.9%, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a decrease in BOLI income of $1.3 million, which was partially offset by a $575 thousand increase in the valuation adjustment and amortization of our servicing asset compared to the three months ended March 31, 2024. The remaining changes were nominal amongst individual other noninterest income accounts.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees and regulatory fees, data processing and software expenses, marketing expenses, amortization of intangibles, telephone and communications expenses and other expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30,	March 31,	Increase
	2024	2024	(Decrease)
	(In thousands)
Salaries and employee benefits	$32,790	$33,365	$(575)
Occupancy and equipment	4,585	4,677	(92)
Professional and regulatory fees	5,617	6,053	(436)
Data processing and software expense	5,097	4,856	241
Marketing	1,976	1,546	430
Amortization of intangibles	2,438	2,438	—
Telephone and communications	365	261	104
Other	10,273	8,920	1,353
Total noninterest expense	$63,141	$62,116	$1,025

Noninterest expense for the three months ended June 30, 2024 increased $1.0 million, or 1.7%, to $63.1 million compared to noninterest expense of $62.1 million for the three months ended March 31, 2024. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $32.8 million for the three months ended June 30, 2024, a decrease of $575 thousand, or 1.7%, compared to the three months ended March 31, 2024. The decrease was primarily attributable to a $1.2 million decrease in lender incentives and an $804 thousand decrease in payroll taxes. The decrease was partially offset by a $613 thousand increase in severance costs, a $472 thousand increase in general bonuses and a $446 thousand increase in officer salaries. The remaining changes were nominal amongst individual other salaries and employee benefits expense accounts.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $10.3 million for the three months ended June 30, 2024, compared to $8.9 million for the three months ended March 31, 2024, an increase of $1.4 million, or 15.2%. This increase was primarily due to an increase of $995 thousand in earned credit rebates during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. The remaining changes were nominal amongst individual other noninterest expense accounts

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The position was upheld as of June 30, 2024 and March 31, 2024, respectively.

For the three months ended June 30, 2024, income tax expense totaled $8.2 million, an increase of $984 thousand, compared to an income tax expense of $7.2 million for the three months ended March 31, 2024. For the three months ended June 30, 2024, we had an effective tax rate of 23.2%. The increase was primarily due to a one-time tax expense of $527 thousand. The Company also had a net discrete tax expense of $26 thousand associated with the recognition of an excess tax expense realized on share-based payment awards made during the three months ended June 30, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 23.1% for the three months ended June 30, 2024.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023

General

    Net income for the three months ended June 30, 2024 was $27.2 million, a decrease of $6.5 million, or 19.4%, from net income of $33.7 million for the three months ended June 30, 2023.
    Basic EPS for the three months ended June 30, 2024 was $0.50, a decrease of $0.12 from $0.62 for the three months ended June 30, 2023. Diluted EPS for the three months ended June 30, 2024 was $0.50, a decrease of $0.12 from $0.62 for the three months ended June 30, 2023.
Net Interest Income

For the three months ended June 30, 2024, net interest income totaled $96.2 million and net interest margin and net interest spread were 3.29% and 2.04%, respectively. For the three months ended June 30, 2023, net interest income totaled $100.8 million and net interest margin and net interest spread were 3.51% and 2.50%, respectively. The decrease in net interest income was primarily due to an increase in interest expense of $16.7 million on certificates and other time deposits and a $12.7 million increase on transaction and savings deposits. The decrease was partially offset by a $16.1 million decrease in advances from FHLB, a $5.2 million increase in interest income on debt securities and an increase of $3.3 million on interest on loans during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Net interest margin decreased 22 bps to 3.29% from 3.51% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in average cost of interest-bearing deposits during the three months ended June 30, 2024. The average cost of interest-bearing deposits increased to 4.46% for the three months ended June 30, 2024 from 3.61% for the three months ended June 30, 2023.

For the three months ended June 30, 2024, interest expense totaled $95.0 million and the average rate paid on interest-bearing liabilities was 4.50%. For the three months ended June 30, 2023, interest expense totaled $81.7 million and the average rate paid on interest-bearing liabilities was 3.86%. The quarter-over-quarter increase was primarily due to increases in the average rates paid on transaction and savings deposits, and certificates and other time deposits.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2024 and three months ended June 30, 2023, interest income not recognized on nonaccrual loans was $763 thousand and $2.0 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,344,482	$160,323	6.90%	$9,285,550	$158,685	6.85%
LHI, MW	420,946	6,656	6.36	371,763	5,042	5.44
Debt Securities	1,352,293	15,408	4.58	1,133,845	10,166	3.60
Interest-earning deposits in other banks	560,586	7,722	5.54	583,818	7,507	5.16
Equity securities and other investments	78,964	1,138	5.80	137,868	1,118	3.25
Total interest-earning assets	11,757,271	191,247	6.54	11,512,844	182,518	6.36
ACL	(115,978)			(102,559)
Noninterest-earning assets	937,413			939,938
Total assets	$12,578,706			$12,350,223

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,570,329	$45,619	4.01%	$3,919,745	$32,957	3.37%
Certificates and other time deposits	3,591,035	44,811	5.02	2,873,548	28,100	3.92
Advances from FHLB	106,648	1,468	5.54	1,472,912	17,562	4.78
Subordinated debentures and subordinated debt	230,141	3,113	5.44	229,151	3,068	5.37
Total interest-bearing liabilities	8,498,153	95,011	4.50	8,495,356	81,687	3.86

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,346,908			2,175,002
Other liabilities	192,036			169,240
Total liabilities	11,037,097			10,839,598
Stockholders’ equity	1,541,609			1,510,625
Total liabilities and stockholders’ equity	$12,578,706			$12,350,223
Net interest rate spread(2)			2.04%			2.50%
Net interest income		$96,236			$100,831
Net interest margin(3)			3.29%			3.51%
(1) Includes average outstanding balances of LHFS of $58.5 million and $23.4 million for the three months ended June 30, 2024 and three months ended June 30, 2023, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	June 30, 2024 vs. June 30, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,004	$634	$1,638
LHI, MW	665	949	1,614
Debt Securities	2,631	2,611	5,242
Equity securities and other investments	(319)	534	215
Interest-bearing deposits in other banks	(383)	403	20
Total increase in interest income	3,598	5,131	8,729
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	7,744	4,918	12,662
Certificates and other time deposits	6,997	9,714	16,711
Advances from FHLB	(16,246)	152	(16,094)
Subordinated debentures and subordinated notes	13	32	45
Total (decrease) increase in interest expense	(1,491)	14,815	13,324
Increase (decrease) in net interest income	$5,089	$(9,684)	$(4,595)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $8.3 million for the three months ended June 30, 2024, compared to $15.0 million provision for the three months ended June 30, 2023. The change was primarily a result of changes in economic factors, qualitative factors and specific reserves on loans that do not share similar risk characteristics. For the three months ended June 30, 2024, we recorded no benefit or provision for unfunded commitments, compared to a $1.1 million benefit for unfunded commitments for the three months ended June 30, 2023. The main driver for no provision for unfunded commitments for the three months ended June 30, 2024 is due to a reduction of unfunded commitments from the three months ended June 30, 2023.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, gain on the sale of mortgage loans, government guaranteed loan income, net, equity method investment (loss) income, customer swap income, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	June 30,	June 30,	Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$4,974	$5,272	$(298)
Loan fees	2,207	1,520	687
Government guaranteed loan income, net	1,320	4,144	(2,824)
Equity method investment (loss) income	—	485	(485)
Customer swap income	326	983	(657)
Other	1,751	1,288	463
Total noninterest income	$10,578	$13,692	$(3,114)
Noninterest income for the three months ended June 30, 2024 decreased $3.1 million, or 22.7%, to $10.6 million compared to noninterest income of $13.7 million for the three months ended June 30, 2023. The primary drivers of the decrease were as follows.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $2.8 million, or 68.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to a $4.4 million decrease in the gain on sale of SBA and USDA loans. The decrease was partially offset by an increase of $1.5 million on government guaranteed loans carried at fair value.

Noninterest Expense
Noninterest expense is composed of all employee expenses and costs associated with operating our facilities, acquiring and retaining customer relationships and providing bank services. The major component of noninterest expense is salaries and employee benefits. Noninterest expense also includes operational expenses, such as occupancy and equipment expenses, professional fees and regulatory fees, data processing and software expenses, marketing expenses, amortization of intangibles and other expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	June 30,	June 30,	Increase
	2024	2023	(Decrease)
	(In thousands)
Salaries and employee benefits	$32,790	$28,650	$4,140
Occupancy and equipment	4,585	4,827	(242)
Professional and regulatory fees	5,617	6,868	(1,251)
Data processing and software expense	5,097	4,709	388
Marketing	1,976	2,627	(651)
Amortization of intangibles	2,438	2,468	(30)
Telephone and communications	365	355	10
Other	10,273	6,693	3,580
Total noninterest expense	$63,141	$57,197	$5,944

Noninterest expense for the three months ended June 30, 2024 increased $5.9 million, or 10.4%, to $63.1 million compared to noninterest expense of $57.2 million for the three months ended June 30, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $32.8 million for the three months ended June 30, 2024, an increase of $4.1 million, or 14.5%, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $2.1 million increase in officer salaries, a $1.4 million increase in lender incentives and a $602 thousand decrease in contra origination costs. The remaining changes were nominal amongst individual salaries and employee benefits expense accounts.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC’s assessment fees. The decrease of $1.3 million, or 18.2%, for the three months ended June 30, 2024 was primarily attributable to a decrease in FDIC assessment fees of $937 thousand, compared to the three months ended June 30, 2023. The remaining changes were nominal amongst individual professional and regulatory fee expense accounts.

Marketing. This category of expenses includes expenses related to advertising and promotions. For the three months ended June 30, 2024, marketing expense was $2.0 million, a decrease of $651 thousand or 24.8%, compared to the three months ended June 30, 2023. The decrease was primarily attributable to a $653 thousand decrease in advertising and promotions expenses. The remaining changes were nominal amongst individual marketing expense accounts.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $10.3 million for the three months ended June 30, 2024, compared to $6.7 million for the three months ended June 30, 2023, an increase of $3.6 million, or 53.5%. This increase was primarily due to an increase of $3.7 million in earned credit rebates, partially offset by a $900 thousand decrease in miscellaneous expenses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The position was upheld as of June 30, 2024. As of June 30, 2023, we did not believe a valuation allowance was necessary.

For the three months ended June 30, 2024, income tax expense totaled $8.2 million, a decrease of $1.5 million, compared to an income tax expense of $9.7 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, we had an effective tax rate of 23.2%. The Company had a one-time tax expense of $527 thousand and a net discrete tax expense of $26 thousand associated with the recognition of an excess tax expense realized on share-based payment awards made during the three months ended June 30, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 23.1% for the three months ended June 30, 2024.

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

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023

General

    Net income for the six months ended June 30, 2024 was $51.4 million, a decrease of $20.7 million, or 28.7%, from net income of $72.1 million for the six months ended June 30, 2023.
    Basic EPS for the six months ended June 30, 2024 was $0.94, a decrease of $0.39 from $1.33 for the six months ended June 30, 2023. Diluted EPS for the six months ended June 30, 2024 was $0.94, a decrease of $0.38 from $1.32 for the six months ended June 30, 2023.
Net Interest Income

For the six months ended June 30, 2024, net interest income before provisions for credit losses totaled $189.0 million and net interest margin and net interest spread were 3.27% and 2.01%, respectively. For the six months ended June 30, 2023, net interest income before provision for credit losses totaled $204.2 million and net interest margin and net interest spread were 3.60% and 2.61%, respectively. Net interest margin decreased 33 bps from the six months ended June 30, 2023, primarily due to an increase in the average rate paid on interest-bearing liabilities, partially offset by an increase in the average yields earned on interest-earning assets. The decrease in net interest income of $15.2 million was primarily attributable to an increase of $36.2 million in interest expense on certificates and other time deposits and a $29.6 million increase in interest expense on transaction accounts. The decrease was partially offset by a $27.1 million decrease in interest expense on advances from FHLB, an increase in interest income on loans of $13.5 million due to an increase in loan yields and higher average balances, a $7.9 million increase in interest income on debt securities and a $2.7 million increase in interest income on deposits in financial institutions and fed funds sold during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The $65.8 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits and borrowings. As a result, the average cost of interest-bearing deposits increased 111 bps to 4.44% for the six months ended June 30, 2024 from 3.33% for the six months ended June 30, 2023. The average costs of total deposits, including noninterest-bearing deposits, for the six months ended June 30, 2024 increased 96 bps to 3.44% compared to 2.48% for the six months ended June 30, 2023.

For the six months ended June 30, 2024, interest expense totaled $186.8 million and the average rate paid on interest-bearing liabilities was 4.48%. For the six months ended June 30, 2023, interest expense totaled $147.9 million and the average rate paid on interest-bearing liabilities was 3.60%. The increase of $39.0 million in interest expense was primarily due increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by the impact of rising interest rates year over year.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2024 and June 30, 2023, interest income not recognized on non-accrual loans was $1.5 million and $2.8 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,314,148	$317,908	6.86%	$9,213,742	$305,486	6.69%
LHI, MW	350,252	11,013	6.32	366,000	9,948	5.48
Debt securities	1,323,644	29,103	4.42	1,192,823	21,154	3.58
Interest-bearing deposits in other banks	572,589	15,772	5.54	531,373	13,041	4.95
Equity securities and other investments	77,616	2,038	5.28	131,462	2,526	3.87
Total interest-earning assets	11,638,249	375,834	6.49	11,435,400	352,155	6.21
ACL	(114,104)			(97,639)
Noninterest-earning assets	933,229			944,883
Total assets	$12,457,374			$12,282,644

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,604,887	$92,403	4.04%	$4,033,975	$62,814	3.14%
Certificates and other time deposits	3,437,385	85,303	4.99	2,731,925	49,067	3.62
Advances from FHLB	103,819	2,859	5.54	1,298,765	29,920	4.65
Subordinated debentures and subordinated notes	230,011	6,227	5.44	230,195	6,134	5.37
Total interest-bearing liabilities	8,376,102	186,792	4.48	8,294,860	147,935	3.60

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,351,112			2,322,790
Other liabilities	192,422			171,299
Total liabilities	10,919,636			10,788,949
Stockholders’ equity	1,537,738			1,493,695
Total liabilities and stockholders’ equity	$12,457,374			$12,282,644

Net interest rate spread(2)			2.01%			2.61%
Net interest income		$189,042			$204,220
Net interest margin(3)			3.27%			3.60%
(1) Includes average outstanding balances of LHFS of $56.2 million and $21.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and average balances of LHI, excluding MW.
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

	For the Six Months Ended
	June 30, 2024 vs June 30, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$3,338	$9,084	$12,422
LHI, MW	(429)	1,494	1,065
Debt securities	2,326	5,623	7,949
Interest-bearing deposits in other banks	1,014	1,717	2,731
Equity securities and other investments	(1,038)	550	(488)
Total increase in interest income	5,211	18,468	23,679
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	8,915	20,674	29,589
Certificates and other time deposits	12,706	23,530	36,236
Advances from FHLB	(27,605)	544	(27,061)
Subordinated debentures and subordinated notes	(5)	98	93
Total increase in interest expense	(5,989)	44,846	38,857
Increase in net interest income	$11,200	$(26,378)	$(15,178)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The provision for credit loan losses was $15.8 million for the six months ended June 30, 2024, compared to a $24.4 million provision for credit loan losses for the six months ended June 30, 2023, a decrease of $8.6 million. The decrease in the recorded provision for credit losses for the six months ended June 30, 2024 was primarily attributable to changes in economic factors, qualitative factors and specific reserves on loans that do not share similar risk characteristics.

For the six months ended June 30, 2024, we also recorded a $1.5 million benefit for unfunded commitments compared to a $368 thousand provision for unfunded commitments for six months ended June 30, 2023. The change from a provision to a benefit for unfunded commitments was attributable to a decrease in unfunded commitment balances and changes in economic factors. We utilize the same loss rates for the provision for on balance sheet loans and unfunded commitments.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$9,870	$10,289	$(419)
Loan fees	4,717	3,584	1,133
Loss on sales of debt securities	(6,304)	(5,321)	(983)
Government guaranteed loan income, net	3,934	13,832	(9,898)
Equity method investment loss	—	(1,036)	1,036
Customer swap income	775	1,196	(421)
Other	4,248	4,679	(431)
Total noninterest income	$17,240	$27,223	$(9,983)

Noninterest income for the six months ended June 30, 2024 decreased $10.0 million, or 36.7%, to $17.2 million compared to noninterest income of $27.2 million for the six months ended June 30, 2023. The primary drivers of the decrease were as follows:
Loan fees. The increase in loan fees of $1.1 million is primarily due to a $520 thousand increase in late charges on CRE loans and a $390 thousand of syndications and related fees. The remaining changes were nominal amongst individual other noninterest income accounts
Loss on sales of debt securities. The decrease in the loss on sale of debt securities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to a $6.3 million loss on sales of debt securities due to as a result of a strategic restructuring in which we sold $120.1 million of lower-yielding AFS debt securities, at amortized cost, with a 3.11% average yield compared to a $5.3 million loss on sales of debt securities due to the Company selling $116.2 million of debt securities in March 2023. There was no corresponding restructuring completed during the six months ended June 30, 2024.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The decrease in government guaranteed loan income, net, of $9.9 million during the six months ended June 30, 2024 was primarily due to a $9.8 million decrease in the gain on sale of USDA loans and a decrease of $1.3 million in government guaranteed LHFS loan valuation, compared to the six months ended June 30, 2023. The decrease was partially offset by an increase of $1.2 million in the gain on sale of SBA loans.
Equity method investment loss. Equity method investment loss is comprised of losses and gains primarily related to our previous Thrive Investment. The change in equity method investment loss is related to the Company divesting of our equity method investment in Thrive related to Thrive’s entry into a definitive agreement in December 2023 to be acquired by Lower, which acquisition closed in March of 2024. Our subsequent investment in Lower is accounted for under cost method accounting.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$66,155	$60,515	$5,640
Occupancy and equipment	9,262	9,800	(538)
Professional and regulatory fees	11,670	11,257	413
Data processing and software expense	9,953	9,429	524
Marketing	3,522	4,406	(884)
Amortization of intangibles	4,876	4,963	(87)
Telephone and communications	626	833	(207)
Other	19,193	12,609	6,584
Total noninterest expense	$125,257	$113,812	$11,445

Noninterest expense for the six months ended June 30, 2024 increased $11.4 million, or 10.1%, to $125.3 million compared to noninterest expense of $113.8 million for the six months ended June 30, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $66.2 million for the six months ended June 30, 2024, an increase of $5.6 million, or 9.3%, compared to the six months ended June 30, 2023. The increase was primarily attributable to a $3.9 million increase in officer salaries, a $1.1 million increase in lender incentives and a decrease of $1.8 million in contra origination costs, offset by a a $1.3 million decrease in severance costs. The remaining changes were nominal amongst individual other noninterest expense accounts.

Marketing. This category of expenses includes expenses related to advertising and promotions. For the six months ended June 30, 2024, marketing expense was $3.5 million, a decrease of $884 thousand or 20.1%, compared to the six months ended June 30, 2023. The decrease was primarily attributable to a $983 thousand decrease in advertising and promotions expenses, partially offset by an increase of $185 thousand in CRA donations.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $19.2 million for the six months ended June 30, 2024, compared to $12.6 million for the same period in 2023, an increase of $6.6 million, or 52.2%. This increase was primarily due to an increase of $6.4 million in earned credit rebates during the six months ended June 30, 2024 as compared to the same period in 2023. The remaining changes were nominal amongst individual other noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The position was upheld as of June 30, 2024. As of June 30, 2023, the Company did not believe a valuation allowance was necessary.

For the six months ended June 30, 2024, income tax expense totaled $15.5 million, a decrease of $5.2 million or 25.5% , compared to an income tax expense of $20.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, we had an effective tax rate of 23.1% which includes a one-time tax expense of $527 thousand and a discrete tax expense of $410 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 22.5%.

For the six months ended June 30, 2023, we had an effective tax rate of 22.3% which includes a discrete tax expense of $153 thousand associated with the recognition of an excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 22.1%.

Financial Condition

Our total assets increased $290.0 million, or 2.3%, from $12.39 billion as of December 31, 2023 to $12.68 billion as of June 30, 2024. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

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

As of June 30, 2024, total LHI, excluding ACL, was $9.78 billion, an increase of $191.8 million, or 2.0%, compared to $9.59 billion as of December 31, 2023. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $57.0 million and $79.1 million in loans were classified as LHFS as of June 30, 2024 and December 31, 2023, respectively.

Total LHI as a percentage of deposits were 91.2% and 92.8% as of June 30, 2024 and December 31, 2023, respectively. Total LHI, excluding MW loans, as a percentage of deposits were 85.9% and 89.1% as of June 30, 2024 and December 31, 2023, respectively. Total LHI as a percentage of assets were 77.1% and 77.4% as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30,		As of December 31,
	2024		2023		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,798,260	28.6%	$2,752,063	28.7%	$46,197	1.7%
MW	568,047	5.8	377,796	3.9	190,251	50.4
Real estate:
OOCRE	806,285	8.2	794,088	8.3	12,197	1.5
NOOCRE	2,369,848	24.2	2,350,725	24.5	19,123	0.8
Construction and land	1,536,580	15.7	1,734,254	18.1	(197,674)	(11.4)
Farmland	30,512	0.3	31,114	0.3	(602)	(1.9)
1-4 family residential	917,402	9.4	937,119	9.8	(19,717)	(2.1)
Multifamily	748,740	7.7	605,817	6.3	142,923	23.6
Consumer	9,245	0.1	10,149	0.1	(904)	(8.9)
Total LHI, carried at amortized cost(1)	$9,784,919	100.0%	$9,593,125	100.0%	$191,794	2.0%

Total LHFS	$57,046		$79,072
(1) Total LHI, carried at amortized cost, excludes $7.8 million and $8.8 million of deferred loan fees, net, as of June 30, 2024 and December 31, 2023, respectively.

CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolio's by borrower type and geographic location.

	As of June 30,
	2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$426,807	$259,402	$166,181	$305,461	$1,157,851	11.8%
Multifamily	446,018	499,391	194,558	119,824	1,259,791	12.9
Office	306,705	115,689	28,564	32,559	483,517	4.9
Retail	183,021	194,777	134,433	180,868	693,099	7.1
Hotel	168,656	23,999	112,156	140,840	445,651	4.6
SFR	233,762	30,738	68,072	9,817	342,389	3.5
Other	86,716	80,117	54,618	51,419	272,870	2.8
Total CRE	$1,851,685	$1,204,113	$758,582	$840,788	$4,655,168	47.6%

	As of December 31,
	2023
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$409,899	$263,880	$151,780	$265,138	$1,090,697	11.4%
Multifamily	395,344	506,761	165,340	125,890	1,193,335	12.4
Office	361,612	137,486	31,914	32,627	563,639	5.9
Retail	192,770	188,582	138,176	179,536	699,064	7.3
Hotel	166,356	22,764	110,795	141,054	440,969	4.6
SFR	250,151	29,556	89,582	8,201	377,490	3.9
Other	81,981	108,512	53,438	81,671	325,602	3.4
Total CRE	$1,858,113	$1,257,541	$741,025	$834,117	$4,690,796	48.9%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of June 30,		As of December 31,
	2024		2023
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
Commercial Real Estate	$771,163	7.9%	$784,523	8.2%
Lender Finance	618,639	6.3	536,568	5.6
Commercial	343,640	3.5	355,626	3.7
MW	273,397	2.8	141,329	1.5
Mortgage Servicing Rights	221,215	2.3	227,002	2.4
1-4 Family Residential	250,046	2.6	259,745	2.7
USDA and SBA	200,384	2.0	199,184	2.1
Other	8,735	0.1	370	—
Total Out of State Loans	$2,687,219	27.5%	$2,504,347	26.1%
Nonperforming Assets

The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of June 30,	As of December 31,
	2024	2023
	(Dollars in thousands)
Nonperforming loans(1)
Construction and land	$6,578	$6,793
1-4 family residential	2,006	1,965
OOCRE	5,702	9,719
NOOCRE	14,041	33,479
Commercial	30,263	40,868
Consumer	20	24
Accruing loans 90 or more days past due	143	2,975
Total nonperforming loans	58,753	95,823
OREO	24,256	—
Total nonperforming assets	$83,009	$95,823

Nonperforming assets to total assets	0.65%	0.77%
Nonperforming assets to total loans and OREO	0.85%	0.99%
Nonperforming loans to total loans	0.60%	1.00%
(1) At June 30, 2024 and December 31, 2023, nonaccrual loans included $73 thousand and $13.7 million, respectively, of PCD loans that are accounted for on a pooled basis.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2024
	Pass	Special Mention	Substandard	PCD[1]	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,495,614	$34,388	$6,578	$—	$1,536,580
Farmland	30,512	—	—	—	30,512
1 - 4 family residential	908,470	4,932	2,927	1,073	917,402
Multi-family residential	748,172	—	568	—	748,740
OOCRE	756,700	27,319	11,985	10,281	806,285
NOOCRE	2,099,373	222,760	47,282	433	2,369,848
Commercial	2,680,706	50,060	67,110	384	2,798,260
MW	549,792	—	18,255	—	568,047
Consumer	9,064	80	91	10	9,245
Total	$9,278,403	$339,539	$154,796	$12,181	$9,784,919
1 Within PCD loans, $4,089 are considered classified credits.

	December 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,693,230	$34,231	$6,793	$—	$1,734,254
Farmland	31,114	—	—	—	31,114
1 - 4 family residential	928,106	4,501	3,382	1,130	937,119
Multi-family residential	579,021	11,701	15,095	—	605,817
OOCRE	722,430	25,925	27,563	18,170	794,088
NOOCRE	2,066,080	182,531	88,030	14,084	2,350,725
Commercial	2,641,017	51,073	57,065	2,908	2,752,063
MW	377,796	—	—	—	377,796
Consumer	9,972	85	79	13	10,149
Total	$9,048,766	$310,047	$198,007	$36,305	$9,593,125

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	June 30, 2024			March 31, 2024			December 31, 2023
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$20,894	15.7%	1.36%	$19,781	16.2%	1.26%	$21,032	18.1%	1.21%
Farmland	99	0.3	0.32	107	0.3	0.35	101	0.3	0.32
1 - 4 family residential	9,181	9.4	1.00	11,516	10.0	1.19	9,539	9.8	1.02
Multi-family residential	5,754	7.7	0.77	6,339	7.7	0.84	4,882	6.3	0.81
OOCRE	13,100	8.2	1.62	9,802	8.1	1.24	10,252	8.3	1.29
NOOCRE	33,363	24.2	1.41	31,137	24.2	1.32	27,729	24.5	1.18
Commercial	29,561	28.6	1.06	32,791	28.8	1.18	35,886	28.7	1.30
MW	1,275	5.8	0.22	404	4.6	0.09	260	3.9	0.07
Consumer	204	0.1	2.21	155	0.1	1.75	135	0.1	1.33
Total	$113,431	100.0%	1.16%	$112,032	100.0%	1.15%	$109,816	100.0%	1.14%

The ACL increased $3.6 million to $113.4 million as of June 30, 2024 from December 31, 2023. The increase in the ACL compared to December 31, 2023, was primarily attributable to changes in economic factors resulting in increases in both general and qualitative factor reserves.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Six Months Ended June 30, 2024
Construction and land	$—	$1,676,731	—%
Farmland	—	31,408	—
1 - 4 family residential	(30)	956,465	(0.01)
Multi-family residential	(198)	747,697	(0.05)
OOCRE	—	778,105	—
NOOCRE	(6,262)	2,282,277	(0.55)
Commercial	(6,090)	2,796,655	(0.44)
MW	—	350,252	—
Consumer	445	8,991	9.95
Total	$(12,135)	$9,628,581	(0.25)%

Six Months Ended June 30, 2023
Construction and land	$—	$1,888,850	—%
Farmland	—	49,354	—
1 - 4 family residential	2	892,026	—
Multi-family residential	—	457,113	—
OOCRE	(116)	684,394	(0.03)
NOOCRE	(8,065)	2,371,929	(0.69)
Commercial	(4,121)	2,861,925	(0.29)
MW	—	366,000	—
Consumer	(102)	8,151	(2.52)
Total	$(12,402)	$9,579,742	(0.26)%
Net charge-offs decreased $267 thousand, or 1 bps, to average loans annualized. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
OBS Credit exposure
The ACL on off-balance-sheet credit exposures totaled $6.5 million and $8.0 million at June 30, 2024 and December 31, 2023, respectively. The level of the ACL on off-balance-sheet credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of June 30, 2024, we held equity securities with a readily determinable fair value of $9.8 million compared to $9.9 million as of December 31, 2023. These equity securities primarily represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $38.4 million at June 30, 2024, compared to $11.6 million at December 31, 2023. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of June 30, 2024, we held FHLB stock and FRB stock of $53.1 million compared to $53.7 million as of December 31, 2023. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of June 30, 2024, the carrying amount of debt securities totaled $1.35 billion, an increase of $92.3 million, or 7.3%, compared to $1.26 billion as of December 31, 2023. The increase was primarily due purchases of AFS debt securities of $415.6 million. The increase was partially offset by the sale of debt securities of $113.8 million at a loss of $6.3 million, an unrealized loss of $6.0 million and $198.0 million in paydowns. Debt securities represented 10.6% and 10.1% of total assets as of June 30, 2024 and December 31, 2023, respectively.
All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label collateralized mortgage obligations, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 127 AFS debt securities that were in an unrealized loss position totaling $98.0 million as of June 30, 2024. The Company evaluated all debt securities and no ACL on debt securities was recognized in the Company’s consolidated balance sheets as of June 30, 2024. The Company recorded no ACL for its held to maturity debt securities as of June 30, 2024 and December 31, 2023, respectively.

    As of June 30, 2024 and December 31, 2023, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates
Deposits

Total deposits as of June 30, 2024 were $10.72 billion, an increase of $386.6 million, or 3.7%, compared to $10.34 billion as of December 31, 2023. The increase from December 31, 2023 was primarily the result of increases of $552.9 million in certificates and other time deposits, $198.7 million in noninterest-bearing transactions and $4.0 million in correspondent money market deposits. The increase was partially offset by a decrease of $368.9 million in interest-bearing demand deposits.

	June 30, 2024
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,416,727	22.5%	$2,346,908
Interest-bearing transaction	523,272	4.9	549,006
Money market	3,268,286	30.4	3,247,956
Savings	187,896	1.8	172,822
Certificates and other time deposits > $250k	1,251,066	11.7	1,277,211
Certificates and other time deposits < $250k	2,493,530	23.3	2,313,824
Correspondent money market accounts	584,067	5.4	600,545
Total deposits	$10,724,844	100.0%	$10,508,272

	December 31, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,218,036	21.4%	$2,322,556
Interest-bearing transaction	927,193	9.0	851,375
Money market	3,284,324	31.8	3,061,472
Savings	136,868	1.3	115,519
Certificates and other time deposits > $250k	1,312,032	12.7	1,240,834
Certificates and other time deposits < $250k	1,879,705	18.2	2,044,330
Correspondent money market accounts	580,037	5.6	519,544
Total deposits	$10,338,195	100.0%	$10,155,630
Borrowings
We utilize short- and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2024 and December 31, 2023, total available borrowing capacity of $2.19 billion, for both periods respectively, was available under this arrangement with no outstanding balance as of June 30, 2024 and an outstanding balance of $100.0 million as of December 31, 2023. The weighted average interest rate was 5.54% for the six months ended June 30, 2024 and 4.70% for the year ended December 31, 2023. The FHLB has also issued standby letters of credit to the Company for $1.31 billion and $1.38 billion as of June 30, 2024 and December 31, 2023, respectively. We had no other short-term borrowings at the dates indicated.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	Six Months Ended
	June 30,	December 31,
	2024	2023
FRB loans pledged as collateral at period end	$2,330,754	$2,143,269
FRB securities pledged as collateral at period end	933,849	328,919
BTFP availability at period end(1)	—	455,361
Total FRB availability	$3,264,603	$2,927,549
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

	June 30, 2024
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	7.45%
SovDallas Capital Trust I	8,609	9.56
Patriot Bancshares Capital Trust I	5,155	7.44
Patriot Bancshares Capital Trust II	17,011	7.40
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.125

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2024 and the year ended December 31, 2023, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.
We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $150.0 million as of June 30, 2024. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $125.0 million as of December 31, 2023. There were no advances under these lines of credit outstanding as of June 30, 2024 and December 31, 2023.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.46 billion for the six months ended June 30, 2024 and $12.28 billion for the year ended December 31, 2023.

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	18.9%	18.8%
Interest-bearing	37.0	34.2
Certificates and other time deposits	27.6	24.2
Advances from FHLB	0.8	7.1
Other borrowings	1.8	1.9
Other liabilities	1.5	1.6
Stockholders’ equity	12.3	12.2
Total	100.0%	100.0%
Uses of Funds:
Loans	76.7%	77.3%
Debt Securities	10.6	9.6
Interest-bearing deposits in other banks	4.6	1.0
Other noninterest-earning assets	8.1	12.1
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.6%	24.4%
Average loans, excluding MW, to average deposits	89.6%	97.5%
Our primary source of funds is deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future and believe that funds provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. Our average LHI increased 0.7% for the six months ended June 30, 2024, compared to the year ended December 31, 2023. We use excess deposits to pay down FHLB borrowings to reduce wholesale funding.
As of June 30, 2024, we had $2.79 billion in outstanding commitments to extend credit, $685.0 million in unconditionally cancellable MW commitments and $115.2 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $3.08 billion in outstanding commitments to extend credit, $803.7 million in MW commitments and $111.6 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2024, we had cash and cash equivalents of $651.8 million compared to $629.1 million as of December 31, 2023.

Analysis of Cash Flows

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Net cash provided by operating activities	$85,560	$98,317
Net cash used in investing activities	(324,751)	(108,270)
Net cash provided by financing activities	261,965	237,797
Net change in cash and cash equivalents	$22,774	$227,844
Cash Flows Provided by Operating Activities
    For the six months ended June 30, 2024, net cash provided by operating activities decreased by $12.8 million when compared to the same period in 2023. The decrease in cash provided by operating activities was primarily attributable to a a decrease of $20.8 million in net income.
Cash Flows Used in Investing Activities
    For the six months ended June 30, 2024, net cash used in investing activities increased by $216.5 million when compared to the same period in 2023. The increase in cash used in investing activities was primarily attributable to a $225.9 million increase in purchases of AFS debt securities and a $60.6 million decrease in proceeds from sale of government guaranteed loans. The increase was partially offset by a $53.6 million decrease in net loans originated and a $16.7 million decrease in purchases of other investments.
Cash Flows Provided by Financing Activities
    For the six months ended June 30, 2024, net cash provided by financing activities increased by $24.2 million when compared to the same period in 2023. The increase in cash provided by financing activities was primarily attributable to a $278.1 million increase in new deposits, partially offset by a $250.0 million decrease in advances from FHLB.
    As of the six months ended June 30, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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

Shares repurchased through the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numbers of shares repurchased	175,688	—	175,688	—
Weighted average price per share	$19.90	$—	$19.90	$—

Capital Resources
Total stockholders’ equity increased to $1.55 billion as of June 30, 2024, compared to $1.53 billion as of December 31, 2023, an increase of $17.3 million, or 1.1%. The increase from December 31, 2023 to June 30, 2024 was primarily the result of $51.4 million of net income recognized and $6.1 million in stock-based compensation during the six months ended June 30, 2024. This increase was partially offset by $21.8 million in dividends declared and paid, $13.3 million in accumulated other comprehensive income, $3.5 million in stock buybacks and $1.6 million of RSUs vesting during the six months ended June 30, 2024.
By comparison, total stockholders’ equity increased to $1.49 billion as of June 30, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $41.5 million, or 2.9%. The increase from December 31, 2022 to June 30, 2023 was primarily the result of $72.1 million of net income recognized, $6.1 million in stock-based compensation and a $765 thousand increase due to the exercise of employee stock options during the six months ended June 30, 2023. This increase was partially offset by $21.7 million in dividends declared and paid, $13.8 million in other comprehensive income and $2.0 million of RSUs vesting during the six months ended June 30, 2023.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 11 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of June 30,		As of December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,540,440	13.45%	$1,500,703	13.18%
Tier 1 capital (to RWA)	1,230,782	10.75	1,202,252	10.56
CET1 (to RWA)	1,200,782	10.49	1,172,362	10.29
Tier 1 capital (to average assets)	1,230,782	10.06	1,202,252	10.03
Veritex Community Bank
Total capital (to RWA)	$1,462,157	12.81%	$1,467,960	12.90%
Tier 1 capital (to RWA)	1,351,766	11.85	1,368,384	12.03
CET1 (to RWA)	1,351,766	11.85	1,368,384	12.03
Tier 1 capital (to average assets)	1,351,766	11.09	1,368,384	11.43
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of June 30, 2024 since December 31, 2023 as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Non-GAAP Financial Measures
Our accounting and reporting policies conform to GAAP and the prevailing practices in the financial services industry. However, we also evaluate our performance by reference to certain additional financial measures discussed in this Quarterly Report on Form 10-Q that we identify as being “non-GAAP financial measures.” In accordance with SEC rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Quarterly Report on Form 10-Q may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Quarterly Report on Form 10-Q when comparing such non-GAAP financial measures.
Tangible Book Value Per Common Share. Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by number of common shares outstanding. For tangible book value per common share, the most directly comparable financial measure calculated in accordance with GAAP is book value per common share.
We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in core deposit intangibles. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	As of
	Jun 30, 2024	Jun 30, 2023
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,548,616	$1,491,280
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(23,619)	(33,371)
Tangible common equity	$1,120,545	$1,053,457
Common shares outstanding	54,350	54,261

Book value per common share	$28.49	$27.48
Tangible book value per common share	$20.62	$19.41

Tangible Common Equity to Tangible Assets. Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity, less goodwill and core deposit intangibles, net of accumulated amortization; (b) tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, in each case, exclusive of changes in core deposit intangibles. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	As of
	Jun 30, 2024	Jun 30, 2023
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,548,616	$1,491,280
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(23,619)	(33,371)
Tangible common equity	$1,120,545	$1,053,457
Tangible Assets
Total assets	$12,684,330	$12,470,368
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(23,619)	(33,371)
Tangible Assets	$12,256,259	$12,032,545
Tangible Common Equity to Tangible Assets	9.14%	8.76%

Return on Average Tangible Common Equity. Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) net income available for common stockholders adjusted for amortization of core deposit intangibles (which we refer to as “return”) as net income, plus amortization of core deposit intangibles, less tax benefit at the statutory rate; (b) average tangible common equity as total average stockholders’ equity less average goodwill and average core deposit intangibles, net of accumulated amortization; and (c) return (as described in clause (a)) divided by average tangible common equity (as described in clause (b)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

We believe that this measure is important to many investors in the marketplace who are interested in the return on common equity, exclusive of the impact of core deposit intangibles. Goodwill and core deposit intangibles have the effect of increasing total stockholders’ equity while not increasing our tangible common equity. This measure is particularly relevant to acquisitive institutions that may have higher balances in goodwill and core deposit intangibles than non-acquisitive institutions.

The following table reconciles, as of the dates set forth below, average tangible common equity to average common equity and net income available for common stockholders adjusted for amortization of core deposit intangibles, net of taxes to net income and presents our return on average tangible common equity:

	For the Quarter Ended		For the Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023

Net income available for common stockholders adjusted for amortization of core deposit intangibles
Net income	$27,202	$33,730	$51,358	$72,141
Adjustments:
Plus: Amortization of core deposit intangibles	2,438	2,438	4,876	4,876
Less: Tax benefit at the statutory rate	512	512	1,024	1,024
Net income available for common stockholders adjusted for amortization of core deposit intangibles	$29,128	$35,656	$55,210	$75,993

Average Tangible Common Equity
Total average stockholders' equity	$1,541,609	$1,510,625	$1,537,738	$1,493,695
Adjustments:
Average goodwill	(404,452)	(404,452)	(404,452)	(404,452)
Average core deposit intangibles	(25,218)	(34,969)	(26,437)	(36,159)
Average tangible common equity	$1,111,939	$1,071,204	$1,106,849	$1,053,084
Return on Average Tangible Common Equity (Annualized)	10.54%	13.35%	10.03%	14.55%

Operating Earnings. Operating earnings and the performance metrics calculated using these metrics, listed below, are non-GAAP measures used by management to evaluate the Company’s financial performance. We calculate (a) operating earnings as net income plus severance payments, plus loss on sale of debt securities AFS, net, plus M&A expenses less tax impact of adjustments, plus nonrecurring tax adjustments. We calculate (b) diluted operating earnings per share as operating earnings as described in clause (a) divided by weighted average diluted shares outstanding.

We believe that these measures and the operating metrics calculated utilizing these measures are important to management and many investors in the marketplace who are interested in understanding the ongoing operating performance of the Company and provide meaningful comparisons to its peers.

The following tables reconcile, as of the dates set forth below, operating earnings and related metrics:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2024	Jun 30, 2023	June 30, 2024	Jun 30, 2023

Operating Earnings
Net income	$27,202	$33,730	$51,358	$72,141
Plus: Severance payments[1]	613	1,194	613	2,029
Plus: Loss on sale of AFS securities, net	—	—	6,304	5,321
Plus: FDIC special assessment	134	—	134	—
Operating pre-tax income	27,949	34,924	58,409	79,491
Less: Tax impact of adjustments	166	251	1,489	1,544
Plus: Nonrecurring tax adjustments	527	—	527	—
Operating earnings	$28,310	$34,673	$57,447	$77,947

Weighted average diluted shares outstanding	54,823	54,486	54,832	54,546
Diluted EPS	$0.50	$0.62	$0.94	$1.32
Diluted operating EPS	$0.52	$0.64	$1.05	$1.43
1 Severance payments relate to certain restructurings made during the periods disclosed.

Pre-tax, Pre-provision Operating Earnings. Pre-provision operating earnings is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate pre-tax, pre-provision operating earnings as operating earnings as described in clause (a), plus provision for income taxes and plus provision (benefit) for credit losses.

We believe that these measures and the operating metrics calculated utilizing these measures are important to management and many investors in the marketplace who are interested in understanding the ongoing operating performance of the Company and provide meaningful comparisons to its peers.

The following tables reconcile, as of the dates set forth below, pre-tax, pre-provision operating earnings and related metrics:

	For the Quarter Ended		For the Six Months Ended
	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Jun 30, 2023

Pre-Tax, Pre-Provision Operating Earnings
Net income	$27,202	$33,730	$51,358	$72,141
Plus: Provision for income taxes	8,221	9,725	15,458	20,737
Plus: Provision for credit losses and unfunded commitments	8,250	13,871	14,209	24,753
Plus: Severance payments	613	1,194	613	2,029
Plus: Loss on sale of AFS securities, net	—	—	6,304	5,321
Plus: FDIC special assessment	134	—	134	—
Pre-tax, pre-provision operating earnings	$44,420	$58,520	$88,076	$124,981

.

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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 bps shift, 10.0% for a 200 bps shift, and 15.0% for a 300 bps shift.

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (BPS)	Income	of Equity	Income	of Equity
+ 300	11.33%	(6.40)%	11.39%	(6.15)%
+ 200	7.65	(3.42)	7.70	(3.23)
+ 100	3.93	(1.12)	3.92	(1.05)
Base	—	—	—	—
−100	(4.58)	(1.41)	(4.16)	(1.65)
−200	(7.60)	(3.67)	(10.01)	(6.48)
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50.0 million shares of the Company’s outstanding common stock. The Stock Buyback Program has an expiration date of March 31, 2025, and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the three months ended June 30, 2024, the Company repurchased shares of its common stock in the following amounts:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Beginning $ balance	—	$—	—	$50,000,000
April 1, 2024 - April 30, 2024	25,000	19.92	25,000	49,502,036
May 1, 2024 - May 31, 2024	52,374	20.13	52,374	48,447,547
June 1, 2024 - June 30, 2024	98,314	19.78	98,314	46,502,964
Quarterly totals and remaining $ balance available to repurchase	175,688	$19.90	175,688	$46,502,964

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 2, 2024	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)