Form 10-Q
period 2024-09-30
Veritex Holdings, Inc.
filed 2024-11-08
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of November 7, 2024, there were 54,483,871 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Loss	Green	Green Bank
AFS	Available-For-Sale	GAAP	Generally Accepted Accounting Principles in the United States of America
AOCI	Accumulated Other Comprehensive Income	HTM	Held-To-Maturity
APIC	Additional Paid-In Capital	LHFS	Loans Held for Sale
ASC	Accounting Standards Codification	LHI	Loans Held for Investment
ASU	Accounting Standard Update	LIBOR	London Interbank Offered Rate
BOLI	Bank-Owned Life Insurance	Lower	Lower Holding Company
Board	Board of Directors of Veritex Holdings, Inc.	M&A	Mergers and acquisitions
bps	Basis Points	MBS	Mortgage-backed Securities
BTFP	Bank Term Funding Program	MW	Mortgage Warehouse
CBLR	Community Bank Leverage Ratio	NOOCRE	Non-owner Occupied CRE
CD	Certificates of Deposit	OBS	Off-Balance Sheet
CECL	Current Expected Credit Losses	OOCRE	Owner Occupied CRE
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMO	Collateralized Mortgage Obligation	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	PSU	Performance-based Restricted stock units
DCF	Discounted Cash Flow	RBC	Risk-Based Capital
DFW	Dallas-Fort Worth	RSU	Restricted stock units
EPS	Earnings Per Share	RWA	Risk-Weighted Assets
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	U. S. Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
Federal Reserve	The Federal Reserve System	TDB	Texas Department of Banking
FHLB	Federal Home Loan Bank	Thrive	Thrive Mortgage, LLC
FRB	Federal Reserve Bank of Dallas	USDA	United States Department of Agriculture

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of September 30, 2024 and December 31, 2023
(Dollars in thousands, except par value and share information)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and due from banks	$54,165	$58,914
Interest bearing deposits in other banks	1,046,625	570,149
Total cash and cash equivalents	1,100,790	629,063
Debt securities AFS, at fair value	1,243,246	1,076,639
Debt securities HTM (fair value of $161,271 and $160,021, at September 30, 2024 and December 31, 2023, respectively)	180,364	180,403
Equity securities	22,377	21,521
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB Stock and FRB Stock	47,862	53,699
Total investments	1,494,867	1,333,280
LHFS	48,496	79,072
LHI, MW	630,650	377,796
LHI, excluding MW	9,028,575	9,206,544
Less: ACL	(117,162)	(109,816)
Total LHI, net	9,542,063	9,474,524
BOLI	84,776	84,833
Premises and equipment, net	114,202	105,727
OREO	9,034	—
Intangible assets, net of accumulated amortization	32,825	41,753
Goodwill	404,452	404,452
Other assets	211,471	241,633
Total assets	$13,042,976	$12,394,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,643,894	$2,218,036
Interest-bearing transaction and savings deposits	4,204,708	4,348,385
Certificates and other time deposits	3,625,920	3,191,737
Correspondent money market deposits	561,489	580,037
Total deposits	11,036,011	10,338,195
Accounts payable and other liabilities	168,415	195,036
Advances from FHLB	—	100,000
Subordinated debentures and subordinated notes	230,536	229,783
Total liabilities	11,434,962	10,863,014
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,261,938 and 60,976,462 at September 30, 2024 and December 31, 2023, respectively	613	610
APIC	1,324,929	1,317,516
Retained earnings	493,921	444,242
AOCI	(40,330)	(63,463)
Treasury stock, 6,815,764 and 6,638,094 shares, at cost, at September 30, 2024 and December 31, 2023, respectively	(171,119)	(167,582)
Total stockholders’ equity	1,608,014	1,531,323
Total liabilities and stockholders’ equity	$13,042,976	$12,394,337

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$167,261	$167,368	$496,182	$482,802
Debt securities	15,830	10,928	44,933	32,082
Deposits in financial institutions and Federal Funds sold	12,571	7,128	28,343	20,169
Equity securities and other investments	1,001	1,691	3,039	4,217
Total interest and dividend income	196,663	187,115	572,497	539,270
INTEREST EXPENSE
Transaction and savings deposits	47,208	39,936	139,611	102,750
Certificates and other time deposits	46,230	36,177	131,533	85,244
Advances from FHLB	47	8,523	2,906	38,443
Subordinated debentures and subordinated notes	3,116	3,118	9,343	9,252
Total interest expense	96,601	87,754	283,393	235,689
NET INTEREST INCOME	100,062	99,361	289,104	303,581
Provision for credit losses	4,000	8,627	19,750	33,012
Benefit for credit losses on unfunded commitments	—	(909)	(1,541)	(541)
Net interest income after provision (benefit) for credit losses	96,062	91,643	270,895	271,110
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,442	5,159	15,312	15,448
Loan fees	3,278	1,564	7,995	5,148
Loss on sales of debt securities	—	—	(6,304)	(5,321)
Government guaranteed loan income, net	780	1,772	4,714	15,604
Equity method investment loss	—	(136)	—	(1,172)
Customer swap income	271	202	1,046	1,380
Other	3,335	1,113	7,583	5,810
Total noninterest income	13,106	9,674	30,346	36,897
NONINTEREST EXPENSE
Salaries and employee benefits	37,370	30,949	103,525	91,464
Occupancy and equipment	4,789	4,881	14,051	14,681
Professional and regulatory fees	4,903	7,283	16,573	18,540
Data processing and software expense	5,268	4,541	15,221	13,970
Marketing	2,781	2,353	6,303	6,759
Amortization of intangibles	2,438	2,438	7,314	7,401
Telephone and communications	335	362	961	1,195
Other	12,216	6,607	31,409	19,216
Total noninterest expense	70,100	59,414	195,357	173,226
Income before income tax expense	39,068	41,903	105,884	134,781
Provision for income taxes	8,067	9,282	23,525	30,019
NET INCOME	$31,001	$32,621	$82,359	$104,762
Basic EPS	$0.57	$0.60	$1.51	$1.93
Diluted EPS	$0.56	$0.60	$1.50	$1.92
See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$31,001	$32,621	$82,359	$104,762
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized gains (losses) on debt securities AFS during the period, net	35,720	(19,068)	20,700	(38,496)
(Accretion) amortization from transfer of debt securities from AFS to HTM	(163)	(168)	2,599	3,289
Reclassification adjustment for net losses included in net income	—	—	6,304	5,321
Net unrealized gains (losses) on debt securities AFS	35,557	(19,236)	29,603	(29,886)

Net unrealized gains (losses) on derivative instruments designated as cash flow hedges	10,541	(11,917)	(182)	(19,872)
Other comprehensive income (loss), before tax	46,098	(31,153)	29,421	(49,758)
Income tax expense (benefit)	9,715	(6,507)	6,288	(11,328)
Other comprehensive income (loss), net of tax	36,383	(24,646)	23,133	(38,430)
COMPREHENSIVE INCOME	$67,384	$7,975	$105,492	$66,332

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except share data)

Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	54,350,350	$612	6,813,782	$(171,079)	$1,321,995	$473,801	$(76,713)	$1,548,616
RSUs vested, net of 28,981 shares withheld to cover taxes	73,419	1	—	—	(613)	—	—	(612)
Exercise of employee stock options, net of 492 and 1,798 shares withheld to cover taxes and exercise, respectively.	24,387	—	—	—	350	—	—	350
Stock buyback	(1,982)	—	1,982	(40)	—	—	—	(40)
Stock based compensation	—	—	—	—	3,197	—	—	3,197
Net income	—	—	—	—	—	31,001	—	31,001
Dividends paid	—	—	—	—	—	(10,881)	—	(10,881)
Other comprehensive income	—	—	—	—	—	—	36,383	36,383
Balance at September 30, 2024	54,446,174	$613	6,815,764	$(171,119)	$1,324,929	$493,921	$(40,330)	$1,608,014

Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at June 30, 2023	54,260,792	$609	6,638,094	$(167,582)	$1,311,687	$429,753	$(83,187)	$1,491,280
RSUs vested, net of 12,354 shares withheld to cover taxes	41,249	—	—	—	(226)	—	—	(226)
Exercise of employee stock options	2,748	—	—	—	38	—	—	38
Stock based compensation	—	—	—	—	2,960	—	—	2,960
Net income	—	—	—	—	—	32,621	—	32,621
Dividends paid	—	—	—	—	—	(10,861)	—	(10,861)
Other comprehensive loss	—	—	—	—	—	—	(24,646)	(24,646)
Balance at September 30, 2023	54,304,789	$609	6,638,094	$(167,582)	$1,314,459	$451,513	$(107,833)	$1,491,166

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands, except share data)

Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSUs vested, net of 113,694 shares withheld to cover taxes	261,089	3	—	—	(2,190)	—	—	(2,187)
Exercise of employee stock options, net of 492 and 1,798 shares withheld to cover taxes and exercise, respectively	24,387	—	—	—	350	—	—	350
Stock buyback	(177,670)	—	177,670	(3,537)	—	—	—	(3,537)
Stock based compensation	—	—	—	—	9,253	—	—	9,253
Net income	—	—	—	—	—	82,359	—	82,359
Dividends paid	—	—	—	—	—	(32,680)	—	(32,680)
Other comprehensive income	—	—	—	—	—	—	23,133	23,133
Balance at September 30, 2024	54,446,174	$613	6,815,764	$(171,119)	$1,324,929	$493,921	$(40,330)	$1,608,014

Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 86,779 shares withheld to cover taxes	220,755	2	—	—	(2,210)	—	—	(2,208)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	54,079	—	—	—	803	—	—	803
Stock based compensation	—	—	—	—	9,014	—	—	9,014
Net income	—	—	—	—	—	104,762	—	104,762
Dividends paid	—	—	—	—	—	(32,548)	—	(32,548)
Other comprehensive loss	—	—	—	—	—	—	(38,430)	(38,430)
Balance at September 30, 2023	54,304,789	$609	6,638,094	$(167,582)	$1,314,459	$451,513	$(107,833)	$1,491,166

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$82,359	$104,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	14,185	14,899
Net (accretion) amortization of time deposit premium, debt discount and debt issuance costs	(2,540)	722
Provision for credit losses and unfunded commitments	18,209	32,471
Accretion of loan discount	(1,663)	(2,884)
Stock-based compensation expense	9,253	9,014
Excess tax expense from stock compensation	501	259
Net (accretion) amortization of premiums on debt securities	(609)	1,925
Unrealized (gain) loss on equity securities recognized in earnings	(209)	335
Change in cash surrender value and mortality rates of BOLI	57	(371)
Loss on sales of debt securities	6,304	5,321
Change in fair value of government guaranteed loans using fair value option	1,455	(2,006)
Gain on sales of mortgage LHFS	(84)	(67)
Gain on sales of government guaranteed loans	(6,164)	(13,593)
Servicing asset recoveries, net	(401)	(407)
Originations of LHFS	(27,690)	(52,629)
Proceeds from sales of LHFS	50,243	37,138
Equity method investment loss	—	1,172
Decrease (increase) in other assets	36,169	(34,572)
(Decrease) increase in accounts payable and other liabilities	(36,366)	36,579
Net cash provided by operating activities	143,009	138,068
Cash flows from investing activities:
Purchases of AFS debt securities	(638,172)	(439,633)
Proceeds from sales of AFS debt securities	113,794	109,793
Proceeds from maturities, calls and pay downs of AFS debt securities	382,728	511,343
Purchases of HTM debt securities	(4,620)	—
Maturity, calls and paydowns of HTM debt securities	3,610	3,196
Proceeds of other investments	5,190	41,246
Net loans originated	(115,709)	(232,978)
Proceeds from sale of government guaranteed loans	30,928	82,950
Net (disposals) additions to premises and equipment	(12,086)	(1,019)
Net cash (used in) provided by investing activities	(234,337)	74,898
Cash flows from financing activities:
Net increase in deposits	701,109	1,073,318
Net (decrease) in advances from FHLB	(100,000)	(975,000)
Payments to tax authorities for stock-based compensation	(2,187)	(2,208)
Proceeds from exercise of employee stock options	350	803
Purchase of treasury stock	(3,537)	—
Dividends paid	(32,680)	(32,548)
Net cash provided by financing activities	563,055	64,365
Net increase in cash and cash equivalents	471,727	277,331
Cash and cash equivalents at beginning of period	629,063	436,077
Cash and cash equivalents at end of period	$1,100,790	$713,408
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches located in the DFW metroplex and 12 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

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

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$31,001	$32,621	$82,359	$104,762
Denominator:
Weighted average shares outstanding for basic EPS	54,409	54,300	54,437	54,233
Dilutive effect of employee stock-based awards	523	297	429	330
Adjusted weighted average shares outstanding	54,932	54,597	54,866	54,563
EPS:
Basic	$0.57	$0.60	$1.51	$1.93
Diluted	$0.56	$0.60	$1.50	$1.92
Antidilutive shares	498	1,339	948	1,314
For the three months ended September 30, 2024, there were 498 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 136 relating to RSUs and 362 relating to stock options. For the nine months ended September 30, 2024, there were 948 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 338 relating to RSUs and 610 relating to stock options.

For the three months ended September 30, 2023, there were 1,339 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 671 related to RSUs and 668 related to stock options. For the nine months ended September 30, 2023, there were 1,314 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 645 related to RSUs and 669 related to stock options.

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

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for interest	$283,619	$208,668
Cash paid for income taxes	9,766	38,893

3. Share Transactions
Stock Buyback Program

    On March 26, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. The Stock Buyback Program has an expiration date of March 31, 2025 and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and the program may be terminated or amended by the Board at any time prior to its expiration.

Shares repurchased through the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numbers of shares repurchased	1,982	—	177,670	—
Weighted average price per share	$20.24	$—	$19.91	$—

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $10,106 and $9,897 at September 30, 2024 and December 31, 2023, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three or nine months ended September 30, 2024 or 2023. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$356	$(304)	$209	$(335)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair value and measured at aggregate cost of $48,582 and $11,624 as of September 30, 2024 and December 31, 2023, respectively.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$271,207	$1,754	$21,515	$—	$251,446
Municipal securities	14,230	—	2,617	—	11,613
MBS	231,561	6,101	10,664	—	226,998
CMO	599,201	7,056	33,975	—	572,282
Asset-backed securities	113,882	1,477	1,892	—	113,467
Collateralized loan obligations	67,578	112	250	—	67,440
	$1,297,659	$16,500	$70,913	$—	$1,243,246

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$31,277	$—	$5,175	$—	$26,102
CMO	33,114	—	3,836	—	29,278
Municipal securities	115,973	58	10,140	—	105,891
	$180,364	$58	$19,151	$—	$161,271

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
MBS	194,486	4,430	13,465	—	185,451
CMO	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
	$1,161,178	$11,251	$95,790	$—	$1,076,639

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$33,716	$—	$6,037	$—	$27,679
CMO	34,483	—	4,567	—	29,916
Municipal securities	112,204	86	9,864	—	102,426
	$180,403	$86	$20,468	$—	$160,021
MBS are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All MBS included in the table above were issued by U.S. government agencies or corporations.
The Company did not transfer any debt securities from AFS to HTM during the nine months ended September 30, 2024. For the year ended December 31, 2022, the Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM was recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,599 and $3,122 at September 30, 2024 and December 31, 2023, respectively.
The following tables disclose the Company’s debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	September 30, 2024
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$45,852	$4,038	$169,253	$17,477	$215,105	$21,515
Municipal securities	9,489	2,552	2,124	65	11,613	2,617
MBS	—	—	86,119	10,664	86,119	10,664
CMO	18,018	496	336,408	33,479	354,426	33,975
Asset-backed securities	39,701	201	13,997	1,691	53,698	1,892
Collateralized loan obligations	12,012	250	—	—	12,012	250
	$125,072	$7,537	$607,901	$63,376	$732,973	$70,913

HTM
MBS	$—	$—	$26,102	$5,175	$26,102	$5,175
CMO	—	—	29,278	3,836	29,278	3,836
Municipal securities	22,877	3,652	70,932	6,488	93,809	10,140
	$22,877	$3,652	$126,312	$15,499	$149,189	$19,151

	December 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$34,989	$5,970	$162,148	$23,596	$197,137	$29,566
Municipal securities	6,792	45	22,052	3,213	28,844	3,258
MBS	—	—	104,486	13,465	104,486	13,465
CMO	—	—	419,044	46,999	419,044	46,999
Asset-backed securities	9,011	1,559	8,847	571	17,858	2,130
Collateralized loan obligations	—	—	63,878	372	63,878	372
	$50,792	$7,574	$780,455	$88,216	$831,247	$95,790

HTM
MBS	$—	$—	$27,679	$6,037	$27,679	$6,037
CMO	—	—	29,916	4,567	29,916	4,567
Municipal securities	7,845	270	79,713	9,594	87,558	9,864
	$7,845	$270	$137,308	$20,198	$145,153	$20,468

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
The number of AFS debt securities in an unrealized loss position totaled 122 and 142 at September 30, 2024 and December 31, 2023, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

The following table presents the activity in the ACL for AFS debt securities:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
ACL on debt securities:
Beginning balance	$—	$885	$—	$—
Credit loss recovery	—	(885)	—	—
Ending balance	$—	$—	$—	$—

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

	September 30, 2024
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,939	$3,939
Due from one year to five years	73,247	72,887	894	868
Due from five years to ten years	181,966	165,765	19,512	19,153
Due after ten years	30,224	24,407	91,628	81,931
	285,437	263,059	115,973	105,891
MBS and CMO	830,762	799,280	64,391	55,380
Asset-backed securities	113,882	113,467	—	—
Collateralized loan obligations	67,578	67,440	—	—
	$1,297,659	$1,243,246	$180,364	$161,271

	December 31, 2023
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,018	$1,906	$—	$—
Due from one year to five years	46,645	46,682	4,445	4,448
Due from five years to ten years	188,526	163,397	12,806	12,628
Due after ten years	54,094	47,616	94,953	85,350
	291,283	259,601	112,204	102,426
MBS and CMO	757,907	706,507	68,199	57,595
Asset-backed securities	47,738	46,653	—	—
Collateralized loan obligations	64,250	63,878	—	—
	$1,161,178	$1,076,639	$180,403	$160,021

Proceeds from sales of debt securities AFS and gross gains and losses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months ended September 30,
	2024	2023
Proceeds from sales	$113,794	$109,793
Gross realized losses	6,304	5,321
As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. There was a blanket floating lien on all debt securities held by the Company to secure FHLB advances as of September 30, 2024 and December 31, 2023.
5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	September 30, 2024	December 31, 2023
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,436,540	$1,734,254
Farmland	32,254	31,114
1 - 4 family residential	944,755	937,119
Multi-family residential	738,090	605,817
OOCRE	807,223	794,088
NOOCRE	2,338,094	2,350,725
Commercial	2,728,544	2,752,063
MW	630,650	377,796
Consumer	11,292	10,149
	$9,667,442	$9,593,125

Deferred loan fees, net	(8,217)	(8,785)
ACL	(117,162)	(109,816)
Total LHI, net	$9,542,063	$9,474,524
Included in the total LHI, net, as of September 30, 2024 and December 31, 2023 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $4,330 and $5,334, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of September 30, 2024 and December 31, 2023 is a discount on retained loans from sale of originated SBA and USDA loans of $8,806 and $7,629, respectively.
During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $156,918 as of September 30, 2024. The remaining net purchase discount of $2,553 and $3,231 related to these 1-4 family residential loans purchased is included in the total LHI, net, as of September 30, 2024 and December 31, 2023, respectively. No additional pooled residential real estate loans have been repurchased since 2022.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended September 30, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$20,894	$99	$9,181	$5,754	$13,100	$33,363	$29,561	$1,275	$204	$113,431
Credit (benefit) loss expense non-PCD loans	(1,524)	(1)	356	(132)	3,671	7,169	(5,385)	(240)	(48)	3,866
Credit (benefit) loss expense PCD loans	—	—	(1)	—	136	—	(1)	—	—	134
Charge-offs	—	—	—	—	—	—	(2,259)	—	(54)	(2,313)
Recoveries	—	—	3	—	—	—	1,962	46	33	2,044
Ending Balance	$19,370	$98	$9,539	$5,622	$16,907	$40,532	$23,878	$1,081	$135	$117,162

	Three Months Ended September 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$18,145	$170	$9,209	$4,707	$7,519	$27,875	$34,197	$—	$328	$102,150
Credit loss (benefit) expense non-PCD loans	1,304	21	150	133	581	947	5,072	465	57	8,730
Credit (benefit) loss expense PCD loans	—	—	—	—	(6)	797	(9)	—	—	782
Charge-offs	—	—	—	—	(375)	—	(1,929)	—	(49)	(2,353)
Recoveries	—	—	—	—	—	200	308	—	14	522
Ending Balance	$19,449	$191	$9,359	$4,840	$7,719	$29,819	$37,639	$465	$350	$109,831

	Nine Months Ended September 30, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
Credit (benefit) loss expense non-PCD loans	(1,662)	(3)	24	938	6,810	23,017	(5,510)	775	(424)	23,965
Credit loss (benefit) expense PCD loans	—	—	3	—	(155)	(3,952)	(111)	—	—	(4,215)
Charge-offs	—	—	(31)	(198)	(120)	(6,262)	(8,806)	—	(155)	(15,572)
Recoveries	—	—	4	—	120	—	2,419	46	579	3,168
Ending Balance	$19,370	$98	$9,539	$5,622	$16,907	$40,532	$23,878	$1,081	$135	$117,162

	Nine Months Ended September 30, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052
Credit loss (benefit) expense non-PCD loans	6,375	64	(169)	2,233	(467)	10,362	13,709	465	375	32,947
Credit loss (benefit) expense PCD loans	(46)	—	(7)	—	(30)	618	(470)	—	—	65
Charge-offs	—	—	—	—	(491)	(8,215)	(6,520)	—	(203)	(15,429)
Recoveries	—	—	2	—	—	350	778	—	66	1,196
Ending Balance	$19,449	$191	$9,359	$4,840	$7,719	$29,819	$37,639	$465	$350	$109,831
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the DFW metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL.
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

	September 30, 2024		December 31, 2023
	Real Property	ACL Allocation	Real Property	ACL Allocation

OOCRE	$—	$—	$3,059	$47
NOOCRE	9,449	—	21,169	—
Commercial	972	197	20,711	3,339
Total	$10,421	$197	$44,939	$3,386

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

Nonaccrual loans aggregated by class of loans, as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024		December 31, 2023
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL

Construction and land	$6,578	$6,578	$6,793	$6,793
1 - 4 family residential	1,995	1,995	1,965	1,965
OOCRE	5,653	5,653	9,719	9,493
NOOCRE	13,970	13,970	33,479	33,479
Commercial	27,191	9,646	40,868	10,610
Consumer	17	17	24	24
Total	$55,404	$37,859	$92,848	$62,364
    There were $70 and $13,715 of PCD loans that are not accounted for on a pooled basis included in nonaccrual loans at September 30, 2024 and December 31, 2023, respectively.
    During the three months ended September 30, 2024 and 2023, interest income not recognized on nonaccrual loans was $638 and $1,921, respectively. During the nine months ended September 30, 2024 and 2023, interest income not recognized on non-accrual loans was $2,182 and $4,689, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$6,578	$6,578	$1,429,962	$1,436,540	$—
Farmland	—	—	—	—	32,254	32,254	—
1 - 4 family residential	790	1,290	3,862	5,942	938,813	944,755	2,137
Multi-family residential	—	566	—	566	737,524	738,090	—
OOCRE	905	776	6,376	8,057	799,166	807,223	723
NOOCRE	14,983	2,595	11,886	29,464	2,308,630	2,338,094	—
Commercial	632	3,295	10,655	14,582	2,713,962	2,728,544	—
MW	—	—	—	—	630,650	630,650	—
Consumer	84	—	—	84	11,208	11,292	—
Total	$17,394	$8,522	$39,357	$65,273	$9,602,169	$9,667,442	$2,860

	December 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$29,379	$—	$6,793	$36,172	$1,698,082	$1,734,254	$—
Farmland	—	—	—	—	31,114	31,114	—
1 - 4 family residential	4,359	2,535	3,691	10,585	926,534	937,119	1,726
Multi-family residential	15,095	—	—	15,095	590,722	605,817	—
OOCRE	916	114	10,185	11,215	782,873	794,088	466
NOOCRE	3,182	642	20,547	24,371	2,326,354	2,350,725	783
Commercial	3,485	1,394	9,122	14,001	2,738,062	2,752,063	—
MW	—	—	—	—	377,796	377,796	—
Consumer	76	—	—	76	10,073	10,149	—
Total	$56,492	$4,685	$50,338	$111,515	$9,481,610	$9,593,125	$2,975

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
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2024:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Interest Rate Reduction		Financial Impact
	Amortized Cost Basis	% of Loan Class
NOOCRE	$28,331	1.2%	Interest rate reduced longer than 3 months

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
Construction and land	$12,206	0.8%	Principal and interest payments deferred longer than three months
NOOCRE	3,406	0.1	Principal and interest payments deferred longer than three months
Commercial	872	—	Principal and interest payments deferred longer than three months
	$16,484

	Combination - Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$56,635	2.4%	Principal payments deferred and interest rate reduced longer than three months
Commercial	4,631	0.2	Principal payments deferred and interest rate reduced longer than three months
	$61,266
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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$12,206	$—	$—	$—
NOOCRE	86,965	—	—	1,407
Commercial	18,375	121	—	1,921
Total	$117,546	$121	$—	$3,328
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of September 30, 2024 or December 31, 2023.
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
    Credits rated substandard are those in which the normal repayment of principal and interest may be, or has been, jeopardized by reason of adverse trends or developments of a financial, managerial, economic or political nature, or important weaknesses which exist in collateral. A protracted workout on these credits is a distinct possibility. PCA is therefore required to strengthen the Company’s position, and/or to reduce exposure and to assure that adequate remedial measures are taken by the borrower. Credit exposure becomes more likely in such credits and a serious evaluation of the secondary support to the credit is performed.

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
The Company considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Based on the most recent analysis performed, the risk category of loans by class of loans based on year or origination as of September 30, 2024 and December 31, 2023 is as follows:

	Term Loans Amortized Cost Basis by Origination Year[1]
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of September 30, 2024
Construction and land:
Pass	$87,067	$89,894	$791,290	$169,396	$25,816	$5,698	$216,710	$—	$1,385,871
Special mention	—	12,206	7,016	24,869	—	—	—	—	44,091
Substandard	—	—	6,547	—	31	—	—	—	6,578
Total construction and land	$87,067	$102,100	$804,853	$194,265	$25,847	$5,698	$216,710	$—	$1,436,540
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,704	$2,492	$2,350	$—	$17,591	$4,474	$2,643	$—	$32,254
Total farmland	$2,704	$2,492	$2,350	$—	$17,591	$4,474	$2,643	$—	$32,254
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$64,790	$73,948	$193,889	$352,162	$87,010	$125,022	$37,991	$601	$935,413
Special mention	—	3,704	—	—	—	1,576	103	—	5,383
Substandard	—	—	135	841	50	1,358	517	—	2,901
PCD	—	—	—	—	—	1,058	—	—	1,058
Total 1 - 4 family residential	$64,790	$77,652	$194,024	$353,003	$87,060	$129,014	$38,611	$601	$944,755
1-4 family residential gross charge-offs	$—	$—	$31	$—	$—	$—	$—	$—	$31

Multi-family residential:
Pass	$25,113	$11,699	$123,366	$360,601	$199,468	$17,277	$—	$—	$737,524
Substandard	—	—	566	—	—	—	—	—	566
Total multi-family residential	$25,113	$11,699	$123,932	$360,601	$199,468	$17,277	$—	$—	$738,090
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

OOCRE:
Pass	$50,199	$160,135	$181,759	$96,974	$77,140	$197,946	$5,022	$—	$769,175
Special mention	—	—	465	1,151	953	6,184	—	—	8,753
Substandard	—	5,375	—	5,418	3,356	5,120	—	—	19,269
PCD	—	—	—	—	—	10,026	—	—	10,026
Total OOCRE	$50,199	$165,510	$182,224	$103,543	$81,449	$219,276	$5,022	$—	$807,223

OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$172,655	$64,694	$639,733	$505,463	$167,724	$502,665	$35,042	$423	$2,088,399
Special mention	—	—	8,960	4,267	39,296	78,276	—	—	130,799
Substandard	—	—	59,068	3,096	15,286	41,020	—	—	118,470
PCD	—	—	—	—	—	426	—	—	426
Total NOOCRE	$172,655	$64,694	$707,761	$512,826	$222,306	$622,387	$35,042	$423	$2,338,094
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$6,262	$—	$—	$6,262

Commercial:
Pass	$140,482	$254,307	$296,002	$81,845	$29,061	$66,609	$1,710,690	$1,246	$2,580,242
Special mention	8,592	656	24,121	337	5	499	60,008	209	94,427
Substandard	1,147	4,914	14,919	2,187	530	14,599	15,239	—	53,535
PCD	—	—	—	—	—	340	—	—	340
Total commercial	$150,221	$259,877	$335,042	$84,369	$29,596	$82,047	$1,785,937	$1,455	$2,728,544
Commercial gross charge-offs	$—	$217	$1,192	$1,532	$—	$5,865	$—	$—	$8,806

MW:
Pass	$—	$—	$—	$—	$—	$—	$630,650	$—	$630,650
Substandard	—	—	—	—	—	—	—	—	—
Total MW	$—	$—	$—	$—	$—	$—	$630,650	$—	$630,650
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,215	$2,357	$704	$213	$433	$1,388	$1,836	$—	$11,146
Special mention	—	—	—	—	—	75	—	—	75
Substandard	—	—	—	—	4	58	—	—	62
PCD	—	—	—	—	—	9	—	—	9
Total consumer	$4,215	$2,357	$704	$213	$437	$1,530	$1,836	$—	$11,292
Consumer gross charge-offs	$24	$—	$—	$—	$—	$131	$—	$—	$155

Total Pass	$547,225	$659,526	$2,229,093	$1,566,654	$604,243	$921,079	$2,640,584	$2,270	$9,170,674
Total Special Mention	8,592	16,566	40,562	30,624	40,254	86,610	60,111	209	283,528
Total Substandard	1,147	10,289	81,235	11,542	19,257	62,155	15,756	—	201,381
Total PCD	—	—	—	—	—	11,859	—	—	11,859
Total	$556,964	$686,381	$2,350,890	$1,608,820	$663,754	$1,081,703	$2,716,451	$2,479	$9,667,442
Current period gross charge-offs	$24	$217	$1,223	$1,532	$—	$12,576	$—	$—	$15,572
1 Term loans amortized cost basis by origination year excludes $8,217 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31, 2023
Construction and land:
Pass	$116,333	$740,244	$538,946	$109,017	$3,089	$3,661	$181,940	$—	$1,693,230
Special mention	593	13,782	4,980	3,439	—	8,760	2,677	—	34,231
Substandard	—	6,547	—	246	—	—	—	—	6,793
Total construction and land	$116,926	$760,573	$543,926	$112,702	$3,089	$12,421	$184,617	$—	$1,734,254
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114

Total farmland	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$73,289	$140,824	$193,914	$79,767	$38,589	$270,193	$114,275	$17,255	$928,106
Special mention	3,732	531	—	—	—	238	—	—	4,501
Substandard	—	144	902	—	106	1,701	529	—	3,382
PCD	—	—	—	—	—	1,130	—	—	1,130
Total 1 - 4 family residential	$77,021	$141,499	$194,816	$79,767	$38,695	$273,262	$114,804	$17,255	$937,119
1-4 Family gross charge-offs	$—	$—	$—	$—	$21	$—	$—	$—	$21

Multi-family residential:
Pass	$9,441	$82,040	$257,714	$196,575	$8,054	$14,570	$10,627	$—	$579,021
Special mention	—	—	—	—	—	11,701	—	—	11,701
Substandard	—	—	—	—	—	15,095	—	—	15,095
Total multi-family residential	$9,441	$82,040	$257,714	$196,575	$8,054	$41,366	$10,627	$—	$605,817
Multifamily gross charge-offs	$—	$—	$—	$—	$192	$—	$—	$—	$192

OOCRE:
Pass	$129,463	$178,777	$113,207	$90,219	$39,876	$166,270	$4,618	$—	$722,430
Special mention	5,481	—	2,479	1,019	1,961	14,775	210	—	25,925
Substandard	—	9,357	2,131	3,644	736	11,695	—	—	27,563
PCD	—	—	—	—	—	18,170	—	—	18,170
Total OOCRE	$134,944	$188,134	$117,817	$94,882	$42,573	$210,910	$4,828	$—	$794,088
OOCRE gross charge-offs	$—	$—	$—	$369	$5	$481	$—	$—	$855

NOOCRE:
Pass	$33,525	$724,110	$500,354	$247,385	$148,046	$381,559	$30,524	$577	$2,066,080
Special mention	—	5,950	25,985	26,175	68,616	55,805	—	—	182,531
Substandard	—	3,858	2,774	364	2,620	78,414	—	—	88,030
PCD	—	—	—	—	—	14,084	—	—	14,084
Total NOOCRE	$33,525	$733,918	$529,113	$273,924	$219,282	$529,862	$30,524	$577	$2,350,725
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$13,649	$—	$—	$13,649

Commercial:
Pass	$314,939	$384,713	$86,757	$38,554	$43,535	$45,812	$1,725,663	$1,044	$2,641,017
Special mention	4,584	13,583	12,794	541	—	10,144	9,392	35	51,073
Substandard	640	16,974	3,978	545	3,767	15,843	15,244	74	57,065
PCD	—	—	—	—	—	2,908	—	—	2,908
Total commercial	$320,163	$415,270	$103,529	$39,640	$47,302	$74,707	$1,750,299	$1,153	$2,752,063
Commercial gross charge-offs	$—	$2,158	$—	$2,572	$1,083	$4,600	$—	$—	$10,413

MW:
Pass	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
Total MW	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,552	$1,045	$276	$604	$89	$1,678	$1,728	$—	$9,972
Special mention	—	—	—	—	—	85	—	—	85
Substandard	—	—	4	—	12	63	—	—	79
PCD	—	—	—	—	—	13	—	—	13
Total consumer	$4,552	$1,045	$280	$604	$101	$1,839	$1,728	$—	$10,149

Consumer gross charge-offs	$—	$29	$2	$—	$—	$205	$—	$—	$236

Total Pass	$685,978	$2,256,151	$1,691,168	$780,120	$281,293	$888,687	$2,446,493	$18,876	$9,048,766
Total Special Mention	14,390	33,846	46,238	31,174	70,577	101,508	12,279	35	310,047
Total Substandard	640	36,880	9,789	4,799	7,241	122,811	15,773	74	198,007
Total PCD	—	—	—	—	—	36,305	—	—	36,305
Total	$701,008	$2,326,877	$1,747,195	$816,093	$359,111	$1,149,311	$2,474,545	$18,985	$9,593,125
Current year gross charge-offs	$—	$2,187	$2	$2,941	$1,301	$18,935	$—	$—	$25,366
1 Term loans amortized cost basis by origination year excludes $8,785 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $585,887 and $577,802 as of September 30, 2024 and 2023, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$12,198	$14,923	$13,258	$14,880
Increase from loan sales	338	90	1,245	1,863
Servicing asset impairment, net recoveries	122	(455)	401	407
Amortization charged as a reduction to income	(1,014)	(1,197)	(3,260)	(3,789)
Balance at end of period	$11,644	$13,361	$11,644	$13,361
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of September 30, 2024 and 2023 there was a valuation allowance of $1,132 and $2,043, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at September 30, 2024 and December 31, 2023.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net in the Company’s consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SBA LHI principal sold	$10,787	$2,896	$25,762	$9,826
Gain on sale of SBA LHI	920	243	2,264	822
USDA LHI principal sold	—	—	2,850	62,640
Gain on sale of USDA LHI	—	—	52	9,663

LHFS
The following table reflects LHFS.

	September 30, 2024	December 31, 2023
SBA/USDA construction and land	$22,066	$41,492
1 - 4 family residential	1,098	788
SBA OOCRE	7,567	16,758
NOOCRE	—	10,500
SBA commercial	17,765	9,534
Total LHFS	$48,496	$79,072

6. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,243,246	$—	$1,243,246
Equity securities with a readily determinable fair value	10,106	—	—	10,106
LHFS(1)	—	47,398	—	47,398
Interest rate swap designated as hedging instruments	—	10,052	—	10,052
Correspondent interest rate swaps not designated as hedging instruments	—	14,846	—	14,846
Customer interest rate swaps not designated as hedging instruments	—	4,494	—	4,494
Correspondent interest rate caps and collars not designated as hedging instruments	—	190	—	190
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$36,478	$—	$36,478
Correspondent interest rate swaps not designated as hedging instruments	—	4,790	—	4,790
Customer interest rate swaps not designated as hedging instruments	—	14,135	—	14,135
Customer interest rate caps and collars not designated as hedging instruments	—	190	—	190
1Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,076,639	$—	$1,076,639
Equity securities with a readily determinable fair value	9,897	—	—	9,897
LHFS(1)	—	67,784	—	67,784
Interest rate swap designated as hedging instruments	—	18,814	—	18,814
Correspondent interest rate swaps not designated as hedging instruments	—	28,007	—	28,007
Customer interest rate swaps not designated as hedging instruments	—	2,118	—	2,118
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$47,121	$—	$47,121
Correspondent interest rate swaps not designated as hedging instruments	—	2,322	—	2,322
Customer interest rate swaps not designated as hedging instruments	—	27,288	—	27,288
Customer interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the nine months ended September 30, 2024 and December 31, 2023.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of September 30, 2024
Assets:
Collateral dependent loans with an ACL	$—	$—	$700	$700
Servicing assets with a valuation allowance	—	—	3,309	3,309
OREO	—	—	9,034	9,034
As of December 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,274	$14,274
Servicing assets with a valuation allowance	—	—	6,682	6,682
At September 30, 2024, collateral dependent loans with an allowance had a recorded investment of $897, with $197 specific ACL allocated. At December 31, 2023, collateral dependent loans with an allowance had a carrying value of $17,660, with $3,386 of specific ACL allocated.
At September 30, 2024, servicing assets of $4,441 had a valuation allowance totaling $1,132. At December 31, 2023, servicing assets of $8,214 had a valuation allowance totaling $1,532.
OREO primarily consists of four properties recorded with a fair value of approximately $9,034 in total at September 30, 2024. There were no OREO properties recorded as of December 31, 2023.
There were no liabilities measured at fair value on a non-recurring basis as of September 30, 2024 or December 31, 2023.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to Note 17 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of September 30, 2024 and December 31, 2023 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$1,100,790	$—	$1,100,790	$—
HTM debt securities	180,364	—	161,271	—
LHFS(1)	1,098	—	1,098	—
LHI(2)	9,541,363	—	—	9,491,260
Accrued interest receivable	47,392	—	47,392	—
BOLI	84,776	—	84,776	—
Servicing asset	8,335	—	8,335	—
Equity securities without a readily determinable fair value	48,582	N/A	N/A	N/A
FHLB and FRB stock	47,862	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,643,894	$—	$2,643,894	$—
Interest-bearing deposits	8,392,117	—	8,260,577	—
Advances from FHLB	—	—	—	—
Accrued interest payable	39,555	—	39,555	—
Subordinated debentures and subordinated notes	230,536	—	230,536	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$629,063	$—	$629,063	$—
HTM debt securities	180,403	—	160,021	—
LHFS(1)	11,288	—	11,288	—
LHI(2)	9,577,180	—	—	9,322,744
Accrued interest receivable	53,313	—	53,313	—
BOLI	84,833	—	84,833	—
Servicing asset	6,576	—	6,576	—
Equity securities without a readily determinable fair value	11,624	N/A	N/A	N/A
FHLB and FRB stock	53,699	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,218,036	$—	$2,218,036	$—
Interest-bearing deposits	8,120,159	—	8,096,209	—
Advances from FHLB	100,000	—	100,051	—
Accrued interest payable	41,948	—	41,948	—
Subordinated debentures and subordinated notes	229,783	—	229,783	—
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
The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in other noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income or interest expense when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2024 and December 31, 2023 are as shown in the table below.

	September 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$4,693	$—	$250,000	$12,208	$—
Interest rate swaps on variable rate funding sources	275,000	—	4,773	200,000	—	4,296
Interest rate swaps on customer loan interest payments	375,000	—	30,989	375,000	—	40,055
Interest rate collars on customer loan interest payments	450,000	1,925	716	450,000	2,304	2,770
Interest rate floor on customer loan interest payments	200,000	3,434	—	200,000	4,302	—
Total derivatives designated as hedging instruments	$1,550,000	$10,052	$36,478	$1,475,000	$18,814	$47,121

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$862,120	$14,846	$4,790	$893,702	$28,007	$2,322
Interest rate caps and corridors	127,870	190	—	285,370	1,344	—
Commercial customer counterparty:
Interest rate swaps	862,120	4,494	14,135	893,702	2,118	27,288
Interest rate caps and corridors	127,870	—	190	285,370	—	1,344
Total derivatives not designated as hedging instruments	$1,979,980	$19,530	$19,115	$2,358,144	$31,469	$30,954
Offsetting derivative assets/liabilities	—	(22,218)	(22,218)	—	(29,463)	(29,463)
Total derivatives	$3,529,980	$7,364	$33,375	$3,833,144	$20,820	$48,612

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and nine months ended September 30, 2024 and 2023 were as follows.

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,106)	$1,106	Interest Expense	$(1,105)	$1,105	Interest Expense
Interest rate swap on money market deposit account payments	(8,007)	3,535	Interest Expense	(1,751)	3,035	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	19,654	(5,668)	Interest Income	(9,060)	(5,260)	Interest Income
Total	$10,541	$(1,027)		$(11,916)	$(1,120)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$271			$180

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(3,293)	$3,293	Interest Expense	$(3,281)	$3,281	Interest Expense
Interest rate swap on money market deposit account payments	(7,993)	10,491	Interest Expense	(4,358)	8,469	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	11,104	(16,535)	Interest Income	(12,233)	(13,773)	Interest Income
Total	$(182)	$(2,751)		$(19,872)	$(2,023)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,046			$1,375

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

The following is a summary of the interest rate swaps, caps and collars outstanding as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$862,120	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.5 years	$(9,642)
Interest rate caps and corridors	$127,870	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 0.1 years	$(190)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$862,120	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 3.5 years	$10,056
Interest rate caps and corridors	$127,870	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 0.1 years	$190

	December 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$(25,170)
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month $0.0% - 2.5% SOFR + $0.0%	Wtd. Avg. 0.8 years	$(1,344)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0% SOFR CME 1 month + 0.0% - 3.8% SOFR-NYFD 30 day avg + 2.5% - 3.0%	Wtd. Avg. 4.1 years	$25,685
Interest rate caps and corridors	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	Wtd. Avg. 0.8 years	$1,344

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
The following table sets forth the approximate amounts of these financial instruments as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Commitments to extend credit	$2,816,528	$3,083,501
MW commitments	487,350	803,704
Standby and commercial letters of credit	113,780	111,590
Total	$3,417,658	$3,998,795
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance for ACL on unfunded commitments	$6,504	$10,454	$8,045	$10,086
Benefit for credit losses on unfunded commitments	—	(909)	(1,541)	(541)
Ending balance of ACL on unfunded commitments	$6,504	$9,545	$6,504	$9,545

9. Stock-Based Awards
2010 Stock Option and Equity Incentive Plan (“2010 Incentive Plan”)
    The Company recognized no stock compensation expense related to the 2010 Incentive Plan for the three and nine months ended September 30, 2024 and 2023.
A summary of option activity under the 2010 Incentive Plan for the nine months ended September 30, 2023, and changes during the periods then ended, is presented below. There was no activity under the 2010 Incentive Plan for the nine months ended September 30, 2024.

	2010 Incentive Plan
	Non-Performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,000	$10.43	1.07 years
Exercised	(1,000)	10.43
Outstanding and exercisable at September 30, 2023	—	$—	—	$—
A summary of the fair value of the Company’s stock options exercised under the 2010 Incentive Plan for the nine months ended September 30, 2024 and 2023 is presented below:

	Fair Value of Options Exercised as of September 30,
	2024	2023
Nonperformance-based stock options exercised	$—	$16
2022 Equity Plan, Veritex (Green) 2014 Plan and Green 2010 Plan
Grants of RSU
    During the three and nine months ending September 30, 2024, the Company granted non-performance-based RSUs and PSUs under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”) and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”). The majority of the RSUs granted to employees during the nine months ending September 30, 2024 have an annual graded vesting over a three year period from the grant date.
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
Stock Compensation Expense
Stock compensation expense for options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2022 Equity Plan	$2,923	$2,471	$8,139	$7,616
Veritex (Green) 2014 Plan	274	489	1,114	1,398

2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of September 30, 2024 and 2023, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	657,494	$24.47
Forfeited	(1,666)	17.38
Cancelled	(3,804)	29.13
Exercised	(17,285)	18.29
Outstanding at September 30, 2023	634,739	$24.63	4.84 years
Options exercisable at September 30, 2023	608,739	$24.79	4.78 years

Outstanding at January 1, 2024	602,573	$24.40
Cancelled	(1,263)	23.86
Exercised	(3,114)	14.17
Outstanding at September 30, 2024	598,196	$24.45	4.10 years	$1,599,454
Options exercisable at September 30, 2024	598,196	$24.45	4.10 years	$1,599,454

There was no unrecognized compensation expense related to options awarded under the 2022 Equity Plan as of September 30, 2024 and December 31, 2023. As of September 30, 2023, there was $36 of total unrecognized compensation expense related to options awarded under the 2022 Equity Plan.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of September 30, 2024 and 2023, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	955,104	$28.38
Granted	289,252	27.17
Vested into shares	(237,940)	29.58
Forfeited	(30,533)	32.23
Outstanding at September 30, 2023	975,883	$27.61

Outstanding at January 1, 2024	982,513	$27.52
Granted	190,018	21.94
Vested into shares	(282,785)	27.92
Forfeited	(5,558)	30.53
Outstanding at September 30, 2024	884,188	$25.79

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of September 30, 2024 and 2023, and changes during the nine months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.90
Outstanding at September 30, 2023	129,768	$30.28

Outstanding at January 1, 2024	129,768	$30.28
Granted	113,144	18.84
Vested into shares	(79,367)	26.49
Outstanding at September 30, 2024	163,545	$24.62
As of September 30, 2024, December 31, 2023 and September 30, 2023, there was $14,685, $14,692 and $16,869 of total unrecognized compensation related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at September 30, 2024 is expected to be recognized over the remaining weighted average requisite service period of 2.22 years.
    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the 2022 Equity Plan during the nine months ended September 30, 2024 and 2023 is presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2024	2023
Non-performance-based stock options exercised	$32	$66
RSUs vested	4,547	3,800
PSUs vested	1,608	1,070

Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of September 30, 2024 and 2023, and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	155,212	$19.83
Cancelled	(9,717)	21.38
Exercised	(13,266)	22.74
Outstanding at September 30, 2023	132,229	$21.89	3.91 years
Options exercisable at September 30, 2023	132,229	$21.89	3.91 years

Outstanding at January 1, 2024	124,499	$19.78
Exercised	(23,563)	16.46
Outstanding at September 30, 2024	100,936	$20.56	3.55 years	$669,145
Options exercisable at September 30, 2024	100,936	$20.56	3.55 years	$669,145
Weighted average fair value of options granted during the period		$—
As of September 30, 2024, December 31, 2023 and September 30, 2023 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of September 30, 2024 and 2023 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at September 30, 2023	64,719	$18.26

Outstanding at January 1, 2024	64,719	$18.26
Vested into shares	(5,154)	32.20
Outstanding at September 30, 2024	59,565	$17.51

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of September 30, 2024 and 2023 and changes during the nine months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at September 30, 2023	10,642	$31.93

Outstanding at January 1, 2024	10,642	$31.93
Granted	1,246	18.84
Vested into shares	(7,477)	25.94
Outstanding at September 30, 2024	4,411	$40.38
As of September 30, 2024, December 31, 2023 and September 30, 2023, there was $636, $1,781, and $2,232, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 0.71 years.

    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the Veritex (Green) 2014 Plan during the nine months ended September 30, 2024 and 2023 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Nine Months Ended September 30,
	2024	2023
Non-performance-based stock options exercised	$178	$18
RSUs vested	1,420	2,169
PSUs vested	149	227
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of September 30, 2024 and 2023, and changes during the nine months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	43,162	$13.11
Exercised	(32,378)	13.26
Outstanding at September 30, 2023	10,784	$12.65	4.32 years

Outstanding at January 1, 2024	10,784	$12.65
Outstanding at September 30, 2024	10,784	$12.65	3.32 years	$147
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the nine months ended September 30, 2024 and 2023 presented below:

	Fair Value of Options Exercised as of September 30,
	2024	2023
Nonperformance-based stock options exercised	$—	$379
10. Income Taxes
    Income tax expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense for the period	$8,067	$9,282	$23,525	$30,019
Effective tax rate	20.6%	22.2%	22.2%	22.3%
For the three months ended September 30, 2024, the Company had an effective tax rate of 20.6%. The Company had a one-time tax expense for return to provision of $224 and a $941 benefit related to the release of the change in the Company’s valuation allowance during the three months ended September 30, 2024. The Company had a net discrete tax expense of $91 associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended September 30, 2024. Excluding these discrete tax items, the Company had an effective tax rate of 22.2% for the three months ended September 30, 2024.

For the three months ended September 30, 2023, the Company had an effective tax rate of 22.2%. The Company had a net discrete tax expense of $505 associated with return to provision adjustments during the three months ended September 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 20.9% for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, the Company had an effective tax rate of 22.2%. The Company had a one-time tax expense for return to provision of $224 and a $941 benefit related to the release of the change in the Company’s valuation allowance during the nine months ended September 30, 2024. The Company had a net discrete tax expense of $501 associated with the recognition of an excess tax expense realized on share-based payment awards during the nine months ended September 30, 2024. Excluding these discrete tax items, the Company had an effective tax rate of 22.4% for the nine months ended September 30, 2024.
For the nine months ended September 30, 2023, the Company had an effective tax rate of 22.3%. The Company had a net discrete tax expense of $658, of which $505 was associated with a return to provision adjustment and $153 associated with the recognition of an excess tax expense realized on share-based payment awards during the nine months ended September 30, 2023. Excluding this discrete tax item, the Company had an effective tax rate of 21.8% for the nine months ended September 30, 2023.
At December 31, 2023, we determined it was more likely than not that a portion of our deferred tax assets would not be realized in their entirety. Thus, the Company recorded a $4,249 valuation allowance in continuing operations relating to the impairment on our investment in Thrive. The deferred tax asset is not realizable due to the capital loss that will not be recognized. As of September 30, 2024, the Company released $941 of the valuation allowance related to a capital gain recognized on the 2023 tax return. The deferred tax asset is not realizable due to the capital loss that will not be recognized. The position was upheld as of September 30, 2024. There was no valuation allowance in the comparable period in 2023.

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

As of September 30, 2024 and December 31, 2023, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since September 30, 2024 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios as of September 30, 2024 and December 31, 2023 is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total capital (to RWA)
Company	$1,570,044	13.91%	$902,973	8.0%	$1,128,716	10.0%
Bank	1,499,516	13.34	899,260	8.0	1,124,075	10.0
Tier 1 capital (to RWA)
Company	1,256,685	11.13	677,458	6.0	677,458	6.0
Bank	1,385,620	12.33	674,268	6.0	899,024	8.0
CET1 (to RWA)
Company	1,226,630	10.86	508,272	4.5	n/a	n/a
Bank	1,385,620	12.33	505,701	4.5	730,457	6.5
Tier 1 capital (to average assets)
Company	1,256,685	10.06	499,676	4.0	n/a	n/a
Bank	1,385,620	11.13	497,977	4.0	622,471	5.0
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%	$910,897	8.0%	n/a	n/a
Bank	1,467,960	12.90	910,363	8.0	$1,137,953	10.0%
Tier 1 capital (to RWA)
Company	1,202,252	10.56	683,098	6.0	n/a	n/a
Bank	1,368,384	12.03	682,486	6.0	909,981	8.0
CET1 (to RWA)
Company	1,172,362	10.29	512,695	4.5	n/a	n/a
Bank	1,368,384	12.03	511,864	4.5	739,360	6.5
Tier 1 capital (to average assets)
Company	1,202,252	10.03	479,462	4.0	n/a	n/a
Bank	1,368,384	11.43	478,875	4.0	598,593	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $6,000 and $83,500 were paid by the Bank to the Holdco during the three and nine months ending September 30, 2024, respectively. Dividends of $20,000 and $40,000 were paid by the Bank to the Holdco during the three and nine months ended September 30, 2023.

Dividends of $10,881, or $0.20 per outstanding share of the Company’s common stock, and $32,680, or $0.60 per outstanding share of the Company’s common stock, were paid by the Company during the three and nine months ended September 30, 2024, respectively. Dividends of $10,861, or $0.20 per outstanding share, and $32,548, or $0.60 per outstanding share of the Company’s common stock were paid by the Company during the three and nine months ended September 30, 2023, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 5.34% as of September 30, 2024.

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

Overview

    We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state-chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary markets includes the broader DFW metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

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

    Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, and interest-bearing and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas and, specifically, in the DFW metroplex and Houston metropolitan area, as well as developments affecting the real estate, technology, financial services, insurance, transportation, manufacturing and energy sectors within our target markets and throughout the state of Texas.

In accordance with Item 303(c)(2)(ii) of Regulation S-K, the Company is providing a comparison of the quarter ended September 30, 2024 against the preceding sequential quarter. The Company has elected to provide this comparison because it believes providing a sequential discussion of its results of operations provides more relevant information for investors and stakeholders to understand and analyze the business. The Company continues to present the required comparison of current year-to-date results with the same period of the prior year.

Financial information for the three months ended June 30, 2024, may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

Results of Operations for the Three Months Ended September 30, 2024 and June 30, 2024

General

    Net income for the three months ended September 30, 2024 was $31.0 million, an increase of $3.8 million, or 14.0%, from net income of $27.2 million for the three months ended June 30, 2024.
    Basic EPS for the three months ended September 30, 2024 was $0.57, an increase of $0.07 from $0.50 for the three months ended June 30, 2024. Diluted EPS for the three months ended September 30, 2024 was $0.56, an increase of $0.06 from $0.50 for the three months ended June 30, 2024.
Net Interest Income

For the three months ended September 30, 2024, net interest income totaled $100.1 million and net interest margin and net interest spread were 3.30% and 2.03%, respectively. For the three months ended June 30, 2024, net interest income totaled $96.2 million and net interest margin and net interest spread were 3.29% and 2.04%, respectively. The increase in net interest income was primarily due to an increase in interest income of $4.8 million on deposits in financial institutions and Fed Funds sold, a $422 thousand increase in interest income on debt securities and a $1.4 million decrease in interest expense on advances from FHLB. The increase was partially offset by a $1.6 million increase in interest expense on transaction and savings deposits and a $1.4 million increase in interest expense on certificates and other time deposits during the three months ended September 30, 2024, compared to the three months ended June 30, 2024. Net interest margin increased 1 bps to 3.30% from 3.29% for the three months ended September 30, 2024, compared to the three months ended June 30, 2024, primarily due to an increase in yields on MW loans during the three months ended September 30, 2024. The average cost of interest-bearing deposits decreased to 4.44% for the three months ended September 30, 2024 from 4.46% for the three months ended June 30, 2024.

For the three months ended September 30, 2024, interest expense totaled $96.6 million and the average rate paid on interest-bearing liabilities was 4.46%. For the three months ended June 30, 2024, interest expense totaled $95.0 million and the average rate paid on interest-bearing liabilities was 4.50%. The quarter-over-quarter decrease rate paid on interest-bearing liabilities was primarily due to decrease in the average rates paid on subordinated debentures and subordinated debt.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended September 30, 2024 and three months ended June 30, 2024, interest income not recognized on nonaccrual loans was $638 thousand and $763 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	September 30, 2024			June 30, 2024
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,184,182	$159,163	6.89%	$9,344,482	$160,323	6.90%
LHI, MW	477,592	8,098	6.75	420,946	6,656	6.36
Debt Securities	1,384,835	15,830	4.55	1,352,293	15,408	4.58
Interest-earning deposits in other banks	924,685	12,571	5.41	560,586	7,722	5.54
Equity securities and other investments	75,884	1,001	5.25	78,964	1,138	5.80
Total interest-earning assets	12,047,178	196,663	6.49	11,757,271	191,247	6.54
ACL	(115,510)			(115,978)
Noninterest-earning assets	930,250			937,413
Total assets	$12,861,918			$12,578,706

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,700,196	$47,208	4.00%	$4,570,329	$45,619	4.01%
Certificates and other time deposits	3,678,718	46,230	5.00	3,591,035	44,811	5.02
Advances from FHLB	3,261	47	5.73	106,648	1,468	5.54
Subordinated debentures and subordinated debt	230,393	3,116	5.38	230,141	3,113	5.44
Total interest-bearing liabilities	8,612,568	96,601	4.46	8,498,153	95,011	4.50

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,486,676			2,346,908
Other liabilities	179,273			192,036
Total liabilities	11,278,517			11,037,097
Stockholders’ equity	1,583,401			1,541,609
Total liabilities and stockholders’ equity	$12,861,918			$12,578,706
Net interest rate spread(2)			2.03%			2.04%
Net interest income		$100,062			$96,236
Net interest margin(3)			3.30%			3.29%
(1) Includes average outstanding balances of LHFS of $54.3 million and $58.5 million for the three months ended September 30, 2024 and three months ended June 30, 2024, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	September 30, 2024 vs. June 30, 2024
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(2,743)	$1,583	$(1,160)
LHI, MW	893	549	1,442
Debt Securities	370	52	422
Equity securities and other investments	5,002	(153)	4,849
Interest-bearing deposits in other banks	(44)	(93)	(137)
Total increase in interest income	3,478	1,938	5,416
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	1,293	296	1,589
Certificates and other time deposits	1,091	328	1,419
Advances from FHLB	(1,419)	(2)	(1,421)
Subordinated debentures and subordinated notes	3	—	3
Total increase in interest expense	968	622	1,590
Increase in net interest income	$2,510	$1,316	$3,826
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses of $4.0 million for the three months ended September 30, 2024, compared to $8.3 million provision for the three months ended June 30, 2024. The change was primarily attributable to a decrease in loan production and changes in economic factors. We recorded no benefit or provision for unfunded commitments, for the three months ended September 30, 2024 and the three months ended June 30, 2024, as the balance of unfunded commitments remained relatively flat quarter over quarter.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	September 30,	June 30,	Increase
	2024	2024	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$5,442	$4,974	$468
Loan fees	3,278	2,207	1,071
Government guaranteed loan income, net	780	1,320	(540)
Customer swap income	271	326	(55)
Other	3,335	1,751	1,584
Total noninterest income	$13,106	$10,578	$2,528
Noninterest income for the three months ended September 30, 2024 increased $2.5 million, or 23.9%, to $13.1 million compared to noninterest income of $10.6 million for the three months ended June 30, 2024. The primary drivers of the increase were as follows
Loan fees. Certain loan fees are earned in connection with funding and servicing loans. The increase in loan fees of $1.1 million, or 48.5%, during the three months ended September 30, 2024, compared to the three months ended June 30, 2024 were primarily due to an increase of $555 thousand in syndication fees and an increase of $449 thousand in loan fee income.
Other. Other includes other noninterest income from fees. Other noninterest income was $3.3 million for the three months ended September 30, 2024, an increase of $1.6 million, or 90.5%, as compared to the three months ended June 30, 2024. The increase was primarily driven by an increase in OREO income of $1.2 million. The remaining changes were nominal amongst individual other noninterest income accounts.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	September 30,	June 30,	Increase
	2024	2024	(Decrease)
	(In thousands)
Salaries and employee benefits	$37,370	$32,790	$4,580
Occupancy and equipment	4,789	4,585	204
Professional and regulatory fees	4,903	5,617	(714)
Data processing and software expense	5,268	5,097	171
Marketing	2,781	1,976	805
Amortization of intangibles	2,438	2,438	—
Telephone and communications	335	365	(30)
Other	12,216	10,273	1,943
Total noninterest expense	$70,100	$63,141	$6,959

Noninterest expense for the three months ended September 30, 2024 increased $7.0 million, or 11.0%, to $70.1 million compared to noninterest expense of $63.1 million for the three months ended June 30, 2024. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $37.4 million for the three months ended September 30, 2024, an increase of $4.6 million, or 14.0%, compared to the three months ended June 30, 2024. The increase was primarily attributable to a $1.7 million increase in general bonuses, an increase of $985 thousand in salaries, $707 thousand increase in severance costs and a $638 thousand increase in lender incentives. The remaining changes were nominal amongst individual other salaries and employee benefits expense accounts.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $12.2 million for the three months ended September 30, 2024, compared to $10.3 million for the three months ended June 30, 2024, an increase of $1.9 million, or 18.9%. This increase was primarily due to an increase of $1.1 million in OREO expenses and an increase of $972 thousand in earned credit rebates. The remaining changes were nominal amongst individual other noninterest expense accounts

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The valuation allowance decreased by $941 thousand as of September 30, 2024.

For the three months ended September 30, 2024, income tax expense totaled $8.1 million, a decrease of $154 thousand, compared to an income tax expense of $8.2 million for the three months ended June 30, 2024. For the three months ended September 30, 2024, we had an effective tax rate of 20.6%. The Company had a one-time tax expense for return to provision of $224 thousand and a $941 thousand benefit related to the release of the change in the Company’s valuation allowance during the three months ended September 30, 2024. The Company had a net discrete tax expense of $91 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended September 30, 2024. Excluding these discrete tax items, the Company had an effective tax rate of 22.2% for the three months ended September 30, 2024.

For the three months ended June 30, 2024, income tax expense totaled $8.2 million. For the three months ended June 30, 2024, we had an effective tax rate of 23.2%. The increase was primarily due to a one-time tax expense of $527 thousand. The Company also had a net discrete tax expense of $26 thousand associated with the recognition of an excess tax expense realized on share-based payment awards made during the three months ended June 30, 2024. Excluding this discrete tax item, the Company had an effective tax rate of 23.1% for the three months ended June 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023

General

    Net income for the nine months ended September 30, 2024 was $82.4 million, a decrease of $22.3 million, or 21.3%, from net income of $104.8 million for the nine months ended September 30, 2023.
    Basic EPS for the nine months ended September 30, 2024 was $1.51, a decrease of $0.42 from $1.93 for the nine months ended September 30, 2023. Diluted EPS for the nine months ended September 30, 2024 was $1.50, a decrease of $0.42 from $1.92 for the nine months ended September 30, 2023.
Net Interest Income

For the nine months ended September 30, 2024, net interest income before provisions for credit losses totaled $289.1 million and net interest margin and net interest spread were 3.28% and 2.01%, respectively. For the nine months ended September 30, 2023, net interest income before provision for credit losses totaled $303.6 million and net interest margin and net interest spread were 3.55% and 2.51%, respectively. Net interest margin decreased 27 bps from the nine months ended September 30, 2023, primarily due to an increase in the average rate paid on interest-bearing liabilities. The decrease in net interest income of $14.5 million was primarily attributable to an increase of $46.3 million in interest expense on certificates and other time deposits and a $36.9 million increase in interest expense on transaction accounts. The increase was partially offset by a $35.5 million decrease in interest expense on advances from FHLB, an increase in interest income on loans of $13.4 million due to an increase in loan yields and higher average balances, a $12.9 million increase in interest income on debt securities and a $8.2 million increase in interest income on deposits in financial institutions and fed funds sold during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The $83.2 million increase in interest expense on deposit accounts was due to an increase in average funding costs of total deposits. As a result, the average cost of interest-bearing deposits increased 82 bps to 4.44% for the nine months ended September 30, 2024 from 3.62% for the nine months ended September 30, 2023. The average costs of total deposits, including noninterest-bearing deposits, for the nine months ended September 30, 2024 increased 140 bps to 3.43% compared to 2.03% for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, interest expense totaled $283.4 million and the average rate paid on interest-bearing liabilities was 4.48%. For the nine months ended September 30, 2023, interest expense totaled $235.7 million and the average rate paid on interest-bearing liabilities was 3.80%. The increase of $47.8 million in interest expense was primarily due increases in the average rates paid on interest-bearing demand and savings deposits, certificates and other time deposits driven by the impact of rising interest rates year over year.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the nine months ended September 30, 2024 and September 30, 2023, interest income not recognized on non-accrual loans was $2.2 million and $4.7 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,270,510	$477,071	6.87%	$9,231,814	$467,101	6.76%
LHI, MW	393,008	19,111	6.50	363,182	15,701	5.78
Debt securities	1,344,190	44,933	4.47	1,168,860	32,082	3.67
Interest-bearing deposits in other banks	692,434	28,343	5.47	527,805	20,169	5.11
Equity securities and other investments	77,035	3,039	5.27	132,895	4,217	4.24
Total interest-earning assets	11,777,177	572,497	6.49	11,424,556	539,270	6.31
ACL	(114,576)			(100,228)
Noninterest-earning assets	930,605			950,369
Total assets	$12,593,206			$12,274,697

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,636,889	$139,611	4.02%	$4,079,436	$102,750	3.37%
Certificates and other time deposits	3,518,417	131,533	4.99	2,873,388	85,244	3.97
Advances from FHLB	70,055	2,906	5.54	1,105,592	38,443	4.65
Subordinated debentures and subordinated notes	230,139	9,343	5.42	229,923	9,252	5.38
Total interest-bearing liabilities	8,455,500	283,393	4.48	8,288,339	235,689	3.80

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,396,629			2,305,745
Other liabilities	188,007			182,040
Total liabilities	11,040,136			10,776,124
Stockholders’ equity	1,553,070			1,498,573
Total liabilities and stockholders’ equity	$12,593,206			$12,274,697

Net interest rate spread(2)			2.01%			2.51%
Net interest income		$289,104			$303,581
Net interest margin(3)			3.28%			3.55%
(1) Includes average outstanding balances of LHFS of $55.5 million and $23.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, and average balances of LHI, excluding MW.
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

	For the Nine Months Ended
	September 30, 2024 vs September 30, 2023
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$1,960	$8,010	$9,970
LHI, MW	1,291	2,119	3,410
Debt securities	4,817	8,034	12,851
Interest-bearing deposits in other banks	6,297	1,877	8,174
Equity securities and other investments	(1,774)	596	(1,178)
Total increase in interest income	12,591	20,636	33,227
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	14,054	22,807	36,861
Certificates and other time deposits	19,154	27,135	46,289
Advances from FHLB	(36,040)	503	(35,537)
Subordinated debentures and subordinated notes	9	82	91
Total (decrease) increase in interest expense	(2,823)	50,527	47,704
Increase (decrease) in net interest income	$15,414	$(29,891)	$(14,477)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The provision for credit loan losses was $19.8 million for the nine months ended September 30, 2024, compared to a $33.0 million provision for credit loan losses for the nine months ended September 30, 2023, a decrease of $13.3 million. The decrease in the recorded provision for credit losses for the nine months ended September 30, 2024 was primarily attributable to changes in economic factors, qualitative factors and specific reserves on loans that do not share similar risk characteristics. For the nine months ended September 30, 2024, we also recorded a $1.5 million benefit for unfunded commitments compared to a $541 thousand benefit for unfunded commitments for nine months ended September 30, 2023.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the
	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$15,312	$15,448	$(136)
Loan fees	7,995	5,148	2,847
Loss on sales of debt securities	(6,304)	(5,321)	(983)
Government guaranteed loan income, net	4,714	15,604	(10,890)
Equity method investment loss	—	(1,172)	1,172
Customer swap income	1,046	1,380	(334)
Other	7,583	5,810	1,773
Total noninterest income	$30,346	$36,897	$(6,551)

Noninterest income for the nine months ended September 30, 2024 decreased $6.6 million, or 17.8%, to $30.3 million compared to noninterest income of $36.9 million for the nine months ended September 30, 2023. The primary drivers of the decrease were as follows:
Loan fees. The increase in loan fees of $2.8 million is primarily due to an increase of $1.2 million of syndication and related fees, a $562 thousand increase in late charges on CRE loans, a $307 thousand increase in letter of credit fees, a $296 thousand increase in unused lines consumer fees, a $209 thousand increase in warehouse C&I file fees and a $202 thousand increase in loan fee income.
Loss on sales of debt securities. The decrease in the loss on sale of debt securities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to a $6.3 million loss on sales of debt securities due to as a result of a strategic restructuring in which we sold $120.1 million of lower-yielding AFS debt securities, at amortized cost, with a 3.11% average yield during the nine months ended September 30, 2024 compared to a $5.3 million loss on sales of debt securities due to the Company selling $116.2 million of debt securities in March 2023.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The decrease in government guaranteed loan income, net, of $10.9 million during the nine months ended September 30, 2024 was primarily due to a $9.8 million decrease in the gain on sale of USDA loans and a decrease of $3.5 million in government guaranteed LHFS loan valuation, compared to the nine months ended September 30, 2023. The decrease was partially offset by an increase of $2.3 million in the gain on sale of SBA loans.
Equity method investment loss. Equity method investment loss is comprised of losses and gains primarily related to our previous investment in Thrive. The change in equity method investment loss is related to the Company divesting of our equity method investment in Thrive related to Thrive’s entry into a definitive agreement in December 2023 to be acquired by Lower, which acquisition closed in March of 2024. Our subsequent investment in Lower is accounted for under cost method accounting.
Other. Other includes other noninterest income from fees. Other noninterest income was $7.6 million during the nine months ended September 30, 2024, an increase of $1.8 million, or 30.5%, compared to the same period in 2023. The increase is primarily due to an increase of $1.2 million in OREO income. The remaining changes were nominal amongst individual other noninterest income accounts.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the
	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
	(In thousands)
Noninterest expense
Salaries and employee benefits	$103,525	$91,464	$12,061
Occupancy and equipment	14,051	14,681	(630)
Professional and regulatory fees	16,573	18,540	(1,967)
Data processing and software expense	15,221	13,970	1,251
Marketing	6,303	6,759	(456)
Amortization of intangibles	7,314	7,401	(87)
Telephone and communications	961	1,195	(234)
Other	31,409	19,216	12,193
Total noninterest expense	$195,357	$173,226	$22,131

Noninterest expense for the nine months ended September 30, 2024 increased $22.1 million, or 12.8%, to $195.4 million compared to noninterest expense of $173.2 million for the nine months ended September 30, 2023. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $103.5 million for the nine months ended September 30, 2024, an increase of $12.1 million, or 13.2%, compared to the nine months ended September 30, 2023. The increase was primarily attributable to a $6.5 million increase in officer salaries, a $1.8 million increase in lender incentives, an increase of $1.6 million in contra origination costs, a $966 thousand increase in stock grant expense, and $738 thousand increase in general bonuses. The remaining changes were nominal amongst individual other noninterest expense accounts.

Occupancy and equipment. This category includes expenses related to our buildings, equipment and leases. Occupancy and equipment expenses were $14.1 million for the nine months ended September 30, 2024, a decrease of $630 thousand or 4.3% compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $400 thousand in building repairs and maintenance, $160 thousand decrease in property and casualty insurance, and a decrease in of $142 thousand in depreciation FF&E. Partially offset by an increase in building expenses of $112 thousand.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Professional and regulatory fees were $16.6 million for the nine months ended September 30, 2024, a decrease of $2.0 million or 10.6% compared to the nine months ended September 30, 2023. The decrease is primarily due to a decrease in FDIC assessment fees of $2.6 million; partially offset by a $378 thousand increase in compliance and internal audit expense. The remaining changes were nominal amongst individual professional and regulatory fees expense accounts.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. Data processing and software expense was $15.2 million for the nine months ended September 30, 2024, an increase of $1.3 million or 9.0% compared to the nine months ended September 30, 2023. The increase is primarily due to an increase of $804 thousand in data processing expenses and $448 thousand increase in software expense.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $31.4 million for the nine months ended September 30, 2024, compared to $19.2 million for the same period in 2023, an increase of $12.2 million, or 63.5%. This increase was primarily due to an increase of $9.7 million in earned credit rebates and an increase of $1.3 million in OREO and repo asset expenses and write downs during the nine months ended September 30, 2024 as compared to the same period in 2023. The remaining changes were nominal amongst individual other noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or statutory tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive. The valuation allowance decreased $941 thousand to $3.3 million as of September 30, 2024.

For the nine months ended September 30, 2024, income tax expense totaled $23.5 million, a decrease of $6.4 million or 21.6% , compared to an income tax expense of $30.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we had an effective tax rate of 22.2%. The Company had a one-time tax expense for return to provision of $224 thousand and a $941 thousand benefit related to the release of the change in the Company’s valuation allowance during the nine months ended September 30, 2024. The Company had a net discrete tax expense of $501 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the nine months ended September 30, 2024. Excluding these discrete tax items, the Company had an effective tax rate of 22.4% for the nine months ended September 30, 2024.

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

Financial Condition

Our total assets increased $648.6 million, or 5.2%, from $12.39 billion as of December 31, 2023 to $13.04 billion as of September 30, 2024. Our asset growth was due to the continued execution of our strategy to establish deep relationships in the DFW metroplex and the Houston metropolitan area. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.

Loan Portfolio

Our primary source of income is interest on loans to individuals, professionals, small to medium-sized businesses and commercial companies primarily located in the DFW metroplex and Houston metropolitan area. Our loan portfolio consists primarily of commercial loans and real estate loans secured by CRE properties located in our primary market areas. Our loan portfolio represents the highest yielding component of our interest-earning asset base.

As of September 30, 2024, total LHI, excluding ACL, was $9.67 billion, an increase of $74.3 million, or 0.8%, compared to $9.59 billion as of December 31, 2023. The increase was the result of the continued execution and success of our loan growth strategy. In addition to these amounts, $48.5 million and $79.1 million in loans were classified as LHFS as of September 30, 2024 and December 31, 2023, respectively.

Total LHI as a percentage of deposits were 87.6% and 92.8% as of September 30, 2024 and December 31, 2023, respectively. Total LHI, excluding MW loans, as a percentage of deposits were 81.9% and 89.1% as of September 30, 2024 and December 31, 2023, respectively. Total LHI as a percentage of assets were 74.1% and 77.4% as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of September 30,		As of December 31,
	2024		2023		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,728,544	28.3%	$2,752,063	28.7%	$(23,519)	(0.9)%
MW	630,650	6.5	377,796	3.9	252,854	66.9
Real estate:
OOCRE	807,223	8.3	794,088	8.3	13,135	1.7
NOOCRE	2,338,094	24.2	2,350,725	24.5	(12,631)	(0.5)
Construction and land	1,436,540	14.9	1,734,254	18.1	(297,714)	(17.2)
Farmland	32,254	0.3	31,114	0.3	1,140	3.7
1-4 family residential	944,755	9.8	937,119	9.8	7,636	0.8
Multifamily	738,090	7.6	605,817	6.3	132,273	21.8
Consumer	11,292	0.1	10,149	0.1	1,143	11.3
Total LHI, carried at amortized cost(1)	$9,667,442	100.0%	$9,593,125	100.0%	$74,317	0.8%

Total LHFS	$48,496		$79,072
(1) Total LHI, carried at amortized cost, excludes $8.2 million and $8.8 million of deferred loan fees, net, as of September 30, 2024 and December 31, 2023, respectively.

CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolio's by borrower type and geographic location.

	As of September 30,
	2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$382,227	$254,307	$172,898	$305,485	$1,114,917	11.5%
Multifamily	419,579	429,274	203,190	136,810	1,188,853	12.3
Office	337,357	115,753	31,978	32,393	517,481	5.4
Retail	181,524	177,562	122,022	182,310	663,418	6.9
Hotel	168,467	23,469	111,739	111,462	415,137	4.3
SFR	228,026	29,973	62,254	11,853	332,106	3.4
Other	81,080	63,879	75,857	59,996	280,812	2.9
Total CRE	$1,798,260	$1,094,217	$779,938	$840,309	$4,512,724	46.7%

	As of December 31,
	2023
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$409,899	$263,880	$151,780	$265,138	$1,090,697	11.4%
Multifamily	395,344	506,761	165,340	125,890	1,193,335	12.4
Office	361,612	137,486	31,914	32,627	563,639	5.9
Retail	192,770	188,582	138,176	179,536	699,064	7.3
Hotel	166,356	22,764	110,795	141,054	440,969	4.6
SFR	250,151	29,556	89,582	8,201	377,490	3.9
Other	81,981	108,512	53,438	81,671	325,602	3.4
Total CRE	$1,858,113	$1,257,541	$741,025	$834,117	$4,690,796	48.9%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the DFW metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of September 30,		As of December 31,
	2024		2023
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
CRE	$815,910	8.4%	$784,523	8.2%
Lender Finance	531,137	5.5	536,568	5.6
Commercial	350,696	3.6	355,626	3.7
MW	300,802	3.1	141,329	1.5
Mortgage Servicing Rights	240,323	2.5	227,002	2.4
1-4 Family Residential	249,603	2.6	259,745	2.7
USDA and SBA	201,997	2.1	199,184	2.1
Other	801	—	370	—
Total Out of State Loans	$2,691,269	27.8%	$2,504,347	26.1%
Nonperforming Assets

The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of September 30,	As of December 31,
	2024	2023
	(Dollars in thousands)
Nonperforming loans(1)
Construction and land	$6,578	$6,793
1-4 family residential	1,995	1,965
OOCRE	5,653	9,719
NOOCRE	13,970	33,479
Commercial	27,191	40,868
Consumer	17	24
Accruing loans 90 or more days past due	2,860	2,975
Total nonperforming loans	58,264	95,823
OREO	9,034	—
Total nonperforming assets	$67,298	$95,823

Nonperforming assets to total assets	0.52%	0.77%
Nonperforming assets to total loans and OREO	0.70%	0.99%
Nonperforming loans to total loans	0.60%	1.00%
(1) At September 30, 2024 and December 31, 2023, nonaccrual loans included $70 thousand and $13.7 million, respectively, of PCD loans that are accounted for on a pooled basis.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	September 30, 2024
	Pass	Special Mention	Substandard	PCD[1]	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,385,871	$44,091	$6,578	$—	$1,436,540
Farmland	32,254	—	—	—	32,254
1 - 4 family residential	935,413	5,383	2,901	1,058	944,755
Multi-family residential	737,524	—	566	—	738,090
OOCRE	769,175	8,753	19,269	10,026	807,223
NOOCRE	2,088,399	130,799	118,470	426	2,338,094
Commercial	2,580,242	94,427	53,535	340	2,728,544
MW	630,650	—	—	—	630,650
Consumer	11,146	75	62	9	11,292
Total	$9,170,674	$283,528	$201,381	$11,859	$9,667,442
1 Within PCD loans, $555 are considered classified credits.

	December 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,693,230	$34,231	$6,793	$—	$1,734,254
Farmland	31,114	—	—	—	31,114
1 - 4 family residential	928,106	4,501	3,382	1,130	937,119
Multi-family residential	579,021	11,701	15,095	—	605,817
OOCRE	722,430	25,925	27,563	18,170	794,088
NOOCRE	2,066,080	182,531	88,030	14,084	2,350,725
Commercial	2,641,017	51,073	57,065	2,908	2,752,063
MW	377,796	—	—	—	377,796
Consumer	9,972	85	79	13	10,149
Total	$9,048,766	$310,047	$198,007	$36,305	$9,593,125

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	September 30, 2024			June 30, 2024			December 31, 2023
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$19,370	14.9%	1.35%	$20,894	15.7%	1.36%	$21,032	18.1%	1.21%
Farmland	98	0.3	0.30	99	0.3	0.32	101	0.3	0.32
1 - 4 family residential	9,539	9.9	1.01	9,181	9.4	1.00	9,539	9.8	1.02
Multi-family residential	5,622	7.6	0.76	5,754	7.7	0.77	4,882	6.3	0.81
OOCRE	16,907	8.3	2.09	13,100	8.2	1.62	10,252	8.3	1.29
NOOCRE	40,532	24.2	1.73	33,363	24.2	1.41	27,729	24.5	1.18
Commercial	23,878	28.2	0.88	29,561	28.6	1.06	35,886	28.7	1.30
MW	1,081	6.5	0.17	1,275	5.8	0.22	260	3.9	0.07
Consumer	135	0.1	1.20	204	0.1	2.21	135	0.1	1.33
Total	$117,162	100.0%	1.21%	$113,431	100.0%	1.16%	$109,816	100.0%	1.14%

The ACL increased $7.3 million to $117.2 million as of September 30, 2024 from December 31, 2023. The increase in the ACL compared to December 31, 2023, was primarily attributable to changes in economic factors resulting in increases in both general and qualitative factor reserves.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Nine Months Ended September 30, 2024
Construction and land	$—	$1,646,724	—%
Farmland	—	31,379	—
1 - 4 family residential	(27)	944,262	—
Multi-family residential	(198)	751,445	(0.04)
OOCRE	—	781,414	—
NOOCRE	(6,262)	2,272,786	(0.37)
Commercial	(6,387)	2,796,061	(0.31)
MW	46	393,008	0.02
Consumer	424	8,989	6.30
Total	$(12,404)	$9,626,068	(0.17)%

Nine Months Ended September 30, 2023
Construction and land	$—	$1,855,861	—%
Farmland	—	50,845	—
1 - 4 family residential	2	902,353	—
Multi-family residential	—	499,698	—
OOCRE	(491)	694,378	(0.09)
NOOCRE	(7,865)	2,369,293	(0.44)
Commercial	(5,742)	2,850,762	(0.27)
MW	—	363,182	—
Consumer	(137)	8,624	(2.12)
Total	$(14,233)	$9,594,996	(0.20)%
Net charge-offs decreased $1.8 million, or 3 bps, to average loans annualized. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
OBS Credit exposure
The ACL on OBS credit exposures totaled $6.5 million and $8.0 million at September 30, 2024 and December 31, 2023, respectively. The level of the ACL on OBS credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of September 30, 2024, we held equity securities with a readily determinable fair value of $10.1 million compared to $9.9 million as of December 31, 2023. These equity securities primarily represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $48.6 million at September 30, 2024, compared to $11.6 million at December 31, 2023. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of September 30, 2024, we held FHLB stock and FRB stock of $47.9 million compared to $53.7 million as of December 31, 2023. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of September 30, 2024, the carrying amount of debt securities totaled $1.42 billion, an increase of $166.6 million, or 13.3%, compared to $1.26 billion as of December 31, 2023. The increase was primarily due purchases of AFS debt securities of $638.2 million. The increase was partially offset by the sale of debt securities of $113.8 million at a loss of $6.3 million, an unrealized loss of $30.1 million and $382.6.0 million in paydowns. Debt securities represented 10.9% and 10.1% of total assets as of September 30, 2024 and December 31, 2023, respectively.
All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label CMOs, subprime, Alt-A, or second lien elements in our investment portfolio. As of September 30, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 122 AFS debt securities that were in an unrealized loss position totaling $70.9 million as of September 30, 2024. The Company evaluated all debt securities and no ACL on debt securities was recognized in the Company’s consolidated balance sheets as of September 30, 2024. The Company recorded no ACL for its held to maturity debt securities as of September 30, 2024 and December 31, 2023, respectively.

    As of September 30, 2024 and December 31, 2023, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates
Deposits

Total deposits as of September 30, 2024 were $11.04 billion, an increase of $697.8 million, or 6.7%, compared to $10.34 billion as of December 31, 2023. The increase from December 31, 2023 was primarily the result of increases of $434.2 million in certificates and other time deposits, $425.9 million in noninterest-bearing transactions. The increase was partially offset by a decrease of $143.7 million in interest-bearing demand deposits and a decrease of $18.5 million in correspondent money market deposits.

	September 30, 2024
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,643,894	24.0%	$2,486,676
Interest-bearing transaction	421,059	3.8	524,298
Money market	3,462,709	31.4	3,372,252
Savings	320,940	2.9	238,521
Certificates and other time deposits > $250k	1,117,215	10.1	1,167,562
Certificates and other time deposits < $250k	2,508,705	22.7	2,511,156
Correspondent money market accounts	561,489	5.1	565,125
Total deposits	$11,036,011	100.0%	$10,865,590

	December 31, 2023
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,218,036	21.4%	$2,322,556
Interest-bearing transaction	927,193	9.0	851,375
Money market	3,284,324	31.8	3,061,472
Savings	136,868	1.3	115,519
Certificates and other time deposits > $250k	1,312,032	12.7	1,240,834
Certificates and other time deposits < $250k	1,879,705	18.2	2,044,330
Correspondent money market accounts	580,037	5.6	519,544
Total deposits	$10,338,195	100.0%	$10,155,630
Borrowings
We utilize short- and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advances
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of September 30, 2024 and December 31, 2023, total available borrowing capacity of $2.28 billion and $2.19 billion, respectively, was available under this arrangement with no outstanding balance as of September 30, 2024 and an outstanding balance of $100.0 million as of December 31, 2023. The weighted average interest rate was 5.54% for the nine months ended September 30, 2024 and 4.70% for the year ended December 31, 2023. The FHLB has also issued standby letters of credit to the Company for $1.16 billion and $1.38 billion as of September 30, 2024 and December 31, 2023, respectively. We had no other short-term borrowings at the dates indicated.

FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	Nine Months Ended
	September 30,	December 31,
	2024	2023
FRB loans pledged as collateral at period end	$2,291,309	$2,143,269
FRB securities pledged as collateral at period end	1,019,118	328,919
BTFP availability at period end(1)	—	455,361
Total FRB availability	$3,310,427	$2,927,549
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

	September 30, 2024
	Balance	Rate
	(Dollars in thousands)
Junior subordinated debentures
Parkway National Capital Trust I	$3,093	7.06%
SovDallas Capital Trust I	8,609	9.59
Patriot Bancshares Capital Trust I	5,155	7.41
Patriot Bancshares Capital Trust II	17,011	7.01
Subordinated notes
4.75% Fixed-to-Floating Rate Subordinated Notes	75,000	4.75
4.125% Fixed-to-Floating Rate Subordinated Notes	125,000	4.125

Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the nine months ended September 30, 2024 and the year ended December 31, 2023, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.
We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $150.0 million as of September 30, 2024. We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $125.0 million as of December 31, 2023. There were no advances under these lines of credit outstanding as of September 30, 2024 and December 31, 2023.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.59 billion for the nine months ended September 30, 2024 and $12.28 billion for the year ended December 31, 2023.

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Sources of Funds:
Deposits:
Noninterest-bearing	19.1%	18.8%
Interest-bearing	36.8	34.2
Certificates and other time deposits	27.9	24.2
Advances from FHLB	0.6	7.1
Other borrowings	1.8	1.9
Other liabilities	1.5	1.6
Stockholders’ equity	12.3	12.2
Total	100.0%	100.0%
Uses of Funds:
Loans	75.8%	77.3%
Debt Securities	10.7	9.6
Interest-bearing deposits in other banks	5.5	1.0
Other noninterest-earning assets	8.0	12.1
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.7%	24.4%
Average loans, excluding MW, to average deposits	87.9%	97.5%
Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future and believe that funds provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. Our average LHI increased 0.6% for the nine months ended September 30, 2024, compared to the year ended December 31, 2023. We used excess deposits to pay down FHLB borrowings to reduce wholesale funding.
As of September 30, 2024, we had $2.82 billion in outstanding commitments to extend credit, $487.4 million in unconditionally cancellable MW commitments and $113.8 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $3.08 billion in outstanding commitments to extend credit, $803.7 million in MW commitments and $111.6 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2024, we had cash and cash equivalents of $1.10 billion compared to $629.1 million as of December 31, 2023.

Analysis of Cash Flows

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
Net cash provided by operating activities	$143,009	$138,068
Net cash (used in) provided by investing activities	(234,337)	74,898
Net cash provided by financing activities	563,055	64,365
Net change in cash and cash equivalents	$471,727	$277,331
Net Cash Flows Provided by Operating Activities
    For the nine months ended September 30, 2024, net cash provided by operating activities increased by $4.9 million when compared to the same period in 2023. The increase in cash provided by operating activities was primarily attributable to an increase in proceeds from sales of LHFS.
Net Cash Flows (Used in) Provided by Investing Activities
    For the nine months ended September 30, 2024, net cash (used in) provided by investing activities increased by $309.2 million when compared to the same period in 2023. The increase in cash used in investing activities was primarily attributable to a $198.5 million increase in purchases of AFS debt securities and a $52.0 million decrease in proceeds from sale of government guaranteed loans. This was partially offset by a $117.3 million decrease in net loans originated and a $36.1 million decrease in purchases of other investments.
Net Cash Flows Provided by Financing Activities
    For the nine months ended September 30, 2024, net cash provided by financing activities increased by $498.7 million when compared to the same period in 2023. The increase in cash provided by financing activities was primarily attributable to an increase in deposits slightly offset by a lower balance of FHLB advances as compared to the nine months ended September 30, 2023.
    As of the nine months ended September 30, 2024 and 2023, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
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
Shares repurchased through the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numbers of shares repurchased	1,982	—	177,670	—
Weighted average price per share	$20.24	$—	$19.91	$—

Capital Resources
Total stockholders’ equity increased to $1.61 billion as of September 30, 2024, compared to $1.53 billion as of December 31, 2023, an increase of $76.7 million, or 5.0%. The increase from December 31, 2023 to September 30, 2024 was primarily the result of $82.4 million of net income recognized, $23.1 million in AOCI and $9.3 million in stock-based compensation. This increase was partially offset by $32.7 million in dividends declared and paid, $3.5 million in stock buybacks and $2.2 million of RSUs vesting during the nine months ended September 30, 2024.
By comparison, total stockholders’ equity increased to $1.49 billion as of September 30, 2023, compared to $1.45 billion as of December 31, 2022, an increase of $41.4 million, or 2.9%. The increase from December 31, 2022 to September 30, 2023 was primarily the result of $104.8 million of net income recognized, $9.0 million in stock-based compensation and a $803 thousand increase due to the exercise of employee stock options during the nine months ended September 30, 2023. This increase was partially offset by $32.5 million in dividends declared and paid, $38.4 million in other comprehensive income and $2.2 million of RSUs vesting during the nine months ended September 30, 2023.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of September 30, 2024 and December 31, 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of September 30,		As of December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,570,044	13.91%	$1,500,703	13.18%
Tier 1 capital (to RWA)	1,256,685	11.13	1,202,252	10.56
CET1 (to RWA)	1,226,630	10.86	1,172,362	10.29
Tier 1 capital (to average assets)	1,256,685	10.06	1,202,252	10.03
Veritex Community Bank
Total capital (to RWA)	$1,499,516	13.34%	$1,467,960	12.90%
Tier 1 capital (to RWA)	1,385,620	12.33	1,368,384	12.03
CET1 (to RWA)	1,385,620	12.33	1,368,384	12.03
Tier 1 capital (to average assets)	1,385,620	11.13	1,368,384	11.43
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of September 30, 2024 since December 31, 2023 as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	As of
	Sep 30, 2024	Sep 30, 2023
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,608,014	$1,491,166
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(21,182)	(30,933)
Tangible common equity	$1,182,380	$1,055,781
Common shares outstanding	54,446	54,305

Book value per common share	$29.53	$27.46
Tangible book value per common share	$21.72	$19.44

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	As of
	Sep 30, 2024	Sep 30, 2023
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,608,014	$1,491,166
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(21,182)	(30,933)
Tangible common equity	$1,182,380	$1,055,781
Tangible Assets
Total assets	$13,042,976	$12,346,331
Adjustments:
Goodwill	(404,452)	(404,452)
Core deposit intangibles	(21,182)	(30,933)
Tangible Assets	$12,617,342	$11,910,946
Tangible Common Equity to Tangible Assets	9.37%	8.86%

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

The following table reconciles, as of the dates set forth below, average tangible common equity to average common equity and net income available for common stockholders adjusted for amortization of core deposit intangibles, net of taxes to net income and presents our return on average tangible common equity:

	For the Quarter Ended		For the Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023

Net income available for common stockholders adjusted for amortization of core deposit intangibles
Net income	$31,001	$32,621	$82,359	$104,762
Adjustments:
Plus: Amortization of core deposit intangibles	2,438	2,438	7,314	7,314
Less: Tax benefit at the statutory rate	512	512	1,536	1,536
Net income available for common stockholders adjusted for amortization of core deposit intangibles	$32,927	$34,547	$88,137	$110,540

Average Tangible Common Equity
Total average stockholders' equity	$1,583,401	$1,508,170	$1,553,070	$1,498,573
Adjustments:
Average goodwill	(404,452)	(404,452)	(404,452)	(404,452)
Average core deposit intangibles	(22,789)	(32,540)	(25,212)	(34,939)
Average tangible common equity	$1,156,160	$1,071,178	$1,123,406	$1,059,182
Return on Average Tangible Common Equity (Annualized)	11.33%	12.80%	10.48%	13.95%

Operating Earnings. Operating earnings and the performance metrics calculated using these metrics, listed below, are non-GAAP measures used by management to evaluate the Company’s financial performance. We calculate (a) operating earnings as net income plus severance payments, plus loss on sale of debt securities AFS, net, plus M&A expenses less tax impact of adjustments, plus nonrecurring tax adjustments. We calculate (b) diluted operating EPS as operating earnings as described in clause (a) divided by weighted average diluted shares outstanding.

We believe that these measures and the operating metrics calculated utilizing these measures are important to management and many investors in the marketplace who are interested in understanding the ongoing operating performance of the Company and provide meaningful comparisons to its peers.

The following tables reconcile, as of the dates set forth below, operating earnings and related metrics:

	For the Quarter Ended		For the Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023

Operating Earnings
Net income	$31,001	$32,621	$82,359	$104,762
Plus: Severance payments[1]	1,487	—	2,100	1,950
Plus: Loss on sale of AFS securities, net	—	—	6,304	5,321
Plus: FDIC special assessment	—	—	134	—
Operating pre-tax income	32,488	32,621	90,897	112,033
Less: Tax impact of adjustments	307	—	1,796	1,544
Plus: Nonrecurring tax adjustments	—	—	527	—
Operating earnings	$32,181	$32,621	$89,628	$110,489

Weighted average diluted shares outstanding	54,932	54,597	54,866	54,563
Diluted EPS	$0.56	$0.60	$1.50	$1.92
Diluted operating EPS	$0.59	$0.60	$1.63	$2.02
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

The following tables reconcile, as of the dates set forth below, pre-tax, pre-provision operating earnings and related metrics:

	For the Quarter Ended		For the Nine Months Ended
	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Sep 30, 2023

Pre-Tax, Pre-Provision Operating Earnings
Net income	$31,001	$32,621	$82,359	$104,762
Plus: Provision for income taxes	8,067	9,282	23,525	30,019
Plus: Provision for credit losses and unfunded commitments	4,000	7,718	18,209	32,471
Plus: Severance payments[1]	1,487	—	2,100	1,950
Plus: Loss on sale of AFS securities, net	—	—	6,304	5,321
Plus: FDIC special assessment	—	—	134	—
Pre-tax, pre-provision operating earnings	$44,555	$49,621	$132,631	$174,523
1 Severance payments relate to certain restructurings made during the periods disclosed.

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

Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, a continuation of recent turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “projects,” “estimates,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•risks related to the concentration of our business in Texas, and specifically within the DFW metroplex and the Houston metropolitan area, including risks associated with any downturn in the real estate sector and risks associated with a decline in the values of single family homes in the DFW metroplex and the Houston metropolitan area;
•Uncertain market conditions and economic trends nationally, regionally and particularly in the DFW metroplex and Texas;

•the effects of regional or national civil unrest;
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and Ukraine and Israel and Hamas, acts of terrorism, cyber attacks or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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
•our ability to maintain adequate liquidity (including the effect of the transition to the CECL methodology for allowances and related adjustments) and to raise necessary capital to fund our strategies and operations or to meet increased minimum regulatory capital levels;
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
•our ability to comply with various governmental and regulatory requirements applicable to financial institutions and lenders;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and economic stimulus programs;
•of the discontinuation of LIBOR and implementation of any replacement alternatives on our business;
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

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (BPS)	Income	of Equity	Income	of Equity
+ 300	10.27%	(6.24)%	11.39%	(6.15)%
+ 200	6.98	(3.28)	7.70	(3.23)
+ 100	3.53	(1.18)	3.92	(1.05)
Base	—	—	—	—
−100	(2.94)	(0.60)	(4.16)	(1.65)
−200	(5.68)	(3.54)	(10.01)	(6.48)
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50.0 million shares of the Company’s outstanding common stock. The Stock Buyback Program has an expiration date of March 31, 2025, and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the three months ended September 30, 2024, the Company repurchased shares of its common stock in the following amounts:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Beginning $ balance	—	$—	—	$50,000,000
July 1, 2024 - July 31, 2024	1,982	20.24	1,982	46,462,852
August 1, 2024 - August 31, 2024	—	—	—	46,462,852
September 1, 2024 - September 30, 2024	—	—	—	46,462,852
Quarterly totals and remaining $ balance available to repurchase	177,670	20.24	177,670	$46,462,852

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: November 8, 2024	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)