Form 10-K
period 2024-12-31
Veritex Holdings, Inc.
filed 2025-03-03
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2024 was approximately $1,115,575,000.

At February 28, 2025, we had outstanding 54,469,375 shares of common stock, par value $0.01 per share.

Documents Incorporated By Reference:
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

VERITEX HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2024

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ACL	Allowance for Credit Loss	HTM	Held-To-Maturity
AFS	Available-For-Sale	IRA	Inflation Reduction Act of 2022
AML	Anti-Money Laundering	KRX	KBW Regional Banking Index
AMLA	Anti-Money Laundering Act of 2020	LHFS	Loans Held for Sale
AOCI	Accumulated Other Comprehensive Loss	LHI	Loans Held for Investment
APIC	Additional Paid-In Capital	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	Lower	Lower Holding Company
ASU	Accounting Standard Update	MDR	Managed Detection and Response
BHC	Bank Holding Company Act of 1956	M&A	Mergers and acquisitions
BOLI	Bank-Owned Life Insurance	Management's Report	Management’s Report on Internal Control over Financial Reporting
Board	Board of Directors of Veritex	MBS	Mortgage-backed Securities
bps	Basis Points	MW	Mortgage Warehouse
BSA	Bank Secrecy Act	NAC	North Avenue Capital, LLC
CD	Certificates of Deposit	NOOCRE	Non-owner Occupied CRE
CECL	Current Expected Credit Losses	NPLs	Non-performing Loans
CET1	Common Equity Tier 1	NPV	Net Present Value
CFPB	Consumer Financial Protection Bureau	OBS	Off-Balance Sheet
CISO	Chief Information Security Officer	OCC	Office of the Comptroller of the Currency
CMO	Collateralized Mortgage Obligation	OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
CODM	Chief Operating Decision Maker	OOCRE	Owner Occupied CRE
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	PCA	Prompt Corrective Action
CRE	Commercial Real Estate	PCAOB	Public Company Accounting Oversight Board
DCF	Discounted Cash Flow	PCD	Purchased Credit Deteriorated
DFW	Dallas-Fort Worth	PCI	Purchased Credit Impaired
DIF	Deposit Insurance Fund	PD/LGD	Probability of Default/Loss Given Default
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PSU	Performance-based Restricted Stock Units
EGRRCPA	Economic Growth, Regulatory Reform, and Consumer Protection Act	QRMs	Qualified Residential Mortgages
EPS	Earnings Per Share	RBC	Risk-Based Capital
Exchange Act	Securities Exchange Act of 1934	ROU	Right Of Use
FASB	Financial Accounting Standards Board	RSU	Restricted stock units
FDIA	Federal Deposit Insurance Act	RWA	Risk-Weighted Assets
FDIC	Federal Deposit Insurance Corporation	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	SBA	Small Business Administration
Federal Reserve	The Federal Reserve System	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FinCEN	U.S. Department of Treasury’s Financial Crimes Enforcement Network	Sovereign	Sovereign Bancshares, Inc.
FRB	Federal Reserve Bank of Dallas	TDB	Texas Department of Banking
GAAP	Generally Accepted Accounting Principles	Thrive	Thrive Mortgage, LLC
GLB Act	Gramm-Leach-Bliley Financial Modernization Act of 1999	USDA	United States Department of Agriculture
Green	Green Bank

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend; impact of certain changes in our accounting policies, standards and interpretations; any turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs; and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “seeks,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
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
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and Ukraine and Israel and Hamas, acts of terrorism, cyber-attacks or other catastrophic events, including natural disasters such as storms, droughts, fires, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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

The following table summarizes the seven transactions that we have completed since our inception through December 31, 2024, where we acquired 100% of the interest of each bank listed below in the table:

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
Non-bank acquisitions
During 2021, the Company purchased a 49% interest in Thrive, which was accounted for as an equity method investment during the time of the investment. In March 2024, Thrive was acquired by Lower and Veritex acquired an equity interest in Lower. Subsequently in 2024, we made an additional investment in Lower. Veritex accounts for the investment in Lower under the cost method of accounting subsequent to Lower acquiring Thrive.
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

	For the Year Ended
($ in thousands)	2024	2023	2022
Gain on sale of USDA loans	$2,286	$13,190	$10,731
Fair value adjustments on USDA loans HFS recognized during the period	1,497	4,081	491
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
Lending Activities. As of December 31, 2024, total LHI totaled $9.39 billion, representing 73.6% of our total assets. Our loan portfolio primarily consists of CRE and general commercial loans, MW loans, residential real estate loans, construction and land loans, farmland loans and consumer loans.
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
Investments
The primary objective of our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet or exceed regulatory capital requirements.  As of December 31, 2024, the book value of our AFS and HTM debt securities portfolio totaled $1.55 billion, with an average tax-equivalent yield of 4.56% and an estimated effective duration of approximately 3.64 years.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 858 full-time employees and 7 part-time employees. Our employees are not represented by a union. We strive to maintain a culture where employees are rewarded for hard work and share in the benefits of the success of our Company.
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

•CFPB. The Dodd-Frank Act created the CFPB, which is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule-making, examination, and primary enforcement authority under federal consumer financial laws.  In addition, the Dodd-Frank Act permits states to adopt certain types of consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations increases our cost of operations. The rulemaking, examination and enforcement priorities of the CFPB may change under the Trump administration, but we are unable to predict what effect, if any, these changes may have on the Bank.

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

•Debit Card Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 bps multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 bps multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.

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
Permissible Activities and Investments
Banking laws generally restrict our ability to engage in, or acquire 5% or more of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The GLB Act expanded the scope of permissible activities to include those that are financial in nature or incidental or complementary to a financial activity for a bank holding company that elects to be a financial holding company, which requires the satisfaction of certain conditions. The Holdco has elected financial holding company status. For a bank holding company to be and remain eligible for financial holding company status, the bank holding company and each of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed,” and each of its subsidiary U.S. depository institutions must have received at least a “satisfactory” rating on its most recent assessment under the CRA. If the bank holding company fails to meet applicable standards for financial holding company status, it is likely to be barred from engaging in new types of financial activities or making certain types of acquisitions or investments in reliance on its status as a financial holding company, and ultimately could be required to either discontinue the broader range of activities permitted to financial holding companies or divest its subsidiary U.S. depository institutions. If restrictions are imposed on the activities of a financial holding company, such information may not necessarily be available to the public.
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
Under the generally applicable capital requirements, we and the Bank are required to maintain CET1 capital of at least 4.5% of RWA, Tier 1 capital of at least 6% of RWA, total capital (a combination of Tier 1 and Tier 2 capital) of at least 8% of RWA, and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. In addition, generally applicable capital requirements subject banking organizations to limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a “capital conservation buffer” of CET1 capital in an amount greater than 2.5% of its total RWA in excess of the minimum RBC ratio requirements. The effect of the fully phased-in capital conservation buffer is to increase the minimum CET1 capital ratio to 7.0%, the minimum tier 1 RBC ratio to 8.5% and the minimum total RBC ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers. The capital regulations also determine the thresholds necessary for a bank to be deemed well or adequately capitalized; these adjustments are discussed below under “PCA.”

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

At December 31, 2024, we and the Bank are in compliance with the generally applicable capital ratio requirements. See Note 23 of the Notes to the Consolidated Financials for further discussion.
For us to be “well-capitalized,” the Bank must be well-capitalized and Veritex must not be subject to any written agreement, order, capital directive or PCA directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure. As of December 31, 2024, we met all the requirements to be deemed well-capitalized.

($ in thousands)	Amount	Ratio
Total capital (to RWA)
Company	$1,571,001	13.96%
Bank	1,510,901	13.49
Tier 1 capital (to RWA)
Company	1,277,955	11.36
Bank	1,402,462	12.52
Common equity tier 1 (to RWA)
Company	1,247,844	11.09
Bank	1,402,462	12.52
Tier 1 capital (to average assets)
Company	1,277,955	10.32
Bank	1,402,462	11.37
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

Prompt Corrective Action
In addition to the capital rules described above, the Bank is subject to the FDIC’s PCA regime. The PCA regime subjects an insured depository institution to increasingly stringent restrictions and supervisory actions by its primary federal regulator, if the institution becomes undercapitalized and its financial condition continues to deteriorate. Each U.S. insured depository institution falls within one of five assigned capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An insured depository institution is deemed to be “well capitalized” if it has a total RBC ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 RBC ratio of 8.0% or greater and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive or PCA directive to meet and maintain a specific level for any capital measure. A well-capitalized institution is not subject to any restrictions on its activities and enjoys certain regulatory advantages such as streamlined processing of many applications. A depository institution is deemed to be “adequately capitalized” if it has a total RBC ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 RBC ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and does not meet the criteria for a “well capitalized” bank. Adequately-capitalized status is necessary in order to undertake a variety of regulated activities. An institution that is adequately capitalized but not well capitalized may be restricted in its ability to rely on brokered deposits, which is discussed further below under “Brokered Deposits.”

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
Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance upon notice and hearing, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. As of December 31, 2024, the Bank met all requirements to be “well capitalized” under the PCA regulations.

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

On January 28, 2025, Veritex Holdings, Inc. announced that its Board declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 28, 2025 to shareholders of record as of February 14, 2025. This dividend reflects the strength of our performance over the last fiscal year as well as organic capital generation.

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
Brokered Deposits
The FDIA restricts the use of brokered deposits by certain depository institutions. A well capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2024, the Bank is considered a well capitalized insured depository institution and had total brokered deposits of $1.78 billion.
Concentrated CRE Lending Guidance
The federal banking agencies, including the Federal Reserve, have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank has a concentration in CRE lending if (i) total reported loans for construction, land development and other land represent 100% or more of total RBC or (ii) total reported loans secured by multifamily and non-farm, non-residential properties and loans for construction, land development and other land represent 300% or more of total RBC and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied CRE loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. At December 31, 2024, our total reported loans for construction, land development and other land represented over 100% of our total RBC, indicating a concentration in CRE lending. At December 31, 2024, our management believes that it has adequately addressed the requirements and guidance of federal banking agencies, including the Federal Reserve, for institutions with concentrations in CRE lending.
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

Deposit Insurance and Deposit Insurance Assessments
The Bank’s deposits are insured by the DIF to the maximum extent permitted by the FDIC, which is currently $250,000 per depositor per account ownership type. The FDIC imposes a risk-based deposit premium assessment system, where the assessment rates for an insured depository institution are determined by an assessment rate calculator, which is based on a number of elements to measure the risk each institution poses to the DIF. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC adopted a restoration plan, as required under the FDIA, in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This restoration plan was amended on June 21, 2022, based on projections indicating that the DIF reserve ratio was at risk of not reaching the required minimum by the statutory deadline of September 30, 2028. In conjunction with the amended restoration plan, the FDIC increased deposit insurance assessment rates by 2 bps for all insured depository institutions, effective in the first quarterly assessment period of 2023.

As a result of bank failures during early 2023, regulators invoked a "systemic risk exception" in an effort to strengthen public confidence in the banking system and protect depositors. As required by law, the FDIC announced that any losses to the DIF to support uninsured depositors will be recovered by a special assessment on banking organizations. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organization's estimated uninsured deposits as of December 31, 2022, excluding the first $5.0 billion in estimated uninsured deposits. We recorded an expense of $768 thousand as a result of this special assessment during the year ended December 31, 2023 and an additional $134 thousand during the year ended December 31, 2024.

Future changes in insurance premiums could have an adverse effect on operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

Also, as insurer of the Bank’s deposits, the FDIC is authorized to conduct examinations of, and to require reporting by, the Bank, and has back-up enforcement authority of the Bank as well. The agency also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of our deposit insurance.

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

Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking M&A. Compliance with these requirements has been a special focus of the Federal Reserve and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputational damage.

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

The CRA requires the federal bank regulators to take into account an insured depository institution’s record in meeting the convenience and needs of the communities that the institution serves when considering an application by the institution to establish or relocate a branch or to enter into certain M&A. Similarly, the Federal Reserve is required to consider the CRA performance records of a bank holding company’s subsidiary bank (or banks) when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company, or to engage in other expansionary transactions. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA performance of the Bank and of the target institutions. An evaluation of “Needs to Improve” or “Substantial Noncompliance” may block or impede regulatory approvals of our applications. The Bank received an overall CRA rating of “Satisfactory” on its most recent CRA examination as of April 2022.

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

•We have a continuing need for technological change and may not have the resources to effectively implement new technology, such as artificial intelligence ("AI"), or may experience operational challenges when implementing new technology.
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
•We are subject to sustainability, stewardship and governance risks that could adversely affect our reputation and/or our business, operations, and earnings.

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
•We are subject to capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.
•The Federal Reserve imposes monetary policies and regulations on our business and may require us to commit capital resources to support the Bank.
•The Federal Reserve may require us to commit capital resources to support the Bank.
•We could be adversely affected by the soundness of other financial institutions.
•Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.
•Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

•Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.
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
We primarily conduct operations in the Dallas-Fort Worth metroplex and the Houston metropolitan area. As of December 31, 2024, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in the Dallas-Fort Worth metroplex and the Houston metropolitan area, and the substantial majority of secured loans were secured by collateral located in the Dallas-Fort Worth metroplex and the Houston metropolitan area. Accordingly, we are significantly exposed to risks associated with a lack of geographic diversification. The economic conditions in the Dallas-Fort Worth metroplex and the Houston metropolitan area are highly dependent on the real estate sector as well as the technology, financial services, insurance, transportation, manufacturing and energy sectors. Any downturn or adverse development in these sectors, particularly the real estate sector, or a decline in the value of single-family homes in the Dallas-Fort Worth metroplex and the Houston metropolitan area, could have an adverse impact on our business, financial condition and results of operations. Any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of loans in our portfolio. Volatility in oil prices may have an impact on the economic conditions in the markets in which we operate. Any regional or local economic downturn that affects (1) existing or prospective borrowers, (2) the Dallas-Fort Worth metroplex or Houston metropolitan area or (3) property values in its market areas, may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.

We operate in an uncertain economic environment, including generally uncertain conditions internationally, nationally and locally in our industry and market. Financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and CRE market in Texas, particularly in the Dallas-Fort Worth metroplex and Houston metropolitan area, and are affected by these events.
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
Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; the impact of political conditions, including the recent change in administration in the U.S.; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of military conflict, including the Russian and Ukraine conflict, Israel and Hamas conflict, terrorism or other geopolitical events. Despite decelerating levels of inflation and multiple federal funds rate decreases during the course of 2024, inflation and interest rates, remain elevated. Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.

We are monitoring the conflicts between Russia and Ukraine and Israel and Hamas. While we do not expect that either conflict will itself be material to Veritex, geopolitical instability and adversity arising from such conflicts (including additional conflicts that could arise from such conflicts), the imposition of sanctions, taxes and/or tariffs and any response to such sanctions, taxes and/or tariffs (including retaliatory acts, such as cyber-attacks and sanctions, taxes and/or tariffs) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.

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
The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of net interest income, or the difference between the interest income earned on loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease net interest income because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Our interest sensitivity profile was asset sensitive as of December 31, 2024, meaning that we estimate net interest income would increase more from rising interest rates than from falling interest rates.

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

As of December 31, 2024, $2.69 billion of our loan portfolio or 28.3%, of our total LHI, consisted of commercial loans to businesses. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment, and most are backed by a personal guaranty of the borrower or principal. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, thereby exposing us to increased credit risk. A significant portion of our commercial loans are secured by promissory notes that evidence loans made by Veritex to borrowers that in turn make loans to others that are secured by real estate. Accordingly, negative changes in the economy affecting real estate values and liquidity could impair the value of the collateral securing these loans. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

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

Our nonperforming assets, which consist of nonaccrual loans, accruing loans 90 days or more past due and OREO, adversely affect our net income in various ways. We do not record interest income on nonaccrual loans and assets acquired through foreclosure. We must establish an allowance for credit losses which reserves for losses inherent in our loan portfolio that are both probable and reasonably estimable. From time to time, we also write down the value of properties in our portfolio of assets acquired through foreclosure to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. The resolution of nonperforming assets requires the active involvement of management, which can distract management from daily operations and other income producing activities. Finally, if our estimate of the allowance for credit losses is inadequate, we will have to increase the allowance for credit losses accordingly, which will have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from the current level, or greater than anticipated costs to resolve these credits, will have an adverse effect on our earnings.

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
As of December 31, 2024, our ACL was $111.7 million of our total LHI. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. Additional credit losses may occur in the future and may occur at a rate greater than we previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review the allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could adversely affect our business, financial condition and results of operations.
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

Debit card interchange fee restrictions set forth in section 1075 of the Dodd-Frank Act, known as the Durbin Amendment, as implemented by regulations of the Federal Reserve, cap the maximum debit interchange fee that an issuer may receive per transaction at the sum of 21 cents plus five bps. An issuer that adopts certain fraud prevention procedures may charge an additional one cent per transaction. Debit card issuers with less than $10 billion in total consolidated assets are exempt from these interchange fee restrictions. The exemption for small issuers ceases to apply as of July 1 of the year following the calendar year in which the issuer has total consolidated assets of $10 billion or more at year-end.

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

Our success depends on the continued service and skills of our executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of our executive management team. Our success is also dependent in part on the continued service of our market presidents and relationship managers. The loss of any of these key personnel could adversely affect our business because of their skills, years of industry experience and relationships with customers, and because it may be difficult to promptly find qualified replacement personnel. We cannot guarantee that these executive officers or key employees will continue to be employed with us in the future. For example, on January 29, 2025, we announced that Senior Executive Vice President, Chief Financial Officer, Terry S. Earley will retire effective June 30, 2025. Mr. Earley's duties are expected to be transitioned to William L. Holford on July 1, 2025. We can make no assurances that this or future changes in executive management will not have a material adverse effect on our business, financial condition, or results of operations.
The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. Our LHI portfolio has grown to $9.51 billion as of December 31, 2024. This growth is related to both organic growth and loans acquired in connection with business acquisitions. The organic portion of this increase is due to increased loan production in the Texas markets in which we operate. It is difficult to assess the future performance of acquired or recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

Our CRE and construction and land loan portfolios expose us to credit risks that could be greater than the risks related to other types of loans.
As of December 31, 2024, $3.16 billion of our loan portfolio, or 33.2% of total LHI, consisted of CRE loans and $1.30 billion of our loan portfolio, or 13.7% of total LHI, consisted of construction and land loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate due to the fluctuation of real estate values. Additionally, non-owner occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner occupied CRE loan portfolio could require us to increase the allowance for credit losses, which would reduce profitability and could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2024, $6.81 billion of our loan portfolio, or 71.6% of total LHI, consisted of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in the Texas markets in which we operate could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years, and the market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may need to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have an adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase the allowance for credit losses, which could adversely affect our business, financial condition and results of operations.

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

We have extended significant amounts of credit to a limited number of borrowers, and as of December 31, 2024, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to $656.8 million, or 6.9% of total LHI, and $1.51 billion, or 15.8%, of total LHI, respectively. As of such date, none of these loans were nonperforming loans. Concentration of a significant amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. If one or more of these borrowers is unable to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 82.8% as of December 31, 2024), we also invest a percentage of our total assets in debt securities (11.6% as of December 31, 2024) with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2024, the fair value of our AFS debt securities portfolio was $1.29 billion, which included a net unrealized loss of $74.2 million. Factors beyond our control can significantly influence the fair value of debt securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate debt securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

As a result of inflationary pressures and the resulting higher levels of interest rates, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in U.S. banks’ securities portfolios. If the Company were to sell such securities with embedded unrealized losses, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

We have a continuing need for technological change and may not have the resources to effectively implement new technology, such as AI, or may experience operational challenges when implementing new technology.

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

In particular, the Company or its third party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products, which presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. Further, generative

AI has been known to, and may continue to, create biased, incomplete, inaccurate, misleading or poor-quality output or produce other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. We may also rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

In addition, our competitors or other third parties may incorporate AI or other emerging technologies into their business or operations more quickly or more successfully than us, which could impair our ability to compete effectively. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

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

It is difficult or impossible to defend against every cyber risk and controls employed by our information technology department and our other employees and vendors could prove inadequate. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Cybersecurity risks are continually evolving and growing more sophisticated and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts, including goodwill. We have an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test, and we may resume performing the qualitative assessment in any subsequent period. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the first step of the two-step goodwill impairment test. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. As of December 31, 2024, goodwill totaled $404.5 million. Although we have not recorded any impairment charges since the goodwill was initially recorded, future evaluations of existing goodwill or goodwill acquired in the future may result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

We are subject to sustainability, stewardship and governance risks that could adversely affect our reputation and/or our business, operations, and earnings.

Governments, investors, customers, and the general public have been focused on sustainability, stewardship and governance practices and disclosures. Institutional investors, and investor advocacy groups, in particular, are increasingly focused on these matters and expectations in these areas can vary widely. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon sustainability, stewardship and governance metrics, and certain investors integrate these factors into their analysis of the expected risk and return of potential investments. Currently, there are no universal standards for such scores and ratings, and views are diverse, dynamic, and rapidly changing. Failure to adapt to or comply with such expectations and standards, or taking actions in conflict with these expectations and standards, could negatively impact our reputation, stock price, or ability to attract and retain customers and employees.

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

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the DIF, and the overall financial stability of the United States. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividends or distributions that the Bank can pay to the Holdco and that Veritex can pay to shareholders, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Political and regulatory leadership and policy changes arising from recent election results could lead to new or revised legislative and regulatory initiatives, which may impact our business and our customers' businesses in unpredictable ways. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations. Also, the failure by the Company to meet the applicable eligibility requirements for financial holding company status (including capital and management requirements and that the Bank maintain at least a "Satisfactory" CRA rating) may result in restrictions on certain activities of Veritex, including the commencement of new activities and mergers with or acquisitions of other financial institutions and could ultimately result in the loss of financial holding company status. We must devote substantial time and resources to compliance and meeting our regulators' supervisory expectations, which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.

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

The Equal Credit Opportunity Act, the Fair Housing Act and other federal and state fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Federal Reserve, TDB, U.S. Department of Justice and other federal and state agencies are responsible for enforcing these laws and regulations against us. A successful challenge to our compliance with fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on M&A activity, and restrictions on expansion activity. In addition, violations of fair lending laws and regulations may have an adverse effect on our CRA rating, which in turn may affect our ability to obtain regulatory approval for certain expansionary transactions and branching activities. Private parties may also have the ability to challenge an institution’s performance under fair lending laws and regulations in private class action litigation.

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

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF associated with protecting uninsured depositors following the March and May 2023 bank failures. The FDIA requires the FDIC to take this action in connection with the systematic risk determination announced on March 12, 2023 to cover certain deposits that were otherwise uninsured in connection with the March and May 2023 bank failures. The FDIC began to collect the special assessment at an annual rate of 13.4 bps beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The special assessment will be based on an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5.00 billion in estimated uninsured deposits from the insured depository institution. As a result of the FDIC’s final rule, we accrued $768 thousand related to the special assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $9.1 million, which included $134 thousand of FDIC special assessment, for the year ended December 31, 2024, $12.2 million, which included $768 thousand of FDIC special assessment, for the year ended December 31, 2023 and $5.3 million for the year ended December 31, 2022, respectively. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could adversely affect our earnings and results of operations.

We are subject to capital requirements, which may adversely impact return on equity or prevent us from paying dividends or repurchasing shares.

We are subject to capital and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators may change these regulatory capital and related requirements. If we fail to meet these minimum capital and related requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. In addition, the failure to meet such requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations, and financial condition, generally.

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

The March and May 2023 bank failures, need for outside liquidity support and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional bank holding companies like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to move and/or maintain their deposits to/with larger financial institutions. Further, competition for deposits has increased in recent years, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of higher interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

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

As of December 31, 2024, we had approximately $199.6 million outstanding in aggregate principal amount of subordinated notes held by investors, and, in the aggregate, $31.1 million of junior subordinated debentures issued to four statutory trusts that in turn issued $33.9 million in the aggregate of trust preferred securities. In the future, we may incur additional indebtedness. Upon our liquidation, dissolution or winding up, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our outstanding indebtedness before we pay any dividends on our common stock. Since any decision to issue debt securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

ITEM 2.  PROPERTIES
At December 31, 2024, our executive offices were located at 8214 Westchester Drive, Suite 800, Dallas, Texas 75225. In addition to our executive offices, at December 31, 2024, we had 19 full-service branches located in the Dallas-Fort Worth metroplex and 12 full-service branches in the Houston metropolitan area. We own the building in which our executive offices are located and lease the majority of the space in which our other administrative offices are located. As of December 31, 2024, we owned 16 of our branch locations and leased the remaining 15 branch and office locations. The remaining terms of our leases on our full-services branches range from one to fourteen years and give us the option to renew for subsequent terms of equal duration or otherwise extend the lease term subject to price adjustment based on market conditions at the time of renewal. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
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
Holders of Record
As of February 28, 2025, there were 277 holders of record of our common stock.

Dividend Policy
On January 28, 2025, Veritex announced that its Board declared a quarterly cash dividend of $0.20 per share on our outstanding common stock. The dividend was paid on February 28, 2025 to shareholders of record as of February 14, 2025. For the year ended December 31, 2024, we declared and paid $43.6 million in cash dividends.
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
Unregistered Sales of Equity Securities
None.

Equity Compensation Plan Information
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information regarding the securities authorized for issuance under equity compensation plans called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.
Stock Performance Graph
The following table and graph compares the cumulative total shareholder return on our common stock to the cumulative total return of the KBW Nasdaq Regional Banking Index and the Nasdaq Bank Index for the period beginning on December 31, 2019 through December 31, 2024. The following information reflects index values as of close of trading, assumes $100 invested on December 31, 2018 in our common stock, the KBW Nasdaq Regional Banking Index and the Nasdaq Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown below is not necessarily indicative of future stock performance.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Veritex Holdings, Inc.	$121.23	$108.31	$151.34	$123.55	$115.31	$134.60
KBW Nasdaq Regional Banking Index (KRX)	100.53	99.29	128.04	116.75	101.46	119.40
Nasdaq Bank Index	136.25	120.02	186.06	131.34	108.84	127.03

Comparison of Cumulative Total Return
Stock Repurchases
On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50.0 million shares of the Company’s outstanding common stock. The Stock Buyback Program has an expiration date of March 31, 2025, and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the year ended December 31, 2024, the Company repurchased 177,670 shares of its common stock. During 2023, there were no repurchases of shares of its common stock.
Subsequent to December 31, 2024, the Company has repurchased $177,346 shares of it's common stock at an average price of $25.98.

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

Anticipated 2025 Trends

This discussion of trends expected to impact our business in 2025 is based on information presently available and reflects certain assumptions, including the current economic and interest rate environment. Differences in actual economic conditions compared with our assumptions could have an adverse impact on our results. See “Special Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements. We anticipate the following trends or events related to our business in fiscal year 2025:

•Focus on net interest margin and the impact of anticipated interest rate movement in 2025;
•Focus on disciplined growth targeting acquiring customers' full banking relationships;
•Focus on deposit liquidity to fund continued organic growth;
•Focus on remixing the deposit portfolio by growing attractively priced granular deposits;
•Continued emphasis on credit quality and relationship banking;
•Targeted focus on talent investments to further organically grow the Company;
•Continued focus on execution and expansion of the government guaranteed lending space; and
•Leveraging of our strong capital through accretive organic growth and possible strategic acquisition opportunities.
Results of Operations
For discussion of the results of operations for the year ended December 31, 2023 compared to year ended December 31, 2022, see Veritex's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024.
Year Ended December 31, 2024 compared to year ended December 31, 2023
General
Net income available to common stockholders for the year ended December 31, 2024 was $107.2 million, a decrease of $1.0 million, or 0.9%, from net income available to common stockholders of $108.3 million for the year ended December 31, 2023.
Basic EPS for the year ended December 31, 2024 was $1.97, a decrease of $0.03 from $2.00 for the year ended December 31, 2023. Diluted EPS for the year ended December 31, 2024 was $1.95, a decrease of $0.03 from $1.98 for the year ended December 31, 2023.
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

For the year ended December 31, 2024, net interest income totaled $385.2 million compared to net interest income of $399.1 million for the year ended December 31, 2023, a decrease of $13.9 million, or 3.5%. Interest income was $757.2 million, compared to $726.9 million, for the years ended December 31, 2024 and 2023, respectively. The primary drivers of the decrease in net interest income was the result of an increase in interest expense resulting from a $46.4 million increase in interest expense on certificates and other time deposits and a $35.5 million increase in interest expense on transaction and savings deposit accounts. This decrease is partially offset by an increase of $30.3 million, or 4.2%, in interest income primarily due to an increase in interest income on debt securities of $17.5 million, an increase of $11.9 million in interest income on deposits in financial institutions and Fed Funds sold, and $2.9 million on loans, including fees, due to an increase in loan yields. The decrease in net interest income is partially offset by a decrease of $38.0 million in interest expense on advances from FHLB. Average loan balances grew from $9.59 billion for the year ended December 31, 2023 to $9.61 billion for the year ended December 31, 2024, an increase of $18.0 million, or 0.2%.
Interest expense for the year ended December 31, 2024 was $372.0 million, compared to $327.8 million for the year ended December 31, 2023, an increase of $44.2 million, or 13.5%. The year-over-year increase was due to increases in the averages rates paid on interest-bearing demand and savings deposits and certificates and other time deposits and a change in deposit mix. For the year ended December 31, 2024 the average balance for interest-bearing demand and savings deposits was $4.73 billion compared to $4.20 billion for the year ended December 31, 2023, an increase of $530.9 million, or 12.6%. For the year ended December 31, 2024 the average balance for certificates and other time deposits was $3.47 billion compared to $2.98 billion for the year ended December 31, 2023, an increase of $491.3 million, or 16.5%.
Net interest margin and net interest spread were 3.26% and 2.02%, respectively, for the year ended December 31, 2024 compared to 3.49% and 2.40%, respectively, for the year ended December 31, 2023. The decrease in net interest margin by 23 bps and decrease in net interest spread by 38 bps were due to an increase in the average rate paid on interest-bearing liabilities by 43 bps, offset by an increase in the average yield earned on interest-bearing assets by 5 bps. The average interest earned on interest-bearing assets increased to 6.41% during the year ended December 31, 2024 from 6.36% for the year ended December 31, 2023 primarily due to an increase in yields earned on loan balances. The average interest paid on interest-bearing liabilities increased to 4.39% during the year ended December 31, 2024 from 3.96% for the year ended December 31, 2023, primarily due to the increase of average rate paid on deposits. The increases in yields on earning assets and funding costs are attributed to the impact of rising interest rates during 2024.
The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the year ended December 31, 2024 and 2023, interest income not recognized on nonaccrual loans, excluding PCD loans, was $2.6 million and $6.5 million, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2024			2023			2022
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$9,191,753	$624,853	6.80%	$9,244,070	$628,122	6.79%	$7,877,949	$383,008	4.86%
LHI, MW	417,985	26,327	6.30	347,596	20,123	5.79	433,062	16,671	3.85
Debt securities	1,372,812	61,826	4.50	1,173,880	44,364	3.78	1,277,643	38,736	3.03
Interest-earning deposits in other banks	762,569	40,231	5.28	542,959	28,331	5.22	405,471	6,275	1.55
Equity securities and other investments	75,825	3,979	5.25	120,135	5,934	4.94	169,875	4,720	2.78
Total interest-earning assets	11,820,944	757,216	6.41%	11,428,640	726,874	6.36%	10,164,000	449,410	4.42%
ACL	(115,259)			(103,179)			(79,845)
Noninterest-earning assets	927,178			957,286			905,103
Total assets	$12,632,863			$12,282,747			$10,989,258
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$4,728,453	184,452	3.90%	$4,197,517	148,975	3.55%	$3,934,926	42,785	1.09%
Certificates and other time deposits	3,468,448	171,812	4.95	2,977,178	125,409	4.21	1,601,687	15,307	0.96
Advances from FHLB	55,109	3,036	5.51	873,617	41,024	4.70	896,687	15,501	1.73
Subordinated debentures and subordinated notes	230,264	12,671	5.50	229,268	12,352	5.39	230,984	11,160	4.83
Total interest-bearing liabilities	8,482,274	371,971	4.39%	8,277,580	327,760	3.96%	6,664,284	84,753	1.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,397,681			2,309,983			2,782,077
Other liabilities	186,951			193,659			119,237
Total liabilities	11,066,906			10,781,222			9,565,598
Stockholders’ equity	1,565,957			1,501,525			1,423,660
Total liabilities and stockholders’ equity	$12,632,863			$12,282,747			$10,989,258
Net interest spread(2)			2.02%			2.40%			3.15%
Net interest income		$385,245			$399,114			$364,657
Net interest margin(3)			3.26%			3.49%			3.59%
(1) Includes average outstanding balances of LHFS of $53.3 million, $25.7 million and $13.6 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
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

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Compared to 2023			Compared to 2022
	Increase (Decrease) Due To Change in			Increase (Decrease) Due To Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$(3,558)	$289	$(3,269)	$92,760	$152,354	$245,114
LHI, MW	4,435	1,769	6,204	(4,949)	8,401	3,452
Debt securities	8,952	8,510	17,462	(3,922)	9,550	5,628
Interest-earning deposits in other banks	11,595	305	11,900	7,177	14,879	22,056
Equity securities and other investments	(2,326)	371	(1,955)	(2,457)	3,671	1,214
Total increase in interest income	$19,098	$11,244	$30,342	$88,609	$188,855	$277,464
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$20,707	$14,770	$35,477	$9,322	$96,868	$106,190
Certificates and other time deposits	24,318	22,085	46,403	57,908	52,194	110,102
Advances from FHLB	(45,100)	7,112	(37,988)	(1,084)	26,607	25,523
Subordinated debentures and subordinated notes	55	264	319	(92)	1,284	1,192
Total increase in interest expense	(20)	44,231	44,211	66,054	176,953	243,007
Increase in net interest income	$19,118	$(32,987)	$(13,869)	$22,555	$11,902	$34,457
(1) Includes average outstanding balances of LHFS of $53.3 million, $25.7 million and $13.6 million for the twelve months ended December 31, 2024, 2023 and 2022 respectively.
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “—Financial Condition—ACL on LHI”. The provision for credit losses was $22.1 million for the year ended December 31, 2024, compared to a provision for credit losses of $42.5 million for the same period in 2023, a decrease to the provision of $20.5 million. The decreased provision for credit losses was primarily attributable to changes in the National and Texas economic forecasts, increases in qualitative factors and loan growth used in the CECL model during the year ended December 31, 2024. These changes in the National and Texas economic forecasts were made to reflect changes in economic factors such as rising interest rates, inflation, labor supply and the conflicts between Russia and Ukraine and Israel and Hamas as of December 31, 2024 compared to such forecasts utilized in the CECL model for the year ended December 31, 2023. ACL as a percentage of LHI was 1.18% and 1.14% at December 31, 2024 and 2023, respectively.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, loss on the sale of debt securities, government guaranteed loan income, net, equity method investment loss, customer swap income and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Year Ended December 31,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$20,924	$20,248	$20,139	$676	3.3%	$109	0.5%
Loan fees	10,260	6,348	10,442	3,912	61.6	(4,094)	(39.2)
Loss on sales of securities	(10,701)	(5,321)	—	(5,380)	101.1	(5,321)	N/M
Government guaranteed loan income, net	10,082	19,982	14,060	(9,900)	(49.5)	5,922	42.1
Equity method investment loss	—	(30,589)	(5,141)	30,589	(100.0)	(25,448)	495.0
Customer swap income	1,555	1,633	7,217	(78)	(4.8)	(5,584)	(77.4)
Other	8,282	6,804	6,105	1,478	21.7	699	11.4
Total noninterest income	$40,402	$19,105	$52,822	$21,297	111.5%	$(33,717)	(63.8)%
N/M = Not meaningful
Noninterest income for the year ended December 31, 2024 increased $21.3 million, or 111.5%, to $40.4 million compared to noninterest income of $19.1 million for the same period in 2023. The primary components of the increase were as follows:
Loan fees. We earn certain loan fees in connection with funding and servicing loans. Loan fees were $10.3 million for the year ended December 31, 2024 compared to $6.3 million for the same period in 2023. The increase of $3.9 million was primarily attributable to an increase in loan syndication and arrangement fees of $1.5 million and 1.9 million in various other loan fees.
Loss on sales of securities. The loss on sale of securities was $10.7 million for the year ended December 31, 2024 compared to $5.3 million for the same period in 2023. The decrease of $5.4 million was primarily attributable to the loss on sales of debt securities as a result of a strategic restructuring in which we sold $188.9 million of lower-yielding AFS securities, at amortized cost, with a 3.89% average yield, and reinvested the proceeds in higher yielding AFS securities with a 5.67% average yield.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of government guaranteed loans. The decrease in government guaranteed loan income, net, of $9.9 million was primarily due to a $10.9 million decrease in the gain on USDA loans and a decrease of $2.9 million in the fair value of SBA loans. The decrease was partially offset by an increase of $2.4 million in gain on the sale of SBA loans and an increase of $1.5 million in the fair value of USDA loans for the year ended December 31, 2024.
Equity method investment loss. Equity method investment loss is comprised of losses and gains primarily related to our investment in Thrive. The change in equity method investment loss is related to the divesting of our equity method investment in Thrive related to Thrive’s merger with Lower in March of 2024. Our investment in Lower is accounted for under cost method accounting.
Other. Other includes other noninterest income from fees. Other noninterest income was $8.3 million for the twelve months ended December 31, 2024, an increase of $1.5 million, or 21.7%, compared to the same period in 2023. The increase was primarily driven by OREO income of $1.6 million during the same period in 2023.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Year Ended December 31,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and employee benefits	$140,971	$122,070	$117,841	$18,901	15.5%	$4,229	3.6%
Non-staff expenses:
Occupancy and equipment	18,684	19,351	18,744	(667)	(3.4)	607	3.2
Professional and regulatory fees	22,137	26,166	14,142	(4,029)	(15.4)	12,024	85.0
Data processing and software expense	20,962	18,539	14,013	2,423	13.1	4,526	32.3
Marketing	9,199	8,704	7,179	495	5.7	1,525	21.2
Amortization of intangibles	9,751	9,838	9,979	(87)	(0.9)	(141)	(1.4)
Telephone and communications	1,284	1,551	1,484	(267)	(17.2)	67	4.5
M&A expense	—	—	1,379	—	N/M	(1,379)	(100.0)
Other	43,563	27,245	18,314	16,318	59.9	8,931	48.8
Total noninterest expense	$266,551	$233,464	$203,075	$33,087	14.2%	$30,389	15.0%
Noninterest expense for the year ended December 31, 2024 increased $33.1 million, or 14.2%, to $266.6 million compared to noninterest expense of $233.5 million for the same period in 2023. The most significant components of the increase were as follows:
Salaries and employee benefits. Salaries and employee benefits include payroll expenses, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20 (formerly FAS91). Salaries and employee benefits were $141.0 million for the year ended December 31, 2024, an increase of $18.9 million, or 15.5%, compared to the same period in 2023. The increase was primarily attributable to increases in compensation costs of $9.0 million from continued investment in talent, an increase of $7.5 million in lender incentive and bonus costs, and an increase in employee benefit expenses of $1.8 million compared to the same period in 2023.
Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. The decrease of $4.0 million, or 15.4%, was primarily attributable to decrease in FDIC assessment fees of $3.1 million and a decrease in legal and professional fees of $1.4 million. The increase was partially offset by an increase in audit and regulatory services of $527 thousand for the year ended December 31, 2024.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. For the twelve months ended December 31, 2024, data processing and software expense was $21.0 million, an increase of $2.4 million, or 13.1%, compared to the same period in 2023. The increase was primarily due to an increase of $1.2 million in software expenses and $1.2 million in data processing expenses.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense was $43.6 million for the year ended December 31, 2024, compared to $27.2 million for the same period in 2023, an increase of $16.3 million, or 59.9%. This increase was primarily due to an increase of $12.0 million in earned credit rebates in excess of reversed interest income, an increase in OREO and repossessed assets expense of $2.1 million, and an increase of $1.7 million in loan and collection expenses during the year ended December 31, 2024 as compared to the same period in 2023. The remaining changes were nominal amongst individual noninterest expense accounts.

Income Tax Expense

Income tax expense is a function of our pre-tax income, tax-exempt income and other nondeductible expenses. Deferred tax assets and liabilities reflect current statutory income tax rates in effect for the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024, the Company had a $2.9 million valuation allowance against our capital loss carryforward. As of December 31, 2023, a $4.2 million valuation allowance was established relating to an impairment on our investment in Thrive.
For the year ended December 31, 2024, income tax expense totaled $31.7 million, a decrease of $4.3 million, or 11.9%, compared to $36.0 million for the same period in 2023.
For the year ended December 31, 2024, the Company had an effective tax rate of 22.8%. The change in the effective tax rate for the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023, was primarily due to the change in the valuation allowance.
For the year ended December 31, 2023, the Company had an effective tax rate of 25.0%. The change in the effective tax rate for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022, was primarily due to a $4.2 million valuation allowance relating to an impairment on our investment in Thrive. The deferred tax asset is not realizable due to the capital loss not expected to be recognized.
Financial Condition
Our total assets were $12.77 billion and $12.39 billion as of December 31, 2024 and 2023, respectively. Assets increased $374.0 million, or 3.0%, from December 31, 2023 to December 31, 2024.  Our asset growth was due to investments in attractive debt securities, increased cash holdings and the continued execution of our strategy to establish deep relationships in the Dallas-Fort Worth metroplex and the Houston metropolitan. We believe these relationships will continue to bring in new customer accounts and grow balances from existing loan and deposit customers.
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
As of December 31, 2024, total LHI were $9.51 billion, a decrease of $79.6 million, or 0.8%, compared to $9.59 billion as of December 31, 2023. In addition to these amounts, $89.3 million and $79.1 million in loans were classified as held for sale as of December 31, 2024 and 2023, respectively.
Total Loans as a percentage of deposits were 89.3% and 93.6% as of December 31, 2024 and December 31, 2023, respectively. Total LHI as a percentage of total assets were 74.5% and 77.4% as of December 31, 2024 and December 31, 2023, respectively.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2024		2023		Increase (Decrease)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$2,693,538	28.3%	$2,752,063	28.7%	$(58,525)	(0.4)%
MW	605,411	6.4	377,796	3.9	227,615	2.5
Real estate:
OOCRE	780,003	8.2	794,088	8.3	(14,085)	(0.1)
NOOCRE	2,382,499	25.0	2,350,725	24.5	31,774	0.5
Construction and land	1,303,711	13.7	1,734,254	18.1	(430,543)	(4.4)
Farmland	31,690	0.3	31,114	0.3	576	—
1 - 4 family residential	957,341	10.1	937,119	9.8	20,222	0.3
Multi-family residential	750,218	7.9	605,817	6.3	144,401	1.6
Consumer	9,115	0.1	10,149	0.1	(1,034)	—
Total LHI, carried at amortized cost	$9,513,526	100%	$9,593,125	100%	$(79,599)	—%

Total LHFS	$89,309		$79,072		$10,237
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
Commercial loans decreased $58.5 million, or 2.1%, to $2.69 billion as of December 31, 2024 from $2.75 billion as of December 31, 2023. The decrease was primarily due to a decrease in loan volume in the commercial loan portfolio due to rising rates during the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
MW loans increased $227.6 million, or 60.2%, to $605.4 million as of December 31, 2024 from $377.8 million as of December 31, 2023. The increase is due to an increase in mortgage originators included in our portfolio and timing of fundings.
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
OOCRE loans decreased $14.1 million, or 1.8%, to $780.0 million as of December 31, 2024 from $794.1 million as of December 31, 2023. NOOCRE loans increased $31.8 million, or 1.4%, to $2.38 billion as of December 31, 2024 from $2.35 billion as of December 31, 2023. The increase was primarily due to normal fluctuations in the NOOCRE loan portfolio and new loan origination activity slightly offset by increased paydowns during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Construction and land.  Our construction and land development loans consist of loans to fund construction, land acquisition and land development construction. The properties securing the portfolio are primarily located throughout Texas and are generally diverse in terms of type.
Construction and land loans decreased $430.5 million, or 24.8%, to $1.30 billion as of December 31, 2024 from $1.73 billion as of December 31, 2023. This decrease was due to a decrease in loan volume in the construction and land portfolio during the year ended December 31, 2024 compared to the year ended December 31, 2023.

1-4 family residential.  Our 1-4 family residential loans consist of loans secured by single family homes, which are both owner-occupied and investor owned. Our 1-4 family residential loans have a relatively small balance spread between many individual borrowers.
1-4 family residential loans increased $20.2 million, or 2.2%, to $957.3 million as of December 31, 2024 from $937.1 million as of December 31, 2023. The increase was primarily due to normal fluctuations in the 1-4 family residential loan portfolio and new loan origination activity for the period that outpaced paydowns during the year ended December 31, 2024 compared to the year ended December 31, 2023.
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

	As of December 31,
	2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$406,146	$250,586	$156,214	$281,866	$1,094,812	11.5%
Multifamily	425,774	351,177	213,560	153,644	1,144,155	12.0
Office	318,638	116,090	32,737	32,632	500,097	5.3
Retails	173,747	172,690	110,141	157,681	614,259	6.5
Hotel	192,940	22,603	113,923	127,358	456,824	4.8
SFR	236,027	32,193	62,622	11,832	342,674	3.6
Other	91,500	61,942	75,142	55,023	283,607	3.0
Total CRE	$1,844,772	$1,007,281	$764,339	$820,036	$4,436,428	46.6%

	As of December 31,
	2023
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$409,899	$263,880	$151,780	$265,138	$1,090,697	11.5%
Multifamily	395,344	506,761	165,340	125,890	1,193,335	12.5
Office	361,612	137,486	31,914	32,627	563,639	5.9
Retails	192,770	188,582	138,176	179,536	699,064	7.3
Hotel	166,356	22,764	110,795	141,054	440,969	4.6
SFR	250,151	29,556	89,582	8,201	377,490	4.0
Other	81,981	108,512	53,438	81,671	325,602	3.4
Total CRE	$1,858,113	$1,257,541	$741,025	$834,117	$4,690,796	48.9%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of December 31,
	2024		2023
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
Commercial Real Estate	$820,036	8.6%	$784,523	8.2%
Lender Finance	473,007	5.0	536,568	5.6
Commercial	408,914	4.3	355,626	3.7
MW	335,815	3.5	141,329	1.5
Mortgage Servicing Rights	311,119	3.3	227,002	2.4
1-4 Family Residential	246,547	2.6	259,745	2.7
USDA and SBA	183,672	1.9	199,184	2.1
Other	14,244	0.1	370	—
Total Out of State Loans	$2,793,354	29.4%	$2,504,347	26.1%
Loans by Maturity and Interest Rate Sensitivity
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range as of date indicated are summarized in the following tables:

	As of December 31, 2024
	One Year	One Through	Five Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Commercial	$771,576	$1,793,622	$116,132	$12,208	$2,693,538
Construction and land	696,874	478,605	27,531	100,701	1,303,711
Farmland	1,125	23,023	6,223	1,319	31,690
1 - 4 family residential	34,571	87,552	28,282	806,936	957,341
Multi-family residential	392,676	352,893	4,404	245	750,218
OOCRE	58,971	382,075	178,449	160,508	780,003
NOOCRE	750,915	1,398,344	192,291	40,949	2,382,499
Consumer	2,568	5,789	615	143	9,115
Total LHI, excluding MW	$2,709,276	$4,521,903	$553,927	$1,123,009	$8,908,115
LHI, MW	605,411	—	—	—	605,411
Total LHI (1)	$3,314,687	$4,521,903	$553,927	$1,123,009	$9,513,526
(1) Total LHI at December 31, 2024 excludes $9.0 million of deferred loan fees, net.
The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	As of December 31, 2024
	One Year	One Through	Five Through	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
	(Dollars in thousands)
Amounts with fixed rates
Commercial	$58,630	$118,605	$13,096	$—	$190,331
Construction and land	9,454	57,998	2,234	—	69,686
Farmland	209	20,273	170	—	20,652
1 - 4 family residential	12,965	81,346	11,527	228,303	334,141
Multi-family residential	21,916	94,960	4,404	—	121,280
OOCRE	10,073	222,488	75,061	5,780	313,402
NOOCRE	357,254	753,405	28,588	—	1,139,247
Consumer	2,534	5,081	538	143	8,296
Total fixed	$473,035	$1,354,156	$135,618	$234,226	$2,197,035

Amounts with floating rates
Commercial	$712,946	$1,675,017	$103,036	$12,208	$2,503,207
Construction and land	687,420	420,607	25,297	100,701	1,234,025
Farmland	916	2,750	6,053	1,319	11,038
1 - 4 family residential	21,606	6,206	16,755	578,633	623,200
Multi-family residential	370,760	257,933	—	245	628,938
OOCRE	48,898	159,587	103,388	154,728	466,601
NOOCRE	393,661	644,939	163,703	40,949	1,243,252
Consumer	34	708	77	—	819
Total floating, excluding MW	2,236,241	3,167,747	418,309	888,783	6,711,080
MW	605,411	—	—	—	605,411
Total	$3,314,687	$4,521,903	$553,927	$1,123,009	$9,513,526
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

	As of December 31,
	2024	2023
	(Dollars in thousands)
Nonperforming loans(1):
Construction and land	$6,373	$6,793
1 - 4 family residential	1,562	1,965
OOCRE	8,887	9,719
NOOCRE	10,967	33,479
Commercial	24,680	40,868
Consumer	52	24
Accruing loans 90 or more days past due	1,914	2,975
Total nonperforming loans	54,435	95,823
OREO	24,737	—
Total nonperforming assets	$79,172	$95,823

Nonperforming assets to total assets	0.62%	0.77%
Nonperforming loans to total loans	0.83%	1.00%
(1) At December 31, 2023, nonaccrual loans included $13,715 PCD loans that are accounted for on a pooled basis, respectively. There were no nonaccrual PCD loans at December 31, 2024
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table presents accruing loans by category at the dates indicated:

		Accruing Loans 30-89 Days Past Due		Accruing Loans 90 or more Days Past Due		Total Accruing Past Due Loans
	Total Loans	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
December 31, 2024
Construction and land	$1,303,711	$—	—%	$—	—%	$—	—%
Farmland	31,690	—	—	—	—	—	—
1 - 4 family residential	957,341	2,027	0.21	1,865	0.19	3,892	0.41
Multi-family residential	750,218	—	—	—	—	—	—
OOCRE	780,003	10,445	1.34	—	—	10,445	1.34
NOOCRE	2,382,499	15,944	0.67	—	—	15,944	0.67
Commercial	2,693,538	2,761	0.10	49	—	2,810	0.10
MW	605,411	—	—	—	—	—	—
Consumer	9,115	61	0.67	—	—	61	0.67
Total	$9,513,526	$31,238	0.33%	$1,914	0.02%	$33,152	0.35%
December 31, 2023
Construction and land	$1,734,254	$29,379	1.69%	$—	—%	$29,379	1.69%
Farmland	31,114	—	—	—	—	—	—
1 - 4 family residential	937,119	6,894	0.74	1,726	0.18	8,620	0.92
Multi-family residential	605,817	15,095	2.49	—	—	15,095	2.49
OOCRE	794,088	1,030	0.13	466	0.06	1,496	0.19
NOOCRE	2,350,725	3,824	0.16	783	0.03	4,607	0.20
Commercial	2,752,063	4,879	0.18	—	—	4,879	0.18
MW	377,796	—	—	—	—	—	—
Consumer	10,149	76	0.75	—	—	76	0.75
Total	$9,593,125	$61,177	0.64%	$2,975	0.03%	$64,152	0.67%
We believe our conservative lending approach and focused management of nonperforming assets has resulted in sound asset quality and timely resolution of problem assets. We had $54.4 million in nonperforming loans as of December 31, 2024 compared to $95.8 million as of December 31, 2023. The decrease of $16.7 million in nonperforming assets compared to December 31, 2023 was primarily due to the a $40.3 million decrease in nonaccrual loans.
The following table presents nonaccrual loans by category at the dates indicated:

	December 31, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category
Construction and land	$1,303,711	$6,373	0.49%	$1,734,254	$6,793	0.39%
Farmland	31,690	—	—	31,114	—	—
1 - 4 family residential	957,341	1,562	0.16	937,119	1,965	0.21
Multi-family residential	750,218	—	—	605,817	—	—
OOCRE	780,003	8,887	1.14	794,088	9,719	1.22
NOOCRE	2,382,499	10,967	0.46	2,350,725	33,479	1.42
Commercial	2,693,538	24,680	0.92	2,752,063	40,868	1.48
MW	605,411	—	—	377,796	—	—
Consumer	9,115	52	0.57	10,149	24	0.24
Total LHI(1)	$9,513,526	$52,521	0.55%	$9,593,125	$92,848	0.97%
ACL on loans LHI		$111,745			$109,816
Ratio of ACL to nonaccrual loans		213%			118%
(1) At December 31, 2024 and 2023, the non-accrual loans amount related to NAC included in total LHI was $17,733 and $15,615, respectively.
Potential Problem Loans
The following tables summarize our internal rating of our loans as of the dates indicated.

	December 31, 2024
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Construction and land	$1,246,075	$24,869	$32,767	$—	$1,303,711
Farmland	31,690	—	—	—	31,690
1 - 4 family residential	951,069	2,766	2,462	1,044	957,341
Multi-family residential	749,660	—	558	—	750,218
OOCRE	735,886	12,867	21,884	9,366	780,003
NOOCRE	2,211,850	77,426	92,871	352	2,382,499
Commercial	2,594,686	35,371	63,178	303	2,693,538
MW	605,411	—	—	—	605,411
Consumer	8,975	74	58	8	9,115
Total	$9,135,302	$153,373	$213,778	$11,073	$9,513,526

	December 31, 2023
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Construction and land	$1,693,230	$34,231	$6,793	$—	$1,734,254
Farmland	31,114	—	—	—	31,114
1 - 4 family residential	928,106	4,501	3,382	1,130	937,119
Multi-family residential	579,021	11,701	15,095	—	605,817
OOCRE	722,430	25,925	27,563	18,170	794,088
NOOCRE	2,066,080	182,531	88,030	14,084	2,350,725
Commercial	2,641,017	51,073	57,065	2,908	2,752,063
MW	377,796	—	—	—	377,796
Consumer	9,972	85	79	13	10,149
Total	$9,048,766	$310,047	$198,007	$36,305	$9,593,125
ACL
Our ACL on loans is calculated in accordance with ASC Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. The ACL is a valuation allowance estimated at each balance sheet date that is deducted from the LHI's amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. Refer to Note 1 "Summary of Significant Accounting Policies" and “—Critical Accounting Policies—Loans and Allowance for Credit Losses” for further discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off. Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans.
The following table sets forth the ACL by category of loan:

	December 31, 2024			December 31, 2023
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$15,457	13.7%	1.19%	$21,032	18.1%	1.21%
Farmland	97	0.3	0.31	101	0.3	0.32
1 - 4 family residential	15,639	10.1	1.63	9,539	9.8	1.02
Multi-family residential	4,849	7.9	0.65	4,882	6.3	0.81
OOCRE	17,546	8.2	2.25	10,252	8.3	1.29
NOOCRE	39,968	25.0	1.68	27,729	24.5	1.18
Commercial	17,654	28.3	0.66	35,886	28.7	1.30
MW	321	6.4	0.05	260	3.9	0.07
Consumer	214	0.1	2.35	135	0.1	1.33
Total	$111,745	100.0%	1.18%	$109,816	100.0%	1.14%
As of December 31, 2024, the ACL totaled $111.7 million, or 1.18%, of total loans. As of December 31, 2023, the ACL totaled $109.8 million, or 1.14%, of total loans. The increase in the percentage of ACL to total loans compared to December 31, 2023 was primarily attributable to an additional $20.5 million in provision for loan losses for the year ending December 31, 2024. The increase in provision for loan losses was primarily attributable to an increase in general reserves as a result of changes in National and Texas economic factors driving an increase in general reserves, which also includes an increase in qualitative factors year over year primarily applied to our NOOCRE office portfolio.
The Company measures expected credit losses of financial assets on a collective, or pool, basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a DCF method or a loss-rate method to estimate expected credit losses. The Company uses a PD/LGD model to estimate expected credit losses for our PCD loans and pools acquired prior to January 1, 2020 which is in runoff mode. These loans make up 0.12% of the Company's total LHFI.
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
For all DCF models at December 31, 2024, the Company determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. At December 31, 2024, the Company utilized forecasted national unemployment and national year over year percentage change in national GDP as compared to December 31, 2023 in which Texas unemployment and Texas year over year percentage change in GDP was utilized in the DCF models. There was nominal impact in the change in inputs and underlying model. At December 31, 2024, the Company overall slightly decreased its historical prepayment speeds across all loan segments in response to the interest rate environment and its impact to the macro economy. An internal and external study are performed to determine the final prepayment speeds that are utilized in the DCF model.

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

In estimating expected credit losses as of December 31, 2024, we utilized the Moody’s Analytics December 2024 forecast the macroeconomic variables used in our models. A weighting of forecast scenarios from December 2024 were based on the review of a variety of surveys of forecasts of the U.S. economy. The December 2024 baseline scenario projections included, among other things, (i) U.S. Nominal Gross Domestic Product annualized quarterly growth rate of 2.04% in the first quarter of 2025, followed by annualized quarterly growth rates in the range of -0.03% to 1.05% during the remainder of 2025 and an average annualized growth rate of 2.10% through the end of the forecast period in the fourth quarter of 2025; (ii) U.S. unemployment rate of 4.98% in the first quarter of 2025 and an average quarterly U.S. unemployment rate of 6.08% through the end of the forecast period in the fourth quarter of 2025; (iii) Texas CRE price index change of 1.68% in the first quarter of 2025 and an average quarterly Texas CRE price index change of -5.16% through the end of the forecast period in the fourth quarter of 2025; and (iv) projected average 10 year Treasury rate of 4.40% in the first quarter of 2025 and average projected rates of 4.30% during the remainder of 2025 and 4.50% in 2026.

The following tables show our credit ratios and an analysis of our credit loss expense and net (charge-offs) recoveries:

	For the Years Ended December 31,
	2024	2023
ACL	$111,745	$109,816
Total LHI	9,513,526	9,593,125
ACL to Total LHI	1.18%	1.14%

NPLs	$54,435	$95,823
Total LHI	9,513,526	9,593,125
NPLs to Total LHI	0.57%	1.00%

ACL	$111,745	$109,816
NPLs	54,435	95,823
ACL to NPLs	205.28%	114.60%

Additional information related to credit loss expense and net (charge-offs) recoveries is presented in the table below:

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
2024
Construction and land	$—	$1,603,341	—%
Farmland	—	31,074	—
1 - 4 family residential	(25)	944,061	—
Multi-family residential	(198)	742,554	(0.03)
OOCRE	—	778,652	—
NOOCRE	(10,052)	2,273,200	(0.44)
Commercial	(9,926)	2,779,447	(0.36)
MW	46	417,985	0.01
Consumer	34	8,913	0.38
Total	$(20,121)	$9,579,227	(0.21)%

2023
Construction and land	$—	$1,842,624	—%
Farmland	—	46,901	—
1 - 4 family residential	(18)	910,061	—
Multi-family residential	(192)	533,661	(0.04)
OOCRE	(855)	709,322	(0.12)
NOOCRE	(13,299)	2,348,303	(0.57)
Commercial	(9,248)	2,844,269	(0.33)
MW	—	347,596	—
Consumer	(136)	8,929	(1.52)
Total	$(23,748)	$9,591,666	(0.25)%

2022
Construction and land	$—	$1,524,434	—%
Farmland	—	48,235	—
1 - 4 family residential	31	733,059	—
Multi-family residential	—	274,408	—
OOCRE	(2,375)	719,649	(0.33)
NOOCRE	(1,685)	2,156,008	(0.08)
Commercial	(8,423)	2,429,899	(0.35)
MW	—	433,062	—
Consumer	(1,200)	8,443	(14.21)
Total	$(13,652)	$8,327,197	(0.16)%
Net loans charged off decreased $3.6 million, or 15.3%. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.

OBS Credit exposure
The ACL on OBS credit exposures totaled $6.1 million and $8.0 million at December 31, 2024 and December 31, 2023, respectively. The level of the ACL on OBS credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of December 31, 2024, we held equity securities with a readily determinable fair value of $9.8 million compared to $9.9 million as of December 31, 2023. These equity securities represent primarily investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
The Company held equity securities without a readily determinable fair values and measured at cost of $12.3 million at December 31, 2024 compared to $11.6 million as of December 31, 2023. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
FHLB Stock and FRB Stock
As of December 31, 2024, we held FHLB stock and FRB stock of $46.6 million compared to $53.7 million as of December 31, 2023. The change is driven by a decrease in FHLB stock of $6.3 million. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other non-marketable equity securities are carried at their cost, which approximates fair value.

Debt Securities

We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of December 31, 2024, the carrying amount of debt securities totaled $1.48 billion, an increase of $221.5 million, or 17.6%, compared to $1.26 billion as of December 31, 2023. The increase in our debt securities in 2024 was primarily due to purchases of debt securities of $1.69 billion and net unrealized gains $9.7 million, offset by maturities, calls and paydowns of $1.18 billion and the sale of debt securities of $292.8 million at a loss of $10.7 million. Debt securities represented 11.6% and 10.1% of total assets as of December 31, 2024 and 2023, respectively.
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

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$271,889	$1,815	$17,184	$—	$256,520
Municipal securities	28,142	—	3,797	—	24,345
MBS	258,896	2,256	14,822	—	246,330
CMO	600,709	1,734	41,841	—	560,602
Asset-backed securities	110,148	563	2,745	—	107,966
Collateralized loan obligations	98,885	106	242	—	98,749
Total	$1,368,669	$6,474	$80,631	$—	$1,294,512

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
	(Dollars in thousands)
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
MBS	194,486	4,430	13,465	—	185,451
CMO	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
Total	$1,161,178	$11,251	$95,790	$—	$1,076,639

All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label CMOs, subprime, Alt-A or second lien elements in our investment portfolio. As of December 31, 2024, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.
Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2024, management believes that AFS debt securities in an unrealized loss position are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no allowance for credit losses have been recognized in the Company’s consolidated balance sheets. The Company also recorded no allowance for credit losses for its HTM debt securities as of December 31, 2024.
The following table sets forth the fair value and amortized cost for AFS securities and HTM debt securities, respectively, maturities and approximated weighted average yield based on estimated annual income divided by the average fair value of AFS debt securities and amortized cost of HTM debt securities as of the dates indicated. The contractual maturity of a MBS is the date at which the last underlying mortgage matures.

	As of December 31, 2024
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,906	4.28%	$44,924	9.19%	$156,569	4.33%	$53,121	5.99%	$256,520	5.52%
Municipal securities	—	—	6,202	2.77	19,636	2.83	118,202	2.69	144,040	2.71
MBS	—	—	5	3.37	25,386	2.91	252,378	3.52	277,769	3.46
CMO	—	—	77,081	2.46	146,807	3.17	369,606	4.29	593,494	3.78
Asset-backed securities	—	—	3,211	3.54	20,382	6.05	84,373	3.94	107,966	4.33
Collateralized loan obligations	—	—	—	—	24,158	7.28	74,591	7.26	98,749	7.26
Total	$1,906	4.28%	$131,423	4.80%	$392,938	4.00%	$952,271	4.18%	$1,478,538	4.19%

	As of December 31, 2023
			After One Year		After Five Years
	Within		but Within		but Within
	One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Corporate bonds	$1,906	4.28%	$44,924	9.19%	$156,569	4.33%	$12,721	5.99%	$216,120	5.44%
Municipal securities	—	—	6,202	2.77	19,636	2.83	129,847	2.69	155,685	2.71
MBS	—	—	5	3.37	25,386	2.91	193,776	3.52	219,167	3.45
CMO	—	—	77,081	2.46	146,807	3.17	331,651	4.29	555,539	3.74
Asset-backed securities	—	—	3,211	3.54	20,382	6.05	23,060	3.94	46,653	4.83
Collateralized loan obligations	—	—	—	—	24,158	7.28	39,720	7.26	63,878	7.27
Total	$1,906	4.28%	$131,423	4.80%	$392,938	4.00%	$730,775	3.98%	$1,257,042	4.07%
The contractual maturity of MBS, CMOs and asset-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. MBS, CMOs and asset-backed securities are typically issued with stated principal amounts and are backed by pools of mortgage loans and other loans with varying maturities. The term of the underlying mortgages and loans may vary significantly due to the ability of a borrower to prepay amounts outstanding. Monthly pay downs on MBS tend to cause the average life of the securities to be much different than the stated contractual maturity. During a period of increasing interest rates, fixed-rate MBS do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of these securities. The weighted average life of our investment portfolio was 6.54 years with an estimated effective duration of 3.64 years as of December 31, 2024.  The average yield of the securities portfolio was 4.50% during 2024 compared to 3.78% during 2023. During the 3 months ended December 31, 2024, the average yield of the securities portfolio was 4.61%.
As of December 31, 2024 and December 31, 2023, we did not own securities of any one issuer other than U.S. government agency securities, for which aggregate adjusted cost exceeded 10.0% of the consolidated stockholders’ equity as of such respective dates.
Deposits
We offer a variety of deposit products having a wide range of interest rates and terms, including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits as of December 31, 2024 were $10.75 billion, an increase of $414.4 million, or 4.0%, compared to $10.34 billion as of December 31, 2023, due primarily to increases of $232.9 million in certificates of deposit, $88.2 million in interest-bearing demand accounts and $449.7 million in money market accounts. The increase was partially offset by a decrease of $26.6 million in noninterest-bearing deposit accounts. Our deposit growth was primarily related to our continued

penetration in our primary market areas, the increase in commercial lending relationships for which we also seek deposit balances and increases in our financial institution money market accounts. Of the increase in deposits during 2024, we increased attractive priced deposits approximately 8.6%.
Average deposits for the year ended December 31, 2024 were $10.59 billion, an increase of $1.11 billion, or 11.7% over average deposits of $9.48 billion for the year ended December 31, 2023. The average rate paid on total interest-bearing deposits increased from 3.82% for the year ended December 31, 2023 to 4.35% for the year ended December 31, 2024 driven by an increase in funding costs.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For Year Ended December 31,
	2024		2023
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand accounts	$606,508	2.87%	$770,666	3.23%
Savings accounts	231,342	3.62	106,358	0.52
Money market accounts	3,890,603	4.08	3,320,493	3.72
Certificates and other time deposits > $250,000	1,216,065	5.09	1,065,537	3.99
Certificates and other time deposits < $250,000	2,252,383	4.88	1,911,641	4.34
Total interest-bearing deposits	8,196,901	4.35	7,174,695	3.82
Noninterest-bearing demand accounts	2,397,681		2,309,983
Total deposits	$10,594,582	3.36%	$9,484,678	2.89%
Our ratio of average noninterest-bearing deposits to average total deposits was 22.6% and 24.4% for the years ended December 31, 2024 and December 31, 2023, respectively.
Factors affecting the cost of funding of our interest-bearing assets include the volume of noninterest- and interest-bearing deposits, changes in market interest rates (including increases in fed fund rates) and economic conditions in our target markets and their impact on interest paid on our deposits, change in deposit mix, as well as the ongoing execution of our balance sheet management strategy. Our cost of funds was 3.36% in 2024 and 2.89% in 2023. Average rates on interest-bearing deposits were 4.35% in 2024 and 3.82% in 2023.
Borrowings
We utilize short-term and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below.
FHLB Advance
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2024, 2023 and 2022, total borrowing capacity of $2.36 billion, $2.19 billion and $787.3 million, respectively, was available under this arrangement and no amount was outstanding as of December 31, 2024 and $100.0 million and $1.18 billion was outstanding as of December 31, 2023 and December 31, 2022, respectively. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio as deemed necessary. The following table presents our current FHLB advances based on year of maturity as of December 31, 2024.

The following table presents our FHLB borrowings at the dates indicated. Other than FHLB borrowings, we had no other short-term borrowings at the dates indicated.

FHLB Advances
(Dollars in thousands)
December 31, 2024
Amount outstanding at period end	$—
Additional availability at period end	2,359,182
Weighted average interest rate at period end	—%
Maximum month-end balance during the period	$—
Average balance outstanding during the period	55,109
Weighted average interest rate during the period	5.51%
December 31, 2023
Amount outstanding at period end	$100,000
Additional availability at period end	2,191,608
Weighted average interest rate at period end	5.54%
Maximum month-end balance during the period	$1,680,000
Average balance outstanding during the period	873,617
Weighted average interest rate during the period	4.70%
December 31, 2022
Amount outstanding at period end	$1,175,000
Additional availability at period end	1,765,197
Weighted average interest rate at period-end	4.67%
Maximum month-end balance during the period	$1,200,000
Average balance outstanding during the period	896,687
Weighted average interest rate during the period	1.73%
Fed Funds Borrowings
The Company maintains credit facilities with commercial banks that provided federal funds credit extensions. The following table outlines the credit facilities and the federal funds credit availability for each period presented:

	For the Year Ended
	December 31,
	2024	2023	2022

Credit facilities (count of facilities)	5	5	5
Total outstanding at period end	$—	$—	$—
Additional availability at period end	$150,000	$125,000	$175,000
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	For the Year Ended
	December 31,
	2024	2023	2022
FRB loans pledged as collateral at period end	$2,165,451	$2,143,269	$2,384,492
FRB securities pledged as collateral at period end	745,648	328,919	261,319
BTFP availability at period end(1)	—	455,361	434,349
Total FRB availability	$2,911,099	$2,927,549	$3,080,160
(1) There were no borrowings against the BTFP at the end of the respective periods. The BTFP was expired on March 11, 2024.
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

The subordinated notes, which are held at Veritex, of $75.0 million and $125.0 million have a repricing date of November 15, 2024 and October 15, 2025, respectively. The Company is evaluating the impact of such repricing and specifically its impact on capital ratios and earnings per share to determine the most appropriate decision upon each respective repricing date for the $125.0 million subordinated notes.

On February 15, 2025, the Company paid off in full $75.0 million in aggregate principal amount of a subordinated note that changed to a floating rate of approximately 7.96%, as determined by the terms of the agreement, on November 15, 2024 which is discussed in Note 13 - Subordinated Debentures and Subordinated Notes and Note 25 - Subsequent Events.
Junior subordinated debentures
The table below details our junior subordinated debentures. Refer to Note 13 "Subordinated Debentures and Subordinated Notes" for further discussion on the details of our junior subordinated debentures.

	Balance	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2024
Parkway Trust Securities	$3,093	2036	SOFR + 1.85%	7.50%
SovDallas Trust Securities	8,609	2038	SOFR + 4.00%	9.66
Patriot I Capital Trust I	5,155	2037	SOFR + 1.85%	7.51
Patriot II Capital Trust II	17,011	2038	SOFR + 1.80%	7.45
Total	$33,868
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $33.9 million was allowed in the calculation of Tier I capital as of December 31, 2024
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. The Company’s liquidity strategy is guided by policies, formulated and monitored by senior management and the Asset and Liability Management Committee which take into account the demonstrated marketability of the Company’s assets, the sources and stability of its funding and the level of unfunded commitments. The Company regularly evaluates all of its various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2024, 2023 and 2022, our liquidity needs were primarily met by core deposits, wholesale borrowings, security and loan maturities and amortizing investment and loan portfolios. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.

We maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate amount of $150.0 million as of December 31, 2024 and $125.0 million as of December 31, 2023. There were no advances under these lines of credit outstanding as of December 31, 2024 and 2023.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.63 billion for the year ended December 31, 2024, $12.28 billion for the year ended December 31, 2023 and $10.99 billion for the year ended December 31, 2022.

	For the Years Ended
	December 31,
	2024	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	19.0%	18.8%	25.3%
Interest-bearing	37.4	34.2	35.8
Certificates and other time deposits	27.5	24.2	14.6
Advances from FHLB	0.4	7.1	8.1
Other borrowings	1.8	1.9	2.1
Other liabilities	1.5	1.6	1.1
Stockholders’ equity	12.4	12.2	13.0
Total	100%	100%	100%
Uses of Funds:
Loans	75.2%	77.2%	74.9%
Securities AFS	10.9	9.6	11.6
Interest-bearing deposits in other banks	0.6	1.0	1.5
Other noninterest-earning assets	13.4	12.2	12.0
Total	100%	100%	100%
Average noninterest-bearing deposits to average deposits	22.6%	24.4%	33.4%
Average loans to average deposits	86.8%	97.5%	94.6%
Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future. Our average loans, excluding MW, net of ACL increased 0.7% for the year ended December 31, 2024 compared to the same period in 2023 and an increase of 17.2% for the year ended December 31, 2023. We invest excess deposits in interest-bearing deposits at other banks, the FRB or liquid investments securities until these monies are needed to fund loan growth.
As of December 31, 2024, we had $3.12 billion in outstanding commitments to extend credit, $562.6 million in MW commitments and $111.9 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2023, we had $3.08 billion in outstanding commitments to extend credit, $803.7 million in MW commitments and $111.6 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2024, we had cash and cash equivalents of $855.2 million, compared to $629.1 million at December 31, 2023.
Analysis of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Net cash provided by operating activities	$136,379	$144,087
Net cash used in investing activities	(180,714)	(47,503)
Net cash provided by financing activities	270,472	96,402
Net change in cash and cash equivalents	$226,137	$192,986

Cash Flows Provided by Operating Activities
For the year ended December 31, 2024, net cash provided by operating activities decreased by $7.7 million from $144.1 million to $136.4 million.
Cash Flows Used in Investing Activities
For the year ended December 31, 2024, net cash used in investing activities increased by $133.2 million compared to the same period in 2023. The increase in cash used in investing activities was primarily attributable to a $309.5 million increase in purchases of AFS debt securities and a $54.3 million decrease in proceeds from the sale of government guaranteed loans. This is partially offset by a $225.4 million decrease in net loans originated.
Cash Flows Provided by Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities increased by $174.1 million compared to the same period in 2023. The increase in cash provided by financing activities was primarily attributable to a $49.79 billion increase in repayments from FHLB advances partially offset by a $48.82 billion decrease in proceeds of FHLB advances.
For the years ended December 31, 2024 and 2023, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
Capital Resources

Total stockholders’ equity was $1.60 billion as of December 31, 2024, compared to $1.53 billion as of December 31, 2023, an increase of $69.7 million, or 4.6%. The increase from December 31, 2023 was primarily the result of $107.2 million in net income, $12.4 million of stock based compensation. The increase is partially offset by $43.6 million in dividends declared and paid and $1.6 million of other comprehensive income related to unrealized gain/loss of AFS debt securities and derivative instruments.
For the years ended December 31, 2024, 2023 and 2022, we declared and paid $43.6 million, $43.3 million and $42.3 million in cash dividends, respectively. For the year ended December 31, 2024, we purchased 177,670 shares of our common stock under the Stock Buyback Program. No shares were repurchased during the years ended December 31, 2023 and 2022.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 23 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of December 31, 2024 and 2023, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for us and the Bank as of the dates indicated.

	As of December 31,
	2024		2023
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Veritex Holdings, Inc.
Total capital (to RWA)	$1,571,001	13.96%	$1,500,703	13.18%
Tier 1 capital (to RWA)	1,277,955	11.36	1,202,252	10.56
CET1 (to RWA)	1,247,844	11.09	1,172,362	10.29
Tier 1 capital (to average assets)	1,277,955	10.32	1,202,252	10.03
Veritex Community Bank
Total capital (to RWA)	$1,510,901	13.49%	$1,467,960	12.90%
Tier 1 capital (to RWA)	1,402,462	12.52	1,368,384	12.03
CET1 (to RWA)	1,402,462	12.52	1,368,384	12.03
Tier 1 capital (to average assets)	1,402,462	11.37	1,368,384	11.43
We paid quarterly dividends of $0.20, $0.20, $0.20 and $0.20 per common share during the first, second, third and fourth quarter of 2024 and 2023. This equates to a dividend payout ratio of 40.6% in 2024 and 40.0% in 2023. The amount of dividend, if any, we may pay may be limited as more fully discussed in Note 23 - Capital Requirements and Restrictions on Retained Earnings in the accompanying notes to consolidated financial statements elsewhere in this report.
Contractual Obligations
In the ordinary course of business, we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2024. These include payments related to (i) operating leases (Note 8 - Leases), (ii) time deposits with stated maturity dates (Note 10 - Deposits), (iii) long-term borrowings (Note 13 - Subordinated Debentures and Subordinated Notes), and (iv) commitments to extend credit, MW commitments and standby and commercial letters of credit (Note 17 - Off-Balance-Sheet Loan Commitments).
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Tangible Common Equity
Total stockholders' equity	$1,601,069	$1,531,323	$1,449,773
Adjustments:
Goodwill	(404,452)	(404,452)	(404,452)
Core deposit intangibles	(18,744)	(28,495)	(38,247)
Tangible common equity	$1,177,873	$1,098,376	$1,007,074
Common shares outstanding	54,517	54,338	54,030

Book value per common share	$29.37	$28.18	$26.83
Tangible book value per common share	$21.61	$20.21	$18.64

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets and presents our tangible common equity to tangible assets:

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Tangible Common Equity
Total stockholders' equity	$1,601,069	$1,531,323	$1,449,773
Adjustments:
Goodwill	(404,452)	(404,452)	(404,452)
Core deposit intangibles	(18,744)	(28,495)	(38,247)
Tangible common equity	$1,177,873	$1,098,376	$1,007,074
Tangible Assets
Total assets	$12,768,341	$12,394,337	$12,154,361
Adjustments:
Goodwill	(404,452)	(404,452)	(404,452)
Core deposit intangibles	(18,744)	(28,495)	(38,247)
Tangible assets	$12,345,145	$11,961,390	$11,711,662
Tangible Common Equity to Tangible Assets	9.54%	9.18%	8.60%

Operating Earnings, Pre-tax, Pre-provision Operating Earnings and performance metrics calculated using Operating Earnings and Pre-tax, Pre-provision Operating Earnings, including Diluted Operating Earnings per Share, Operating Return on Average Assets, Pre-tax, Pre-Provision Operating Return on Average Assets, Operating Return on Average Assets, Pre-tax, Pre-Provision Operating Return on Average Assets, Pre-tax, Pre-Provision Operating Return on Average Loans, Operating Return on Average Tangible Common Equity and Operating Efficiency Ratio. Operating earnings, pre-tax, pre-provision operating earnings and the performance metrics calculated using these metrics, listed below, are non-GAAP measures used by management to evaluate the Company’s financial performance. We calculate (a) operating earnings as net income plus equity method investment write-down, plus FDIC special assessment, plus severance payments, plus loss on sale of debt securities AFS, net, less tax impact of adjustments, plus nonrecurring tax adjustments. We calculate (b) diluted operating earnings per share as operating earnings as described in clause (a) divided by weighted average diluted shares outstanding. We calculate (c) pre-tax, pre-provision operating earnings as operating earnings as described in clause (a) plus provision for income taxes, plus benefit (provision) for credit losses and unfunded commitments. We calculate (d) pre-tax, pre-provision operating return on average assets as pre-tax, pre-provision operating earnings as described in clause (a) divided by total average assets. We calculate (e) operating return on average assets as operating earnings as described in clause (a) divided by total average assets. We calculate (f) operating return on average tangible common equity as operating earnings as described in clause (a), adjusted for the amortization of intangibles and tax benefit at the statutory rate, divided by total average tangible common equity (average stockholders’ equity less average goodwill and average core deposit intangibles, net of accumulated amortization). We calculate (g) operating efficiency ratio as noninterest expense plus adjustments to operating noninterest expense divided by noninterest income plus adjustments to operating noninterest income, plus net interest income.

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

The following tables reconcile, as of the dates set forth below, operating net income and pre-tax, pre-provision operating earnings and related metrics:

	For the Year Ended December 31,
	2024	2023	2022
Operating Earnings
Net income	$107,241	$108,261	$146,315
Plus: Equity method investment write-down	—	29,417	—
Plus: FDIC special assessment	134	768	—
Plus: Severance payments[1]	3,645	1,950	630
Plus: Loss on sale of debt securities AFS, net	10,701	5,321	—
Plus: M&A expenses	—	—	1,379
Operating pre-tax income	121,721	145,717	148,324
Less: Tax impact of adjustments	3,044	3,603	435
Plus: Nonrecurring tax adjustments	720	—	—
Operating earnings	$119,397	$142,114	$147,889

Weighted average diluted shares outstanding	54,958	54,596	53,952
Diluted EPS	$1.95	$1.98	$2.71
Diluted operating EPS	$2.17	$2.60	$2.74
1 Severance payments relate to restructurings made during the periods disclosed.

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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 bps shift, 10.0% for a 200 bps shift, and 15.0% for a 300 bps.

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of December 31, 2024		As of December 31, 2023
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (BPS)	Income	of Equity	Income	of Equity
+300	7.60%	(9.24)%	11.39%	(6.15)%
+200	5.51	(5.14)	7.70	(3.23)
+100	3.17	(1.99)	3.92	(1.05)
Base	—	—	—	—
−100	(2.55)	0.43	(4.16)	(1.65)
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
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for credit losses

As described further in Notes 1 and 6 to the consolidated financial statements, in connection with the allowance for credit losses (“ACL”) on loans held for investment (“LHI”) within the consolidated balance sheets, the Company measures expected credit losses of financial assets on a collective (pooled) basis when the financial assets share similar risk characteristics. The Company’s discounted cash flow (“DCF”) model for estimating the ACL on LHI considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. At each reporting date, the forecasts about future economic conditions are updated within the ACL model. To incorporate management’s estimate of forecasted economic conditions, the Company applies weightings to different forecasted economic scenarios based on the likelihood of a scenario occurring as of the reporting date, which are applied in the DCF model that calculates the estimate amount. We identified the selection and weighting of economic forecasts on collectively evaluated loans held for investment as a critical audit matter.

The principal consideration for our determination that the selection and weighting of economic forecasts on collectively evaluated loans held for investment represents a critical audit matter is that management made significant assumptions in estimating their reasonable and supportable forecasts by selecting and weighing the available forecast scenarios. Evaluating management’s conclusions required subjective auditor judgment in evaluating the reasonableness of those significant assumptions.
Our audit procedures related to the selection and weighting of economic forecasts on collectively evaluated loans held for investment included the following, among others:

•We tested the design and operating effectiveness of management’s review controls over the ACL, which included ACL committee oversight and approval of the selection and weighting of economic forecast assumptions applied to the DCF model.

•We obtained an understanding as it related to significant assumptions made by management in the determination of expected credit losses, including management’s methodology and processes for the selection and weighting of economic forecasts.

•We evaluated the reasonableness of management’s selection and weighting of economic forecasts by inspecting the underlying scenario assumptions and considering relevant publicly available evidence.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 3, 2025

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(Dollars in thousands, except par value information)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$52,486	$58,914
Interest bearing deposits in other banks	802,714	570,149
Total cash and cash equivalents	855,200	629,063
Debt securities AFS, at fair value	1,294,512	1,076,639
Debt securities HTM (fair value of $160,560 and $160,021 at December 31, 2024 and 2023, respectively)	184,026	180,403
Equity securities	22,053	21,521
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB and FRB stock	46,567	53,699
Total investments	1,548,176	1,333,280
LHFS	89,309	79,072
LHI, MW	605,411	377,796
LHI, excluding MW	8,899,133	9,206,544
Less: ACL	(111,745)	(109,816)
Total LHI, net	9,392,799	9,474,524
BOLI	85,324	84,833
Premises and equipment, net	113,480	105,727
OREO	24,737	—
Intangible assets, net of accumulated amortization	28,664	41,753
Goodwill	404,452	404,452
Other assets	226,200	241,633
Total assets	$12,768,341	$12,394,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,191,457	$2,218,036
Interest-bearing transaction and savings deposits	5,061,157	4,348,385
Certificates and other time deposits	2,958,861	3,191,737
Correspondent money market account	541,117	580,037
Total deposits	10,752,592	10,338,195
Accounts payable and other liabilities	183,944	195,036
Advances from FHLB	—	100,000
Subordinated debentures and subordinated notes	230,736	229,783
Total liabilities	11,167,272	10,863,014
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,332,445 and 60,976,462 at December 31, 2024 and December 31, 2023, respectively	613	610
APIC	1,328,748	1,317,516
Retained earnings	507,903	444,242
AOCI	(65,076)	(63,463)
Treasury stock, 6,815,764 and 6,638,094 shares at cost at December 31, 2024 and 2023, respectively	(171,119)	(167,582)
Total stockholders’ equity	1,601,069	1,531,323
Total liabilities and stockholders’ equity	$12,768,341	$12,394,337
 See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$651,180	$648,245	$399,679
Debt securities	61,826	44,364	38,736
Deposits in financial institutions and Fed Funds sold	40,231	28,331	6,275
Equity securities and other investments	3,979	5,934	4,720
Total interest and dividend income	757,216	726,874	449,410
INTEREST EXPENSE
Transaction and savings deposits	184,452	148,975	42,785
Certificates and other time deposits	171,812	125,409	15,307
Advances from FHLB	3,036	41,024	15,501
Subordinated debentures and subordinated notes	12,671	12,352	11,160
Total interest expense	371,971	327,760	84,753
NET INTEREST INCOME	385,245	399,114	364,657
Provision for credit losses	22,050	42,512	26,950
(Benefit) provision for credit losses on unfunded commitments	(1,942)	(2,041)	820
Net interest income after provision for credit losses	365,137	358,643	336,887
NONINTEREST INCOME
Service charges and fees on deposit accounts	20,924	20,248	20,139
Loan fees	10,260	6,348	10,442
Loss on sale of debt securities, net	(10,701)	(5,321)	—
Government guaranteed loan income, net	10,082	19,982	14,060
Equity method investment loss	—	(30,589)	(5,141)
Customer swap income	1,555	1,633	7,217
Other	8,282	6,804	6,105
Total noninterest income	40,402	19,105	52,822
NONINTEREST EXPENSE
Salaries and employee benefits	140,971	122,070	117,841
Occupancy and equipment	18,684	19,351	18,744
Professional and regulatory fees	22,137	26,166	14,142
Data processing and software expense	20,962	18,539	14,013
Marketing	9,199	8,704	7,179
Amortization of intangibles	9,751	9,838	9,979
Telephone and communications	1,284	1,551	1,484
M&A expense	—	—	1,379
Other	43,563	27,245	18,314
Total noninterest expense	266,551	233,464	203,075
Income before income tax expense	138,988	144,284	186,634
Income tax expense	31,747	36,023	40,319
NET INCOME	$107,241	$108,261	$146,315
Basic EPS	$1.97	$2.00	$2.75
Diluted EPS	$1.95	$1.98	$2.71
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME	$107,241	$108,261	$146,315
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized (losses) gains on debt securities AFS during the period, net	(3,441)	5,752	(131,005)
Amortization from transfer of debt securities from AFS to HTM	2,437	3,122	3,790
Reclassification adjustment for net losses included in net income	10,701	5,321	—
Net unrealized gains (losses) on securities AFS	9,697	14,195	(127,215)

Net unrealized losses on derivative instruments designated as cash flow hedges	(11,557)	(7,744)	(41,499)
Other comprehensive (loss) income, before tax	(1,860)	6,451	(168,714)
Income tax (benefit) expense	(247)	511	(35,241)
Other comprehensive (loss) income, net of tax	(1,613)	5,940	(133,473)
COMPREHENSIVE INCOME	$105,628	$114,201	$12,842

See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except share data)

	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2021	49,372,329	$560	6,638,094	$(167,582)	$1,142,758	$275,273	$64,070	$1,315,079
RSUs vested, net of 83,447 shares withheld to cover taxes	259,733	3	—	—	(3,366)	—	—	(3,363)
Exercise of employee stock options, net of 6,904 and 28,064 shares withheld to cover taxes and exercise, respectively	83,419	1	—	—	1,159	—	—	1,160
Common stock follow on offering	4,314,474	43	—	—	154,372	—	—	154,415
Stock based compensation	—	—	—	—	11,929	—	—	11,929
Net income	—	—	—	—	—	146,315	—	146,315
Dividends paid	—	—	—	—	—	(42,289)	—	(42,289)
Other comprehensive income	—	—	—	—	—	—	(133,473)	(133,473)
Balance at December 31, 2022	54,029,955	$607	6,638,094	$(167,582)	$1,306,852	$379,299	$(69,403)	$1,449,773
RSUs vested, net of 92,134 shares withheld to cover taxes	246,604	3	—	—	(2,310)	—	—	(2,307)
Exercise of employee stock options, net of 121 and 9,729 shares withheld to cover taxes and exercise, respectively	61,809	—	—	—	924	—	—	924
Stock based compensation	—	—	—	—	12,050	—	—	12,050
Net income	—	—	—	—	—	108,261	—	108,261
Dividends paid	—	—	—	—	—	(43,318)	—	(43,318)
Other comprehensive loss	—	—	—	—	—	—	5,940	5,940
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSUs vested, net of 121,587 shares withheld to cover taxes	284,440	3	—	—	(2,589)	—	—	(2,586)
Exercise of employee stock options, net of 492 and 1,798 shares withheld to cover taxes and exercise, respectively	71,543	—	—	—	1,380	—	—	1,380
Stock buyback	(177,670)	—	177,670	(3,537)	—	—	—	(3,537)
Stock based compensation	—	—	—	—	12,441	—	—	12,441
Net income	—	—	—	—	—	107,241	—	107,241
Dividends paid	—	—	—	—	—	(43,580)	—	(43,580)
Other comprehensive income	—	—	—	—	—	—	(1,613)	(1,613)
Balance at December 31, 2024	54,516,681	$613	6,815,764	$(171,119)	$1,328,748	$507,903	$(65,076)	$1,601,069
See accompanying Notes to Consolidated Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$107,241	$108,261	$146,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	19,655	19,485	18,668
Net accretion of time deposit premium, debt discount and debt issuance costs	(3,445)	(134)	977
Provision for credit losses and unfunded commitments	20,109	40,471	27,770
Accretion of loan discounts	(2,986)	(3,882)	(5,047)
Stock-based compensation expense	12,441	12,050	11,929
Deferred tax benefit	(1,357)	(2,649)	(5,662)
Excess tax expense (benefit) from stock compensation	526	340	(1,056)
Net amortization of premiums on debt securities	(912)	2,135	4,708
Unrealized loss (gain) on equity securities recognized in earnings	116	(105)	1,246
Change in cash surrender value and mortality rates of BOLI	(491)	(337)	(1,302)
Net loss on sales of debt securities	10,701	5,321	—
Change in fair value of government guaranteed loans using fair value option	(3,006)	(4,417)	(1,072)
Gain on sales of mortgage LHFS	(149)	(77)	(550)
Gain on sales of government guaranteed loans	(7,071)	(15,565)	(12,988)
Originations of LHFS	(73,108)	(92,375)	(52,991)
Proceeds from sales of LHFS	59,787	53,410	61,130
Servicing asset (recoveries) impairment, net	(328)	(919)	1,823
Equity method investment loss	—	1,172	5,141
Impairment on equity method investment	—	29,417	—
Increase in other assets	(11,714)	(44,484)	(55,770)
Increase in accounts payable and other liabilities	10,370	36,969	49,457
Net cash provided by operating activities	136,379	144,087	192,726
INVESTING ACTIVITIES:
Purchases of AFS debt securities	(1,687,041)	(1,377,537)	(452,599)
Proceeds from sales of AFS debt securities	292,846	109,793	—
Proceeds from maturities, calls and pay downs of AFS debt securities	1,177,615	1,295,897	103,683
Purchases of HTM debt securities	(8,630)	—	(17,460)
Maturity, calls and paydowns on HTM debt securities	3,622	4,004	4,487
Sales (purchases) of other investments	6,484	46,317	(35,393)
Sales of securities under agreements to resell	—	—	102,288
Net loans originated	9,494	(215,899)	(2,193,503)
Proceeds from sale of government guaranteed loans	37,450	91,776	93,739
Net additions to premises and equipment	(12,554)	(1,854)	(4,620)
Net cash used in investing activities	(180,714)	(47,503)	(2,399,378)
FINANCING ACTIVITIES:
Net increase in deposits	418,795	1,216,103	1,759,653
Proceeds from FHLB advances	—	48,817,233	35,049,938
Repayments of FHLB advances	(100,000)	(49,892,233)	(34,652,500)
Net change in securities sold under agreement to repurchase	—	—	(4,069)
Net proceeds on sale of common stock in public offering	—	—	154,415
Proceeds from exercise of employee stock options	1,380	924	1,160
Payments to tax authorities for stock-based compensation	(2,586)	(2,307)	(3,363)
Purchase of treasury stock	(3,537)	—	—
Dividends paid	(43,580)	(43,318)	(42,289)
Net cash provided by financing activities	270,472	96,402	2,262,945
Net increase in cash and cash equivalents	226,137	192,986	56,293
Cash and cash equivalents at beginning of year	629,063	436,077	379,784
Cash and cash equivalents at end of year	$855,200	$629,063	$436,077

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

Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches located in the Dallas-Fort Worth metroplex and 12 branches in the Houston metropolitan area. The Bank provides a full range of banking services to individual and corporate customers, which include commercial and retail lending, and the acceptance of checking and savings deposits. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
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

The Company adopted ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the CODM.

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as is net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets on the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024, 2023 and 2022.
Transfers of debt securities from AFS to HTM
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in other noninterest income. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends on equity securities are recorded in interest income for equity securities and other investments. Realized gains and losses are recorded on the sale of equity securities in gain (loss) on sales of securities. The Company recorded no impairment for equity securities without a readily determinable fair value for the years ended December 31, 2024 and 2023.

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

Management classifies the HTM portfolio into the following major security types: MBS, CMOs and municipal securities. All of the MBS and CMOs held by the Company are issued by U.S. government entities and agencies. These debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses.

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
Fair Value Option
On a specific identification basis, the Company may elect the fair value option for certain financial instruments in the period the financial instrument was originated or acquired. As of December 31, 2024, the Company had held for sale government guaranteed loans that the Company has elected to carry at fair value. Changes in fair value for instruments using the fair value option are recorded in noninterest income. The Company had a decrease in fair value for loans the Company elected to carry at fair value of $3,011 for the year ended December 31, 2024 as compared to an increase in the fair value for loans the Company elected to carry at fair value of $4,417 for the year ended December 31, 2023. There was a decrease of $1,072 in fair value for loans using the fair value option for the year ended December 31, 2022.

Gain on Sale of Guaranteed Portion of SBA and USDA Loans

The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale, which is recognized in gain on sale of SBA LHFS and gain on sale of USDA LHFS on the consolidated statements of income, is the sum of the cash premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained by the Company. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $7,071, $15,565, and $12,988, respectively, of gain on sales of government guaranteed loans.

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

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver. Management also utilizes and forecasts either one-year percentage change in national gross domestic product or one-year percentage change in the CRE property index as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

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

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment speeds, curtailment rates and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level NPV expected cash flows. An ACL is established for the difference between the instrument’s NPV and amortized cost basis. The ACL is further refined for qualitative loss factors based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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
Bank premises and equipment with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to bank premises and equipment assets were recorded during the years ended December 31, 2024, 2023 and 2022.
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
The Company performed its annual goodwill impairment test as of October 31, 2024 using a quantitative impairment assessment and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. The Company also did not identify any potential impairment indicators subsequent to our annual assessment. Management will continue to monitor events that could impact this conclusion in the future.

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

All indefinite lived intangible assets are tested annually for potential impairment or when triggering events occur. Intangible assets with definite lives are tested for impairment when a triggering event occurs. No impairment charges related to goodwill and intangible assets were recorded during the years ended December 31, 2024, 2023 and 2022.
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
Marketing Expense
The Company expenses all marketing costs as they are incurred. Marketing expenses were $9,199, $8,704 and $7,179 in 2024, 2023 and 2022, respectively.
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
The Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements would be the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For the years ended December 31, 2024 and 2023, management has determined there are no material uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “interest expense” and penalties related to income taxes in “other expense” on its Consolidated Statements of Income. The Company recorded $32, $103 and $22 of interest or penalties related to income tax for the years ended December 31, 2024, 2023 and 2022, respectively. With few exceptions, such as state examinations, the Company is generally no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2021 and state income tax examinations for tax years prior to 2020.

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
Stock Based Compensation
Compensation cost is recognized for stock options and other equity awards (performance and non-performance based) issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock on the date of grant is used to estimate fair value for other nonperformance based equity awards. A Monte Carlo simulation is used to estimate the fair value of PSUs that include a vesting condition and a market condition based on the Company’s total shareholder return relative to a peer group comprised of commercial banks in similar markets, which determines the number of shares of Company common stock subject to the restricted stock unit.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Treasury Stock
Treasury stock is stated at cost, which is determined by the first-in, first-out method.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, comprehensive income includes the net effect of changes in the fair value of AFS debt securities, net of tax, and the net effect of changes in fair value of derivative instruments designated as cash flow hedges. Gains and losses on AFS debt securities using the specific identification method are reclassified to net income as the gains or losses are realized upon sale of the securities. For securities transferred from AFS to the HTM classification, the remaining pre-tax gains and losses will be amortized over the remaining life of the securities, as an adjustment of yield on the transferred securities. For cash flow hedges, gains and losses on the derivative(s) are recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Comprehensive income is reported in the accompanying consolidated statements of comprehensive income.
Earnings Per Share
EPS are based upon the weighted-average number of shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(shares in thousands)	2024	2023	2022
Earnings (numerator)
Net income	$107,241	$108,261	$146,315
Shares (denominator)
Weighted average shares outstanding for basic EPS	54,450	54,256	53,170
Dilutive effect of employee stock-based awards	508	340	782
Adjusted weighted average shares outstanding	$54,958	$54,596	$53,952
EPS:
Basic	$1.97	$2.00	$2.75
Diluted	$1.95	$1.98	$2.71
For the year ended December 31, 2024, there were 566 antidilutive shares excluded from the diluted EPS weighted average shares, 375 of these relate to antidilutive RSUs and the remaining 191 relate to stock options excluded from the diluted EPS weighted average shares. For the year ended December 31, 2023, there were 1,268 antidilutive RSUs excluded from the diluted EPS weighted average shares. For the year ended December 31, 2022, there were 177 antidilutive RSUs excluded from the diluted EPS weighted average shares.

2. SUPPLEMENTAL STATEMENT OF CASH FLOWS
Other supplemental cash flow information is presented below:

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$375,078	$294,539	$77,298
Cash paid for income taxes	16,932	53,584	36,165
Supplemental Disclosures of Non-Cash Flow Information:
Establishment of ROU asset and lease liability	$6,091	$7,492	$—
Transfer of AFS debt securities to HTM debt securities	—	—	117,001
LHI transferred to LHFS	—	10,500	—

	Adjustments to Purchase Price Accounting Related to M&A
	Year Ended December 31,
	2024	2023	2022
Noncash assets acquired[1]
LHI	$—	$—	$(681)
Intangible assets, net	—	—	—
Goodwill	—	—	681
Other assets	—	—	—
Total assets	$—	$—	$—
Noncash liabilities assumed[1]
Accounts payable and other liabilities	—	—	—
Total liabilities	$—	$—	$—
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

ASU 2024-03 ,“Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) improves financial reporting by requiring that public business entities disclose additional information about specific expense categories (certain costs and expenses) in the notes to the financial statements. ASU 2024-03 is effective January 1, 2026 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies wither the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. ASU 2024-04 is effective for public business entities January 1, 2025 and is not expected to have a significant impact on the Company’s financial statements.

4. SHARE TRANSACTIONS

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
Shares repurchased through the periods indicated are as follows:

	Year Ended December 31,
	2024	2023
Numbers of shares repurchased	177,670	—
Weighted average price per share	$19.91	$—

5. SECURITIES
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,781 and $9,897 at December 31, 2024 and 2023, respectively. No gains or losses on equity securities with a readily determinable fair value were realized during the year ended December 31, 2024, 2023 or 2022.
The gross unrealized (loss) gain recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income were as follows:

	2024	2023	2022
Unrealized (loss) gain recognized on equity securities with a readily determinable fair value	$(116)	$105	$(1,246)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair values and measured at cost of $12,272 and $11,624 at December 31, 2024 and 2023, respectively.
Securities Purchased Under Agreements To Resell
The Company held no securities purchased under agreements to resell as of December 31, 2024 and 2023. During the twelve months ended December 31, 2024 and 2023, there was no interest income recorded in equity securities and other investments in the Company’s consolidated statements of income. Interest income of securities purchased under agreements to resell typically mature 30 days from the settlement date, qualify as a secured borrowing and are measured at amortized cost.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$271,889	$1,815	$17,184	$—	$256,520
Municipal securities	28,142	—	3,797	—	24,345
MBS	258,896	2,256	14,822	—	246,330
CMO	600,709	1,734	41,841	—	560,602
Asset-backed securities	110,148	563	2,745	—	107,966
Collateralized loan obligations	98,885	106	242	—	98,749
	$1,368,669	$6,474	$80,631	$—	$1,294,512

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
HTM
MBS	$31,439	$—	$6,625	$—	$24,814
CMO	32,892	—	4,920	—	27,972
Municipal securities	119,695	—	11,921	—	107,774
	$184,026	$—	$23,466	$—	$160,560

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	ACL	Fair Value
AFS
Corporate bonds	$244,652	$1,034	$29,566	$—	$216,120
Municipal securities	46,631	108	3,258	—	43,481
MBS	194,486	4,430	13,465	—	185,451
CMO	563,421	4,634	46,999	—	521,056
Asset-backed securities	47,738	1,045	2,130	—	46,653
Collateralized loan obligations	64,250	—	372	—	63,878
	$1,161,178	$11,251	$95,790	$—	$1,076,639

		Gross	Gross
	Amortized	Unrealized	Unrealized
HTM	Cost	Gains	Losses	ACL	Fair Value
MBS	$33,716	$—	$6,037	$—	$27,679
CMO	34,483	—	4,567	—	29,916
Municipal securities	112,204	86	9,864	—	102,426
	$180,403	$86	$20,468	$—	$160,021

The Company did not transfer any debt securities from AFS to HTM at fair value during the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities on January 1, 2022. In accordance with FASB ASC 320-10-35-10, the transfer from AFS to HTM must be recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,437 and $3,122 at December 31, 2024 and December 31, 2023, respectively.

The following tables disclose the Company’s debt securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$38,914	$2,329	$174,876	$14,855	$213,790	$17,184
Municipal securities	15,519	594	8,826	3,203	24,345	3,797
MBS	71,889	694	74,131	14,128	146,020	14,822
CMO	168,016	3,383	247,079	38,458	415,095	41,841
Asset-backed securities	71,538	635	13,034	2,110	84,572	2,745
Collateralized loan obligations	40,406	242	—	—	40,406	242
	$406,282	$7,877	$517,946	$72,754	$924,228	$80,631

HTM
MBS	$—	$—	$24,814	$6,625	$24,814	$6,625
CMO	—	—	27,972	4,920	27,972	4,920
Municipal securities	83,738	8,198	22,679	3,723	106,417	11,921
	$83,738	$8,198	$75,465	$15,268	$159,203	$23,466

	December 31, 2023
	Less Than 12 Months		12 Months or More		Totals
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
AFS
Corporate bonds	$34,989	$5,970	$162,148	$23,596	$197,137	$29,566
Municipal securities	6,792	45	22,052	3,213	28,844	3,258
MBS	—	—	104,486	13,465	104,486	13,465
CMO	—	—	419,044	46,999	419,044	46,999
Asset-backed securities	9,011	1,559	8,847	571	17,858	2,130
Collateralized loan obligations	—	—	63,878	372	63,878	372
	$50,792	$7,574	$780,455	$88,216	$831,247	$95,790

HTM
MBS	$—	$—	$27,679	$6,037	$27,679	$6,037
CMO	—	—	29,916	4,567	29,916	4,567
Municipal securities	7,845	270	79,713	9,594	87,558	9,864
	$7,845	$270	$137,308	$20,198	$145,153	$20,468

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
The number of AFS debt securities in an unrealized loss position totaled 137 and 142 at December 31, 2024 and December 31, 2023, respectively. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The amortized costs and estimated fair values of debt securities, by contractual maturity, as of the dates indicated, are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, CMOs and asset-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans and other loans that have varying maturities. The terms of MBS, CMOs and asset-backed securities thus approximates the terms of the underlying mortgages and loans and can vary significantly due to prepayments. Therefore, these securities are not included in the maturity categories below.

	December 31, 2024
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$3,919	$3,919
Due from one year to five years	69,451	68,737	890	857
Due from five years to ten years	176,147	163,478	19,464	18,857
Due after ten years	54,433	48,650	95,422	84,141
	300,031	280,865	119,695	107,774
MBS and CMO	859,605	806,932	64,331	52,786
Asset-backed securities	110,148	107,966	—	—
Collateralized loan obligations	98,885	98,749	—	—
	$1,368,669	$1,294,512	$184,026	$160,560

	December 31, 2023
	AFS		HTM
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,018	$1,906	$—	$—
Due from one year to five years	46,645	46,682	4,445	4,448
Due from five years to ten years	188,526	163,397	12,806	12,628
Due after ten years	54,094	47,616	94,953	85,350
	291,283	259,601	112,204	102,426
MBS and CMO	757,907	706,507	68,199	57,595
Asset-backed securities	47,738	46,653	—	—
Collateralized loan obligations	64,250	63,878	—	—
	$1,161,178	$1,076,639	$180,403	$160,021

Proceeds from sales of debt securities AFS and gross realized gains and losses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024	2023	2022
Proceeds from sales	$292,846	$109,793	$—
Gross realized gains	2,439	—	—
Gross realized losses	13,140	5,321	—
As of December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity. As further explained in Note 11, Advances from the FHLB, there was a blanket floating lien on all debt securities to secure FHLB advances as of December 31, 2024 and December 31, 2023.

6. LHI AND ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2024	2023
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,303,711	$1,734,254
Farmland	31,690	31,114
1 - 4 family residential	957,341	937,119
Multi-family residential	750,218	605,817
OOCRE	780,003	794,088
NOOCRE	2,382,499	2,350,725
Commercial	2,693,538	2,752,063
MW	605,411	377,796
Consumer	9,115	10,149
	9,513,526	9,593,125

Deferred loan fees, net	(8,982)	(8,785)
ACL	(111,745)	(109,816)
Total LHI, net	$9,392,799	$9,474,524
Included in the total LHI, net, as of December 31, 2024 and 2023 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $3,870 and $5,334, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in total LHI, net, as of December 31, 2024 and 2023 is a discount on retained loans from sale of originated SBA and USDA loans of $7,851 and $7,629, respectively. During the year ended December 31, 2022, the Company purchased $223,924 in pooled residential real estate loans at a net discount, with a remaining balance of $153,291 as of December 31, 2024. The remaining net purchase discount of $2,327 and $3,231 related to these 1-4 family residential loans purchased is included in the total LHI, net as of December 31, 2024 and December 31, 2023, respectively. No additional pooled residential real estate loans were purchased during the twelve months ended December 31, 2024 or 2023.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TLM. The activity in the ACL related to LHI is as follows:

	December 31, 2024
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
Credit (benefit) loss expense non-PCD loans	(5,575)	(4)	6,123	165	7,514	26,243	(8,196)	15	45	26,330
Credit loss (benefit) expense PCD loans	—	—	2	—	(220)	(3,952)	(110)	—	—	(4,280)
Charge-offs	—	—	(31)	(198)	(120)	(11,375)	(13,392)	—	(575)	(25,691)
Recoveries	—	—	6	—	120	1,323	3,466	46	609	5,570
Ending Balance	$15,457	$97	$15,639	$4,849	$17,546	$39,968	$17,654	$321	$214	$111,745

	December 31, 2023
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052
Credit loss (benefit) expense non-PCD loans	7,958	(26)	26	2,467	2,352	13,706	15,458	260	159	42,360
Credit (benefit) loss expense PCD loans	(46)	—	(2)	—	48	618	(466)	—	—	152
Charge-offs	—	—	(21)	(192)	(855)	(13,649)	(10,413)	—	(236)	(25,366)
Recoveries	—	—	3	—	—	350	1,165	—	100	1,618
Ending Balance	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816

	December 31, 2022
	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of year	$7,293	$187	$5,982	$2,664	$9,215	$30,548	$21,632	$—	$233	$77,754
Credit loss (benefit) expense non-PCD loans	5,855	(60)	3,757	(57)	4,633	(2,588)	18,933	—	2,355	32,828
Credit (benefit) loss expense PCD loans	(28)	—	(237)	—	(2,766)	429	(2,000)	—	(1,276)	(5,878)
Charge-offs	—	—	—	—	(2,646)	(2,410)	(9,731)	—	(1,285)	(16,072)
Recoveries	—	—	31	—	271	725	1,308	—	85	2,420
Ending Balance	$13,120	$127	$9,533	$2,607	$8,707	$26,704	$30,142	$—	$112	$91,052

The majority of the Company's loan portfolio consists of loans to businesses and individuals in the Dallas-Fort Worth metroplex and the Houston metropolitan area. This geographic concentration subjects the loan portfolio to the general economic conditions within these areas. The risks created by this concentration have been considered by management in the determination of the adequacy of the ACL. Management believes the ACL was adequate to cover estimated losses on loans as of December 31, 2024 and 2023.
A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2024 and 2023 :

	December 31, 2024		December 31, 2023
	Real Property	ACL Allocation	Real Property	ACL Allocation
OOCRE	$1,925	$84	$3,059	$47
NOOCRE	—	—	21,169	—
Commercial	2,873	532	20,711	3,339
Consumer	—	—	—	—
Total	$4,798	$616	$44,939	$3,386

Nonaccrual loans, aggregated by class of loans, as of December 31, 2024 and 2023, were as follows:

	December 31, 2024		December 31, 2023
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Construction and land	$6,373	$6,373	$6,793	$6,793
1 - 4 family residential	1,562	1,562	1,965	1,965
OOCRE	8,887	6,962	9,719	9,493
NOOCRE	10,967	5,309	33,479	33,479
Commercial	24,680	8,935	40,868	10,610
Consumer	52	52	24	24
Total	$52,521	$29,193	$92,848	$62,364
There were zero and $13,715 of PCD loans that are accounted for on a pooled basis included in nonaccrual loans at December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024 and 2023, interest income not recognized on non-accrual loans was $2,592 and $6,470, respectively.
An age analysis of past due loans, aggregated by class of loans, as of December 31, 2024 and 2023 is as follows:

	December 31, 2024
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Construction and land	$—	$—	$6,373	$6,373	$1,297,338	$1,303,711	$—
Farmland	—	—	—	—	31,690	31,690	—
1 - 4 family residential	991	1,036	2,832	4,859	952,482	957,341	1,865
Multi-family residential	—	—	—	—	750,218	750,218	—
OOCRE	9,571	874	8,887	19,332	760,671	780,003	—
NOOCRE	14,329	1,615	9,024	24,968	2,357,531	2,382,499	—
Commercial	785	1,976	5,595	8,356	2,685,182	2,693,538	49
MW	—	—	—	—	605,411	605,411	—
Consumer	55	6	36	97	9,018	9,115	—
	$25,731	$5,507	$32,747	$63,985	$9,449,541	$9,513,526	$1,914

	December 31, 2023
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Construction and land	$29,379	$—	$6,793	$36,172	$1,698,082	$1,734,254	$—
Farmland	—	—	—	—	31,114	31,114	—
1 - 4 family residential	4,359	2,535	3,691	10,585	926,534	937,119	1,726
Multi-family residential	15,095	—	—	15,095	590,722	605,817	—
OOCRE	916	114	10,185	11,215	782,873	794,088	466
NOOCRE	3,182	642	20,547	24,371	2,326,354	2,350,725	783
Commercial	3,485	1,394	8,446	13,325	2,738,738	2,752,063	—
MW	—	—	—	—	377,796	377,796	—
Consumer	76	—	—	76	10,073	10,149	—
	$56,492	$4,685	$49,662	$110,839	$9,482,286	$9,593,125	$2,975

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
Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the twelve months ended December 31, 2024:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Interest Rate Reduction
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$28,234	1.2%	Reduced weighted-average contractual interest rate from floating 10.1% to fixed 8.0%

	Term Extension
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$15,729	0.7%	Principal deferred over three months
Commercial	12,815	0.5%	Principal deferred over three months
Total	$28,544

	Combination
	Amortized Cost Basis	% of Loan Class	Financial Impact
NOOCRE	$56,635	2.4%	Principal and interest deferred over three months
Commercial	20,636	0.8%	Principal and interest deferred over three months
Total	$77,271

	Other
	Amortized Cost Basis	% of Loan Class	Financial Impact
Commercial	235	—%	Other modifications that delay timing of cash flows over three months
Total	$235

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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
NOOCRE	84,869	14,329	—	1,400
Commercial	33,686	—	—	—
Total	$118,555	$14,329	$—	$1,400
The Company has not committed to lend additional amounts to customers with outstanding loans classified as Troubled Loan Modifications as of December 31, 2024.

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

	Term Loans Amortized Cost Basis by Origination Year[1]
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$144,236	$48,138	$732,933	$103,292	$756	$4,709	$211,546	$465	$1,246,075
Special mention	—	—	24,869	—	—	—	—	—	24,869
Substandard	—	25,298	6,342	1,096	31	—	—	—	32,767
Total construction and land	$144,236	$73,436	$764,144	$104,388	$787	$4,709	$211,546	$465	$1,303,711
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Total farmland	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$91,388	$83,605	$198,960	$343,223	$81,486	$114,086	$33,732	$4,589	$951,069
Special mention	—	2,701	—	—	—	65	—	—	2,766
Substandard	—	—	133	831	50	932	516	—	2,462
PCD	—	—	—	—	—	1,044	—	—	1,044
Total 1-4 family residential	$91,388	$86,306	$199,093	$344,054	$81,536	$116,127	$34,248	$4,589	$957,341
1-4 Family gross charge-offs	$—	$—	$31	$—	$—	$—	$—	$—	$31

Multi-family residential:
Pass	$48,713	$11,645	$136,014	$366,468	$169,627	$17,180	$—	$13	$749,660
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	558	—	—	—	—	—	558
Total multi-family residential	$48,713	$11,645	$136,572	$366,468	$169,627	$17,180	$—	$13	$750,218
Multifamily gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

OOCRE:
Pass	$100,969	$106,561	$168,061	$96,427	$73,502	$173,131	$5,554	$11,681	$735,886
Special mention	—	461	4,313	967	953	6,173	—	—	12,867
Substandard	—	5,338	—	6,567	4,839	5,140	—	—	21,884
PCD	—	—	—	—	—	9,366	—	—	9,366
Total OOCRE	$100,969	$112,360	$172,374	$103,961	$79,294	$193,810	$5,554	$11,681	$780,003
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$238,165	$59,546	$615,542	$517,432	$181,026	$536,196	$54,323	$9,620	$2,211,850
Special mention	—	12,330	8,569	24,523	11,397	20,607	—	—	77,426
Substandard	—	—	55,714	3,715	303	33,139	—	—	92,871
PCD	—	—	—	—	—	352	—	—	352
Total NOOCRE	$238,165	$71,876	$679,825	$545,670	$192,726	$590,294	$54,323	$9,620	$2,382,499
NOOCRE gross charge-offs	$—	$—	$3,790	$—	$1,323	$6,262	$—	$—	$11,375

Commercial:
Pass	$533,306	$259,973	$282,571	$56,431	$11,124	$58,869	$1,389,257	$3,155	$2,594,686
Special mention	7,894	184	—	316	56	159	26,586	176	35,371
Substandard	1,087	4,285	25,025	—	469	13,068	19,244	—	63,178
PCD	—	—	—	—	—	303	—	—	303
Total commercial	$542,287	$264,442	$307,596	$56,747	$11,649	$72,399	$1,435,087	$3,331	$2,693,538
Commercial gross charge-offs	$—	$217	$4,943	$2,285	$—	$5,947	$—	$—	$13,392

MW:
Pass	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
Total MW	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,365	$2,058	$613	$202	$368	$1,300	$2,069	$—	$8,975
Special mention	—	—	—	—	—	74	—	—	74
Substandard	—	—	—	—	3	55	—	—	58
PCD	—	—	—	—	—	8	—	—	8
Total consumer	$2,365	$2,058	$613	$202	$371	$1,437	$2,069	$—	$9,115
Consumer gross charge-offs	$420	$—	$—	$—	$—	$155	$—	$—	$575

Total Pass	$1,161,589	$574,005	$2,137,011	$1,483,475	$535,341	$909,912	$2,304,446	$29,523	$9,135,302
Total Special Mention	7,894	15,676	37,751	25,806	12,406	27,078	26,586	176	153,373
Total Substandard	1,087	34,921	87,772	12,209	5,695	52,334	19,760	—	213,778
Total PCD	—	—	—	—	—	11,073	—	—	11,073
Total	$1,170,570	$624,602	$2,262,534	$1,521,490	$553,442	$1,000,397	$2,350,792	$29,699	$9,513,526
Total gross charge-offs	$420	$217	$8,764	$2,285	$1,323	$12,682	$—	$—	$25,691
Term loans amortized cost basis by origination year excludes $9.0 milli on of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of December 31,
Construction and land:
Pass	$116,333	$740,244	$538,946	$109,017	$3,089	$3,661	$181,940	$—	$1,693,230
Special mention	593	13,782	4,980	3,439	—	8,760	2,677	—	$34,231
Substandard	—	6,547	—	246	—	—	—	—	$6,793
Total construction and land	$116,926	$760,573	$543,926	$112,702	$3,089	$12,421	$184,617	$—	$1,734,254
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Total farmland	$2,531	$4,398	$—	$17,999	$15	$4,944	$1,227	$—	$31,114
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$73,289	$140,824	$193,914	$79,767	$38,589	$270,193	$114,275	$17,255	$928,106
Special mention	3,732	531	—	—	—	238	—	—	4,501
Substandard	—	144	902	—	106	1,701	529	—	3,382
PCD	—	—	—	—	—	1,130	—	—	1,130
Total 1 - 4 family residential	$77,021	$141,499	$194,816	$79,767	$38,695	$273,262	$114,804	$17,255	$937,119
1 - 4 family residential gross charge-offs	$—	$—	$—	$—	$21	$—	$—	$—	$21

Multi-family residential:
Pass	$9,441	$82,040	$257,714	$196,575	$8,054	$14,570	$10,627	$—	$579,021
Special mention	—	—	—	—	—	11,701	—	—	$11,701
Substandard	—	—	—	—	—	15,095	—	—	$15,095
Total multi-family residential	$9,441	$82,040	$257,714	$196,575	$8,054	$41,366	$10,627	$—	$605,817
Multifamily gross charge-offs	$—	$—	$—	$—	$192	$—	$—	$—	$192

OOCRE:
Pass	$129,463	$178,777	$113,207	$90,219	$39,876	$166,270	$4,618	$—	$722,430
Special mention	5,481	—	2,479	1,019	1,961	14,775	210	—	$25,925
Substandard	—	9,357	2,131	3,644	736	11,695	—	—	$27,563
PCD	—	—	—	—	—	18,170	—	—	18,170
Total OOCRE	$134,944	$188,134	$117,817	$94,882	$42,573	$210,910	$4,828	$—	$794,088
OOCRE gross charge-offs	$—	$—	$—	$369	$5	$481	$—	$—	$855

NOOCRE:
Pass	$33,525	$724,110	$500,354	$247,385	$148,046	$381,559	$30,524	$577	$2,066,080
Special mention	—	5,950	25,985	26,175	68,616	55,805	—	—	$182,531
Substandard	—	3,858	2,774	364	2,620	78,414	—	—	$88,030
PCD	—	—	—	—	—	14,084	—	—	14,084
Total NOOCRE	$33,525	$733,918	$529,113	$273,924	$219,282	$529,862	$30,524	$577	$2,350,725
NOOCRE gross charge-offs	$—	$—	$—	$—	$—	$13,649	$—	$—	$13,649

Commercial:
Pass	$314,939	$384,713	$86,757	$38,554	$43,535	$45,812	$1,725,663	$1,044	$2,641,017
Special mention	4,584	13,583	12,794	541	—	10,144	9,392	35	$51,073
Substandard	640	16,974	3,978	545	3,767	15,843	15,244	74	$57,065
PCD	—	—	—	—	—	2,908	—	—	2,908
Total commercial	$320,163	$415,270	$103,529	$39,640	$47,302	$74,707	$1,750,299	$1,153	$2,752,063
Commercial gross charge-offs	$—	$2,158	$—	$2,572	$1,083	$4,600	$—	$—	$10,413

MW:
Pass	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
Total MW	$1,905	$—	$—	$—	$—	$—	$375,891	$—	$377,796
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$4,552	$1,045	$276	$604	$89	$1,678	$1,728	$—	$9,972
Special mention	—	—	—	—	—	85	—	—	$85
Substandard	—	—	4	—	12	63	—	—	$79
PCD	—	—	—	—	—	13	—	—	13
Total consumer	$4,552	$1,045	$280	$604	$101	$1,839	$1,728	$—	$10,149
Consumer gross charge-offs	$—	$29	$2	$—	$—	$205	$—	$—	$236

Total Pass	$685,978	$2,256,151	$1,691,168	$780,120	$281,293	$888,687	$2,446,493	$18,876	$9,048,766
Total Special Mention	$14,390	$33,846	$46,238	$31,174	$70,577	$101,508	$12,279	$35	$310,047
Total Substandard	$640	$36,880	$9,789	$4,799	$7,241	$122,811	$15,773	$74	$198,007
Total PCD	$—	$—	$—	$—	$—	$36,305	$—	$—	36,305
Total	$701,008	$2,326,877	$1,747,195	$816,093	$359,111	$1,149,311	$2,474,545	$18,985	$9,593,125
Total gross charge-offs	$—	$2,187	$2	$2,941	$1,301	$18,935	$—	$—	$25,366
1 Term loans amortized cost basis by origination year excludes $8.8 million of deferred loan fees, net.

Servicing Assets
The Company was servicing loans of approximately $526,680 and $579,698 as of December 31, 2024 and 2023, respectively. A summary of the changes in the related servicing assets are as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$13,258	$14,880
Increase from loan sales	1,438	2,170
Servicing asset impairment, net of recoveries	328	919
Amortization charged as a reduction to income	(5,103)	(4,711)
Balance at year-end	$9,921	$13,258
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of December 31, 2024 and 2023 there was a valuation allowance of $1,204 and $1,532, respectively.
The Company may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fees. In that case, the Company records an interest-only strip based on its relative fair market value and the other components of the loans. There was no interest-only strip receivable recorded at December 31, 2024 and 2023.

The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in gain on sale of SBA LHFS and gain on sale of USDA LHFS in the Company's consolidated statements of income.

	Year Ended December 31,
	2024	2023	2022
SBA LHI principal sold	$31,790	$16,608	$9,491
Gain on sale of SBA LHI	2,758	1,291	848
USDA LHI principal sold	2,850	64,080	72,670
Gain on sale of USDA LHI	52	9,797	10,731
LHFS
The following table reflects LHFS.

	December 31, 2024	December 31, 2023
SBA/USDA construction and land	$21,629	$41,492
1 - 4 family residential	905	788
SBA/USDA OOCRE	36,437	16,758
SBA NOOCRE	5,028	—
NOOCRE	—	10,500
SBA/USDA commercial	25,310	9,534
Total LHFS	$89,309	$79,072
7. PREMISES AND EQUIPMENT
Premises and equipment in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2024	2023
Building and improvements	$56,103	$55,911
Site improvements	2,852	2,845
Tenant improvements	779	779
Leasehold improvements	9,279	8,432
Land	46,867	37,368
Furniture, fixtures and equipment	30,919	29,437
Construction in progress	2,876	2,348
	149,675	137,120
Less accumulated depreciation and amortization	36,195	31,393
	$113,480	$105,727
The Company recorded depreciation and amortization expense of approximately $4,802, $4,816 and $5,018 for the years ended December 31, 2024, 2023 and 2022, respectively.

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
    The Company’s leases related primarily to office space and bank branches with remaining lease terms generally ranging from one to fourteen years. Certain lease arrangements contain extension options which typically range from five to ten years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. As of December 31, 2024, operating lease ROU assets and liabilities were $19,910 and $20,688, respectively. As of December 31, 2023, operating lease ROU assets and liabilities were $19,308 and $20,505, respectively.
    The table below summarizes the Company’s net lease cost:

	For the Year Ended December 31,
	2024	2023
Operating lease cost	$5,840	$5,432
Variable lease cost	777	989
Net lease cost	$6,617	$6,421

    The table below summarizes other information related to the Company’s operating leases:

	For the Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,451	$5,130
Weighted-average remaining lease term - operating leases, in years	7.4 years	6.2 years
Weighted-average discount rate - operating leases	3.77%	3.26%

    A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

December 31, 2024
Lease payments due:
Within one year	$4,960
After one but within two years	3,699
After two but within three years	2,602
After three but within four years	2,421
After four but within five years	2,263
After five years	7,376
Total undiscounted cash flows	23,321
Less: Discount on cash flows	(2,633)
Total lease liability	$20,688

    There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

9. INTANGIBLE ASSETS
Intangible assets in the accompanying consolidated balance sheets are summarized as follows:

	December 31, 2024
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	2.0 years	$81,769	$—	$63,026	$18,743
Servicing asset	7.4 years	28,368	1,204	17,243	9,921
Intangible lease assets	0.0 years	4,779	—	4,779	—
		$114,916	$1,204	$85,048	$28,664

	December 31, 2023
	Remaining
	Weighted	Gross			Net
	Amortization	Intangible	Valuation	Accumulated	Intangible
	Period	Asset	Allowance	Amortization	Asset
Core deposit intangibles	3.0 years	$81,769	$—	$53,274	$28,495
Servicing asset	7.2 years	26,930	1,532	12,140	13,258
Intangible lease assets	0.0 years	4,779	—	4,779	—
		$113,478	$1,532	$70,193	$41,753

For the years ended December 31, 2024, 2023 and 2022, amortization expense related to intangible assets of approximately $14,855, $14,549 and $13,650, respectively, is included within amortization of intangibles, occupancy and equipment and other income within the consolidated statements of income. For the years ended December 31, 2024 and 2023, a valuation allowance related to intangible assets was $1,204 and $1,532, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2024 was as follows:

Year	Amount
2025	$10,762
2026	10,143
2027	1,879
2028	1,347
2029	1,347
Thereafter	3,186
$28,664

10. DEPOSITS
Deposits in the accompanying consolidated balance sheets are summarized as follows:

	December 31,
	2024	2023
Noninterest-bearing demand accounts	$2,191,457	$2,218,036
Interest-bearing demand accounts	839,005	927,193
Savings accounts	449,188	136,868
Limited access money market accounts	4,314,081	3,864,361
Certificates of deposit, greater than $250	1,056,630	1,312,744
Certificates of deposit, less than $250	1,902,231	1,878,993
Total	$10,752,592	$10,338,195
As of December 31, 2024, the scheduled maturities of certificates of deposit were as follows:

Year	Amount
2025	$2,920,533
2026	24,805
2027	6,424
2028	3,465
2029	3,634
Total	$2,958,861
The aggregate amount of demand deposit overdrafts that have been reclassified as loans were $608 and $243 as of December 31, 2024 and 2023, respectively. Brokered deposits at December 31, 2024 and 2023 totaled approximately $1,781,809 and $2,031,413, respectively.

11. ADVANCES FROM FHLB
As of December 31, 2024, there were no advances outstanding from the FHLB. Advances from the FHLB were $100,000 at December 31, 2023. As of December 31, 2023, the advances were collateralized by a blanket floating lien on certain debt securities and loans, had a weighted average rate of 5.54% and maturity dates of 2024. The blanket floating lien on certain debt securities and loans remains available on the borrowing ability as of December 31, 2024, if needed. The Company had the availability to borrow additional funds of approximately $2,359,182 as of December 31, 2024.
12. OTHER CREDIT EXTENSIONS
As of December 31, 2024 the Company maintained five credit facilities with commercial banks that provided federal funds credit extensions with an availability to borrow up to an aggregate amount of $150,000. As of December 31, 2023, the Company maintained five credit facilities with commercial banks that provide federal funds credit extensions with an availability to borrow up to an aggregate amount of approximately $125,000. There were no borrowings under these credit facilities as of December 31, 2024 and 2023.
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of December 31, 2024 and 2023, total available borrowing capacity of $2,359,182 and $2,191,608, respectively, was available under this arrangement with outstanding balances of zero and $100,000, respectively, and a weighted average interest rate of 5.51% and 4.70% for the year ended December 31, 2024 and 2023, respectively. The FHLB has also issued standby letters of credit to the Company for $1,057,637 and $1,377,257 as of December 31, 2024 and 2023, respectively. We had no short-term borrowings at the dates indicated.

The FRB allows us to borrow funds through their discount window. As of December 31, 2024 and 2023, the Company maintained a secured line of credit with the FRB with an availability to borrow approximately $2,911,099 and $2,927,549, respectively. Approximately $2,165,451 and $2,143,269 of commercial loans were pledged as collateral at December 31, 2024 and 2023, respectively. Approximately $745,648 and $328,919 of securities pledged as collateral at December 31, 2024 and 2023, respectively.
The company has additional borrowing capacity available through unpledged AFS debt securities and remaining brokered deposit capacity. As of December 31, 2024, there were approximately $241,029 unpledged AFS debt securities and $99,894 of remaining brokered deposits capacity available.
13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Borrowed funds in the accompanying consolidated balance sheets are as follows:

	December 31,
	2024	2023
Junior subordinated debentures (1)	$31,129	$30,908
Subordinated notes (2)	199,607	198,875
Total	$230,736	$229,783
(1) Junior subordinated debentures are net of a discount of $2.7 million and $3.0 million as of December 31, 2024 and 2023, respectively.
(2) Subordinated notes include debt issuance costs of $393 thousand and $1.1 million as of December 31, 2024 and 2023, respectively.

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
The Parkway Trust Securities pay cumulative cash distributions quarterly at a rate per annum equal to the 3-month SOFR plus 1.85%. So long as no event of default leading to an acceleration event has occurred, the Company has the right at any time and from time to time during the term of the debentures to defer payments of interest by extending the interest distribution period for up to twenty consecutive quarterly periods. The effective rate as of December 31, 2024 and 2023 was 6.47% and 7.50%, respectively. The Parkway Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at the stated maturity in the year 2036 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Parkway Trust Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances.
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

The SovDallas Trust invested the total proceeds from the sale of the SovDallas Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the SovDallas Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 4.00%. Principal payments are due at maturity in July 2038. The effective rate as of December 31, 2024 and 2023 was 8.85% and 9.66%. The SovDallas Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot I Trust invested the total proceeds from the sale of the Patriot I Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Green. Interest on the Patriot I Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 1.85%. Principal payments are due at maturity in April 2036. The effective rate as of December 31, 2024 and 2023 was 6.77% and 7.51%. The Patriot I Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
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
The Patriot II Trust invested the total proceeds from the sale of the Patriot II Trust Securities and the investment in common shares in floating rate junior subordinated debentures originally issued by Sovereign. Interest on the Patriot II Trust Securities is payable quarterly at a rate equal to 3-month SOFR plus 1.80%. Principal payments are due at maturity in September 2037. The effective rate as of December 31, 2024 and 2023 was 6.42% and 7.45%. The Patriot II Trust Securities are guaranteed by the Company and are subject to redemption. The Company may redeem the debt securities, in whole or in part, at any time at an amount equal to the principal amount of the debt securities being redeemed plus any accrued and unpaid interest.
The Parkway Trust Securities, SovDallas Trust Securities, Patriot I Trust Securities and Patriot II Trust Securities qualify as Tier 1 capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
Subordinated Notes
On November 8, 2019, the Company issued $75,000 in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes (the "2019 Notes"). The 2019 Notes were issued in a private placement transaction to certain qualified institutional buyers and accredited and were registered under the Securities Act effective February 13, 2020. The 2019 Notes were issued under an indenture for Fixed-to-Floating Rate Subordinated Notes dated November 8, 2019, between Veritex Holdings, Inc., as issuer, and UMB Bank, N.A., as trustee. The Company may elect to redeem the 2019 Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after November 15, 2024 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. The 2019 Notes, which qualify as Tier 2 capital under the Federal Reserve's capital guidelines, had a interest rate of 4.75% per annum during the fixed rate period from date of issuance through November 15, 2024. Interest was payable semi-annually on each May 15 and November 15 through November 15, 2024. The interest rate on the notes beginning November 15, 2024 was approximately 7.96%, which is determined quarterly based on the Three-Month Term SOFR plus 347 bps.
On October 5, 2020, the Company completed the issuance and sale of $125,000 in aggregate principal amount of its 4.125% Fixed-to-Floating Rate Subordinated Debt due in 2030 (the “2020 Notes”). The 2020 Notes will bear interest: (i) from and including the date of issuance to, but excluding, October 15, 2025, at a rate of 4.125% per year and (ii) from and including October 15, 2025 to, but excluding, the maturity date (unless redeemed prior to such date), at a floating rate per year equal to the Benchmark (which is expected to be Three-Month Term SOFR) plus 399.5 bps. The Company has the right, subject to certain circumstances and the receipt of any required approval of the Federal Reserve Board, to redeem the 2020 Notes at the Company’s option, in whole or in part, on any interest payment date on or after October 15, 2025. The Company intends to use the net proceeds from the offering of 2020 Notes for general corporate purposes, including the potential repayment of outstanding indebtedness, and supporting capital levels of the Bank.
14. INCOME TAXES
The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit):
Current	$33,104	$38,672	$45,981
Deferred	(1,357)	(2,649)	(5,662)
Total income tax expense	$31,747	$36,023	$40,319

The table below reconciles income tax expense for the years ended December 31, 2024, 2023 and 2022 computed by applying the applicable U.S. federal statutory income tax rate, reconciled to the tax expense computed at the effective income tax rate:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense rate at 21% for December 31, 2024, 2023 and 2022	$29,187	$30,300	$39,193
Bank-owned life insurance	(732)	(663)	(448)
Non-deductible transaction costs	—	—	—
Tax exempt interest income	(809)	(899)	(579)
Deferred tax true up	(6)	4	54
162(m) Disallowance	1,542	512	1,183
State taxes, net of federal benefit	2,010	1,510	1,769
Excess benefit on share-based compensation	526	340	(1,056)
Valuation allowance	(1,308)	4,249	—
Other	1,337	670	203
Total income tax expense	$31,747	$36,023	$40,319
Effective tax rate	22.8%	25.0%	21.6%
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
ACL	$26,083	$25,449
Equity compensation	4,463	4,669
Purchase premium/loan discounts	713	984
Lease liability	4,517	4,428
Net unrealized loss on debt securities AFS	17,299	16,870
Purchased securities	1,154	1,836
Investment in Thrive	—	5,156
Other	9,476	5,567
Total gross deferred tax assets	$63,705	$64,959
Valuation allowance	(2,941)	(4,249)
Total net deferred tax assets	$60,764	$60,710
Deferred tax liabilities:
Intangibles	6,336	8,089
Bank premises and equipment	5,098	5,326
ROU asset	4,347	4,169
Other	2,959	2,885
Total deferred tax liabilities	18,740	20,469
Net deferred tax asset	$42,024	$40,241
Included within other assets in the Company's consolidated balance sheet as of December 31, 2024 is a current tax receivable of $5,164 and included within other assets is a net deferred tax asset of $42,024. Included within other assets in the Company's consolidated balance sheets as of December 31, 2023 is a current tax receivable of $19,131 and included in other assets is a net deferred tax asset of $40,241. Additionally, included within accounts payable and accrued expenses in the Company's consolidated balance sheets as of December 31, 2024 and December 31, 2023 is a $566 and a $34 current state tax payable, respectively.
At December 31, 2024, we determined it was more likely than not that a portion of our deferred tax assets would not be realized in their entirety. Thus, the Company recorded a $2,941 valuation allowance in continuing operations relating to the capital loss carryforward that is not expected to be recognized. There was $4,249 valuation allowance in the comparable period in 2023.
The following table provides a rollforward of the Company's gross federal and state unrecognized tax benefits for the years ending December 31, 2024, 2023 and 2022.

	December 31
	2024	2023	2022
Unrecognized tax benefits at the beginning of the year:	$679	$293	$503
Gross increases, related to tax positions taken in a prior period	121	278	—
Gross decreases, related to tax positions taken in a prior period	—	—	(44)
Gross increases, related to tax positions taken in current period	99	133	75
Settlement with taxing authority	—	—	(241)
Expiration of statute of limitations	(27)	(25)	—
Unrecognized tax benefits at the end of the year	$872	$679	$293

The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2024, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2021 and state income tax examinations for tax years prior to 2020.

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
Refer to Note 11 "Advances from the FHLB", Note 13 "Subordinated Debentures and Subordinated Notes" and Note 17 "Off-Balance Sheet Loan Commitments" for further discussion on commitments.

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
Level 2 Inputs.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 investments consist primarily of obligations of U.S. government agencies, corporate bonds, municipal securities, MBS, CMOs and asset-backed securities.
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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,294,512	$—	$1,294,512
Equity securities with a readily determinable fair value	9,781	—	—	9,781
LHFS(1)	—	88,405	—	88,405
Interest rate swaps designated as hedging instruments	—	7,786	—	7,786
Correspondent interest rate swaps not designated as hedging instruments	—	25,328	—	25,328
Customer interest rate swaps not designated as hedging instruments	—	1,514	—	1,514
Financial Liabilities:
Interest rate swaps designated as hedging instruments	$—	$41,893	$—	$41,893
Correspondent interest rate swaps not designated as hedging instruments	—	1,651	—	1,651
Customer interest rate swaps not designated as hedging instruments	—	24,817	—	24,817
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Financial Assets:
AFS debt securities	$—	$1,076,639	$—	$1,076,639
Equity securities with a readily determinable fair value	9,897	—	—	9,897
LHFS(1)	—	67,784	—	67,784
Interest rate swaps designated as hedging instruments	—	18,814	—	18,814
Correspondent interest rate swaps not designated as hedging instruments	—	28,007	—	28,007
Customer interest rate swaps not designated as hedging instruments	—	2,118	—	2,118
Correspondent interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
Financial Liabilities:
Interest rate swaps designated as hedging instruments	—	47,121	—	47,121
Correspondent interest rate swaps not designated as hedging instruments	—	2,322	—	2,322
Customer interest rate swaps not designated as hedging instruments	—	27,288	—	27,288
Customer interest rate caps and collars not designated as hedging instruments	—	1,344	—	1,344
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2024 and 2023.

Certain assets, including collateral dependent loans with an ACL and servicing asset with a valuation allowance are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Collateral Dependent Loans with an ACL: A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL is measured by estimating the fair value of the loan's underlying collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Appraisals for collateral dependent loans with an ACL are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry-wide statistics. On a periodic basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value.
Servicing Assets with a Valuation Allowance: The fair value of the servicing asset is estimated using discounted cash flows based on current market interest rates. A valuation allowance is recorded when the fair value is below the carrying amount of the asset.
The following table summarizes assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value
	Measurements Using
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
As of December 31, 2024
Assets:
Collateral dependent loans with an ACL	$—	$—	$4,182	$4,182
Servicing assets with a valuation allowance	—	—	3,356	3,356
OREO	$—	$—	$24,737	$24,737
As of December 31, 2023
Assets:
Collateral dependent loans with an ACL	$—	$—	$14,274	$14,274
Servicing assets with a valuation allowance	—	—	6,682	6,682
At December 31, 2024, collateral dependent loans with an ACL had a recorded investment of $4,798, with $616 specific allowance for credit loss allocated. At December 31, 2023, collateral dependent loans with an ACL had a recorded investment of $17,660, with $3,386 specific allowance for credit loss allocated.
At December 31, 2024, servicing assets of $4,560 had a valuation allowance totaling $1,204. At December 31, 2023, servicing assets of $8,214 had a valuation allowance totaling $1,532.
OREO primarily consists of three properties recorded with a fair value of approximately $24,737 in total at December 31, 2024. There were no OREO properties recorded as of December 31, 2023.
There were no liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.
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
Equity securities without a readily determinable fair value: Certain equity securities are carried at cost as these securities did not have a readily determinable fair value. There were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2024 and 2023.
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

The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring or non-recurring basis under current authoritative guidance as of December 31, 2024 and 2023 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$855,200	$—	$855,200	$—
HTM debt securities	184,026	—	160,560	—
LHFS(1)	904	—	904	—
LHI(2)	9,499,746	—	—	9,409,813
Accrued interest receivable	46,328	—	46,328	—
BOLI	85,324	—	85,324	—
Servicing asset	6,565	—	6,565	—
Equity securities without a readily determinable fair value	12,272	N/A	N/A	N/A
FHLB and FRB stock	46,567	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,191,457	$—	$2,191,457	$—
Interest-bearing deposits	8,561,135	—	8,349,988	—
Advances from FHLB	—	—	—	—
Accrued interest payable	38,568	—	38,568	—
Subordinated debentures and subordinated notes	230,736	—	230,736	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$629,063	$—	$629,063	$—
HTM debt securities	180,403	—	160,021	—
LHFS(1)	11,288	—	11,288	—
LHI(2)	9,577,180	—	—	9,322,744
Accrued interest receivable	53,313	—	53,313	—
BOLI	84,833	—	84,833	—
Servicing asset	6,576	—	6,576	—
Equity securities without readily determinable fair value	11,624	N/A	N/A	N/A
FHLB and FRB stock	53,699	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,218,036	$—	$2,218,036	$—
Interest-bearing deposits	7,561,813	—	7,561,813	—
Advances from FHLB	100,000	—	141,999	—
Accrued interest payable	41,948	—	41,948	—
Subordinated debentures and subordinated notes	229,783	—	229,783	—
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
The following table sets forth the approximate amounts of these financial instruments as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Commitments to extend credit	$3,115,682	$3,083,501
MW commitments	562,589	803,704
Standby and commercial letters of credit	111,930	111,590
Total	$3,790,201	$3,998,795
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This allowance is recorded in accounts payable and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2024	2023
Beginning balance for ACL on unfunded commitments	$8,045	$10,086
Benefit for credit losses on unfunded commitments	(1,942)	(2,041)
Ending balance of ACL on unfunded commitments	$6,103	$8,045

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

The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the Company's consolidated balance sheets and in the net change in each of these financial statement line items in the Company's consolidated statements of cash flows. For derivatives not designated as hedging instruments, swap fee income and gains and losses due to changes in fair value are included in noninterest income and the operating section of the Company's consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2024 and December 31, 2023 were as shown in the table below.

	December 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$250,000	$2,361	$—	$250,000	$12,208	$—
Interest rate swaps on fixed rate advances/brokered CDs	275,000	201	1,821	200,000	—	4,296
Interest rate swaps on customer loan interest payments	375,000	—	39,517	375,000	—	40,055
Interest rate collars on customer loan interest payments	700,000	3,780	555	450,000	2,304	2,770
Interest rate floor on customer loan interest payments	200,000	1,444	—	200,000	4,302	—
Total derivatives designated as hedging instruments	$1,800,000	$7,786	$41,893	$1,475,000	$18,814	$47,121

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$857,625	$25,328	$1,651	$893,702	$28,007	$2,322
Interest rate caps and collars	4,000	—	—	285,370	1,344	—
Commercial customer counterparty:
Interest rate swaps	857,625	1,514	24,817	893,702	2,118	27,288
Interest rate caps and collars	4,000	—	—	285,370	—	1,344
Total derivatives not designated as hedging instruments	$1,723,250	$26,842	$26,468	$2,358,144	$31,469	$30,954
Offsetting derivative assets/liabilities	—	(28,239)	(28,239)	—	(29,463)	(29,463)
Total derivatives	$3,523,250	$6,389	$40,122	$3,833,144	$20,820	$48,612

Pre-tax gain (loss) included in the Company's consolidated statements of income and related to derivative instruments for the years ended December 31, 2024 and 2023 was as follows:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Net (loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income	Net (loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from accumulated other comprehensive income into income	Location of gain (loss) reclassified from accumulated other comprehensive income into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(4,398)	$4,398	Interest Expense	$(4,386)	$4,386	Interest Expense
Interest rate swaps on money market deposit account and funding source payments	(7,171)	13,323	Interest Expense	(13,322)	11,798	Interest Expense
Interest rate swaps, collars and floor on customer loan interest payments	12	(21,092)	Interest Income	9,964	(19,196)	Interest Income
Total	$(11,557)	$(3,371)		$(7,744)	$(3,012)

			Net Gain recognized in other noninterest income			Net Gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,555			$1,633

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, floors, caps and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

In December 2024, the Company entered into an interest rate collar for a notional amount of $250,000 to hedge for changes in cash flows below 3.75% and above 5.30% attributable to changes in the contractually specified interest rate, currently the USD-SOFR-OIS Compound rate on a pool of customer floating rate loans from December 2024 through December 2029.

In August 2024, the Company entered into an interest rate swap for a notional amount of $75,000 to hedge for changes in the contractually specified USD-Federal Funds-OIS Compound rate on ongoing variable rate funding from November 2024 through November 2025.

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

In March 2020, the Company entered into an interest rate swap for a notional amount of $500,000 to hedge the variability of cash flow payments attributable to changes in interest rates in regards to forecasted issuances of three-month term debt arrangements every three months from March 2022 through March 2032. These forecasted borrowings can be sourced from an FHLB advance, repurchase agreement, brokered certificate of deposit or some combination. The interest rate swap was terminated on February 24, 2021. The pre-tax gain of $43,900, resulting from the termination of the interest rate swap, will remain in other comprehensive income (loss) and will be accreted over a 10 year period starting in March 2022 unless forecasted transactions become probable of not occurring. The gain accreted into income during the twelve months ended December 31, 2024 was $4,398.

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

The following is a summary of the interest rate swaps outstanding as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Notional Amount	Fixed Rate	Floating Rate	Maturity (Wtd. Avg.)	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$857,625	2.4% - 8.5%	SOFR 1 month + 3.0% SOFR CME 1 month + 0.0%- 4.2% SOFR - NYFD 30 day average + 2.5% - 3.0%	3.4 years	$(23,303)
Interest rate caps and collars	$4,000	7.5%	SOFR CME 1 month + 2.5%	0.6 years	$—

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$857,625	2.4% - 8.5%	SOFR 1 month + 3.0% SOFR CME 1 month + 0.0%- 4.2% SOFR - NYFD 30 day average + 2.5% - 3.0%	3.4 years	$23,677
Interest rate caps and collars	$4,000	7.5%	SOFR CME 1 month + 2.5%	0.6 years	$—

	December 31, 2023
	Notional Amount	Fixed Rate	Floating Rate	Maturity (Wtd. Avg.)	Fair Value
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0%[1] SOFR CME 1 month + 0.0% - 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	4.1 years	$(25,170)
Interest rate caps and collars	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	0.8 years	$(1,344)

Correspondent interest rate derivative:
Interest rate swaps - pay fixed/receive floating	$893,702	2.4% - 7.4%	LIBOR 1 month + 3.0%[1] SOFR CME 1 month + 0.0% - 3.8% SOFR - NYFD 30 day average + 2.5% - 3.0%	4.1 years	$25,685
Interest rate caps and collars	$285,370	3.5% - 7.5%	SOFR CME 1 month + 0.0% - 2.5% SOFR + 0.0%	0.8 years	$1,344
1 The derivative utilizing LIBOR 1 month as of December 31, 2023 is utilizing the allowable fallback provision.

19. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company maintains a retirement savings 401(k) profit sharing plan (the “Plan”) in which substantially all employees may participate. The Plan allows employees to make discretionary “before tax” contributions through salary reductions under section 401(k) of the Internal Revenue Code. The Company may make a discretionary match of employees’ contributions based on a percentage of salary deferrals and certain discretionary profit sharing contributions. For the year ended December 31, 2024 and 2023, the company made matching contributions of $5,298 and $4,905, respectively.

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
During the years ending December 31, 2024, 2023 and 2022, the Company did not award any restricted stock units, non-performance based stock options or performance-based stock options or other awards under the 2010 Incentive Plan.
Stock based compensation expense is measured based upon the fair market value of the award at the grant date and is recognized ratably over the period during which the shares are earned (the requisite service period). For the years ended December 31, 2024, 2023 and 2022, there was no stock compensation expense related to the 2010 Incentive Plan.
A summary of the status of options granted under the 2010 Incentive Plan at December 31, 2024, 2023 and 2022 and changes during the years then ended is presented below:

	2010 Incentive Plan
	Nonperformance-based stock options
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,000	$10.43	1.07 years
Exercised	—	—
Outstanding at December 31, 2022	1,000	$10.43	1.07 years
Exercised	(1,000)	10.43
Outstanding at December 31, 2023	—	$10.43
Exercised	—	—
Outstanding and exercisable at December 31, 2024	—	$—	0.00 years	$—
As of December 31, 2024, 2023, and 2022 there was no unrecognized stock compensation expense related to non-performance based stock options.

A summary of the fair value of the Company’s stock options exercised vested under the 2010 Incentive Plan as of December 31, 2024, 2023 and 2022 is presented below:

	Fair Value of Options Exercised or Restricted Stock Units Vested as of December 31,
	2024	2023	2022
Nonperformance-based stock options exercised	$—	$16	$—
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
2024 Grants of Restricted Stock Units

    In the year ended December 31, 2024, the Company granted RSUs and PSUs under the 2022 Equity Plan. The majority of the RSUs granted to employees during the year ended December 31, 2024 with annual graded vesting over a three year period from the grant date.

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
Stock Compensation Expense
Stock compensation expense of options, RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Omnibus Equity Incentive Plan (the “Veritex (Green) 2014 Plan”) was as follows:

	Year ended December 31,
	2024	2023
2022 Equity Plan	$10,995	$10,200
Veritex (Green) 2014 Plan	1,446	1,850
2022 Equity Plan

A summary of the status of the Company’s stock options under the 2022 Equity Plan as of December 31, 2024, 2023 and 2022, and changes during the years then ended, is as follows:

	2022 Equity Plan
	Nonperformance-based stock options
	Equity Awards
	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	710,043	$24.38
Granted	1,500	31.26
Exercised	(54,049)	23.51
Outstanding at December 31, 2022	657,494	$24.47	5.58 years
Forfeited	(1,666)	17.38
Canceled	(35,970)	28.95
Exercised	(17,285)	18.29
Outstanding at December 31, 2023	602,573	$24.40	4.84 years
Canceled	(44,003)	21.38
Exercised	(65,723)	24.02
Outstanding at December 31, 2024	492,847	$24.72	3.91 years	$1,460,066
Options exercisable at December 31, 2024	492,847	$24.72	3.91 years	$1,460,066
Weighted average fair value of options granted during the period		$—

There were no unrecognized compensation expense related to options awarded under the 2022 Equity Plan as of December 31, 2024 and 2023. As of December 31, 2022 there was $172 of total unrecognized compensation expense related to stock options awarded under the 2022 Equity Plan, respectively.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of December 31, 2024, 2023 and 2022, and changes during the year then ended is as follows:

	2022 Equity Plan
	Non-performance-Based
	RSUs
	Equity Awards
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	598,051	$23.39
Granted	546,405	33.79
Vested into shares	(175,159)	27.88
Forfeited	(14,193)	33.18
Outstanding at December 31, 2022	955,104	$28.38
Granted	293,086	27.17
Vested into shares	(269,144)	29.68
Forfeited	(30,533)	32.23
Outstanding at December 31, 2023	948,513	$27.52
Granted	190,018	21.94
Vested into shares	(306,136)	27.92
Forfeited	(5,558)	30.53
Outstanding at December 31, 2024	826,837	$25.79

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of December 31, 2024, 2023 and 2022, and changes during the years then ended is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	156,471	$24.17
Granted	39,429	40.38
Incremental PSUs granted upon performance conditions met	34,194	23.90
Vested into shares	(103,387)	22.79
Outstanding at December 31, 2022	126,707	$31.19
Granted	53,310	27.55
Vested into shares	(41,781)	26.42
Forfeited	(8,468)	30.99
Outstanding at December 31, 2023	129,768	$30.28
Granted	113,144	18.84
Vested into shares	(79,367)	26.49
Outstanding at December 31, 2024	163,545	$24.62

As of December 31, 2024, 2023, and 2022 there was $11,278, $14,692 and $17,160 of total unrecognized compensation expense related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at December 31, 2024 is expected to be recognized over the remaining weighted average requisite service period of 2.13 years.

A summary of the fair value of the Company’s stock options exercised and RSUs and PSUs vested under the 2022 Equity Plan as of December 31, 2024, 2023 and 2022 is presented below:

	Fair Value of Options Exercised, RSUs and PSUs Vested as of December 31,
	2024	2023	2022
Nonperformance-based stock options exercised	$33	$66	$792
RSUs vested	5,079	3,924	6,356
PSUs vested	1,608	1,070	4,040
Veritex (Green) 2014 Plan

A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of December 31, 2024, 2023 and 2022 changes during the years then ended is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	217,804	$19.62
Exercised	(62,592)	19.59
Outstanding at December 31, 2022	155,212	$19.83	5.20 years
Cancelled	(9,717)	21.38
Exercised	(20,996)	20.95
Outstanding at December 31, 2023	124,499	$22.00	3.70 years
Exercised	(29,830)	25.14
Outstanding at December 31, 2024	94,669	$20.56	3.55 years	$669,145
Options exercisable at December 31, 2024	94,669	$20.56	3.55 years	$669,145
Weighted average fair value of options granted during the period		$—

As of December 31, 2024, 2023 and 2022 there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of December 31, 2024, 2023 and 2022 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	122,784	$21.13
Granted	4,231	40.38
Vested into shares	(32,931)	21.80
Forfeited	(7,851)	29.13
Outstanding at December 31, 2022	86,233	$21.09
Vested into shares	(19,282)	29.66
Forfeited	(2,232)	29.13
Outstanding at December 31, 2023	64,719	$18.26
Vested into shares	(5,154)	32.20
Outstanding at December 31, 2024	59,565	$17.51

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of December 31, 2024, 2023 and 2022 and changes during the years then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	35,899	$22.26
Granted	4,411	40.38
Incremental PSUs granted upon performance condition met	10,566	19.69
Vested into shares	(31,703)	21.38
Outstanding at December 31, 2022	19,173	$30.74
Vested into shares	(8,531)	25.94
Outstanding at December 31, 2023	10,642	$31.93
Granted	1,246	18.84
Vested into shares	(7,477)	25.94
Outstanding at December 31, 2024	4,411	$40.38

As of December 31, 2024, 2023 and 2022, there was $366, $1,781 and $3,825, respectively, of total unrecognized compensation related to outstanding RSUs and PSUs awarded under the Veritex (Green) 2014 Plan to be recognized over a remaining weighted average requisite service period of 0.50 years.

    A summary of the fair value of the Company’s stock options exercised and RSUs and PSUs vested under the Veritex (Green) 2014 Plan during the year ended December 31, 2024, 2023 and 2022 is presented below:

	Fair Value of Options Exercised or RSUs and PSUs Vested in the year ended December 31,
	2024	2023	2022
Non-performance-based stock options exercised	$25	$71	$1,157
RSUs vested	1,735	2,384	1,312
PSUs vested	149	227	1,261

Green 2010 Plan

    In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of December 31, 2024, 2023 and 2022 and changes during the years then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	43,162	$13.11
Exercised	(32,378)	13.26
Outstanding at December 31, 2023	10,784	$12.65
Outstanding at December 31, 2024	10,784	$12.65
Outstanding and exercisable at December 31, 2024	10,784	$12.65	3.32 years	$147
A summary of the fair value of the Company’s stock options exercised under the Green 2010 Plan during the year ended December 31, 2024, 2023, and 2022 is presented below:

	Fair Value of Options Exercised in the year ended December 31,
	2024	2023	2022
Non-performance-based stock options exercised	$—	$379	$47

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

22. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its employees, officers, directors and their affiliates. These loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. The aggregate amounts of such loans were approximately $36,208 and $30,132 as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, new advances of approximately $9,295 were made to related parties with approximately $3,219 principal payments received. During the year ended December 31, 2023, new advances of approximately $6,648 were made to related parties with approximately $11,521 principal payments received. There were $11,781 and $9,062 in unfunded commitments to related parties as of December 31, 2024 and 2023, respectively. At December 31, 2024, there were no loans to employees, officers, directors or their affiliates that were considered non-performing or potentially problem loans.
Deposits received from related parties as of December 31, 2024 and 2023 totaled approximately $184,241 and $181,737, respectively.
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

As of December 31, 2024 and December 31, 2023, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized.” There are no conditions or events since December 31, 2024 that management believes have changed the Company’s category.

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

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to RWA)
Company	$1,571,001	13.96%	$900,287	8.0%	n/a	10.0%
Bank	1,510,901	13.49	896,012	8.0	$1,120,016	10.0
Tier 1 capital (to RWA)
Company	1,277,955	11.36	674,976	6.0	n/a	6.0
Bank	1,402,462	12.52	672,106	6.0	896,142	8.0
CET1 (to RWA)
Company	1,247,844	11.09	506,339	4.5	n/a	n/a
Bank	1,402,462	12.52	504,080	4.5	728,115	6.5
Tier 1 capital (to average assets)
Company	1,277,955	10.32	495,331	4.0	n/a	n/a
Bank	1,402,462	11.37	493,390	4.0	616,738	5.0
As of December 31, 2023
Total capital (to RWA)
Company	$1,500,703	13.18%	$910,897	8.0%	n/a	n/a
Bank	1,467,960	12.90	910,363	8.0	$1,137,953	10.0%
Tier 1 capital (to RWA)
Company	1,202,252	10.56	683,098	6.0	n/a	n/a
Bank	1,368,384	12.03	682,486	6.0	909,981	8.0
CET1 (to RWA)
Company	1,172,362	10.29	512,695	4.5	n/a	n/a
Bank	1,368,384	12.03	511,864	4.5	739,360	6.5
Tier 1 capital (to average assets)
Company	1,202,252	10.03	479,462	4.0	n/a	n/a
Bank	1,368,384	11.43	478,875	4.0	598,593	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $101,000 and $60,000 were paid by the Bank to the Holdco during the years ended December 31, 2024 and 2023, respectively.

Dividends of $43,580, or $0.20 per outstanding share on the applicable record dates, were paid by the Company during the year ended December 31, 2024. Dividends of $43,318, or $0.20 per outstanding share on the applicable record dates, were paid by the Company during the year ended December 31, 2023.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 5.49% as of December 31, 2024.
24. PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following condensed balance sheets, statements of income and statements of cash flows for Veritex Holdings, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheet

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$27,689	$25,728
Investment in subsidiaries	1,756,705	1,728,364
Other assets	62,743	17,088
Total assets	$1,847,137	$1,771,180
Liabilities and Stockholders’ Equity
Other liabilities	$15,332	$10,074
Other borrowings	230,736	229,783
Total liabilities	246,068	239,857
Stockholders’ equity
Common stock	$613	$610
Additional paid-in capital	1,328,748	1,317,516
Retained earnings	507,903	444,242
Accumulated other comprehensive income	(65,076)	(63,463)
Treasury stock	(171,119)	(167,582)
Total stockholders’ equity	1,601,069	1,531,323
Total liabilities and stockholders’ equity	$1,847,137	$1,771,180

Statements of Income

	Year Ended December 31,
	2024	2023	2022
Cash dividends from subsidiary	$101,000	$60,000	$35,000
Excess of earnings over dividend from subsidiary	17,513	59,647	121,350
Other	81	79	43
	118,594	119,726	156,393
Interest on borrowings	12,671	12,352	11,156
Salaries and employee benefits	770	770	685
Other	897	1,364	891
	14,338	14,486	12,732
Earnings before income tax benefit	104,256	105,240	143,661
Income tax benefit	(2,985)	(3,021)	(2,654)
Net income	$107,241	$108,261	$146,315

Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$107,241	$108,261	$146,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt discount and debt issuance costs, net	731	786	790
Equity in undistributed net income of Bank	(17,513)	(59,647)	(121,350)
Increase in other assets	(45,654)	(5,552)	(7,801)
Decrease in other liabilities	5,479	8,303	504
Net cash provided by operating activities	50,284	52,151	18,458
Cash flows from investing activities:
Advances to subsidiaries	—	—	(154,610)
Net cash used in investing activities	—	—	(154,610)
Cash flows from financing activities:
Net proceeds from sale of common stock in public offering	—	—	154,415
Proceeds from exercise of employee stock options	1,380	924	1,160
Payments to tax authorities for stock-based compensation	(2,586)	(2,307)	(3,363)
Repurchase of treasury stock	(3,537)	—	—
Dividends paid	(43,580)	(43,318)	(42,289)
Net cash (used in) provided by financing activities	(48,323)	(44,701)	109,923
Net increase (decrease) in cash and cash equivalents	1,961	7,450	(26,229)
Cash and cash equivalents at beginning of year	25,728	18,278	44,507
Cash and cash equivalents at end of year	$27,689	$25,728	$18,278

25. Subsequent Events
Payoff of Subordinated Note
On February 15, 2025, the Company paid off in full $75,000 in aggregate principal amount of a subordinated note that changed to a floating rate of approximately 7.96%, as determined by the terms of the agreement, on November 15, 2024 which is previously discussed in Note 13 - Subordinated Debentures and Subordinated Notes.
Stock Buyback Program
Subsequent to December 31, 2024, the Company has repurchased 177,346 shares of it's common stock at an average price of $25.98 through February 28, 2025.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework (2013),” issued by COSO of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

Grant Thornton LLP, (U.S. PCAOB Auditor Firm I.D. 248) the independent registered public accounting firm that audited the consolidated financial statements of Veritex included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Veritex Holdings, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Veritex Holdings, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

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
March 3, 2025

ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Company has adopted an Insider Trading and Information Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

The information called for by this item is set forth in our Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for by this item is set forth in our 2025 Proxy Statement, and is incorporated herein by reference.
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

(3) Exhibits: See (b) below.

(b) Exhibits:
ITEM 16. FORM 10-K SUMMARY

None.

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
10.4†
Veritex Community Bank Employee Stock Ownership Plan Adoption Agreement dated December 31, 2012 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.5
Form of 2013 Subordinated Promissory Note dated December 23, 2014 issued by Veritex Holdings, Inc. (including associated terms and conditions) (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed August 29, 2014)

10.6†
Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 29, 2014)

10.11†
Executive Employment Agreement dated July 23, 2018 among Veritex Community Bank, Veritex Holdings, Inc. and Terry S. Earley (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2019)

10.13†
2022 Amended and Restated Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed February 28, 2023).

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

19.1	Insider Trading Policy*
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Veritex Community Bank Compensation Recovery Policy
101***	The following materials from Veritex Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
*** Submitted electronically herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2025	Veritex Holdings, Inc.
	By:	/s/ C. Malcolm Holland, III
	Name:	C. Malcolm Holland, III
	Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Malcolm Holland, III C. Malcolm Holland, III	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2025

/s/ Terry S. Earley Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 3, 2025

/s/ Arcilia Acosta Arcilia Acosta	Director	March 3, 2025

/s/ Pat S. Bolin Pat S. Bolin	Director	March 3, 2025

/s/ April Box April Box	Director	March 3, 2025

/s/ Blake Bozman Blake Bozman	Director	March 3, 2025

/s/ William D. Ellis William D. Ellis	Director	March 3, 2025

/s/ William E. Fallon William E. Fallon	Director	March 3, 2025

/s/ Mark C. Griege Mark C. Griege	Director	March 3, 2025

/s/ Gordon Huddleston Gordon Huddleston	Director	March 3, 2025

/s/ Steven D. Lerner Steven D. Lerner	Director	March 3, 2025

/s/ Manuel J. Mehos Manuel J. Mehos	Director	March 3, 2025

/s/ Gregory B. Morrison Gregory B. Morrison	Director	March 3, 2025

/s/ John T. Sughrue John T. Sughrue	Director	March 3, 2025