Form 10-Q
period 2025-03-31
Veritex Holdings, Inc.
filed 2025-05-07
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 6, 2025, there were 54,271,523 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Loss	FRB	Federal Reserve Bank of Dallas
AFS	Available-For-Sale	Green	Green Bank
AOCI	Accumulated Other Comprehensive Income	GAAP	Generally Accepted Accounting Principles in the United States of America
APIC	Additional Paid-In Capital	HTM	Held-To-Maturity
ASC	Accounting Standards Codification	LHFS	Loans Held for Sale
ASU	Accounting Standard Update	LHI	Loans Held for Investment
BOLI	Bank-Owned Life Insurance	MBS	Mortgage-backed Securities
Board	Board of Directors of Veritex Holdings, Inc.	MW	Mortgage Warehouse
bps	Basis Points	NOOCRE	Non-owner Occupied CRE
CBLR	Community Bank Leverage Ratio	OBS	Off-Balance Sheet
CECL	Current Expected Credit Losses	OOCRE	Owner Occupied CRE
CET1	Common Equity Tier 1	OREO	Other Real Estate Owned
CMO	Collateralized Mortgage Obligation	PCA	Prompt Corrective Action
CODM	Chief Operating Decision Maker	PCD	Purchased Credit Deteriorated
CRA	Community Reinvestment Act	PSU	Performance-based Restricted stock units
CRE	Commercial Real Estate	RBC	Risk-Based Capital
DFW	Dallas-Fort Worth	RSU	Restricted stock units
EPS	Earnings Per Share	RWA	Risk-Weighted Assets
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	U. S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	The Federal Reserve System	TDB	Texas Department of Banking
FHLB	Federal Home Loan Bank	USDA	United States Department of Agriculture

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of March 31, 2025 and December 31, 2024
(Dollars in thousands, except par value and share information)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and due from banks	$81,088	$52,486
Interest bearing deposits in other banks	768,702	802,714
Total cash and cash equivalents	849,790	855,200
Debt securities AFS, at fair value	1,284,360	1,294,512
Debt securities HTM (fair value of $154,864 and $160,560, at March 31, 2025 and December 31, 2024, respectively)	178,797	184,026
Equity securities	20,461	22,053
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB Stock and FRB Stock	47,973	46,567
Total investments	1,532,609	1,548,176
LHFS	69,236	89,309
LHI, MW	571,775	605,411
LHI, excluding MW	8,828,672	8,899,133
Less: ACL	(111,773)	(111,745)
Total LHI, net	9,288,674	9,392,799
BOLI	85,424	85,324
Premises and equipment, net	112,801	113,480
OREO	24,268	24,737
Intangible assets, net of accumulated amortization	27,974	28,664
Goodwill	404,452	404,452
Other assets	210,863	226,200
Total assets	$12,606,091	$12,768,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,318,645	$2,191,457
Interest-bearing transaction and savings deposits	5,180,495	5,061,157
Certificates and other time deposits	2,679,221	2,958,861
Correspondent money market deposits	486,762	541,117
Total deposits	10,665,123	10,752,592
Accounts payable and other liabilities	151,579	183,944
Subordinated debentures and subordinated notes	155,909	230,736
Total liabilities	10,972,611	11,167,272
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,490,069 and 61,332,445 at March 31, 2025 and December 31, 2024, respectively	615	613
APIC	1,329,626	1,328,748
Retained earnings	526,044	507,903
AOCI	(42,170)	(65,076)
Treasury stock, 7,193,110 and 6,815,764 shares, at cost, at March 31, 2025 and December 31, 2024, respectively	(180,635)	(171,119)
Total stockholders’ equity	1,633,480	1,601,069
Total liabilities and stockholders’ equity	$12,606,091	$12,768,341

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$146,505	$161,942
Debt securities	17,106	13,695
Deposits in financial institutions and federal funds sold	9,244	8,050
Equity securities and other investments	870	900
Total interest and dividend income	173,725	184,587
INTEREST EXPENSE
Transaction and savings deposits	45,165	46,784
Certificates and other time deposits	30,268	40,492
Advances from FHLB	27	1,391
Subordinated debentures and subordinated notes	2,824	3,114
Total interest expense	78,284	91,781
NET INTEREST INCOME	95,441	92,806
Provision for credit losses on loans	4,000	7,500
Provision (benefit) for credit losses on unfunded commitments	1,300	(1,541)
Net interest income after provision (benefit) for credit losses	90,141	86,847
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,611	4,896
Loan fees	2,495	2,510
Loss on sales of debt securities	—	(6,304)
Government guaranteed loan income, net	3,301	2,614
Customer swap income	700	408
Other	2,182	2,538
Total noninterest income	14,289	6,662
NONINTEREST EXPENSE
Salaries and employee benefits	36,624	33,365
Occupancy and equipment	4,650	4,677
Professional and regulatory fees	4,931	6,053
Data processing and software expense	5,403	4,856
Marketing	2,032	1,546
Amortization of intangibles	2,438	2,438
Telephone and communications	330	261
Other	10,426	8,920
Total noninterest expense	66,834	62,116
Income before income tax expense	37,596	31,393
Provision for income taxes	8,526	7,237
NET INCOME	$29,070	$24,156
Basic EPS	$0.53	$0.44
Diluted EPS	$0.53	$0.44

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$29,070	$24,156
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on debt securities AFS:
Change in net unrealized gains (losses) on debt securities AFS during the period, net	22,491	(10,421)
Change in unamortized gains from transfer of debt securities from AFS to HTM	(212)	2,925
Reclassification adjustment for net losses included in net income	—	6,304
Net unrealized gains (losses) on debt securities AFS	22,279	(1,192)

Unrealized gains (losses) on derivative financial instruments:
Net unrealized gains (losses) arising during the period	6,180	(9,331)
Reclassification adjustment for amortization in net income	536	836
Net unrealized gains (losses) on derivative instruments	6,716	(8,495)
Other comprehensive income (loss), before tax	28,995	(9,687)
Income tax expense (benefit)	6,089	(1,993)
Other comprehensive income (loss), net of tax	22,906	(7,694)
COMPREHENSIVE INCOME	$51,976	$16,462

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands, except share data)

Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	54,516,681	$613	6,815,764	$(171,119)	$1,328,748	$507,903	$(65,076)	$1,601,069
RSUs vested, net of 70,644 shares withheld to cover taxes	157,053	2	—	—	(1,871)	—	—	(1,869)
Exercise of employee stock options	571	—	—	—	12	—	—	12
Stock buyback	(377,346)	—	377,346	(9,516)	—	—	—	(9,516)
Stock based compensation	—	—	—	—	2,737	—	—	2,737
Net income	—	—	—	—	—	29,070	—	29,070
Dividends paid	—	—	—	—	—	(10,929)	—	(10,929)
Other comprehensive income	—	—	—	—	—	—	22,906	22,906
Balance at March 31, 2025	54,296,959	$615	7,193,110	$(180,635)	$1,329,626	$526,044	$(42,170)	$1,633,480

Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSUs vested, net of 69,034 shares withheld to cover taxes	157,593	1	—	—	(1,261)	—	—	(1,260)
Stock based compensation	—	—	—	—	2,889	—	—	2,889
Net income	—	—	—	—	—	24,156	—	24,156
Dividends paid	—	—	—	—	—	(10,899)	—	(10,899)
Other comprehensive loss	—	—	—	—	—	—	(7,694)	(7,694)
Balance at March 31, 2024	54,495,961	$611	6,638,094	$(167,582)	$1,319,144	$457,499	$(71,157)	$1,538,515

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$29,070	$24,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	4,689	5,127
Net accretion of time deposit premium, debt discount and debt issuance costs	(909)	(843)
Provision for credit losses on loans and unfunded commitments	5,300	5,959
Accretion of loan discount	(572)	(422)
Stock-based compensation expense	2,737	2,889
Excess tax expense from stock compensation	202	384
Net (accretion) amortization of (discounts) premiums on debt securities	(89)	1,191
Unrealized (gain) loss on equity securities recognized in earnings	(168)	105
Change in cash surrender value and mortality rates of BOLI	(100)	(526)
Loss on sales of AFS debt securities	—	6,304
Change in fair value of government guaranteed loans using fair value option	2,920	49
Gain on sales of mortgage LHFS	(40)	(10)
Gain on sales of government guaranteed loans	(6,220)	(3,211)
Servicing asset recoveries	(140)	(222)
Originations of LHFS	(23,170)	(7,842)
Proceeds from sales of LHFS	44,526	24,148
Net change in other assets	22,913	4,845
Net change in accounts payable and other liabilities	(37,372)	(17,812)
Net cash provided by operating activities	43,577	44,269
Cash flows from investing activities:
Purchases of AFS debt securities	(264,798)	(229,936)
Proceeds from sales of AFS debt securities	—	113,794
Proceeds from maturities, calls and pay downs of AFS debt securities	297,653	18,201
Maturity, calls and paydowns of HTM debt securities	4,894	1,366
Net change in other investments	354	(655)
Net change in loans	74,763	(153,534)
Proceeds from sale of government guaranteed loans	22,299	14,409
Net additions to premises and equipment	(522)	(768)
Proceeds from sales of OREO and repossessed assets	59	—
Net cash provided by (used in) investing activities	134,702	(237,123)
Cash flows from financing activities:
Net (decrease) increase in deposits	(86,387)	316,719
Payments to tax authorities for stock-based compensation	(1,869)	(1,260)
Proceeds from exercise of employee stock options	12	—
Purchase of treasury stock	(9,516)	—
Redemption of subordinated notes	(75,000)	—
Dividends paid	(10,929)	(10,899)
Net cash (used in) provided by financing activities	(183,689)	304,560
Net change in cash and cash equivalents	(5,410)	111,706
Cash and cash equivalents at beginning of period	855,200	629,063
Cash and cash equivalents at end of period	$849,790	$740,769

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP, but do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. These unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Quarterly Reports on Form 10-Q adopted by the SEC. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 3, 2025.

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
Reclassifications
Certain prior period financial statement and disclosure amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net income or stockholders’equity as previously reported.

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$29,070	$24,156
Denominator:
Weighted average shares outstanding for basic EPS	54,486	54,444
Dilutive effect of employee stock-based awards	637	398
Adjusted weighted average shares outstanding	55,123	54,842
EPS:
Basic	$0.53	$0.44
Diluted	$0.53	$0.44
Antidilutive shares	299	1,127
For the three months ended March 31, 2025, there were 299 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, all relating to stock options.

For the three months ended March 31, 2024, there were 1,127 antidilutive shares excluded from the diluted EPS weighted average shares outstanding, 514 related to RSUs and 613 related to stock options.

Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each activity of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s CODM, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

The Company has determined that all of its banking divisions and subsidiaries meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby banking divisions and subsidiaries serve a similar base of primarily commercial clients utilizing a company-wide offering of similar products and services managed through similar processes and platforms that are collectively reviewed by the CODM.

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

Recent Accounting Pronouncements

ASU 2025-01, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2025-01 clarifies the effective date of Accounting Standards Update 2024-03 Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for interest	$91,937	$98,354
Cash paid for income taxes	70	—

3. Share Transactions
Stock Buyback Program

    On March 26, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any shares and the program may be terminated or amended by the Board at any time prior to its expiration.

Shares repurchased through the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024
Numbers of shares repurchased	377,346	—
Weighted average price per share	$25.22	$—

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,949 and $9,781 at March 31, 2025 and December 31, 2024, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three months ended March 31, 2025 or 2024. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income is as follows:

	Three Months Ended March 31,
	2025	2024
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$168	$(105)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair value and measured at aggregate cost of $10,512 and $12,272 as of March 31, 2025 and December 31, 2024, respectively.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, ACL and the fair value of AFS and HTM debt securities are as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$282,068	$1,872	$12,683	$—	$271,257
Municipal securities	28,121	—	4,268	—	23,853
MBS	252,334	3,916	12,069	—	244,181
CMO	587,585	3,696	30,452	—	560,829
Asset-backed securities	104,116	1,135	2,164	—	103,087
Collateralized loan obligations	81,802	11	660	—	81,153
	$1,336,026	$10,630	$62,296	$—	$1,284,360

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$30,713	$—	$6,043	$—	$24,670
CMO	32,575	—	4,014	—	28,561
Municipal securities	115,509	—	13,876	—	101,633
	$178,797	$—	$23,933	$—	$154,864

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
AFS
Corporate bonds	$271,889	$1,815	$17,184	$—	$256,520
Municipal securities	28,142	—	3,797	—	24,345
MBS	258,896	2,256	14,822	—	246,330
CMO	600,709	1,734	41,841	—	560,602
Asset-backed securities	110,148	563	2,745	—	107,966
Collateralized loan obligations	98,885	106	242	—	98,749
	$1,368,669	$6,474	$80,631	$—	$1,294,512

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
HTM
MBS	$31,439	$—	$6,625	$—	$24,814
CMO	32,892	—	4,920	—	27,972
Municipal securities	119,695	—	11,921	—	107,774
	$184,026	$—	$23,466	$—	$160,560
MBS are commercial MBS, secured by commercial properties, and residential MBS, generally secured by single-family residential properties. All MBS included in the table above were issued by U.S. government agencies or corporations.
In 2022, the Company elected to transfer 25 AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities. The transfer from AFS to HTM was recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,269 and $2,437 at March 31, 2025 and December 31, 2024, respectively. The Company did not transfer any debt securities from AFS to HTM during the three months ended March 31, 2025.
The following tables disclose the Company’s debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$48,223	$1,498	$162,474	$11,185	$210,697	$12,683
Municipal securities	14,837	1,268	9,016	3,000	23,853	4,268
MBS	8,589	149	73,932	11,920	82,521	12,069
CMO	87,725	710	249,394	29,742	337,119	30,452
Asset-backed securities	14,301	30	45,422	2,134	59,723	2,164
Collateralized loan obligations	63,061	520	9,052	140	72,113	660
	$236,736	$4,175	$549,290	$58,121	$786,026	$62,296

HTM
MBS	$—	$—	$24,670	$6,043	$24,670	$6,043
CMO	—	—	28,561	4,014	28,561	4,014
Municipal securities	77,649	9,426	21,826	4,450	99,475	13,876
	$77,649	$9,426	$75,057	$14,507	$152,706	$23,933

	December 31, 2024
	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$38,914	$2,329	$174,876	$14,855	$213,790	$17,184
Municipal securities	15,519	594	8,826	3,203	24,345	3,797
MBS	71,889	694	74,131	14,128	146,020	14,822
CMO	168,016	3,383	247,079	38,458	415,095	41,841
Asset-backed securities	71,538	635	13,034	2,110	84,572	2,745
Collateralized loan obligations	40,406	242	—	—	40,406	242
	$406,282	$7,877	$517,946	$72,754	$924,228	$80,631

HTM
MBS	$—	$—	$24,814	$6,625	$24,814	$6,625
CMO	—	—	27,972	4,920	27,972	4,920
Municipal securities	83,738	8,198	22,679	3,723	106,417	11,921
	$83,738	$8,198	$75,465	$15,268	$159,203	$23,466

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
The number of AFS debt securities in an unrealized loss position totaled 128 and 137 at March 31, 2025 and December 31, 2024, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL has been recognized.

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

	March 31, 2025
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	79,619	79,865	2,443	2,405
Due from five years to ten years	161,760	152,512	17,861	17,251
Due after ten years	68,810	62,733	95,205	81,977
	310,189	295,110	115,509	101,633
MBS and CMO	839,919	805,010	63,288	53,231
Asset-backed securities	104,116	103,087	—	—
Collateralized loan obligations	81,802	81,153	—	—
	$1,336,026	$1,284,360	$178,797	$154,864

	December 31, 2024
	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,919	$3,919
Due from one year to five years	69,451	68,737	890	857
Due from five years to ten years	176,147	163,478	19,464	18,857
Due after ten years	54,433	48,650	95,422	84,141
	300,031	280,865	119,695	107,774
MBS and CMO	859,605	806,932	64,331	52,786
Asset-backed securities	110,148	107,966	—	—
Collateralized loan obligations	98,885	98,749	—	—
	$1,368,669	$1,294,512	$184,026	$160,560
Proceeds from sales of debt securities AFS and gross gains and losses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months ended March 31,
	2025	2024
Proceeds from sales	$—	$113,794
Gross realized gains	—	—
Gross realized losses	—	6,304
As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

	March 31, 2025	December 31, 2024
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,214,260	$1,303,711
Farmland	31,339	31,690
1 - 4 family residential	1,021,293	957,341
Multi-family residential	782,412	750,218
OOCRE	795,808	780,003
NOOCRE	2,266,526	2,382,499
Commercial	2,717,037	2,693,538
MW	571,775	605,411
Consumer	8,597	9,115
	$9,409,047	$9,513,526

Deferred loan fees, net	(8,600)	(8,982)
ACL	(111,773)	(111,745)
Total LHI, net	$9,288,674	$9,392,799
Included in the total LHI, net, as of March 31, 2025 and December 31, 2024 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $3,133 and $3,870, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of March 31, 2025 and December 31, 2024 is a discount on retained loans from sale of originated SBA and USDA loans of $9,307 and $7,851, respectively.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended March 31, 2025
	Construction and land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$15,457	$97	$15,639	$4,849	$17,546	$39,968	$17,654	$321	$214	$111,745
Credit loss expense (benefit) non-PCD loans	3,962	3	1,167	105	256	(1,387)	(32)	50	(101)	4,023
Credit loss (benefit) expense PCD loans	—	—	(4)	—	(11)	—	(8)	—	—	(23)
Charge-offs	—	—	—	—	—	(3,090)	(918)	—	(212)	(4,220)
Recoveries	—	—	21	—	—	—	32	—	195	248
Ending Balance	$19,419	$100	$16,823	$4,954	$17,791	$35,491	$16,728	$371	$96	$111,773

	Three Months Ended March 31, 2024
	Construction and land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
Credit loss (benefit) expense non-PCD loans	(1,251)	6	1,978	1,457	47	11,653	(2,136)	144	42	11,940
Credit loss (benefit) expense PCD loans	—	—	(2)	—	(377)	(3,952)	(109)	—	—	(4,440)
Charge-offs	—	—	—	—	(120)	(4,293)	(946)	—	(71)	(5,430)
Recoveries	—	—	1	—	—	—	96	—	49	146
Ending Balance	$19,781	$107	$11,516	$6,339	$9,802	$31,137	$32,791	$404	$155	$112,032

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

	March 31, 2025		December 31, 2024
	Real Property	ACL Allocation	Real Property	ACL Allocation
OOCRE	$—	$—	$1,925	$84
NOOCRE	5,659	565	—	—
Commercial	1,976	655	2,873	532
Total	$7,635	$1,220	$4,798	$616

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
Nonaccrual loans aggregated by class of loans, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025		December 31, 2024
	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Construction and land	$6,373	$6,373	$6,373	$6,373
1 - 4 family residential	1,393	1,393	1,562	1,562
OOCRE	8,853	6,928	8,887	6,962
NOOCRE	29,607	23,949	10,967	5,309
Commercial	23,110	8,458	24,680	8,935
Consumer	48	48	52	52
Total	$69,384	$47,149	$52,521	$29,193
    During the three months ended March 31, 2025 and 2024, interest income not recognized on non-accrual loans was $985 and $781, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of March 31, 2025 and December 31, 2024, is as follows:

	March 31, 2025
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$6,373	$6,373	$1,207,887	$1,214,260	$—
Farmland	—	—	—	—	31,339	31,339	—
1 - 4 family residential	3,596	1,329	3,855	8,780	1,012,513	1,021,293	3,198
Multi-family residential	556	—	—	556	781,856	782,412	—
OOCRE	58	—	7,846	7,904	787,904	795,808	26
NOOCRE	—	1,607	18,085	19,692	2,246,834	2,266,526	—
Commercial	467	12,762	6,331	19,560	2,697,477	2,717,037	25
MW	—	—	—	—	571,775	571,775	—
Consumer	38	41	34	113	8,484	8,597	—
Total	$4,715	$15,739	$42,524	$62,978	$9,346,069	$9,409,047	$3,249

	December 31, 2024
	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$6,373	$6,373	$1,297,338	$1,303,711	$—
Farmland	—	—	—	—	31,690	31,690	—
1 - 4 family residential	991	1,036	2,832	4,859	952,482	957,341	1,865
Multi-family residential	—	—	—	—	750,218	750,218	—
OOCRE	9,571	874	8,887	19,332	760,671	780,003	—
NOOCRE	14,329	1,615	9,024	24,968	2,357,531	2,382,499	—
Commercial	785	1,976	5,595	8,356	2,685,182	2,693,538	49
MW	—	—	—	—	605,411	605,411	—
Consumer	55	6	36	97	9,018	9,115	—
Total	$25,731	$5,507	$32,747	$63,985	$9,449,541	$9,513,526	$1,914

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
Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing certain concessions, such as principal forgiveness, term extension, payment deferral, interest rate reduction, or a combination of such concessions. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL (due to the measurement methodologies used to estimate the allowance), a change to the ACL is generally not recorded upon modification.
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
				Financial Impact
	Payment Deferral	Combination of payment deferral, interest rate reduction and/or term extension	% of Loan Class	Interest Rate Reduction (in months)	Term Extension (in Months)	Payment Deferrals (in months)
OOCRE	$2,317	$—	0.3%	—	—	> 3 months
NOOCRE	—	20,035	0.9%	> 3 months	—	> 3 months
Commercial	548	4,631	0.2%	—	>3 months	> 3 months
Total	$2,865	$24,666

	Three Months Ended March 31, 2024
					Financial Impact
	Interest Rate Reduction	Payment Deferral	Combination of payment deferral, interest rate reduction and/or term extension	% of Loan Class	Interest Rate Reduction (in months)	Term Extension (in Months)	Payment Deferrals (in months)
Construction and land	$—	2,000	—	0.1%	—	—	> 3 months
NOOCRE	28,441	—	45,762	3.1%	> 3 months	—	> 3 months
Commercial	—	—	6,336	0.2%	—	> 3 months	> 3 months
Total	$28,441	$2,000	52,098
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

March 31, 2025
	Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
OOCRE	2,317	—	—	—
NOOCRE	$50,664	$—	$—	$1,400
Commercial	21,255	—	12,675	—
Total	$74,236	$—	$12,675	$1,400

March 31, 2024
	Payment Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$—	$2,000	$—	$—
NOOCRE	84,190	9,343	—	—
Commercial	27,764	—	—	2,108
Total	$111,954	$11,343	$—	$2,108
The Company has not committed to lend additional material amounts to customers with outstanding loans classified as Troubled Loan Modifications as of March 31, 2025 or December 31, 2024.
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
The Company considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Based on the most recent analysis performed, the risk category of loans by class of loans based on year or origination as of March 31, 2025 and December 31, 2024 is as follows:

	Term Loans Amortized Cost Basis by Origination Year[1]
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of March 31, 2025
Construction and land:
Pass	$23,689	$178,437	$22,713	$656,320	$36,033	$4,075	$230,630	$—	$1,151,897
Special mention	—	—	—	28,948	—	—	—	—	28,948
Substandard	—	—	25,961	6,342	1,081	31	—	—	33,415
Total construction and land	$23,689	$178,437	$48,674	$691,610	$37,114	$4,106	$230,630	$—	$1,214,260
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$—	$2,430	$2,463	$2,290	$—	$21,713	$2,443	$—	$31,339
Total farmland	$—	$2,430	$2,463	$2,290	$—	$21,713	$2,443	$—	$31,339
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$31,748	$130,406	$91,936	$238,391	$293,550	$189,515	$39,045	$567	$1,015,158
Special mention	—	—	2,667	139	—	68	—	—	2,874
Substandard	—	—	—	—	820	923	492	—	2,235
PCD	—	—	—	—	—	1,026	—	—	1,026
Total 1 - 4 family residential	$31,748	$130,406	$94,603	$238,530	$294,370	$191,532	$39,537	$567	$1,021,293
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$6,903	$49,786	$9,213	$203,472	$360,247	$152,235	$—	$—	$781,856

Special mention	—	—	—	556	—	—	—	—	556
Total multi-family residential	$6,903	$49,786	$9,213	$204,028	$360,247	$152,235	$—	$—	$782,412
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$25,288	$100,706	$102,898	$160,429	$94,886	$249,964	$5,947	$—	$740,118
Special mention	—	—	506	6,611	3,128	3,713	—	—	13,958
Substandard	—	—	5,299	8,478	6,532	12,346	—	—	32,655
PCD	—	—	—	—	—	9,077	—	—	9,077
Total OOCRE	$25,288	$100,706	$108,703	$175,518	$104,546	$275,100	$5,947	$—	$795,808
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

NOOCRE:
Pass	$35,655	$237,675	$56,989	$611,296	$488,667	$680,866	$37,103	$410	$2,148,661
Special mention	—	—	—	26,442	24,107	15,860	—	—	66,409
Substandard	—	—	—	6,086	3,690	41,332	—	—	51,108
PCD	—	—	—	—	—	348	—	—	348
Total NOOCRE	$35,655	$237,675	$56,989	$643,824	$516,464	$738,406	$37,103	$410	$2,266,526
NOOCRE gross charge-offs	$—	$—	$—	$1,000	$—	$2,090	$—	$—	$3,090

Commercial:
Pass	$43,572	$149,192	$243,701	$264,122	$48,858	$81,910	$1,727,472	$1,667	$2,560,494
Special mention	—	8,333	178	9,774	281	203	30,139	—	48,908
Substandard	—	1,017	4,300	24,823	—	12,343	64,872	—	107,355
PCD	—	—	—	—	—	280	—	—	280
Total commercial	$43,572	$158,542	$248,179	$298,719	$49,139	$94,736	$1,822,483	$1,667	$2,717,037
Commercial gross charge-offs	$—	$—	$—	$—	$—	$918	$—	$—	$918

MW:
Pass	$—	$—	$—	$—	$—	$—	$571,775	$—	$571,775
Total MW	$—	$—	$—	$—	$—	$—	$571,775	$—	$571,775
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$685	$1,282	$1,878	$532	$184	$1,511	$2,398	$—	$8,470
Special mention	—	—	—	—	—	71	—	—	71
Substandard	—	—	—	—	—	50	—	—	50
PCD	—	—	—	—	—	6	—	—	6
Total consumer	$685	$1,282	$1,878	$532	$184	$1,638	$2,398	$—	$8,597
Consumer gross charge-offs	$—	$—	$6	$—	$—	$206	$—	$—	$212

Total Pass	$167,540	$849,914	$531,791	$2,136,852	$1,322,425	$1,381,789	$2,616,813	$2,644	$9,009,768
Total Special Mention	—	8,333	3,351	72,470	27,516	19,915	30,139	—	161,724
Total Substandard	—	1,017	35,560	45,729	12,123	67,025	65,364	—	226,818
Total PCD	—	—	—	—	—	10,737	—	—	10,737
Total	$167,540	$859,264	$570,702	$2,255,051	$1,362,064	$1,479,466	$2,712,316	$2,644	$9,409,047
Current period gross charge-offs	$—	$—	$6	$1,000	$—	$3,214	$—	$—	$4,220
1 Term loans amortized cost basis by origination year excludes $8,600 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year[1]
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Construction and land:
Pass	$144,236	$48,138	$732,933	$103,292	$756	$4,709	$211,546	$465	$1,246,075
Special mention	—	—	24,869	—	—	—	—	—	24,869
Substandard	—	25,298	6,342	1,096	31	—	—	—	32,767
Total construction and land	$144,236	$73,436	$764,144	$104,388	$787	$4,709	$211,546	$465	$1,303,711
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Total farmland	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$91,388	$83,605	$198,960	$343,223	$81,486	$114,086	$33,732	$4,589	$951,069
Special mention	—	2,701	—	—	—	65	—	—	2,766
Substandard	—	—	133	831	50	932	516	—	2,462
PCD	—	—	—	—	—	1,044	—	—	1,044
Total 1 - 4 family residential	$91,388	$86,306	$199,093	$344,054	$81,536	$116,127	$34,248	$4,589	$957,341
1-4 Family gross charge-offs	$—	$—	$31	$—	$—	$—	$—	$—	$31

Multi-family residential:
Pass	$48,713	$11,645	$136,014	$366,468	$169,627	$17,180	$—	$13	$749,660
Substandard	—	—	558	—	—	—	—	—	558
Total multi-family residential	$48,713	$11,645	$136,572	$366,468	$169,627	$17,180	$—	$13	$750,218
Multifamily gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

OOCRE:
Pass	$100,969	$106,561	$168,061	$96,427	$73,502	$173,131	$5,554	$11,681	$735,886
Special mention	—	461	4,313	967	953	6,173	—	—	12,867
Substandard	—	5,338	—	6,567	4,839	5,140	—	—	21,884
PCD	—	—	—	—	—	9,366	—	—	9,366
Total OOCRE	$100,969	$112,360	$172,374	$103,961	$79,294	$193,810	$5,554	$11,681	$780,003
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$238,165	$59,546	$615,542	$517,432	$181,026	$536,196	$54,323	$9,620	$2,211,850
Special mention	—	12,330	8,569	24,523	11,397	20,607	—	—	77,426
Substandard	—	—	55,714	3,715	303	33,139	—	—	92,871
PCD	—	—	—	—	—	352	—	—	352
Total NOOCRE	$238,165	$71,876	$679,825	$545,670	$192,726	$590,294	$54,323	$9,620	$2,382,499
NOOCRE gross charge-offs	$—	$—	$3,790	$—	$1,323	$6,262	$—	$—	$11,375

Commercial:
Pass	$533,306	$259,973	$282,571	$56,431	$11,124	$58,869	$1,389,257	$3,155	$2,594,686
Special mention	7,894	184	—	316	56	159	26,586	176	35,371
Substandard	1,087	4,285	25,025	—	469	13,068	19,244	—	63,178
PCD	—	—	—	—	—	303	—	—	303

Total commercial	$542,287	$264,442	$307,596	$56,747	$11,649	$72,399	$1,435,087	$3,331	$2,693,538
Commercial gross charge-offs	$—	$217	$4,943	$2,285	$—	$5,947	$—	$—	$13,392

MW:
Pass	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
Total MW	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,365	$2,058	$613	$202	$368	$1,300	$2,069	$—	$8,975
Special mention	—	—	—	—	—	74	—	—	74
Substandard	—	—	—	—	3	55	—	—	58
PCD	—	—	—	—	—	8	—	—	8
Total consumer	$2,365	$2,058	$613	$202	$371	$1,437	$2,069	$—	$9,115
Consumer gross charge-offs	$420	$—	$—	$—	$—	$155	$—	$—	$575

Total Pass	$1,161,589	$574,005	$2,137,011	$1,483,475	$535,341	$909,912	$2,304,446	$29,523	$9,135,302
Total Special Mention	7,894	15,676	37,751	25,806	12,406	27,078	26,586	176	153,373
Total Substandard	1,087	34,921	87,772	12,209	5,695	52,334	19,760	—	213,778
Total PCD	—	—	—	—	—	11,073	—	—	11,073
Total	$1,170,570	$624,602	$2,262,534	$1,521,490	$553,442	$1,000,397	$2,350,792	$29,699	$9,513,526
Current year gross charge-offs	$420	$217	$8,764	$2,285	$1,323	$12,682	$—	$—	$25,691
1 Term loans amortized cost basis by origination year excludes $8,982 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $549,493 and $586,583 as of March 31, 2025 and 2024, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$9,921	$13,258
Increase from loan sales	2,658	635
Servicing asset recoveries	140	222
Amortization charged as a reduction to income	(1,051)	(1,493)
Balance at end of period	$11,668	$12,622
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of March 31, 2025 and 2024 there was a valuation allowance of $1,064 and $1,310, respectively.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net, in the Company’s consolidated statements of income.

	Three Months Ended March 31,
	2025	2024
SBA LHI principal sold	$10,377	$13,233
Gain on sale of SBA LHI	857	1,176
USDA LHI principal sold	9,864	—
Gain on sale of USDA LHI	1,200	—

LHFS
The following table reflects LHFS as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
SBA/USDA construction and land	$18,788	$21,629
1 - 4 family residential	1,268	905
SBA/USDA OOCRE	33,352	36,437
SBA NOOCRE	—	5,028
SBA/USDA commercial	15,828	25,310
Total LHFS	$69,236	$89,309
6. Subordinated Debentures and Subordinated Notes
    Subordinated debentures and subordinated notes as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Subordinated notes, net of debt issuance costs	$124,725	$199,607
Subordinated debentures, net of discount	31,184	31,129
Total subordinated notes and debentures	$155,909	$230,736

In first quarter 2025, the Company redeemed $75,000 of its 4.75% fixed-to-floating subordinated notes, including accrued interest of $1,526. The notes were redeemable in whole or in part on any interest payment date that occurred after November 15, 2024, subject to the Federal Reserve Bank’s approval in compliance with applicable statutes and regulations.

7. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,284,360	$—	$1,284,360
Equity securities with a readily determinable fair value	9,949	—	—	9,949
LHFS(1)	—	67,968	—	67,968
Interest rate swap designated as hedging instruments	—	8,272	—	8,272
Correspondent interest rate swaps not designated as hedging instruments	—	18,096	—	18,096
Customer interest rate swaps not designated as hedging instruments	—	3,688	—	3,688
Financial Liabilities:
Interest rate swap designated as hedging instruments	$—	$35,426	$—	$35,426
Correspondent interest rate swaps not designated as hedging instruments	—	3,965	—	3,965
Customer interest rate swaps not designated as hedging instruments	—	17,516	—	17,516
1Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,294,512	$—	$1,294,512
Equity securities with a readily determinable fair value	9,781	—	—	9,781
LHFS(1)	—	88,405	—	88,405
Interest rate swaps designated as hedging instruments	—	7,786	—	7,786
Correspondent interest rate swaps not designated as hedging instruments	—	25,328	—	25,328
Customer interest rate swaps not designated as hedging instruments	—	1,514	—	1,514
Financial Liabilities:
Interest rate swaps designated as hedging instruments	$—	$41,893	$—	$41,893
Correspondent interest rate swaps not designated as hedging instruments	—	1,651	—	1,651
Customer interest rate swaps not designated as hedging instruments	—	24,817	—	24,817
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the three months ended March 31, 2025 and the year ended December 31, 2024.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
As of March 31, 2025
Assets:
Collateral dependent loans with an ACL	$—	$—	$6,415	$6,415
Servicing assets with a valuation allowance	—	—	3,831	3,831
OREO	—	—	24,268	24,268
As of December 31, 2024
Assets:
Collateral dependent loans with an ACL	$—	$—	$4,182	$4,182
Servicing assets with a valuation allowance	—	—	3,356	3,356
OREO	—	—	24,737	24,737
At March 31, 2025, collateral dependent loans with an allowance had a recorded investment of $7,635, with $1,220 specific ACL allocated. At December 31, 2024, collateral dependent loans with an allowance had a carrying value of $4,798, with $616 of specific ACL allocated.
At March 31, 2025, servicing assets of $4,895 had a valuation allowance totaling $1,064. At December 31, 2024, servicing assets of $4,560 had a valuation allowance totaling $1,204.
OREO primarily consists of two properties recorded with a fair value of approximately $24,268 in total at March 31, 2025. There were four OREO properties recorded with a fair value of approximately $24,737 in total as of December 31, 2024.
There were no liabilities measured at fair value on a non-recurring basis as of March 31, 2025 or December 31, 2024.
Fair Value of Financial Instruments
    The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to Note 16 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of March 31, 2025 and December 31, 2024 were as follows:

		Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$849,790	$—	$849,790	$—
HTM debt securities	178,797	—	154,864	—
LHFS(1)	1,268	—	1,268	—
LHI(2)	9,392,812	—	—	9,223,104
Accrued interest receivable	44,762	—	44,762	—
BOLI	85,424	—	85,424	—
Servicing asset	7,837	—	7,837	—
Equity securities without a readily determinable fair value	10,512	N/A	N/A	N/A
FHLB and FRB stock	47,973	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,318,645	$—	$2,318,645	$—
Interest-bearing deposits	8,346,478	—	8,154,514	—
Accrued interest payable	27,090	—	27,090	—
Subordinated debentures and subordinated notes	155,909	—	155,014	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$855,200	$—	$855,200	$—
HTM debt securities	184,026	—	160,560	—
LHFS(1)	904	—	904	—
LHI(2)	9,499,746	—	—	9,409,813
Accrued interest receivable	46,328	—	46,328	—
BOLI	85,324	—	85,324	—
Servicing asset	6,565	—	6,565	—
Equity securities without a readily determinable fair value	12,272	N/A	N/A	N/A
FHLB and FRB stock	46,567	N/A	N/A	N/A
Financial liabilities:
Noninterest-bearing deposits	$2,191,457	$—	$2,191,457	$—
Interest-bearing deposits	8,561,135	—	8,349,988	—
Accrued interest payable	38,568	—	38,568	—
Subordinated debentures and subordinated notes	230,736	—	230,736	—
(1) LHFS primarily represent mortgage LHFS that are carried at lower of cost or market.
(2) LHI includes MW and is carried at amortized cost.

8. Derivative Financial Instruments
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

The notional amounts and estimated fair values as of March 31, 2025 and December 31, 2024 are as shown in the table below.

	March 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$—	$—	$—	$250,000	$2,361	$—
Interest rate swaps on variable rate funding sources	275,000	129	2,423	275,000	201	1,821
Interest rate swaps on customer loan interest payments	375,000	—	32,676	375,000	—	39,517
Interest rate collars on customer loan interest payments	700,000	6,509	327	700,000	3,780	555
Interest rate floor on customer loan interest payments	200,000	1,634	—	200,000	1,444	—
Total derivatives designated as hedging instruments	$1,550,000	$8,272	$35,426	$1,800,000	$7,786	$41,893

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$852,742	$18,096	$3,965	$857,625	$25,328	$1,651
Interest rate caps and collars	5,500	—	—	4,000	—	—
Commercial customer counterparty:
Interest rate swaps	852,742	3,688	17,516	857,625	1,514	24,817
Interest rate caps and collars	5,500	—	—	4,000	—	—
Total derivatives not designated as hedging instruments	$1,716,484	$21,784	$21,481	$1,723,250	$26,842	$26,468
Offsetting derivative assets/liabilities	—	(23,519)	(23,519)	—	(28,239)	(28,239)
Total derivatives	$3,266,484	$6,537	$33,388	$3,523,250	$6,389	$40,122

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three months ended March 31, 2025 and 2024 were as follows.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,082)	$1,082	Interest Expense	$(1,094)	$1,094	Interest Expense
Interest rate swap on money market deposit account payments	(3,035)	2,402	Interest Expense	1,849	3,439	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	10,833	(4,020)	Interest Income	(9,250)	(5,369)	Interest Income
Total	$6,716	$(536)		$(8,495)	$(836)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$700			$449

9. OBS Loan Commitments
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
The following table sets forth the approximate amounts of these financial instruments as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Commitments to extend credit	$3,482,436	$3,115,682
MW commitments	671,225	562,589
Standby and commercial letters of credit	112,074	111,930
Total	$4,265,735	$3,790,201

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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended March 31,
	2025	2024
Beginning balance for ACL on unfunded commitments	$6,103	$8,045
Provision (benefit) for credit losses on unfunded commitments	1,300	(1,541)
Ending balance of ACL on unfunded commitments	$7,403	$6,504

10. Stock-Based Awards
Grants of RSUs and PSUs
    During the three months ending March 31, 2025, the Company granted non-performance-based RSUs and PSUs under the 2022 Amended and Restated Omnibus Incentive Plan (the “2022 Equity Plan”). The majority of the RSUs granted to employees during the three months ending March 31, 2025 have an annual graded vesting over a three year period from the grant date.
    The PSUs granted in February 2025 are subject to service, performance and market conditions. The performance and market condition determine the number of awards to vest. The service period is from February 1, 2025 to January 31, 2028, the performance conditions performance period is from January 1, 2025 to December 31, 2027 and the market condition performance period is from February 1, 2025 to January 31, 2028. A Monte Carlo simulation was used to estimate the fair value of PSUs on the grant date.
Stock Compensation Expense
Stock compensation expense for RSUs and PSUs granted under the 2022 Equity Plan and the Veritex (Green) 2014 Plan were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
2022 Equity Plan	$2,561	$2,459
Veritex (Green) 2014 Plan	176	430

2022 Equity Plan
A summary of the status of the Company’s stock options under the 2022 Equity Plan as of March 31, 2025 and 2024, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	602,573	$24.40
Outstanding at March 31, 2024	602,573	$24.40	4.59 years
Options exercisable at March 31, 2024	602,573	$24.40	4.59 years

Outstanding at January 1, 2025	492,847	$24.72
Outstanding at March 31, 2025	492,847	$24.72	3.57 years	$912
Options exercisable at March 31, 2025	492,847	$24.72	3.57 years	$912

There was no unrecognized compensation expense related to options awarded under the 2022 Equity Plan as of March 31, 2025.

A summary of the status of the Company’s RSUs under the 2022 Equity Plan as of March 31, 2025 and 2024, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Non-performance-Based RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	948,513	$27.52
Granted	190,018	21.94
Vested into shares	(159,113)	29.87
Forfeited	(4,700)	30.73
Outstanding at March 31, 2024	974,718	$26.03

Outstanding at January 1, 2025	826,837	$25.79
Granted	149,496	26.21
Vested into shares	(155,014)	25.63
Outstanding at March 31, 2025	821,319	$24.37

A summary of the status of the Company’s PSUs under the 2022 Equity Plan as of March 31, 2025 and 2024, and changes during the three months then ended, is as follows:

	2022 Equity Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	129,786	$30.28
Granted	113,144	18.84
Vested into shares	(56,729)	25.94
Outstanding at March 31, 2024	186,201	$25.01

Outstanding at January 1, 2025	163,545	$24.62
Granted	71,726	25.73
Performance condition adjustment	(1,945)
Vested into shares	(28,996)	38.68
Outstanding at March 31, 2025	204,330	$22.86
As of March 31, 2025, there was $14,618 of total unrecognized compensation expense related to RSUs and PSUs awarded under the 2022 Equity Plan, respectively. The unrecognized compensation expense at March 31, 2025 is expected to be recognized over the remaining weighted average requisite service period of 2.34 years.
    A summary of the fair value of the Company’s RSUs and PSUs vested under the 2022 Equity Plan during the three months ended March 31, 2025 and 2024 is presented below:

	Three Months Ended March 31,
	2025	2024
RSUs vested	$4,819	$3,057
PSUs vested	1,122	1,133
Veritex (Green) 2014 Plan
A summary of the status of the Company’s stock options under the Veritex (Green) 2014 Plan as of March 31, 2025 and 2024, and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	124,499	$22.00
Outstanding at March 31, 2024	124,499	$22.00	3.46 years
Options exercisable at March 31, 2024	124,499	$22.00	3.46 years

Outstanding at January 1, 2025	94,669	$20.56
Exercised	(571)	21.38
Outstanding at March 31, 2025	94,098	$20.77	3.11 years	$524
Options exercisable at March 31, 2025	94,098	$20.77	3.11 years	$524
As of March 31, 2025, there was no unrecognized compensation expense related to options awarded under the Veritex (Green) 2014 Plan.

A summary of the status of the Company’s RSUs under the Veritex (Green) 2014 Plan as of March 31, 2025 and 2024 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Non-performance-Based
	RSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	64,719	$18.26
Vested into shares	(3,308)	32.20
Outstanding at March 31, 2024	61,411	$17.51

Outstanding at January 1, 2025	59,565	$17.51
Outstanding at March 31, 2025	59,565	$17.51

A summary of the status of the Company’s PSUs under the Veritex (Green) 2014 Plan as of March 31, 2025 and 2024 and changes during the three months then ended, is as follows:

	Veritex (Green) 2014 Plan
	Performance-Based
	PSUs
	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	10,642	$31.93
Granted	1,246	18.84
Vested into shares	(7,477)	25.94
Outstanding at March 31, 2024	4,411	$40.38

Outstanding at January 1, 2025	4,411	$40.38
Performance condition adjustment	(316)
Vested into shares	(4,095)	40.38
Outstanding at March 31, 2025	—	$—
As of March 31, 2025, there was no unrecognized compensation related to PSUs awarded under the Veritex (Green) 2014 Plan.

    A summary of the fair value of the Company’s stock options exercised, RSUs and PSUs vested under the Veritex (Green) 2014 Plan during the three months ended March 31, 2025 and 2024 presented below:

	Fair Value of Options Exercised or RSUs Vested in the Three Months Ended March 31,
	2025	2024
Non-performance-based stock options exercised	$4	$—
RSUs vested	111	326
PSUs vested	165	149
Green 2010 Plan
In addition to the Veritex (Green) 2014 Plan discussed earlier in this Note, the Company assumed the Green Bancorp Inc. 2010 Stock Option Plan (“Green 2010 Plan”).
A summary of the status of the Company’s stock options under the Green 2010 Plan as of March 31, 2025 and 2024, and changes during the three months then ended, is as follows:

	Green 2010 Plan
	Non-performance Based Stock Options
	Shares Underlying Options	Weighted Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	10,784	$12.65
Outstanding at March 31, 2024	10,784	$12.65	3.82 years

Outstanding at January 1, 2025	10,784	$12.65
Outstanding at March 31, 2025	10,784	$12.65	2.82 years	$133

11. Income Taxes
    Income tax expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Income tax expense for the period	$8,526	$7,237
Effective tax rate	22.7%	23.1%
The effective income tax rates for the comparable periods differed from the U.S. statutory federal income tax rates of 21% primarily due to the effects of tax-exempt income from certain investment securities and bank owned life insurance policies, as well as nondeductible compensation, state income taxes and changes in valuation allowances recorded.
12. Legal Contingencies
Litigation
The Company may from time to time be involved in legal actions arising from normal business activities. In the opinion of management, there are no claims for which it is reasonably possible that an adverse outcome would have a material effect on the Company's financial position, liquidity or results of operations. The Company is not aware of any material unasserted claims.

13. Capital Requirements and Restrictions on Retained Earnings
Under applicable U.S. banking laws, there are legal restrictions limiting the amount of dividends the Company can declare. Approval of the regulatory authorities is required if, among other things, the effect of the dividends declared would cause regulatory capital of the Company to fall below specified minimum levels.
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

As of March 31, 2025 and December 31, 2024, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since March 31, 2025 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios as of March 31, 2025 and December 31, 2024 is presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under PCA Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total capital (to RWA)
Company	$1,523,437	13.46%	$905,458	8.0%	$1,131,822	10.0%
Bank	1,450,709	12.87	901,867	8.0	1,127,334	10.0
Tier 1 capital (to RWA)
Company	1,279,536	11.31	679,093	6.0	679,093	6.0
Bank	1,331,533	11.81	676,400	6.0	901,867	8.0
CET1 (to RWA)
Company	1,249,370	11.04	509,320	4.5	n/a	n/a
Bank	1,331,533	11.81	507,300	4.5	732,767	6.5
Tier 1 capital (to average assets)
Company	1,279,536	10.55	485,359	4.0	n/a	n/a
Bank	1,331,533	11.02	483,468	4.0	604,336	5.0
As of December 31, 2024
Total capital (to RWA)
Company	$1,571,001	13.96%	$900,287	8.0%	$1,125,135	10.0%
Bank	1,510,901	13.49	896,012	8.0	1,120,016	10.0
Tier 1 capital (to RWA)
Company	1,277,955	11.36	674,976	6.0	675,081	6.0
Bank	1,402,462	12.52	672,106	6.0	896,142	8.0
CET1 (to RWA)
Company	1,247,844	11.09	506,339	4.5	n/a	n/a
Bank	1,402,462	12.52	504,080	4.5	728,115	6.5
Tier 1 capital (to average assets)
Company	1,277,955	10.32	495,331	4.0	n/a	n/a
Bank	1,402,462	11.37	493,390	4.0	616,738	5.0

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $97,000 and $27,500 were paid by the Bank to the Holdco during the three months ending March 31, 2025 and 2024, respectively. The increase in dividends paid by the Bank to the Holdco during the three months ended March 31, 2025 was primarily due to the redemption of $75,000 in subordinated notes as further discussed in Note 6. Subordinated Debentures and Subordinated Notes.

Dividends of $10,929, or $0.20 per outstanding share, on the applicable record dates, and $10,899, or $0.20 per outstanding share, on the applicable record dates, were paid by the Company during the three months ended March 31, 2025 and 2024, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.87% as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Report”) as well as with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2024. Except where the content otherwise requires or when otherwise indicated, the terms “Veritex,” the “Company,” “we,” “us,” “our,” and “our business” refer to the combined entities of Veritex Holdings, Inc. and its subsidiaries, including Veritex Community Bank.

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

Overview

    We are a Texas state banking organization with corporate offices in Dallas, Texas. Through our wholly owned subsidiary, Veritex Community Bank, a Texas state-chartered bank, we provide relationship-driven commercial banking products and services tailored to meet the needs of small to medium-sized businesses and professionals. Beginning at our operational inception in 2010, we initially targeted customers and focused our acquisitions primarily in the Dallas metropolitan area, which we consider to be Dallas and the adjacent communities in North Dallas. Our current primary markets include the broader DFW metroplex and the Houston metropolitan area. As we continue to grow, we may expand to other metropolitan banking markets in Texas.

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

The Company is providing a comparison of the quarter ended March 31, 2025 against the preceding sequential quarter, which it believes provides more relevant information for investors and stakeholders to understand and analyze the business. The Company continues to present the required comparison of current year-to-date results with the same period of the prior year.

Results of Operations for the Three Months Ended March 31, 2025 and December 31, 2024

The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2025 and December 31, 2024, respectively (in thousands except per share information):

	Three Months Ended		Change
	March 31, 2025	December 31, 2024	Increase (decrease)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	146,505	$154,998	$(8,493)
Debt securities	17,106	16,893	213
Deposits in financial institutions and federal funds sold	9,244	11,888	(2,644)
Equity securities and other investments	870	940	(70)
Total interest and dividend income	173,725	184,719	(10,994)
INTEREST EXPENSE
Transaction and savings deposits	45,165	44,841	324
Certificates and other time deposits	30,268	40,279	(10,011)
Advances from FHLB	27	130	(103)
Subordinated debentures and subordinated notes	2,824	3,328	(504)
Total interest expense	78,284	88,578	(10,294)
NET INTEREST INCOME	95,441	96,141	(700)
Provision for credit losses on loans	4,000	2,300	1,700
Provision (benefit) for credit losses on unfunded commitments	1,300	(401)	1,701
Net interest income after provision (benefit) for credit losses	90,141	94,242	(4,101)
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,611	5,612	(1)
Loan fees	2,495	2,265	230
Loss on sales of debt securities	—	(4,397)	4,397
Government guaranteed loan income, net	3,301	5,368	(2,067)
Customer swap income	700	509	191
Other	2,182	699	1,483
Total noninterest income	14,289	10,056	4,233
NONINTEREST EXPENSE
Salaries and employee benefits	36,624	37,446	(822)
Occupancy and equipment	4,650	4,633	17
Professional and regulatory fees	4,931	5,564	(633)
Data processing and software expense	5,403	5,741	(338)
Marketing	2,032	2,896	(864)
Amortization of intangibles	2,438	2,437	1
Telephone and communications	330	323	7
Other	10,426	12,154	(1,728)
Total noninterest expense	66,834	71,194	(4,360)
Income before income tax expense	37,596	33,104	4,492
Provision for income taxes	8,526	8,222	304
NET INCOME	29,070	$24,882	$4,188
Basic EPS	$0.53	$0.46	$0.07
Diluted EPS	$0.53	$0.45	$0.08

General

    Net income for the three months ended March 31, 2025 was $29.1 million, an increase of $4.2 million, or 16.8%, from net income of $24.9 million for the three months ended December 31, 2024.
    Basic EPS for the three months ended March 31, 2025 was $0.53, an increase of $0.07 per share from $0.46 for the three months ended December 31, 2024. Diluted EPS for the three months ended March 31, 2025 was $0.53, an increase of $0.08 from $0.45 for the three months ended December 31, 2024.
Net Interest Income

For the three months ended March 31, 2025, net interest income totaled $95.4 million and net interest margin and net interest spread were 3.31% and 2.24%, respectively. For the three months ended December 31, 2024, net interest income totaled $96.1 million and net interest margin and net interest spread were 3.20% and 2.03%, respectively. The decrease in net interest income was due to a decrease in interest income of $11.0 million, primarily due a $8.5 million decrease on loan interest income, due to both lower average loan balances and lower rates earned. The decrease was partially offset by a $10.3 million decrease in interest expense on interest-bearing liabilities primarily due to the $10.0 million decrease in interest expense on certificates and other time deposits during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. Net interest margin increased 11 bps to 3.31% from 3.20% for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily due to a 33 bps decline on funding costs rates on interest-bearing deposits and borrowings from 4.12% for the three months ended December 31, 2024 to 3.79% for the three months ended March 31, 2025. This change was partially offset to a lesser extent by a 12 bps decline in yields on interest earning assets for the period, mostly driven by a 16 bps decline on LHI for the three months ended March 31, 2025 compared to the three months ended December 31, 2024.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rates earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2025 and three months ended December 31, 2024, interest income not recognized on nonaccrual loans was $985 thousand and $410 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	March 31, 2025			December 31, 2024
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$8,886,905	$140,329	6.40%	$8,957,193	$147,782	6.56%
LHI, MW	426,724	6,176	5.87	492,372	7,216	5.83
Debt Securities	1,467,220	17,106	4.73	1,458,057	16,893	4.61
Interest-earning deposits in other banks	827,751	9,244	4.53	971,451	11,888	4.87
Equity securities and other investments	70,696	870	4.99	72,223	940	5.18
Total interest-earning assets	11,679,296	173,725	6.03	11,951,296	184,719	6.15
ACL	(111,563)			(117,293)
Noninterest-earning assets	938,401			916,969
Total assets	$12,506,134			$12,750,972

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$5,449,091	$45,165	3.36%	$5,001,159	$44,841	3.57%
Certificates and other time deposits	2,726,309	30,268	4.50	3,319,628	40,279	4.83
Advances from FHLB and other	2,333	27	4.69	10,598	130	4.88
Subordinated debentures and subordinated debt	191,638	2,824	5.98	230,633	3,328	5.74
Total interest-bearing liabilities	8,369,371	78,284	3.79	8,562,018	88,578	4.12

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,345,586			2,400,809
Other liabilities	170,389			183,810
Total liabilities	10,885,346			11,146,637
Stockholders’ equity	1,620,788			1,604,335
Total liabilities and stockholders’ equity	$12,506,134			$12,750,972

Net interest rate spread(2)			2.24%			2.03%
Net interest income		$95,441			$96,141
Net interest margin(3)			3.31%			3.20%
(1) Includes average outstanding balances of LHFS of $66.3 million and $46.4 million for the three months ended March 31, 2025 and three months ended December 31, 2024, respectively, and average balances of LHI, excluding MW loans.
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

	For the Three Months Ended
	March 31, 2025 vs. December 31, 2024
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(1,150)	$(6,303)	$(7,453)
LHI, MW	(954)	(86)	(1,040)
Debt Securities	105	108	213
Equity securities and other investments	(1,744)	(900)	(2,644)
Interest-bearing deposits in other banks	(20)	(50)	(70)
Total decrease in interest income	(3,763)	(7,231)	(10,994)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	3,983	(3,659)	324
Certificates and other time deposits	(7,139)	(2,872)	(10,011)
Advances from FHLB and other	(101)	(2)	(103)
Subordinated debentures and subordinated notes	(558)	54	(504)
Total decrease in interest expense	(3,815)	(6,479)	(10,294)
Increase (decrease) in net interest income	$52	$(752)	$(700)
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. We recorded a provision for credit losses on loans of $4.0 million for the three months ended March 31, 2025, compared to a $2.3 million provision for credit loss expense for the three months ended December 31, 2024. The change was primarily attributable to an increase in general reserves as a result of changes in economic factors. We recorded $1.3 million provision for credit loss expense for unfunded commitments, for the three months ended March 31, 2025 compared to a credit loss benefit of $401 thousand for the three months ended December 31, 2024, as the balance of unfunded commitments increased quarter over quarter.

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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,	December 31,	Increase (Decrease)
(In thousands)	2025	2024	$ change	% change
Noninterest income:
Service charges and fees on deposit accounts	$5,611	$5,612	$(1)	—%
Loan fees	2,495	2,265	230	10.2
Loss on sales of debt securities	—	(4,397)	4,397	(100.0)
Government guaranteed loan income, net	3,301	5,368	(2,067)	(38.5)
Customer swap income	700	509	191	37.5
Other income	2,182	699	1,483	212.2
Total noninterest income	$14,289	$10,056	$4,233	42.1%
Noninterest income for the three months ended March 31, 2025 increased $4.2 million, or 42.1%, to $14.3 million compared to noninterest income of $10.1 million for the three months ended December 31, 2024. The primary drivers of the increase were as follows:
Loss on sale of debt securities. The increase during the three months ended March 31, 2025 compared to the three months ended December 31, 2024, was due to a $4.4 million loss on sales of debt securities recognized during the three months ended December 31, 2024 with no corresponding loss recorded in the three months ended March 31, 2025.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The decrease in government guaranteed loan income, net, of $2.1 million, or 38.5%, during the three months ended March 31, 2025 was primarily due to downward valuation adjustments totaling $7.4 million on the Company’s HFS government guaranteed loan portfolios offset to a lesser extent by a $5.3 million increase on gain on sales of government guaranteed loans during the period.
Other. Other includes other noninterest income from various fees, servicing income, equity security income, BOLI income and other miscellaneous fees. Other noninterest income increased $1.5 million, or 212.2%, as compared to the three months ended December 31, 2024. The increase was primarily driven by an increase in loan servicing income of $1.2 million and a $468 thousand gain on sale of an equity security, offset by a $456 thousand decrease in BOLI income due to charges incurred relating to a Section 1035 exchange of BOLI policies during the quarter. The remaining changes were nominal amongst individual other noninterest income accounts.

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
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31,	December 31,	Increase (Decrease)
(In thousands)	2025	2024	$ change	% change
Noninterest expense:
Salaries and employee benefits	$36,624	$37,446	$(822)	(2.2)%
Occupancy and equipment	4,650	4,633	17	0.4%
Professional and regulatory fees	4,931	5,564	(633)	(11.4)%
Data processing and software expense	5,403	5,741	(338)	(5.9)%
Marketing	2,032	2,896	(864)	(29.8)%
Amortization of intangibles	2,438	2,437	1	—%
Telephone and communications	330	323	7	2.2%
Other	10,426	12,154	(1,728)	(14.2)%
Total noninterest expense	$66,834	$71,194	$(4,360)	(6.1)%

Noninterest expense for the three months ended March 31, 2025 decreased $4.4 million, or 6.1%, to $66.8 million compared to noninterest expense of $71.2 million for the three months ended December 31, 2024. The most significant components of the decrease were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits were $36.6 million for the three months ended March 31, 2025, a decrease of $822 thousand, or 2.2%, compared to the three months ended December 31, 2024. The decrease was primarily attributable to decreases of $973 thousand in severance costs, $768 thousand in bonus and incentive accruals and $655 thousand in stock grant expense, offset by a $1.5 million increase in payroll taxes, which are historically higher in the first quarter. The remaining changes were nominal amongst individual other salaries and employee benefits expense accounts.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Professional and regulatory fees decreased $633 thousand, or 11.4%, compared to the three months ended December 31, 2024. The decrease is primarily due to a decrease in FDIC assessment fees of $744 thousand for the three months ended March 31, 2025.

Marketing. This category of expenses includes expenses related to advertising, promotions, donations and business development. Marketing expenses decreased $864 thousand, or 29.8% during the three months ended March 31, 2025, primarily due to a decrease of $1.1 million in advertising and promotion expenses offset by an increase of $515 thousand in sports marketing.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense decreased $1.7 million, or 14.2%, for the three months ended March 31, 2025 compared to the three months ended December 31, 2024. This decrease was primarily due to a decrease of $2.0 million in earned credit rebates paid during the quarter. The remaining changes were nominal amongst individual other noninterest expense accounts.

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

For the three months ended March 31, 2025, income tax expense totaled $8.5 million, an increase of $304 thousand, compared to an income tax expense of $8.2 million for the three months ended December 31, 2024. For the three months ended March 31, 2025, we had an effective tax rate of 22.7% compared to an effective tax rate of 24.8% for the three months ended December 31, 2024. The Company had a net discrete tax expense of $202 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended March 31, 2025, offset by a $98 thousand change in valuation allowance during the period. Excluding these discrete tax items, the Company had an effective tax rate of 22.4% for the three months ended March 31, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

General

    Net income for the three months ended March 31, 2025 was $29.1 million, an increase of $4.9 million, or 20.3%, from net income of $24.2 million for the three months ended March 31, 2024.
    Basic EPS for the three months ended March 31, 2025 was $0.53, an increase of $0.09 per share from $0.44 for the three months ended March 31, 2024. Diluted EPS for the three months ended March 31, 2025 was $0.53, an increase of $0.09 per share from $0.44 for the three months ended March 31, 2024.
Net Interest Income

For the three months ended March 31, 2025, net interest income before provisions for credit losses totaled $95.4 million and net interest margin and net interest spread were 3.31% and 2.24%, respectively. For the three months ended March 31, 2024, net interest income before provision for credit losses totaled $92.8 million and net interest margin and net interest spread were 3.24% and 1.97%, respectively. Net interest margin increased 7 bps from the three months ended March 31, 2024, primarily due to a decrease in the average rate paid on interest-bearing liabilities from 4.47% for the three months ended March 31, 2024 to 3.79% for the three months ended March 31, 2025, offset partially by a corresponding decrease in yield earned on interest-earning assets from 6.44% for the three months ended March 31, 2024 to 6.03% for the three months ended March 31, 2025. The increase in net interest income of $2.6 million was primarily attributable to decreases in funding costs, including $10.2 million in interest expense on certificates and other time deposits, $1.6 million in interest expense on transaction accounts and $1.4 million in interest expense on FHLB advances, in addition to a decrease in interest expense on subordinated debt due to the redemption of $75.0 million in subordinated notes occurring mid-quarter, along with increases in interest income on debt securities of $3.4 million and interest income on interest-bearing deposits in other banks of $1.2 million. Those changes were partially offset by a decrease in interest income on loans of $15.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The $11.8 million decrease in interest expense on deposit accounts was due to rate declines over the year. As a result, the average cost of interest-bearing deposits decreased 69 bps to 3.74% for the three months ended March 31, 2025 from 4.43% for the three months ended March 31, 2024. The average costs of total deposits, including noninterest-bearing deposits, for the three months ended March 31, 2025 decreased 51 bps to 2.91% compared to 3.42% for the three months ended March 31, 2024.

    The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended March 31, 2025 and March 31, 2024, interest income not recognized on non-accrual loans was $985 thousand and $781 thousand, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2025			2024
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)	$8,886,905	$140,329	6.40%	$9,283,815	$157,585	6.83%
LHI, MW	426,724	6,176	5.87	279,557	4,357	6.27
Debt securities	1,467,220	17,106	4.73	1,294,994	13,695	4.25
Interest-bearing deposits in other banks	827,751	9,244	4.53	584,593	8,050	5.54
Equity securities and other investments	70,696	870	4.99	76,269	900	4.75
Total interest-earning assets	11,679,296	173,725	6.03	11,519,228	184,587	6.44
ACL	(111,563)			(112,229)
Noninterest-earning assets	938,401			929,043
Total assets	$12,506,134			$12,336,042

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$5,449,091	$45,165	3.36%	$4,639,445	$46,784	4.06%
Certificates and other time deposits	2,726,309	30,268	4.50	3,283,735	40,492	4.96
Advances from FHLB	2,333	27	4.69	100,989	1,391	5.54
Subordinated debentures and subordinated notes	191,638	2,824	5.98	229,881	3,114	5.45
Total interest-bearing liabilities	8,369,371	78,284	3.79	8,254,050	91,781	4.47

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,345,586			2,355,315
Other liabilities	170,389			192,809
Total liabilities	10,885,346			10,802,174
Stockholders’ equity	1,620,788			1,533,868
Total liabilities and stockholders’ equity	$12,506,134			$12,336,042

Net interest rate spread(2)			2.24%			1.97%
Net interest income		$95,441			$92,806
Net interest margin(3)			3.31%			3.24%
(1) Includes average outstanding balances of LHFS of $66.3 million and $53.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and average balances of LHI, excluding MW.
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

	For the Three Months Ended
	March 31, 2025 vs March 31, 2024
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(6,681)	$(10,575)	$(17,256)
LHI, MW	2,275	(456)	1,819
Debt securities	1,806	1,605	3,411
Interest-bearing deposits in other banks	3,321	(2,127)	1,194
Equity securities and other investments	(65)	35	(30)
Total increase (decrease) in interest income	656	(11,518)	(10,862)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	8,097	(9,716)	(1,619)
Certificates and other time deposits	(6,817)	(3,407)	(10,224)
Advances from FHLB and other	(1,348)	(16)	(1,364)
Subordinated debentures and subordinated notes	(514)	224	(290)
Total decrease in interest expense	(582)	(12,915)	(13,497)
Increase in net interest income	$1,238	$1,397	$2,635
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “Financial Condition—ACL on LHI”. The provision for credit loan losses on loans was $4.0 million for the three months ended March 31, 2025, compared to a $7.5 million provision for credit loan losses for the three months ended March 31, 2024, a decrease of $3.5 million. The decrease in the recorded provision for credit losses on loans for the three months ended March 31, 2025 was primarily attributable to changes in economic factors, qualitative factors and specific reserves on loans that do not share similar risk characteristics. For the three months ended March 31, 2025, we also recorded a $1.3 million provision for credit losses for unfunded commitments compared to a $1.5 million benefit for unfunded commitments for three months ended March 31, 2024.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended
	March 31,		Increase (Decrease)
(In thousands)	2025	2024	$ change	% change
Noninterest income:
Service charges and fees on deposit accounts	$5,611	$4,896	$715	14.6%
Loan fees	2,495	2,510	(15)	(0.6)
Loss on sales of debt securities	—	(6,304)	6,304	(100.0)
Government guaranteed loan income, net	3,301	2,614	687	26.3
Customer swap income	700	408	292	71.6
Other income	2,182	2,538	(356)	(14.0)
Total noninterest income	$14,289	$6,662	$7,627	114.5%

Noninterest income for the three months ended March 31, 2025 increased $7.6 million, or 114.5%, to $14.3 million compared to noninterest income of $6.7 million for the three months ended March 31, 2024. The primary drivers of the increase were as follows:
Service charges and fees on deposit accounts. The $715 thousand, or 14.6%, increase in service charges and fees on deposit accounts is primarily due to higher account analysis charges for the three months ended March 31, 2025 compared to the same period in the prior year.
Loss on sales of debt securities. The increase during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to a $6.3 million loss on sales of debt securities recognized during the three months ended March 31, 2024 with no corresponding loss recorded in the three months ended March 31, 2025.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The increase in government guaranteed loan income, net, of $687 thousand, or 26.3%, during the three months ended March 31, 2025 was primarily due to a $3.0 million increase on gain on sales of government guaranteed loans offset by net downward valuation adjustments totaling $2.3 million on the HFS government guaranteed loan portfolios compared to the three months ended March 31, 2024.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended
	March 31,		Increase (Decrease)
(In thousands)	2025	2024	$ change	% change
Noninterest expense
Salaries and employee benefits	$36,624	$33,365	$3,259	9.8%
Occupancy and equipment	4,650	4,677	(27)	(0.6)
Professional and regulatory fees	4,931	6,053	(1,122)	(18.5)
Data processing and software expense	5,403	4,856	547	11.3
Marketing	2,032	1,546	486	31.4
Amortization of intangibles	2,438	2,438	—	—
Telephone and communications	330	261	69	26.4
Other	10,426	8,920	1,506	16.9
Total noninterest expense	$66,834	$62,116	$4,718	7.6%

Noninterest expense for the three months ended March 31, 2025 increased $4.7 million, or 7.6%, to $66.8 million compared to noninterest expense of $62.1 million for the three months ended March 31, 2024. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. These expenses are impacted by the amount of direct loan origination costs, which are required to be deferred in accordance with ASC 310-20. Salaries and employee benefits increased $3.3 million, or 9.8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to a $1.4 million increase in salaries expense and a $2.7 million increase in incentive accruals, offset by an increase of $1.4 million in contra origination costs.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Professional and regulatory fees decreased $1.1 million, or 18.5%, compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in FDIC assessment fees of $947 thousand for the year over year period.

Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. Data processing and software costs increased $547 thousand, or 11.3%, compared to the three months ended March 31, 2024. The increase is primarily due to increases of $295 thousand in data processing expenses and $252 thousand in software expense.

Other noninterest expense. This category includes loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses. Other noninterest expense increased $1.5 million, or 16.9%. This increase was primarily due to an increase of $752 thousand in OREO expenses during the three months ended March 31, 2025 as compared to the same period in 2024. The remaining changes were nominal amongst individual other noninterest expense accounts.

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

For the three months ended March 31, 2025, income tax expense totaled $8.5 million, an increase of $1.3 million, or 17.8% , compared to an income tax expense of $7.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, we had an effective tax rate of 22.7%. The Company had a net discrete tax expense of $202 thousand associated with the recognition of an excess tax expense realized on share-based payment awards during the three months ended March 31, 2025, offset by a $98 thousand change in valuation allowance during the period. Excluding these discrete tax items, the Company had an effective tax rate of 22.4% for the three months ended March 31, 2025.

For the three months ended March 31, 2024, we had an effective tax rate of 23.1% which includes a discrete tax expense of $384 thousand associated with the recognition of excess tax expense realized on share-based payment awards. Excluding this discrete tax item, the Company had an effective tax rate of 21.8%.

Financial Condition

Our total assets decreased $162.3 million, or 1.3%, from $12.77 billion as of December 31, 2024 to $12.61 billion as of March 31, 2025. The slight decrease was primarily due to declines in the Company’s LHFS and LHI portfolios due to net payoffs during the period.

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

As of March 31, 2025, total LHI, excluding ACL, was $9.41 billion, a decrease of $104.5 million, or 1.1%, compared to $9.51 billion as of December 31, 2024. In addition to these amounts, $69.2 million and $89.3 million in loans were classified as LHFS as of March 31, 2025 and December 31, 2024, respectively.

Total LHI as a percentage of deposits were 88.2% and 88.5% as of March 31, 2025 and December 31, 2024, respectively. Total LHI, excluding MW loans, as a percentage of deposits were 82.9% and 82.8% as of March 31, 2025 and December 31, 2024, respectively. Total LHI as a percentage of assets were 74.6% and 74.5% as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of March 31,		As of December 31,
	2025		2024		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	% Change Quarter over Quarter
	(Dollars in thousands)
Commercial	$2,717,037	28.9%	$2,693,538	28.3%	$23,499	0.9%
MW	571,775	6.1	605,411	6.4	(33,636)	(5.6)
Real estate:
OOCRE	795,808	8.5	780,003	8.2	15,805	2.0
NOOCRE	2,266,526	24.1	2,382,499	25.0	(115,973)	(4.9)
Construction and land	1,214,260	12.9	1,303,711	13.7	(89,451)	(6.9)
Farmland	31,339	0.3	31,690	0.3	(351)	(1.1)
1-4 family residential	1,021,293	10.8	957,341	10.1	63,952	6.7
Multifamily	782,412	8.3	750,218	7.9	32,194	4.3
Consumer	8,597	0.1	9,115	0.1	(518)	(5.7)
Total LHI, carried at amortized cost(1)	$9,409,047	100.0%	$9,513,526	100.0%	$(104,479)	(1.1)%

Total LHFS	$69,236		$89,309
(1) Total LHI, carried at amortized cost, excludes $8.6 million and $9.0 million of deferred loan fees, net, as of March 31, 2025 and December 31, 2024, respectively.

CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolios by borrower type and geographic location.

	As of March 31,
	2025
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$388,028	$230,890	$162,065	$277,886	$1,058,869	11.3%
Multifamily	394,474	323,444	180,914	166,396	1,065,228	11.3
Office	316,335	119,899	12,695	30,819	479,748	5.1
Retail	192,942	161,647	106,217	109,433	570,239	6.1
Hotel	185,027	22,429	111,883	121,487	440,826	4.7
SFR	250,816	35,793	64,035	11,642	362,286	3.9
Other	95,439	61,491	76,662	52,410	286,002	3.0
Total CRE	$1,823,061	$955,593	$714,471	$770,073	$4,263,198	45.3%

	As of December 31,
	2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$406,146	$250,586	$156,214	$281,866	$1,094,812	11.5%
Multifamily	425,774	351,177	213,560	153,644	1,144,155	12.0
Office	318,638	116,090	32,737	32,632	500,097	5.3
Retail	173,747	172,690	110,141	157,681	614,259	6.5
Hotel	192,940	22,603	113,923	127,358	456,824	4.8
SFR	236,027	32,193	62,622	11,832	342,674	3.6
Other	91,500	61,942	75,142	55,023	283,607	3.0
Total CRE	$1,844,772	$1,007,281	$764,339	$820,036	$4,436,428	46.6%
(1)Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the DFW metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

	As of March 31,		As of December 31,
	2025		2024
Out of State Loan Portfolio	Amount	Percent of Total Loans	Amount	Percent of Total Loans
(Dollars in thousands)
CRE	$770,073	8.2%	$820,036	8.6%
Lender Finance	510,540	5.4	473,007	5.0
Commercial	420,898	4.5	408,914	4.3
MW	306,406	3.3	335,815	3.5
Mortgage Servicing Rights	278,028	3.0	311,119	3.3
1-4 Family Residential	285,220	3.0	246,547	2.6
USDA and SBA	162,166	1.7	183,672	1.9
Other	3,199	—	14,244	0.1
Total Out of State Loans	$2,736,530	29.1%	$2,793,354	29.4%
Nonperforming Assets

The following table presents information regarding nonperforming assets by category as of the dates indicated:

	As of March 31,	As of December 31,
	2025	2024
	(Dollars in thousands)
Nonperforming loans
Construction and land	$6,373	$6,373
1-4 family residential	1,393	1,562
OOCRE	8,853	8,887
NOOCRE	29,607	10,967
Commercial	23,110	24,680
Consumer	48	52
Accruing loans 90 or more days past due	3,249	1,914
Total nonperforming loans	72,633	54,435
OREO	24,268	24,737
Total nonperforming assets	$96,901	$79,172

Nonperforming assets to total assets	0.77%	0.62%
Nonperforming assets to total LHI and OREO	1.03%	0.83%
Nonperforming loans to total LHI	0.77%	0.57%

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	March 31, 2025
	Pass	Special Mention	Substandard	PCD[1]	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,151,897	$28,948	$33,415	$—	$1,214,260
Farmland	31,339	—	—	—	31,339
1 - 4 family residential	1,015,158	2,874	2,235	1,026	1,021,293
Multi-family residential	781,856	556	—	—	782,412
OOCRE	740,118	13,958	32,655	9,077	795,808
NOOCRE	2,148,661	66,409	51,108	348	2,266,526
Commercial	2,560,494	48,908	107,355	280	2,717,037
MW	571,775	—	—	—	571,775
Consumer	8,470	71	50	6	8,597
Total	$9,009,768	$161,724	$226,818	$10,737	$9,409,047

	December 31, 2024
	Pass	Special Mention	Substandard	PCD	Total
	(Dollars in thousands)
Real estate:
Construction and land	$1,246,075	$24,869	$32,767	$—	$1,303,711
Farmland	31,690	—	—	—	31,690
1 - 4 family residential	951,069	2,766	2,462	1,044	957,341
Multi-family residential	749,660	—	558	—	750,218
OOCRE	735,886	12,867	21,884	9,366	780,003
NOOCRE	2,211,850	77,426	92,871	352	2,382,499
Commercial	2,594,686	35,371	63,178	303	2,693,538
MW	605,411	—	—	—	605,411
Consumer	8,975	74	58	8	9,115
Total	$9,135,302	$153,373	$213,778	$11,073	$9,513,526

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	March 31, 2025			December 31, 2024
	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Construction and land	$19,419	12.9%	1.60%	$15,457	13.7%	1.19%
Farmland	100	0.3	0.32	97	0.3	0.31
1 - 4 family residential	16,823	10.8	1.65	15,639	10.1	1.63
Multi-family residential	4,954	8.3	0.63	4,849	7.9	0.65
OOCRE	17,791	8.5	2.24	17,546	8.2	2.25
NOOCRE	35,491	24.1	1.57	39,968	25.0	1.68
Commercial	16,728	28.9	0.62	17,654	28.3	0.66
MW	371	6.1	0.06	321	6.4	0.05
Consumer	96	0.1	1.12	214	0.1	2.35
Total	$111,773	100.0%	1.19%	$111,745	100.0%	1.18%

The ACL increased $28 thousand to $111.8 million as of March 31, 2025 from $111.7 million at December 31, 2024.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Three Months Ended March 31, 2025
Construction and land	$—	$1,383,980	—%
Farmland	—	30,914	—
1 - 4 family residential	21	968,194	0.01
Multi-family residential	—	724,573	—
OOCRE	—	786,374	—
NOOCRE	(3,090)	2,241,014	(0.56)
Commercial	(886)	2,743,535	(0.13)
MW	—	426,724	—
Consumer	(17)	8,321	(0.83)
Total	$(3,972)	$9,313,629	(0.17)%

Three Months Ended March 31, 2024
Construction and land	$—	$1,714,865	—%
Farmland	—	31,673	—
1 - 4 family residential	1	947,718	—
Multi-family residential	—	715,215	—
OOCRE	(120)	777,606	(0.06)
NOOCRE	(4,293)	2,298,375	(0.75)
Commercial	(850)	2,789,218	(0.12)
MW	—	279,557	—
Consumer	(22)	9,145	(0.97)
Total	$(5,284)	$9,563,372	(0.22)%
Net charge-offs decreased $1.3 million, or 5 bps, to average loans annualized. Although we believe that we have established our ACL in accordance with GAAP and that the ACL was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio. If we experience economic declines or if asset quality deteriorates, material additional provisions could be required.
OBS Credit exposure
The ACL on OBS credit exposures totaled $7.4 million and $6.1 million at March 31, 2025 and December 31, 2024, respectively. The level of the ACL on OBS credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of March 31, 2025, we held equity securities with a readily determinable fair value of $9.9 million compared to $9.8 million as of December 31, 2024. These equity securities primarily represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $10.5 million at March 31, 2025 compared to $12.3 million at December 31, 2024. The decrease from December 31, 2024 is primarily due to the sale of an equity security totaling approximately $2.5 million, which resulted in a gain on sale of $468 thousand. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FHLB Stock and FRB Stock

As of March 31, 2025, we held FHLB stock and FRB stock of $48.0 million compared to $46.6 million as of December 31, 2024. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide a source of liquidity, provide an appropriate return on funds invested, manage interest rate risk, meet collateral requirements and meet regulatory capital requirements. As of March 31, 2025, the carrying amount of debt securities totaled $1.46 billion, a decrease of $15.4 million, or 1.0%, compared to $1.48 billion as of December 31, 2024. Debt securities represented 11.6% of total assets as of March 31, 2025 and December 31, 2024.
All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label CMOs, subprime, Alt-A, or second lien elements in our investment portfolio. As of March 31, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates AFS debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company has 128 AFS debt securities that were in an unrealized loss position totaling $62.3 million as of March 31, 2025. The Company evaluated all debt securities and no ACL on debt securities was recognized in the Company’s consolidated balance sheets as of March 31, 2025. The Company recorded no ACL for its held to maturity debt securities as of March 31, 2025 and December 31, 2024, respectively.

    As of March 31, 2025 and December 31, 2024, we did not own securities of any one issuer other than U.S. government agency securities for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates
Deposits

Total deposits as of March 31, 2025 were $10.67 billion, a decrease of $87.5 million, or 0.8%, compared to $10.75 billion as of December 31, 2024. The decrease from December 31, 2024 was primarily the result of decreases of $279.6 million in certificates and other time deposits and $54.4 million in correspondent money market deposits, partially offset by increases of $127.2 million in noninterest-bearing deposits and $119.3 million in interest-bearing transaction and savings accounts.

	March 31, 2025
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,318,645	21.7%	$2,345,586
Interest-bearing transaction	863,462	8.1	807,804
Money market	3,730,446	35.0	3,646,604
Savings	586,587	5.4	522,615
Certificates and other time deposits > $250k	954,702	9.0	1,001,812
Certificates and other time deposits < $250k	1,724,519	16.2	1,724,497
Correspondent money market accounts	486,762	4.6	472,068
Total deposits	$10,665,123	100.0%	$10,520,986

	December 31, 2024
	Ending Balance	% of Total	Average Outstanding Balance
Noninterest-bearing	$2,191,457	20.4%	$2,400,809
Interest-bearing transaction	839,005	7.8	544,313
Money market	3,772,964	35.1	3,503,252
Savings	449,188	4.2	362,293
Certificates and other time deposits > $250k	1,056,639	9.8	1,103,026
Certificates and other time deposits < $250k	1,902,222	17.7	2,216,602
Correspondent money market accounts	541,117	5.0	591,301
Total deposits	$10,752,592	100.0%	$10,721,596
Borrowings
We utilize short- and long-term borrowings to supplement deposits to fund our lending and investment activities. We had no short-term borrowings as March 31, 2025 or December 31, 2024.
Junior subordinated debentures and subordinated notes
Subordinated debentures and subordinated notes as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Subordinated notes, net of debt issuance costs	$124,725	$199,607
Subordinated debentures, net of discount	31,184	31,129
Total subordinated notes and debentures	$155,909	$230,736
Total subordinated notes and subordinated debentures decreased $74.8 million, or 32.4%, due to the redemption of $75.0 million of the Company’s 4.75% fixed-to-floating subordinated notes during the three months ended March 31, 2025.
Refer to Note 13 “Subordinated Debentures and Subordinated Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the details of our junior subordinated debentures and subordinated notes.
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. For the three months ended March 31, 2025 and the year ended December 31, 2024, our liquidity needs were primarily met by core deposits, wholesale borrowings and security and loan amortization and maturities. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.
FHLB
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of March 31, 2025 and December 31, 2024, total available borrowing capacity of $2.48 billion and $2.36 billion, respectively, was available under this arrangement with no outstanding balance as of March 31, 2025 and December 31, 2024. The FHLB has also issued standby letters of credit to the Company for $932.3 million and $1.06 billion as of March 31, 2025 and December 31, 2024, respectively.

FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain loans and securities are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. The following table outlines the FRB availability:

	Three Months Ended
	March 31,	December 31,
	2025	2024
FRB loans pledged as collateral at period end	$2,359,928	$2,165,451
FRB securities pledged as collateral at period end	728,243	745,648
Total FRB availability	$3,088,171	$2,911,099
In addition, we maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $150.0 million as of March 31, 2025 and December 31, 2024. There were no advances under these lines of credit outstanding as of March 31, 2025 and December 31, 2024.
The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.51 billion for the three months ended March 31, 2025 and $12.63 billion for the year ended December 31, 2024.

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Sources of Funds:
Deposits:
Noninterest-bearing	18.8%	19.0%
Interest-bearing	43.5	37.4
Certificates and other time deposits	21.8	27.5
Advances from FHLB	—	0.4
Other borrowings	1.5	1.8
Other liabilities	1.4	1.5
Stockholders’ equity	13.0	12.4
Total	100.0%	100.0%
Uses of Funds:
Loans	73.6%	75.2%
Debt Securities	11.7	10.9
Interest-bearing deposits in other banks	6.6	0.6
Other noninterest-earning assets	8.1	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.3%	22.6%
Average loans, excluding MW, to average deposits	84.5%	86.8%
Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future and believe that funds provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. Our average LHI decreased 3.1% for the three months ended March 31, 2025, compared to the year ended December 31, 2024.
As of March 31, 2025, we had $3.48 billion in outstanding commitments to extend credit, $671.2 million in unconditionally cancellable MW commitments and $112.1 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $3.12 billion in outstanding commitments to extend credit, $562.6 million in MW commitments and $111.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2025, we had cash and cash equivalents of $849.8 million compared to $855.2 million as of December 31, 2024.
Current Ratings from Rating Agency
The ability of the Company to raise unsecured funding at competitive rates is impacted by rating agencies' views of the credit quality, liquidity, capital, earnings and other relevant factors related to the Company. During 2025, the ratings were reaffirmed by Kroll Bond Rating Agency and assigned the following ratings to long-term senior unsecured obligations of the Company, as well as long-term deposits at the Bank. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	Long-Term Deposit and Senior Unsecured Debt Rating	Subordinated Debt Rating	Short-Term Deposit and Debt Rating[1]
Kroll Bond Rating Agency	BBB+	BBB	K2
1 For the subsidiary, Veritex Community Bank.
Share Repurchases
On March 28, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC. The Stock Buyback Program does not obligate the Company to purchase any share and the program may be terminated or amended by the Board at any time prior to its expiration.
Shares repurchased through the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024
Numbers of shares repurchased	377,346	—
Weighted average price per share	$25.22	$—

Capital Resources
Total stockholders’ equity increased to $1.63 billion as of March 31, 2025 compared to $1.60 billion as of December 31, 2024, an increase of $32.4 million, or 2.0%. The increase from December 31, 2024 to March 31, 2025 was primarily the result of $29.1 million of net income recognized, $22.9 million increase in AOCI and $2.7 million in stock-based compensation. This increase was partially offset by $10.9 million in dividends paid, $9.5 million in stock buybacks and $1.9 million of RSUs vesting during the three months ended March 31, 2025.

Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 13 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of March 31, 2025 and December 31, 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of March 31, 2025 since December 31, 2024 as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies
    Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The current significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to ACL and goodwill. Since December 31, 2024, there have been no changes in critical accounting policies as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2024.

Cautionary Notice Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, any turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “projects,” “estimates,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and Ukraine and Israel and Hamas, acts of terrorism, cyber attacks or other catastrophic events, including natural disasters such as storms, droughts, fires, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. Any forward-looking statement speaks only as of the date on which it is made. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation, and specifically decline any obligation, to publicly release any supplement, update or revision to any forward-looking statements, to report events or to report the occurrence of unanticipated events, whether as a result of new information, future developments or otherwise, unless we are required to do so by law.

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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than 5.0% for a 100 bps shift, 12.5% for a 200 bps shift, and 15.0% for a 300 bps shift.

    The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (BPS)	Income	of Equity	Income	of Equity
+ 300	8.11%	(11.81)%	7.60%	(9.24)%
+ 200	5.75	(7.18)	5.51	(5.14)
+ 100	3.34	(3.13)	3.17	(1.99)
Base	—	—	—	—
−100	(2.47)	0.55	(2.55)	0.43
−200	(4.81)	(2.40)	(10.01)	(6.48)
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
    There has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50.0 million shares of the Company’s outstanding common stock. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the three months ended March 31, 2025, the Company repurchased shares of its common stock in the following amounts:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1 - January 31, 2025	—	—	—	$46,463
February 1 - February 28, 2025	177,346	25.98	4,608	41,855
March 1 - March 31, 2025	200,000	24.54	4,908	36,947
	377,346	$25.22	9,516	$36,947

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Formation (with Amendments) of Veritex Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-198484) filed September 22, 2014).

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: May 7, 2025	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer
(Principal Financial and Accounting Officer)