Form 10-Q
period 2025-06-30
Veritex Holdings, Inc.
filed 2025-08-01
CIK 1501570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 30, 2025, there were 54,745,471 outstanding shares of the registrant’s common stock, par value $0.01 per share.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including “Part I, Item 1. Financial Statements” and “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Loss	GAAP	Generally Accepted Accounting Principles in the United States of America
AFS	Available-For-Sale	HTM	Held-To-Maturity
AOCI	Accumulated Other Comprehensive Income	LHFS	Loans Held for Sale
APIC	Additional Paid-In Capital	LHI	Loans Held for Investment
ASC	Accounting Standards Codification	MBS	Mortgage-backed Securities
BOLI	Bank-Owned Life Insurance	MW	Mortgage Warehouse
Board	Board of Directors of Veritex Holdings, Inc.	NOOCRE	Non-owner Occupied CRE
bps	Basis Points	OBS	Off-Balance Sheet
CET1	Common Equity Tier 1	OOCRE	Owner Occupied CRE
CMO	Collateralized Mortgage Obligation	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	RBC	Risk-Based Capital
DFW	Dallas-Fort Worth	RSU	Restricted stock units
EPS	Earnings Per Share	RWA	Risk-Weighted Assets
Exchange Act	Securities Exchange Act of 1934, as amended	SBA	U. S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
Federal Reserve	The Federal Reserve System	TDB	Texas Department of Banking
FHLB	Federal Home Loan Bank	USDA	United States Department of Agriculture
FRB	Federal Reserve Bank of Dallas

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
(Dollars in thousands, except par value and share information)	(Unaudited)
ASSETS
Cash and due from banks	$66,696	$52,486
Interest bearing deposits in other banks	703,869	802,714
Total cash and cash equivalents	770,565	855,200
Debt securities AFS, at fair value	1,242,285	1,294,512
Debt securities HTM (fair value of $152,319 and $160,560, at June 30, 2025 and December 31, 2024, respectively)	176,519	184,026
Equity securities	20,492	22,053
Investment in unconsolidated subsidiaries	1,018	1,018
FHLB Stock and FRB Stock	52,476	46,567
Total investments	1,492,790	1,548,176
LHFS	69,480	89,309
LHI, MW	669,052	605,411
LHI, excluding MW	8,783,988	8,899,133
Less: ACL	(112,262)	(111,745)
Total LHI, net	9,340,778	9,392,799
BOLI	86,048	85,324
Premises and equipment, net	116,642	113,480
OREO	9,218	24,737
Intangible assets, net of accumulated amortization	25,006	28,664
Goodwill	404,452	404,452
Other assets	212,889	226,200
Total assets	$12,527,868	$12,768,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$2,133,294	$2,191,457
Interest-bearing transaction and savings deposits	5,009,137	5,061,157
Certificates and other time deposits	2,792,750	2,958,861
Correspondent money market deposits	482,739	541,117
Total deposits	10,417,920	10,752,592
Accounts payable and other liabilities	135,647	183,944
Advances from FHLB	169,000	—
Subordinated debentures and subordinated notes	156,082	230,736
Total liabilities	10,878,649	11,167,272
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 75,000,000
Issued shares - 61,744,795 and 61,332,445 at June 30, 2025 and December 31, 2024, respectively	617	613
APIC	1,329,803	1,328,748
Retained earnings	545,015	507,903
AOCI	(38,528)	(65,076)
Treasury stock, 7,479,401 and 6,815,764 shares, at cost, at June 30, 2025 and December 31, 2024, respectively	(187,688)	(171,119)
Total stockholders’ equity	1,649,219	1,601,069
Total liabilities and stockholders’ equity	$12,527,868	$12,768,341

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$149,354	$166,979	$295,859	$328,921
Debt securities	16,883	15,408	33,989	29,103
Deposits in financial institutions and federal funds sold	8,039	7,722	17,283	15,772
Equity securities and other investments	847	1,138	1,717	2,038
Total interest and dividend income	175,123	191,247	348,848	375,834
INTEREST EXPENSE
Transaction and savings deposits	48,080	45,619	93,245	92,403
Certificates and other time deposits	28,539	44,811	58,807	85,303
Advances from FHLB	113	1,468	140	2,859
Subordinated debentures and subordinated notes	2,056	3,113	4,880	6,227
Total interest expense	78,788	95,011	157,072	186,792
NET INTEREST INCOME	96,335	96,236	191,776	189,042
Provision for credit losses on loans	1,750	8,250	5,750	15,750
Provision (benefit) for credit losses on unfunded commitments	1,500	—	2,800	(1,541)
Net interest income after provision (benefit) for credit losses	93,085	87,986	183,226	174,833
NONINTEREST INCOME
Service charges and fees on deposit accounts	5,702	4,974	11,313	9,870
Loan fees	2,735	2,207	5,230	4,717
Loss on sales of debt securities	—	—	—	(6,304)
Government guaranteed loan income, net	1,688	1,320	4,989	3,934
Customer swap income	1,550	326	2,250	775
Other	1,824	1,751	4,006	4,248
Total noninterest income	13,499	10,578	27,788	17,240
NONINTEREST EXPENSE
Salaries and employee benefits	34,957	32,790	71,581	66,155
Occupancy and equipment	4,511	4,585	9,161	9,262
Professional and regulatory fees	5,558	5,617	10,489	11,670
Data processing and software expense	5,507	5,097	10,910	9,953
Marketing	2,612	1,976	4,644	3,522
Amortization of intangibles	2,438	2,438	4,876	4,876
Telephone and communications	233	365	563	626
Other	11,346	10,273	21,772	19,193
Total noninterest expense	67,162	63,141	133,996	125,257
Income before income tax expense	39,422	35,423	77,018	66,816
Provision for income taxes	8,516	8,221	17,042	15,458
NET INCOME	$30,906	$27,202	$59,976	$51,358
Basic EPS	$0.57	$0.50	$1.10	$0.94
Diluted EPS	$0.56	$0.50	$1.09	$0.94

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
NET INCOME	$30,906	$27,202	$59,976	$51,358
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on debt securities AFS:
Change in net unrealized (losses) gains on debt securities AFS during the period, net	(1,733)	(4,599)	20,758	(15,020)
Change in unamortized gains from transfer of debt securities from AFS to HTM	(222)	(163)	(434)	2,762
Reclassification adjustment for net losses included in net income	—	—	—	6,304
Net unrealized (losses) gains on debt securities AFS	(1,955)	(4,762)	20,324	(5,954)

Unrealized gains (losses) on derivative financial instruments:
Net unrealized gains (losses) arising during the period	3,493	(3,116)	9,673	(12,447)
Reclassification adjustment for amortization in net income	3,072	888	3,608	1,724
Net unrealized gains (losses) on derivative instruments	6,565	(2,228)	13,281	(10,723)
Other comprehensive income (loss), before tax	4,610	(6,990)	33,605	(16,677)
Income tax expense (benefit)	968	(1,434)	7,057	(3,427)
Other comprehensive income (loss), net of tax	3,642	(5,556)	26,548	(13,250)
COMPREHENSIVE INCOME	$34,548	$21,646	$86,524	$38,108

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI	Total
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2025	54,296,959	$615	7,193,110	$(180,635)	$1,329,626	$526,044	$(42,170)	$1,633,480
RSUs vested, net of 95,278 shares withheld to cover taxes	246,202	2	—	—	(2,358)	—	—	(2,356)
Exercise of employee stock options	8,524	—	—	—	154	—	—	154
Stock buyback	(286,291)	—	286,291	(7,053)	—	—	—	(7,053)
Stock based compensation	—	—	—	—	2,381	—	—	2,381
Net income	—	—	—	—	—	30,906	—	30,906
Dividends paid	—	—	—	—	—	(11,935)	—	(11,935)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,642	3,642
Balance at June 30, 2025	54,265,394	$617	7,479,401	$(187,688)	$1,329,803	$545,015	$(38,528)	$1,649,219

Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount				Total
Balance at March 31, 2024	54,495,961	$611	6,638,094	$(167,582)	$1,319,144	$457,499	$(71,157)	$1,538,515
RSUs vested, net of 15,679 shares withheld to cover taxes	30,077	1	—	—	(316)	—	—	(315)
Stock buyback	(175,688)	—	175,688	(3,497)	—	—	—	(3,497)
Stock based compensation	—	—	—	—	3,167	—	—	3,167
Net income	—	—	—	—	—	27,202	—	27,202
Dividends paid	—	—	—	—	—	(10,900)	—	(10,900)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,556)	(5,556)
Balance at June 30, 2024	54,350,350	$612	6,813,782	$(171,079)	$1,321,995	$473,801	$(76,713)	$1,548,616

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2024	54,516,681	$613	6,815,764	$(171,119)	$1,328,748	$507,903	$(65,076)	$1,601,069
RSUs vested, net of 165,922 shares withheld to cover taxes	403,255	4	—	—	(4,229)	—	—	(4,225)
Exercise of employee stock options	9,095	—	—	—	166	—	—	166
Stock buyback	(663,637)	—	663,637	(16,569)	—	—	—	(16,569)
Stock based compensation	—	—	—	—	5,118	—	—	5,118
Net income	—	—	—	—	—	59,976	—	59,976
Dividends paid	—	—	—	—	—	(22,864)	—	(22,864)
Other comprehensive income, net of tax	—	—	—	—	—	—	26,548	26,548
Balance at June 30, 2025	54,265,394	$617	7,479,401	$(187,688)	$1,329,803	$545,015	$(38,528)	$1,649,219

Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		APIC	Retained Earnings	AOCI
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2023	54,338,368	$610	6,638,094	$(167,582)	$1,317,516	$444,242	$(63,463)	$1,531,323
RSUs vested, net of 84,713 shares withheld to cover taxes	187,670	2	—	—	(1,577)	—	—	(1,575)
Stock buyback	(175,688)	—	175,688	(3,497)	—	—	—	(3,497)
Stock based compensation	—	—	—	—	6,056	—	—	6,056
Net income	—	—	—	—	—	51,358	—	51,358
Dividends paid	—	—	—	—	—	(21,799)	—	(21,799)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13,250)	(13,250)
Balance at June 30, 2024	54,350,350	$612	6,813,782	$(171,079)	$1,321,995	$473,801	$(76,713)	$1,548,616

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$59,976	$51,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and intangibles	9,347	9,525
Net accretion of time deposit premium, debt discount and debt issuance costs	(1,829)	(1,685)
Provision for credit losses on loans and unfunded commitments	8,550	14,209
Accretion of loan discount	(1,171)	(950)
Stock-based compensation expense	5,118	6,056
Excess tax (benefit) expense from stock compensation	(98)	410
Net (accretion) amortization of (discounts) premiums on debt securities	(242)	(482)
Unrealized (gain) loss on equity securities recognized in earnings	(199)	147
Change in cash surrender value and mortality rates of BOLI	(724)	600
Loss on sales of AFS debt securities	—	6,304
Change in fair value of government guaranteed loans using fair value option	3,074	(638)
Gain on sales of mortgage LHFS	(100)	(47)
Gain on sales of government guaranteed loans	(8,063)	(4,612)
Servicing asset impairment (recoveries)	44	(279)
Originations of LHFS	(48,567)	(24,103)
Proceeds from sales of LHFS	71,318	39,530
Write-down of OREO	2,986	—
Net change in other assets	28,149	13,864
Net change in accounts payable and other liabilities	(56,597)	(23,647)
Net cash provided by operating activities	70,972	85,560
Cash flows from investing activities:
Purchases of AFS debt securities	(522,712)	(415,605)
Proceeds from sales of AFS debt securities	—	113,794
Proceeds from maturities, calls and pay downs of AFS debt securities	596,177	195,263
Maturity, calls and paydowns of HTM debt securities	6,835	2,460
Net change in other investments	(4,149)	206
Net change in loans	16,429	(238,191)
Proceeds from sale of government guaranteed loans	24,024	19,220
Net disposals to premises and equipment	(5,675)	(1,898)
Proceeds from sales of OREO and repossessed assets	15,453	—
Net cash provided by (used in) investing activities	126,382	(324,751)
Cash flows from financing activities:
Net (decrease) increase in deposits	(332,497)	388,836
Net increase (decrease) in advances from FHLB	169,000	(100,000)
Payments to tax authorities for stock-based compensation	(4,225)	(1,575)
Proceeds from exercise of employee stock options	166	—
Purchase of treasury stock	(16,569)	(3,497)
Redemption of subordinated notes	(75,000)	—
Dividends paid	(22,864)	(21,799)
Net cash (used in) provided by financing activities	(281,989)	261,965
Net change in cash and cash equivalents	(84,635)	22,774
Cash and cash equivalents at beginning of period	855,200	629,063
Cash and cash equivalents at end of period	$770,565	$651,837

See accompanying Notes to Consolidated Financial Statements.

VERITEX HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Veritex is a Texas state banking organization, with corporate offices in Dallas, Texas, and currently operates 19 branches in the DFW metroplex and 12 branches in the Houston metropolitan area. The Bank provides a full range of banking services, including commercial and retail lending and the acceptance of checking and savings deposits, to individual and corporate customers. The TDB and the Board of Governors of the Federal Reserve are the primary regulators of the Company and the Bank, and both regulatory agencies perform periodic examinations to ensure regulatory compliance.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Veritex Holdings, Inc. and its subsidiaries, including the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. As such, the interim financial statements do not include all of the information and footnotes required for complete financial statements. Intercompany transactions and balances are eliminated in consolidation. In management’s opinion, these unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024, consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, as well as consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accounting measurements inherently involve reliance on estimates for the interim periods shown herein are not necessarily indicative of results to be expected for the full year due in part to global economic and financial market conditions, interest rates, access to sources of liquidity, market competition and interruptions of business processes. Actual results could differ from these estimates.
These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

Reclassifications
Certain prior period financial statement and disclosure amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net income or stockholders’equity as previously reported.

EPS
EPS is based upon the weighted average shares outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$30,906	$27,202	$59,976	$51,358
Denominator:
Weighted average shares outstanding for basic EPS	54,251	54,457	54,368	54,451
Dilutive effect of employee stock-based awards	515	366	576	381
Adjusted weighted average shares outstanding	$54,766	$54,823	$54,944	$54,832
EPS:
Basic	$0.57	$0.50	$1.10	$0.94
Diluted	$0.56	$0.50	$1.09	$0.94
Antidilutive shares	319	912	312	1,062
Segment Reporting

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how it supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit. The Company’s CODM, the Chief Executive Officer, uses the consolidated results to make operating and strategic decisions.

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

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based on net income calculated on the same basis as net income reported in the Company’s consolidated statements of income and other comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and other comprehensive income.

Recent Accounting Pronouncements

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company will also be required to disclose income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign tax. ASU 2023-09 is effective for the annual period beginning January 1, 2025 and is not expected to have a significant impact on our financial statements.

ASU 2024-03,“Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for the Company in the annual period beginning January 1, 2027 and interim periods beginning January 1, 2028 and can be applied on either a prospective or retrospective basis. The standard is not expected to have a significant impact on the Company’s financial statements.

2. Supplemental Statement of Cash Flows
Other supplemental cash flow information is presented below:

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash transactions:
Cash paid for interest	$176,065	$194,144
Cash paid for income taxes	20,879	1,826

Noncash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$774	$1,087
Transfer of loans to other real estate	3,330	26,650

3. Share Transactions
Stock Buyback Program

On March 26, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50,000 of its outstanding common stock in the aggregate. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program does not obligate the Company to repurchase any of its shares and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC.

Shares repurchased through the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numbers of shares repurchased	286,291	175,688	663,637	175,688
Weighted average price per share	$24.06	$19.90	$24.72	$19.90

4. Securities
Equity Securities With a Readily Determinable Fair Value
The Company held equity securities with a fair value of $9,980 and $9,781 at June 30, 2025 and December 31, 2024, respectively. The Company did not realize a loss on equity securities with a readily determinable fair value during the three and six months ended June 30, 2025 or 2024. The gross unrealized gain (loss) recognized on equity securities with readily determinable fair values recorded in other noninterest income in the Company’s consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Unrealized gain (loss) recognized on equity securities with a readily determinable fair value	$31	$(42)	$199	$(147)
Equity Securities Without a Readily Determinable Fair Value
The Company held equity securities without a readily determinable fair value and measured at aggregate cost of $10,512 and $12,272 as of June 30, 2025 and December 31, 2024, respectively.
Debt Securities
Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost, related gross unrealized gains and losses, as well as the fair value of AFS and HTM debt securities are as follows:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS
Corporate bonds	$271,390	$1,920	$12,120	$261,190
Municipal securities	28,100	—	5,003	23,097
MBS	245,360	3,820	11,866	237,314
CMO	571,639	1,498	30,325	542,812
Asset-backed securities	97,433	974	1,772	96,635
Collateralized loan obligations	81,762	18	543	81,237
	$1,295,684	$8,230	$61,629	$1,242,285
HTM
MBS	$30,149	$—	$5,837	$24,312
CMO	32,044	—	3,638	28,406
Municipal securities	114,326	—	14,725	99,601
	$176,519	$—	$24,200	$152,319

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS
Corporate bonds	$271,889	$1,815	$17,184	$256,520
Municipal securities	28,142	—	3,797	24,345
MBS	258,896	2,256	14,822	246,330
CMO	600,709	1,734	41,841	560,602
Asset-backed securities	110,148	563	2,745	107,966
Collateralized loan obligations	98,885	106	242	98,749
	$1,368,669	$6,474	$80,631	$1,294,512
HTM
MBS	$31,439	$—	$6,625	$24,814
CMO	32,892	—	4,920	27,972
Municipal securities	119,695	—	11,921	107,774
	$184,026	$—	$23,466	$160,560
Accrued interest receivable totaled $7,866 and $8,320 on AFS and $1,570 and $1,631 on HTM securities as of June 30, 2025 and December 31, 2024, respectively, and was included in other assets on the accompanying consolidated balance sheets.
At June 30, 2025 and December 31, 2024, securities with a carrying balance of approximately $1,174,629 and $1,236,424, respectively, were pledged as collateral for public fund deposits, borrowings or for other purposes required or permitted by law.
In 2022, the Company transferred AFS debt securities with an aggregate fair value of $117,001 to a classification of HTM debt securities. The transfer from AFS to HTM was recorded at the fair value of the AFS debt securities at the time of transfer. The net unrealized holding gain retained in AOCI for securities transferred from AFS to HTM was $2,094 and $2,437 at June 30, 2025 and December 31, 2024, respectively. The Company did not transfer any debt securities from AFS to HTM during the six months ended June 30, 2025.
The following tables disclose the Company’s debt securities in an unrealized loss position, aggregated by investment category and length of time that individual debt securities have been in a continuous loss position:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Totals
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$51,123	$1,510	$134,134	$10,610	$185,257	$12,120
Municipal securities	14,358	1,739	8,739	3,264	23,097	5,003
MBS	8,396	161	71,384	11,705	79,780	11,866
CMO	182,948	2,374	244,295	27,951	427,243	30,325
Asset-backed securities	2,670	12	41,983	1,760	44,653	1,772
Collateralized loan obligations	52,164	394	9,035	149	61,199	543
	$311,659	$6,190	$509,570	$55,439	$821,229	$61,629

HTM
MBS	$—	$—	$24,312	$5,837	$24,312	$5,837
CMO	—	—	28,406	3,638	28,406	3,638
Municipal securities	75,747	9,994	21,417	4,731	97,164	14,725
	$75,747	$9,994	$74,135	$14,206	$149,882	$24,200

	December 31, 2024
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AFS
Corporate bonds	$38,914	$2,329	$174,876	$14,855	$213,790	$17,184
Municipal securities	15,519	594	8,826	3,203	24,345	3,797
MBS	71,889	694	74,131	14,128	146,020	14,822
CMO	168,016	3,383	247,079	38,458	415,095	41,841
Asset-backed securities	71,538	635	13,034	2,110	84,572	2,745
Collateralized loan obligations	40,406	242	—	—	40,406	242
	$406,282	$7,877	$517,946	$72,754	$924,228	$80,631

HTM
MBS	$—	$—	$24,814	$6,625	$24,814	$6,625
CMO	—	—	27,972	4,920	27,972	4,920
Municipal securities	83,738	8,198	22,679	3,723	106,417	11,921
	$83,738	$8,198	$75,465	$15,268	$159,203	$23,466

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
The number of AFS debt securities in an unrealized loss position totaled 127 and 137 at June 30, 2025 and December 31, 2024, respectively. Management does not have the intent to sell any of these debt securities and believes that it is more likely than not that the Company will not have to sell any such debt securities before a recovery of cost. The fair value is expected to recover as the debt securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2025, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no ACL has been recognized.

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

	June 30, 2025
	AFS		HTM
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	88,789	88,292	2,649	2,625
Due from five years to ten years	171,752	162,263	16,691	16,218
Due after ten years	38,949	33,732	94,986	80,758
	299,490	284,287	114,326	99,601
MBS and CMO	816,999	780,126	62,193	52,718
Asset-backed securities	97,433	96,635	—	—
Collateralized loan obligations	81,762	81,237	—	—
	$1,295,684	$1,242,285	$176,519	$152,319

	December 31, 2024
	AFS		HTM
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,919	$3,919
Due from one year to five years	69,451	68,737	890	857
Due from five years to ten years	176,147	163,478	19,464	18,857
Due after ten years	54,433	48,650	95,422	84,141
	300,031	280,865	119,695	107,774
MBS and CMO	859,605	806,932	64,331	52,786
Asset-backed securities	110,148	107,966	—	—
Collateralized loan obligations	98,885	98,749	—	—
	$1,368,669	$1,294,512	$184,026	$160,560
Proceeds from sales of debt securities AFS and gross gains and losses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Proceeds from sales	$—	$—	$—	$113,794
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	6,304
As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders' equity.

5. LHI and ACL
LHI in the accompanying consolidated balance sheets are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
LHI, carried at amortized cost:
Real estate:
Construction and land	$1,142,457	$1,303,711
Farmland	31,589	31,690
1 - 4 family residential	1,086,342	957,341
Multi-family residential	718,946	750,218
OOCRE	800,881	780,003
NOOCRE	2,311,466	2,382,499
Commercial	2,692,209	2,693,538
MW	669,052	605,411
Consumer	8,796	9,115
	$9,461,738	$9,513,526

Deferred loan fees, net	(8,698)	(8,982)
ACL	(112,262)	(111,745)
Total LHI, net	$9,340,778	$9,392,799
Included in the total LHI, net, as of June 30, 2025 and December 31, 2024 was an accretable discount related to purchased performing and PCD loans acquired in the approximate amounts of $1,855 and $3,870, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans. In addition, included in the net loan portfolio as of June 30, 2025 and December 31, 2024 is a discount on retained loans from sale of originated SBA and USDA loans of $9,663 and $7,851, respectively.
Loan accrued interest receivable totaled $34,430 and $34,726 at June 30, 2025 and December 31, 2024, respectively, and was included in other assets on the accompanying consolidated balance sheets.
ACL
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The activity in the ACL related to LHI is as follows:

	Three Months Ended June 30, 2025
(Dollars in thousands)	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$19,419	$100	$16,823	$4,954	$17,791	$35,491	$16,728	$371	$96	$111,773
Credit loss expense (benefit) non-PCD loans	962	(8)	1,664	(750)	(1,127)	(497)	1,653	(159)	(210)	1,528
Credit loss expense PCD loans	—	—	65	—	157	—	—	—	—	222
Charge-offs	—	—	—	—	—	(215)	(1,571)	—	(55)	(1,841)
Recoveries	—	—	1	—	186	—	131	—	262	580
Ending Balance	$20,381	$92	$18,553	$4,204	$17,007	$34,779	$16,941	$212	$93	$112,262

	Three Months Ended June 30, 2024
(Dollars in thousands)	Construction and Land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$19,781	$107	$11,516	$6,339	$9,802	$31,137	$32,791	$404	$155	$112,032
Credit loss expense (benefit) non-PCD loans	1,113	(8)	(2,310)	(387)	3,092	4,195	2,011	871	(418)	8,159
Credit loss expense (benefit) PCD loans	—	—	6	—	86	—	(1)	—	—	91
Charge-offs	—	—	(31)	(198)	—	(1,969)	(5,601)	—	(30)	(7,829)
Recoveries	—	—	—	—	120	—	361	—	497	978
Ending Balance	$20,894	$99	$9,181	$5,754	$13,100	$33,363	$29,561	$1,275	$204	$113,431

	Six Months Ended June 30, 2025
(Dollars in thousands)	Construction and land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$15,457	$97	$15,639	$4,849	$17,546	$39,968	$17,654	$321	$214	$111,745
Credit loss expense (benefit) non-PCD loans	4,924	(5)	2,831	(645)	(871)	(1,884)	1,621	(109)	(311)	5,551
Credit loss expense (benefit) PCD loans	—	—	61	—	146	—	(8)	—	—	199
Charge-offs	—	—	—	—	—	(3,305)	(2,489)	—	(267)	(6,061)
Recoveries	—	—	22	—	186	—	163	—	457	828
Ending Balance	$20,381	$92	$18,553	$4,204	$17,007	$34,779	$16,941	$212	$93	$112,262

	Six Months Ended June 30, 2024
(Dollars in thousands)	Construction and land	Farmland	Residential	Multifamily	OOCRE	NOOCRE	Commercial	MW	Consumer	Total
Balance at beginning of the period	$21,032	$101	$9,539	$4,882	$10,252	$27,729	$35,886	$260	$135	$109,816
Credit loss (benefit) expense non-PCD loans	(138)	(2)	(332)	1,070	3,139	15,848	(125)	1,015	(376)	20,099
Credit loss expense (benefit) PCD loans	—	—	4	—	(291)	(3,952)	(110)	—	—	(4,349)
Charge-offs	—	—	(31)	(198)	(120)	(6,262)	(6,547)	—	(101)	(13,259)
Recoveries	—	—	1	—	120	—	457	—	546	1,124
Ending Balance	$20,894	$99	$9,181	$5,754	$13,100	$33,363	$29,561	$1,275	$204	$113,431

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

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Real Property	ACL Allocation	Real Property	ACL Allocation
OOCRE	$—	$—	$1,925	$84
NOOCRE	24,187	—	—	—
Commercial	1,932	402	2,873	532
Total	$26,119	$402	$4,798	$616

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

Nonaccrual loans aggregated by class of loans, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Construction and land	$6,120	$6,120	$6,373	$6,373
1 - 4 family residential	1,347	1,347	1,562	1,562
OOCRE	8,789	8,789	8,887	6,962
NOOCRE	27,486	27,486	10,967	5,309
Commercial	17,550	5,336	24,680	8,935
Consumer	46	46	52	52
Total	$61,338	$49,124	$52,521	$29,193
During the three months ended June 30, 2025 and 2024, interest income not recognized on nonaccrual loans was $587 and $763, respectively. During the six months ended June 30, 2025 and 2024, interest income not recognized on non-accrual loans was $1,572 and $1,544, respectively.
An age analysis of past due loans, aggregated by class of loans and including past due nonaccrual loans, as of June 30, 2025 and December 31, 2024, is as follows:

	June 30, 2025
(Dollars in thousands)	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$613	$6,120	$6,733	$1,135,724	$1,142,457	$—
Farmland	—	—	—	—	31,589	31,589	—
1 - 4 family residential	967	3,107	5,300	9,374	1,076,968	1,086,342	4,589
Multi-family residential	—	—	—	—	718,946	718,946	—
OOCRE	558	698	7,249	8,505	792,376	800,881	—
NOOCRE	10,339	635	18,085	29,059	2,282,407	2,311,466	—
Commercial	3,501	1,586	1,482	6,569	2,685,640	2,692,209	52
MW	—	—	—	—	669,052	669,052	—
Consumer	55	20	34	109	8,687	8,796	—
Total	$15,420	$6,659	$38,270	$60,349	$9,401,389	$9,461,738	$4,641

	December 31, 2024
(Dollars in thousands)	30 to 59 Days	60 to 89 Days	90 Days or Greater	Total Past Due	Total Current	Total Loans	Total 90 Days Past Due and Still Accruing
Real estate:
Construction and land	$—	$—	$6,373	$6,373	$1,297,338	$1,303,711	$—
Farmland	—	—	—	—	31,690	31,690	—
1 - 4 family residential	991	1,036	2,832	4,859	952,482	957,341	1,865
Multi-family residential	—	—	—	—	750,218	750,218	—
OOCRE	9,571	874	8,887	19,332	760,671	780,003	—
NOOCRE	14,329	1,615	9,024	24,968	2,357,531	2,382,499	—
Commercial	785	1,976	5,595	8,356	2,685,182	2,693,538	49
MW	—	—	—	—	605,411	605,411	—
Consumer	55	6	36	97	9,018	9,115	—
Total	$25,731	$5,507	$32,747	$63,985	$9,449,541	$9,513,526	$1,914

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
The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
				Financial Impact
(Dollars in thousands)	Payment Deferral	Combination of payment deferral, interest rate reduction and/or term extension	% of Loan Class	Interest Rate Reduction (in months)	Term Extension (in Months)	Payment Deferrals (in months)
Construction and land	$7,694	$—	0.7%	—	—	> 3 months
OOCRE	—	1,195	0.1	—	>3 months	>3 months
NOOCRE	428	1,180	0.1	—	>3 months	> 3 months
Commercial	23,704	—	0.9	—	—	> 3 months
Total	$31,826	$2,375

	Three Months Ended June 30, 2024
			Financial Impact
(Dollars in thousands)	Payment Deferral	% of Loan Class	Payment Deferrals (in months)
Construction and land	$11,714	0.8%	> 3 months
NOOCRE	1,407	0.1	> 3 months
Commercial	908	—	> 3 months
Total	$14,029

	Six Months Ended June 30, 2025
				Financial Impact
(Dollars in thousands)	Payment Deferral	Combination of payment deferral, interest rate reduction and/or term extension	% of Loan Class	Interest Rate Reduction (in months)	Term Extension (in Months)	Payment Deferrals (in months)
Construction and land	$7,694	$—	0.7%	—	—	> 3 months
OOCRE	2,318	1,195	0.4	—	>3 months	> 3 months
NOOCRE	428	21,649	1.0	>3 months	—	> 3 months
Commercial	24,254	3,631	1.0	—	>3 months	> 3 months
Total	$34,694	$26,475

	Six Months Ended June 30, 2024
					Financial Impact
(Dollars in thousands)	Interest Rate Reduction	Payment Deferral	Combination of payment deferral, interest rate reduction and/or term extension	% of Loan Class	Interest Rate Reduction (in months)	Term Extension (in Months)	Payment Deferrals (in months)
Construction and land	$—	$11,714	$—	0.8%	—	—	> 3 months
NOOCRE	28,386	3,407	45,762	3.2	> 3 months	—	> 3 months
Commercial	—	908	4,631	0.2	—	> 3 months	> 3 months
Total	$28,386	$16,029	$50,393

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

June 30, 2025
	Payment Status
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$7,694	$—	$—	$—
OOCRE	2,318	—	—	1,195
NOOCRE	50,180	—	—	—
Commercial	30,915	—	—	—
Total	$91,107	$—	$—	$1,195

June 30, 2024
	Payment Status
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Construction and land	$11,714	$—	$—	$—
NOOCRE	76,148	—	—	1,407
Commercial	21,367	—	—	1,917
Total	$109,229	$—	$—	$3,324
The Company has not committed to lend additional material amounts to customers with outstanding loans classified as Troubled Loan Modifications as of June 30, 2025 or December 31, 2024.
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
The Company considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Based on the most recent analysis performed, the risk category of loans by class of loans based on year or origination as of June 30, 2025 and December 31, 2024 is as follows:

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
As of June 30, 2025
Construction and land:
Pass	$50,675	$246,407	$43,768	$488,213	$16,046	$3,911	$232,609	$—	$1,081,629
Special mention	—	—	—	25,640	—	—	—	—	25,640
Substandard	—	—	27,040	7,043	1,074	31	—	—	35,188
Total construction and land	$50,675	$246,407	$70,808	$520,896	$17,120	$3,942	$232,609	$—	$1,142,457
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$993	$2,413	$2,450	$2,157	$—	$21,536	$2,040	$—	$31,589
Total farmland	$993	$2,413	$2,450	$2,157	$—	$21,536	$2,040	$—	$31,589
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$135,746	$100,457	$90,503	$232,496	$287,085	$184,524	$51,035	$548	$1,082,394
Special mention	—	—	—	177	—	68	—	—	245
Substandard	—	—	—	—	811	1,387	492	—	2,690
PCD	—	—	—	—	—	1,013	—	—	1,013
Total 1 - 4 family residential	$135,746	$100,457	$90,503	$232,673	$287,896	$186,992	$51,527	$548	$1,086,342
1-4 family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential:
Pass	$12,093	$51,041	$4,206	$245,125	$288,969	$95,199	$—	$—	$696,633
Special mention	—	—	—	21,764	—	—	—	—	21,764
Substandard	—	—	—	549	—	—	—	—	549
Total multi-family residential	$12,093	$51,041	$4,206	$267,438	$288,969	$95,199	$—	$—	$718,946
Multi-family residential gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

OOCRE:
Pass	$69,995	$100,397	$99,743	$160,984	$87,568	$236,011	$3,605	$—	$758,303
Special mention	—	—	1,620	2,874	945	3,680	—	—	9,119
Substandard	—	—	5,262	57	8,584	10,757	—	—	24,660
PCD	—	—	—	—	—	8,799	—	—	8,799
Total OOCRE	$69,995	$100,397	$106,625	$163,915	$97,097	$259,247	$3,605	$—	$800,881

OOCRE gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

NOOCRE:
Pass	$105,781	$222,463	$50,477	$640,310	$535,570	$628,339	$28,863	$403	$2,212,206
Special mention	—	—	—	16,505	24,048	15,761	—	—	56,314
Substandard	—	—	—	6,086	1,678	34,838	—	—	42,602
PCD	—	—	—	—	—	344	—	—	344
Total NOOCRE	$105,781	$222,463	$50,477	$662,901	$561,296	$679,282	$28,863	$403	$2,311,466
NOOCRE gross charge-offs	$—	$—	$—	$1,000	$—	$2,305	$—	$—	$3,305

Commercial:
Pass	$72,364	$154,666	$246,198	$277,267	$57,002	$77,046	$1,632,734	$2,547	$2,519,824
Special mention	5,638	10,081	8,626	32,611	—	192	21,372	—	78,520
Substandard	—	1,156	2,917	27,739	233	7,181	54,390	—	93,616
PCD	—	—	—	—	—	249	—	—	249
Total commercial	$78,002	$165,903	$257,741	$337,617	$57,235	$84,668	$1,708,496	$2,547	$2,692,209
Commercial gross charge-offs	$—	$—	$737	$—	$—	$1,752	$—	$—	$2,489

MW:
Pass	$—	$—	$—	$—	$—	$—	$669,052	$—	$669,052
Total MW	$—	$—	$—	$—	$—	$—	$669,052	$—	$669,052
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,279	$1,190	$1,601	$422	$174	$1,407	$2,605	$—	$8,678
Special mention	—	—	—	—	—	66	—	—	66
Substandard	—	—	—	—	—	48	—	—	48
PCD	—	—	—	—	—	4	—	—	4
Total consumer	$1,279	$1,190	$1,601	$422	$174	$1,525	$2,605	$—	$8,796
Consumer gross charge-offs	$—	$—	$6	$—	$—	$261	$—	$—	$267

Total Pass	$448,926	$879,034	$538,946	$2,046,974	$1,272,414	$1,247,973	$2,622,543	$3,498	$9,060,308
Total Special Mention	5,638	10,081	10,246	99,571	24,993	19,767	21,372	—	191,668
Total Substandard	—	1,156	35,219	41,474	12,380	54,242	54,882	—	199,353
Total PCD	—	—	—	—	—	10,409	—	—	10,409
Total	$454,564	$890,271	$584,411	$2,188,019	$1,309,787	$1,332,391	$2,698,797	$3,498	$9,461,738
Current period gross charge-offs	$—	$—	$743	$1,000	$—	$4,318	$—	$—	$6,061
(1) Term loans amortized cost basis by origination year excludes $8,698 of deferred loan fees, net.

	Term Loans Amortized Cost Basis by Origination Year(1)
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2024
Construction and land:
Pass	$144,236	$48,138	$732,933	$103,292	$756	$4,709	$211,546	$465	$1,246,075
Special mention	—	—	24,869	—	—	—	—	—	24,869
Substandard	—	25,298	6,342	1,096	31	—	—	—	32,767
Total construction and land	$144,236	$73,436	$764,144	$104,388	$787	$4,709	$211,546	$465	$1,303,711
Construction and land gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland:
Pass	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Total farmland	$2,447	$2,479	$2,317	$—	$17,452	$4,441	$2,554	$—	$31,690
Farmland gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1 - 4 family residential:
Pass	$91,388	$83,605	$198,960	$343,223	$81,486	$114,086	$33,732	$4,589	$951,069
Special mention	—	2,701	—	—	—	65	—	—	2,766
Substandard	—	—	133	831	50	932	516	—	2,462
PCD	—	—	—	—	—	1,044	—	—	1,044
Total 1 - 4 family residential	$91,388	$86,306	$199,093	$344,054	$81,536	$116,127	$34,248	$4,589	$957,341
1-4 Family gross charge-offs	$—	$—	$31	$—	$—	$—	$—	$—	$31

Multi-family residential:
Pass	$48,713	$11,645	$136,014	$366,468	$169,627	$17,180	$—	$13	$749,660
Substandard	—	—	558	—	—	—	—	—	558
Total multi-family residential	$48,713	$11,645	$136,572	$366,468	$169,627	$17,180	$—	$13	$750,218
Multifamily gross charge-offs	$—	$—	$—	$—	$—	$198	$—	$—	$198

OOCRE:
Pass	$100,969	$106,561	$168,061	$96,427	$73,502	$173,131	$5,554	$11,681	$735,886
Special mention	—	461	4,313	967	953	6,173	—	—	12,867
Substandard	—	5,338	—	6,567	4,839	5,140	—	—	21,884
PCD	—	—	—	—	—	9,366	—	—	9,366
Total OOCRE	$100,969	$112,360	$172,374	$103,961	$79,294	$193,810	$5,554	$11,681	$780,003
OOCRE gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$—	$120

NOOCRE:
Pass	$238,165	$59,546	$615,542	$517,432	$181,026	$536,196	$54,323	$9,620	$2,211,850
Special mention	—	12,330	8,569	24,523	11,397	20,607	—	—	77,426
Substandard	—	—	55,714	3,715	303	33,139	—	—	92,871
PCD	—	—	—	—	—	352	—	—	352
Total NOOCRE	$238,165	$71,876	$679,825	$545,670	$192,726	$590,294	$54,323	$9,620	$2,382,499
NOOCRE gross charge-offs	$—	$—	$3,790	$—	$1,323	$6,262	$—	$—	$11,375

Commercial:
Pass	$533,306	$259,973	$282,571	$56,431	$11,124	$58,869	$1,389,257	$3,155	$2,594,686
Special mention	7,894	184	—	316	56	159	26,586	176	35,371
Substandard	1,087	4,285	25,025	—	469	13,068	19,244	—	63,178
PCD	—	—	—	—	—	303	—	—	303

Total commercial	$542,287	$264,442	$307,596	$56,747	$11,649	$72,399	$1,435,087	$3,331	$2,693,538
Commercial gross charge-offs	$—	$217	$4,943	$2,285	$—	$5,947	$—	$—	$13,392

MW:
Pass	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
Total MW	$—	$—	$—	$—	$—	$—	$605,411	$—	$605,411
MW gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,365	$2,058	$613	$202	$368	$1,300	$2,069	$—	$8,975
Special mention	—	—	—	—	—	74	—	—	74
Substandard	—	—	—	—	3	55	—	—	58
PCD	—	—	—	—	—	8	—	—	8
Total consumer	$2,365	$2,058	$613	$202	$371	$1,437	$2,069	$—	$9,115
Consumer gross charge-offs	$420	$—	$—	$—	$—	$155	$—	$—	$575

Total Pass	$1,161,589	$574,005	$2,137,011	$1,483,475	$535,341	$909,912	$2,304,446	$29,523	$9,135,302
Total Special Mention	7,894	15,676	37,751	25,806	12,406	27,078	26,586	176	153,373
Total Substandard	1,087	34,921	87,772	12,209	5,695	52,334	19,760	—	213,778
Total PCD	—	—	—	—	—	11,073	—	—	11,073
Total	$1,170,570	$624,602	$2,262,534	$1,521,490	$553,442	$1,000,397	$2,350,792	$29,699	$9,513,526
Current year gross charge-offs	$420	$217	$8,764	$2,285	$1,323	$12,682	$—	$—	$25,691
(1) Term loans amortized cost basis by origination year excludes $8,982 of deferred loan fees, net.
Servicing Assets
The Company was servicing loans of approximately $565,389 and $592,316 as of June 30, 2025 and 2024, respectively. A summary of the changes in the related servicing assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$11,668	$12,622	$9,921	$13,258
Increase from loan sales	562	272	3,220	907
Servicing asset impairment, net recoveries	(184)	57	(44)	279
Amortization charged as a reduction to income	(908)	(753)	(1,959)	(2,246)
Balance at end of period	$11,138	$12,198	$11,138	$12,198
Fair value of servicing assets is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. As of June 30, 2025 and 2024 there was a valuation allowance of $1,247 and $1,253, respectively.
The following table reflects principal sold and related gain for SBA and USDA LHI. The gain on sale of these loans is recorded in government guaranteed loan income, net, in the Company’s consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
SBA LHI principal sold	$1,615	$1,742	$11,992	$14,975
Gain on sale of SBA LHI	110	168	967	1,344
USDA LHI principal sold	—	2,850	9,864	2,850
Gain on sale of USDA LHI	—	52	1,200	52

LHFS
The following table reflects LHFS as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
SBA/USDA construction and land	$21,933	$21,629
1 - 4 family residential	682	905
SBA/USDA OOCRE	23,750	36,437
SBA NOOCRE	1,493	5,028
SBA/USDA commercial	21,622	25,310
Total LHFS	$69,480	$89,309
6. Borrowings
Advances from the FHLB
Advances from the FHLB totaled $169,000 at June 30, 2025. There were no outstanding FHLB advances as of December 31, 2024. At June 30, 2025, outstanding advances, which were collateralized by a blanket lien on certain debt securities and loans, had a weighted average rate of 4.75% and a maturity date of July 1, 2025.
Subordinated Debentures and Subordinated Notes
Subordinated debentures and subordinated notes as of June 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Subordinated notes, net of debt issuance costs	$124,843	$199,607
Subordinated debentures, net of discount	31,239	31,129
Total subordinated notes and debentures	$156,082	$230,736

In first quarter 2025, the Company redeemed $75,000 of its 4.75% fixed-to-floating subordinated notes, including accrued interest of $1,526. The notes were redeemable in whole or in part on any interest payment date that occurred after November 15, 2024, subject to the Federal Reserve Bank’s approval in compliance with applicable statutes and regulations.

7. Fair Value
The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2025
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,242,285	$—	$1,242,285
Equity securities with a readily determinable fair value	9,980	—	—	9,980
LHFS(1)	—	68,798	—	68,798
Interest rate derivatives designated as hedging instruments	—	9,735	—	9,735
Correspondent interest rate derivatives not designated as hedging instruments	—	13,006	—	13,006
Customer interest rate derivatives not designated as hedging instruments	—	6,652	—	6,652
Financial Liabilities:
Interest rate derivatives designated as hedging instruments	$—	$30,196	$—	$30,196
Correspondent interest rate derivatives not designated as hedging instruments	—	7,079	—	7,079
Customer interest rate derivatives not designated as hedging instruments	—	12,383	—	12,383
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.

	December 31, 2024
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Financial Assets:
AFS debt securities	$—	$1,294,512	$—	$1,294,512
Equity securities with a readily determinable fair value	9,781	—	—	9,781
LHFS(1)	—	88,405	—	88,405
Interest rate derivatives designated as hedging instruments	—	7,786	—	7,786
Correspondent interest rate derivatives not designated as hedging instruments	—	25,328	—	25,328
Customer interest rate derivatives not designated as hedging instruments	—	1,514	—	1,514
Financial Liabilities:
Interest rate derivatives designated as hedging instruments	$—	$41,893	$—	$41,893
Correspondent interest rate derivatives not designated as hedging instruments	—	1,651	—	1,651
Customer interest rate derivatives not designated as hedging instruments	—	24,817	—	24,817
(1) Represents LHFS elected to be carried at fair value upon origination or acquisition.
There were no transfers between Level 2 and Level 3 during the six months ended June 30, 2025 and the year ended December 31, 2024.
Certain assets, including collateral dependent loans with an ACL, servicing assets with a valuation allowance and OREO are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
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

OREO: OREO is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). When transferred from the loan portfolio, OREO is adjusted to fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria to consider selling and closing costs.

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements Using
(Dollars in thousands)	Level 3 Inputs
As of June 30, 2025
Assets:
Collateral dependent loans with an ACL	$1,531
Servicing assets with a valuation allowance	3,675
OREO	9,218
As of December 31, 2024
Assets:
Collateral dependent loans with an ACL	$4,182
Servicing assets with a valuation allowance	3,356
OREO	24,737
At June 30, 2025, collateral dependent loans with an allowance had a recorded investment of $1,933, with $402 specific ACL allocated. At December 31, 2024, collateral dependent loans with an allowance had a carrying value of $4,798, with $616 of specific ACL allocated.
At June 30, 2025, servicing assets of $4,922 had a valuation allowance totaling $1,247. At December 31, 2024, servicing assets of $4,560 had a valuation allowance totaling $1,204.
OREO primarily consists of two properties recorded with a fair value of approximately $9,218 in total at June 30, 2025. There were four OREO properties recorded with a fair value of approximately $24,737 in total as of December 31, 2024.
There were no liabilities measured at fair value on a non-recurring basis as of June 30, 2025 or December 31, 2024.
Fair Value of Financial Instruments
The Company’s methods of determining fair value of financial instruments in this Note are consistent with its methodologies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to Note 16 in the Company’s Annual Report on Form 10-K for information on these methods.
The estimated fair values and carrying values of all financial instruments not measured at fair value on a recurring basis under current authoritative guidance as of June 30, 2025 and December 31, 2024 were as follows:

		Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$770,565	$—	$770,565	$—
HTM debt securities	176,519	—	152,319	—
LHFS(1)	682	—	682	—
LHI(2) (3)	9,338,845	—	—	9,279,057
Accrued interest receivable	44,428	—	44,428	—
BOLI	86,048	—	86,048	—
Servicing asset	7,463	—	—	10,094
Financial liabilities:
Noninterest-bearing deposits	$2,133,294	$—	$2,133,294	$—
Interest-bearing deposits	8,284,626	—	8,086,787	—
Advances from FHLB	169,000	—	169,000	—
Accrued interest payable	21,750	—	21,750	—
Subordinated debentures and subordinated notes	156,082	—	157,268	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$855,200	$—	$855,200	$—
HTM debt securities	184,026	—	160,560	—
LHFS(1)	904	—	904	—
LHI(2)	9,499,746	—	—	9,409,813
Accrued interest receivable	46,328	—	46,328	—
BOLI	85,324	—	85,324	—
Servicing asset	6,565	—	6,565	—
Financial liabilities:
Noninterest-bearing deposits	$2,191,457	$—	$2,191,457	$—
Interest-bearing deposits	8,561,135	—	8,349,988	—
Accrued interest payable	38,568	—	38,568	—
Subordinated debentures and subordinated notes	230,736	—	230,736	—
(1) LHFS represent mortgage LHFS that are carried at lower of cost or market.
(2) LHI includes MW and is carried at amortized cost.
(3) Presented net of ACL.

8. Derivative Financial Instruments
The Company uses derivatives to manage exposure to market risk, primarily interest rate risk, and to assist customers with their risk management objectives (customer-related derivatives). Management typically designates its risk management derivatives as hedging instruments in a qualifying hedge accounting relationship, while derivatives not designated as qualifying hedges primarily consist of customer-related derivatives.
Cash Flow Hedges
We enter into cash flow hedge relationships to mitigate exposure to the variability of future cash flows from interest rate risk. The Company uses interest rate swaps, floors, caps and collars to manage cash flow changes from the exposure to benchmark interest rates. To qualify for hedge accounting, a formal assessment is prepared to determine whether the hedging relationship, both at inception and on an ongoing basis, is expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the cash flow hedge. At inception, a statistical regression analysis is prepared to determine hedge effectiveness. At each reporting period thereafter, a statistical regression or qualitative analysis is performed. Cash flow hedges are recorded at fair value in other assets and accounts payable and other liabilities on the consolidated balance sheets with changes in fair value recorded in AOCI, net of tax. Amounts recorded to AOCI are reclassified into earnings in the same period in which the hedged asset or liability affects earnings through periodic settlements and are presented in the same income statement line item as the earnings effect of the hedged asset or liability.
Interest Rate Swap, Floor, Cap and Collar Agreements Not Designated as Hedging Derivatives
In order to accommodate the borrowing needs of certain commercial customers, the Company has entered into interest rate agreements with those customers. These interest rate derivative contracts effectively allow the Company’s customers to convert a variable rate loan into a fixed rate loan. In order to offset the exposure and manage interest rate risk, at the time an agreement is entered into with a customer, the Company enters into an interest rate contract with offsetting terms with a correspondent bank counterparty. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income. Because the Company acts as an intermediary for its customers, changes in the fair value of the derivative contracts substantially offset each other and do not have a material impact on the Company’s results of operations. The fair value of derivative positions outstanding is included in other assets and accounts payable and other liabilities on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows.

The notional amounts and estimated fair values as of June 30, 2025 and December 31, 2024 are as shown in the table below.

	June 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Asset Derivative	Liability Derivative
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on money market deposit account payments	$—	$—	$—	$250,000	$2,361	$—
Interest rate swaps on variable rate funding sources	275,000	114	2,334	275,000	201	1,821
Interest rate swaps on customer loan interest payments	375,000	—	27,689	375,000	—	39,517
Interest rate collars on customer loan interest payments	700,000	8,068	173	700,000	3,780	555
Interest rate floor on customer loan interest payments	200,000	1,553	—	200,000	1,444	—
Total derivatives designated as hedging instruments	$1,550,000	$9,735	$30,196	$1,800,000	$7,786	$41,893

Derivatives not designated as hedging instruments:
Financial institution counterparty:
Interest rate swaps	$861,988	$13,006	$6,523	$857,625	$25,328	$1,651
Interest rate caps and collars	43,070	—	556	4,000	—	—
Commercial customer counterparty:
Interest rate swaps	861,988	6,134	12,383	857,625	1,514	24,817
Interest rate caps and collars	43,070	518	—	4,000	—	—
Total derivatives not designated as hedging instruments	$1,810,116	$19,658	$19,462	$1,723,250	$26,842	$26,468
Offsetting derivative assets/liabilities	—	(22,579)	(22,579)	—	(28,239)	(28,239)
Total derivatives	$3,360,116	$6,814	$27,079	$3,523,250	$6,389	$40,122

Pre-tax (loss) gain included in the consolidated statements of income and related to derivative instruments for the three and six months ended June 30, 2025 and 2024 were as follows.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(Dollars in thousands)	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(1,093)	$1,093	Interest Expense	$(1,094)	$1,094	Interest Expense
Interest rate swaps on variable rate funding sources	74	(5)	Interest Expense	(1,835)	3,517	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	7,584	(4,160)	Interest Income	701	(5,499)	Interest Income
Total	$6,565	$(3,072)		$(2,228)	$(888)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$1,550			$326

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(Dollars in thousands)	(Loss) gain recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income	Gain (loss) recognized in other comprehensive income on derivative	Gain (loss) reclassified from AOCI into income	Location of (loss) gain reclassified from AOCI into income
Derivatives designated as hedging instruments (cash flow hedges):
Interest rate swap on borrowing advances	$(2,175)	$2,175	Interest Expense	$(2,187)	$2,187	Interest Expense
Interest rate swaps on variable rate funding sources	(2,961)	2,397	Interest Expense	14	6,956	Interest Expense
Interest rate swaps, collars and floors on customer loan interest payments	18,417	(8,180)	Interest Income	(8,550)	(10,867)	Interest Income
Total	$13,281	$(3,608)		$(10,723)	$(1,724)

			Net gain recognized in other noninterest income			Net gain recognized in other noninterest income
Derivatives not designated as hedging instruments:
Interest rate swaps, caps and collars			$2,250			$775

9. OBS Loan Commitments
The Company is party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and MW commitments, as well as standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
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
The following table sets forth the approximate amounts of these financial instruments as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Commitments to extend credit	$3,677,573	$3,115,682
MW commitments	650,948	562,589
Standby and commercial letters of credit	112,686	111,930
Total	$4,441,207	$3,790,201
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
The table below presents the activity in the allowance for unfunded commitment credit losses related to those financial instruments discussed above. This ACL on unfunded commitments is recorded in accounts payable and other liabilities on the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning balance for ACL on unfunded commitments	$7,403	$6,504	$6,103	$8,045
Provision (benefit) for credit losses on unfunded commitments	1,500	—	2,800	(1,541)
Ending balance of ACL on unfunded commitments	$8,903	$6,504	$8,903	$6,504

10. Income Taxes
Income tax expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Income tax expense for the period	$8,516	$8,221	$17,042	$15,458
Effective tax rate	21.6%	23.2%	22.1%	23.1%
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

We are subject to various quantitative measures established by regulation to ensure capital adequacy. These generally applicable capital requirements require a banking organization to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and CET1 capital to RWA, and of Tier 1 capital to average adjusted assets. The capital rules implementing Basel III also include a “capital conservation buffer” of 2.5% on top of each of the minimum RBC ratios, and a banking organization with any RBC ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. Additionally, to be categorized as “well capitalized,” a bank is required to maintain minimum total risk-based CET1, Tier 1, and total capital ratios and Tier 1 leverage ratios as set forth in the table below.

As of June 30, 2025 and December 31, 2024, the Company’s and the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized”. There are no conditions or events since June 30, 2025 that management believes have changed the Company’s category.

A comparison of the Company’s and Bank’s actual capital amounts and ratios to required capital amounts and ratios as of June 30, 2025 and December 31, 2024 is presented in the following table:

	Actual		For Capital Adequacy Purposes	To Be Well Capitalized Under PCA Provisions
(Dollars in thousands)	Amount	Ratio	Ratio (1)	Ratio
As of June 30, 2025
Total capital (to RWA)
Company	$1,539,632	13.46%	8.0%	10.0%
Bank	1,462,950	12.84	8.0	10.0
Tier 1 capital (to RWA)
Company	1,294,270	11.31	6.0	6.0
Bank	1,342,431	11.78	6.0	8.0
CET1 (to RWA)
Company	1,264,049	11.05	4.5	n/a
Bank	1,342,431	11.78	4.5	6.5
Tier 1 leverage ratio (2)
Company	1,294,270	10.73	4.0	n/a
Bank	1,342,431	11.17	4.0	5.0
As of December 31, 2024
Total capital (to RWA)
Company	$1,571,001	13.96%	8.0%	10.0%
Bank	1,510,901	13.49	8.0	10.0
Tier 1 capital (to RWA)
Company	1,277,955	11.36	6.0	6.0
Bank	1,402,462	12.52	6.0	8.0
CET1 (to RWA)
Company	1,247,844	11.09	4.5	n/a
Bank	1,402,462	12.52	4.5	6.5
Tier 1 leverage ratio (2)
Company	1,277,955	10.32	4.0	n/a
Bank	1,402,462	11.37	4.0	5.0
(1) Requirement prior to capital conservation buffer
(2) The Tier 1 leverage ratio consists of Tier 1 capital divided by total quarterly average assets, excluding goodwill and other permitted Tier 1 capital deductions.

Dividend Restrictions

Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. Capital requirements further limit the amount of dividends that may be paid by the Bank. Dividends of $27,000 and $124,000 were paid by the Bank to the Holdco during the three and six months ending June 30, 2025. Dividends of $50,000 and $77,500 were paid by the Bank to the Holdco during the three and six months ending June 30, 2024.

Dividends of $11,935, or $0.22 per outstanding share and $22,864, or $0.44 per outstanding share were paid by the Company during the three and six months ended June 30, 2025, respectively. Dividends of $10,900, or $0.20 per outstanding share and $21,799, or $0.40 per outstanding share were paid by the Company during the three and six months ended June 30, 2024, respectively.

The Bank is subject to limitations on dividend payouts if, among other things, it does not have a capital conservation buffer of 2.5% or more. The Bank had a capital conservation buffer of 4.84% as of June 30, 2025.

13. Subsequent Event

Merger with Huntington Bancshares Incorporated (Huntington)

On July 14, 2025, the Company and Huntington jointly announced the signing of a definitive merger agreement, dated July 13, 2025, under which Huntington will acquire the Company in an all-stock transaction by means of merger, with Huntington continuing as the surviving corporation. Huntington is a regional bank headquartered in Columbus, Ohio and operates over 900 branches in 13 states. Under the terms of the agreement, the Company will merge into Huntington and, immediately after the merger, the Bank will merge into Huntington National Bank.

At the effective time of the merger, the Company's shareholders will receive 1.95 shares of Huntington’s common stock for each share of Company common stock based on a fixed exchange ratio.

The merger agreement was unanimously approved by both the Company’s and Huntington’s Boards of Directors and is anticipated to close in fourth quarter of 2025. The transaction is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including the requisite approval of the stockholders of the Company. The Company has not incurred significant expenses related to the merger.

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

Recent Development

Merger with Huntington

As described in Note 13 - “Subsequent Event” in the Company's consolidated financial statements included elsewhere in this report, the Company and Huntington have entered into a definitive merger agreement, dated July 13, 2025, under which Huntington will acquire the Company in an all-stock transaction, with Huntington continuing as the surviving entity. The Company's shareholders will receive 1.95 shares of Huntington's common stock for each share of Company common stock under the terms of the agreement. The merger agreement has been approved by both the Company’s and Huntington's Boards of Directors and is anticipated to close in fourth quarter of 2025, subject to regulatory approvals and other customary closing conditions, including the requisite approval of the stockholders of the Company.

See also the updated “Risk Factors” section disclosed in Part II, Item 1A of this quarterly report on Form 10-Q.

Results of Operations

The Company is providing a comparison of the quarter ended June 30, 2025 against the preceding sequential quarter, which it believes provides more relevant information for investors and stakeholders to understand and analyze the business. The Company continues to present the required comparison of current year-to-date results with the same period of the prior year.

Financial information for the three months ended March 31, 2025, may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Results of Operations for the Three Months Ended June 30, 2025 and March 31, 2025

General

Net income for the three months ended June 30, 2025 was $30.9 million, an increase of $1.8 million, or 6.3%, from net income of $29.1 million for the three months ended March 31, 2025.
Basic EPS for the three months ended June 30, 2025 was $0.57, an increase of $0.04 per share from $0.53 for the three months ended March 31, 2025. Diluted EPS for the three months ended June 30, 2025 was $0.56, an increase of $0.03 from $0.53 for the three months ended March 31, 2025.
Net Interest Income

For the three months ended June 30, 2025, net interest income totaled $96.3 million and net interest margin and net interest spread were 3.33% and 2.29%, respectively. For the three months ended March 31, 2025, net interest income totaled $95.4 million and net interest margin and net interest spread were 3.31% and 2.24%, respectively. The increase in net interest income was primarily due to a $2.8 million increase in interest income on loans, a $1.7 million decrease in interest expense on certificates and other time deposits and a $768 thousand decrease in subordinated debentures and subordinated notes, partially offset by a $2.9 million increase in interest expense on transaction and savings deposits and a $1.2 million decrease in interest income on deposits in financial institutions for the three months ended June 30, 2025 compared to the three months ended March 31, 2025. Net interest margin increased 2 bps to 3.33% from 3.31% for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, primarily due to decreased funding costs on certificates of deposits, driven by the maturity of higher-rated deposits, and subordinated debt due the redemption of $75.0 million in borrowings during the three months ended March 31, 2025, as well as a shift in mix from lower yielding to higher yielding assets for the three months ended June 30, 2025. The increase was largely offset by higher deposits funding costs primarily driven by the expiration of favorable hedges on money market deposit accounts at the end of the first quarter 2025.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average yields earned on interest-earning assets, the average rates paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as nonaccrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the three months ended June 30, 2025 and three months ended March 31, 2025, interest income not recognized on nonaccrual loans was $587 thousand and $985 thousand, respectively. Any nonaccrual loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended
	June 30, 2025			March 31, 2025
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate(4)	Balance	Paid	Rate(4)
Assets
Interest-earning assets:
Loans(1)	$8,875,970	$141,688	6.40%	$8,886,905	$140,329	6.40%
LHI, MW	523,203	7,666	5.88	426,724	6,176	5.87
Debt Securities	1,440,369	16,883	4.70	1,467,220	17,106	4.73
Interest-earning deposits in other banks	707,933	8,039	4.55	827,751	9,244	4.53
Equity securities and other investments	70,779	847	4.80	70,696	870	4.99
Total interest-earning assets	11,618,254	175,123	6.05	11,679,296	173,725	6.03
ACL	(112,369)			(111,563)
Noninterest-earning assets	933,328			938,401
Total assets	$12,439,213			$12,506,134

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$5,502,672	$48,080	3.50%	$5,449,091	$45,165	3.36%
Certificates and other time deposits	2,742,655	28,539	4.17	2,726,309	30,268	4.50
Advances from FHLB and other	9,813	113	4.62	2,333	27	4.69
Subordinated debentures and subordinated debt	155,985	2,056	5.29	191,638	2,824	5.98
Total interest-bearing liabilities	8,411,125	78,788	3.76	8,369,371	78,284	3.79

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,244,745			2,345,586
Other liabilities	142,925			170,389
Total liabilities	10,798,795			10,885,346
Stockholders’ equity	1,640,418			1,620,788
Total liabilities and stockholders’ equity	$12,439,213			$12,506,134

Net interest rate spread(2)			2.29%			2.24%
Net interest income		$96,335			$95,441
Net interest margin(3)			3.33%			3.31%
(1) Includes average outstanding balances of LHFS of $62.2 million and $66.3 million for the three months ended June 30, 2025 and three months ended March 31, 2025, respectively, and average balances of LHI, excluding MW loans.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)Yields and rates for the quarter are annualized.

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

	For the Three Months Ended
	June 30, 2025 vs. March 31, 2025
	Increase (Decrease)
	Due to Change in
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$(175)	$1,534	$1,359
LHI, MW	1,412	78	1,490
Debt Securities	(317)	94	(223)
Equity securities and other investments	(1,353)	148	(1,205)
Interest-bearing deposits in other banks	1	(24)	(23)
Total increase in interest income	$(431)	$1,829	$1,398
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$449	$2,466	$2,915
Certificates and other time deposits	183	(1,912)	(1,729)
Advances from FHLB and other	88	(2)	86
Subordinated debentures and subordinated notes	(531)	(237)	(768)
Total increase in interest expense	189	315	504
Increase in net interest income	$(620)	$1,514	$894
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. Provision expense for loans is generally reflective of changes in the loan portfolio, including production and credit quality, as well as net charge-offs or specific credit allocations taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables used in the calculation. We recorded a provision for credit loss expense on loans of $1.8 million for the three months ended June 30, 2025, compared to a $4.0 million provision for credit loss expense for the three months ended March 31, 2025. The provision recorded was primarily attributable to changes in economic factors during the period. We recorded $1.5 million provision for credit loss expense for unfunded commitments for the three months ended June 30, 2025, compared to $1.3 million for the three months ended March 31, 2025, as the balance of unfunded commitments increased quarter over quarter. The ACL to total loans ratio of 1.19% as of June 30, 2025 was unchanged from March 31, 2025.

Net charge-offs were $1.3 million for the three months ended June 30, 2025, a decrease of $2.7 million from $4.0 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in net charge-offs of NOOCRE loans.

Noninterest Income
Our primary sources of recurring noninterest income are service charges and fees on deposit accounts, loan fees, net government guaranteed loan income, customer swap income, and other income. Noninterest income does not include loan origination fees, which are generally recognized over the life of the related loan as an adjustment to yield using the interest method.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		Increase (Decrease)
(Dollars in thousands)	June 30, 2025	March 31, 2025	$ change	% change
Noninterest income:
Service charges and fees on deposit accounts	$5,702	$5,611	$91	1.6%
Loan fees	2,735	2,495	240	9.6
Government guaranteed loan income, net	1,688	3,301	(1,613)	(48.9)
Customer swap income	1,550	700	850	121.4
Other income	1,824	2,182	(358)	(16.4)
Total noninterest income	$13,499	$14,289	$(790)	(5.5)%
Noninterest income for the three months ended June 30, 2025 decreased $790 thousand, or 5.5%, to $13.5 million compared to noninterest income of $14.3 million for the three months ended March 31, 2025. The primary drivers of the decrease were as follows:
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The decrease in government guaranteed loan income, net, of $1.6 million, or 48.9%, during the three months ended June 30, 2025 was primarily due to a favorable valuation on SBA loans in first quarter 2025 compared to second quarter 2025, as well as lower production of SBA loans eligible for sale during second quarter 2025.
Customer swap income. The increase in customer swap income of $850 thousand, or 121.4%, during the three months ended June 30, 2025 was primarily due to increased volume of activity compared to the three months ended March 31, 2025.

Noninterest Expense
Noninterest expense is comprised of the cost of operation the Company and servicing customers. The largest component of this is salaries and employee related expenses, but also includes operational expenses such as occupancy and equipment expenses, professional fees and regulatory fees, data processing and software expenses, marketing expenses, amortization of intangibles, telephone and communications expenses and other expenses.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		Increase (Decrease)
(Dollars in thousands)	June 30, 2025	March 31, 2025	$ change	% change
Noninterest expense:
Salaries and employee benefits	$34,957	$36,624	$(1,667)	(4.6)%
Occupancy and equipment	4,511	4,650	(139)	(3.0)
Professional and regulatory fees	5,558	4,931	627	12.7
Data processing and software expense	5,507	5,403	104	1.9
Marketing	2,612	2,032	580	28.5
Amortization of intangibles	2,438	2,438	—	—
Telephone and communications	233	330	(97)	(29.4)
Other	11,346	10,426	920	8.8
Total noninterest expense	$67,162	$66,834	$328	0.5%

Noninterest expense for the three months ended June 30, 2025 increased $328 thousand, or 0.5%, to $67.2 million compared to $66.8 million for the three months ended March 31, 2025. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, incentive compensation, benefit plans costs, health insurance and payroll taxes. Additionally, these expenses are impacted by direct loan origination costs, which are deferred and recognized as a component of interest income. Salaries and employee benefits were $35.0 million for the three months ended June 30, 2025, a decrease of $1.7 million, or 4.6%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to $733 thousand in lower payroll taxes, which are historically higher in the first quarter, as well as decreases of $678 thousand in bonus expense, $370 thousand in employee insurance costs and $340 thousand in stock grant expenses, partially offset by a $1.0 million increase in salaries expense. In addition, deferred loan origination costs were $399 thousand higher for the three months ended June 30, 2025.The remaining changes were nominal amongst individual other salaries and employee benefits expense accounts.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Professional and regulatory fees increased by $627 thousand, or 12.7%, compared to the three months ended March 31, 2025, primarily due to higher FDIC assessment fees and other professional services for the three months ended June 30, 2025.

Marketing. Marketing expense, including advertising, promotions, donations and business development, increased $580 thousand, or 28.5% during the three months ended June 30, 2025, primarily due to increases in advertising, promotion and sports marketing expenses.

Other noninterest expense. Comprised of loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses, this expense category increased $920 thousand, or 8.8%, for the three months ended June 30, 2025 compared to the three months ended March 31, 2025. This increase was primarily due to higher loan-related expenses and other miscellaneous expenses.

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

Income tax expense totaled $8.5 million for both the three months ended June 30, 2025 and March 31, 2025, with an effective tax rate of 21.6% and 22.7% for the respective periods. The first quarter effective tax rate was higher primarily due to $202 thousand of excess tax expense on share-based awards, compared to an excess tax benefit on share-based awards of $300 thousand for the second quarter 2025.

On July 4, 2025, President Trump signed into law H.R. 1, The One Big Beautiful Bill Act. The Company is still evaluating the provisions of the bill but does not expect the impact to be material.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

General

Net income for the six months ended June 30, 2025 was $60.0 million, an increase of $8.6 million, or 16.8%, from net income of $51.4 million for the six months ended June 30, 2024.
Basic EPS for the six months ended June 30, 2025 was $1.10, an increase of $0.16 per share from $0.94 for the six months ended June 30, 2024. Diluted EPS for the six months ended June 30, 2025 was $1.09, an increase of $0.15 per share from $0.94 for the six months ended June 30, 2024.
Net Interest Income

For the six months ended June 30, 2025, net interest income before provisions for credit losses totaled $191.8 million and net interest margin and net interest spread were 3.32% and 2.26%, respectively. For the six months ended June 30, 2024, net interest income before provision for credit losses totaled $189.0 million and net interest margin and net interest spread were 3.27% and 2.01%, respectively. The increase in net interest income of $2.7 million was primarily attributable to decreases in funding costs, including $26.5 million in interest expense on certificates and other time deposits, and $2.7 million in interest expense on FHLB advances. Additionally, higher interest income on debt securities of $4.9 million contributed to the higher net interest income. Those changes were partially offset by a decrease in interest income on loans of $33.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Net interest margin increased 5 bps from the six months ended June 30, 2024, primarily due to the decrease in the average rate paid on interest-bearing liabilities from 4.48% for the six months ended June 30, 2024 to 3.78% for the six months ended June 30, 2025, offset partially by a corresponding decrease in yield earned on interest-earning assets from 6.49% for the six months ended June 30, 2024 to 6.04% for the six months ended June 30, 2025, both primarily related to the declining rate environment between the two comparable periods.

The following table presents, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest–bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on interest-earning assets, the average rate paid on interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Interest earned on loans that are classified as non-accrual is not recognized in income; however, the balances are reflected in average outstanding balances for the period. For the six months ended June 30, 2025 and June 30, 2024, interest income not recognized on non-accrual loans was $1.6 million and $1.5 million, respectively. Any non-accrual loans have been included in the table as loans carrying a zero yield.

	For the Six Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Paid	Rate(4)	Balance	Paid	Rate(4)
Assets
Interest-earning assets:
Loans(1)	$8,881,407	$282,017	6.40%	$9,314,148	$317,908	6.86%
LHI, MW	475,230	13,842	5.87	350,252	11,013	6.32
Debt securities	1,453,721	33,989	4.71	1,323,644	29,103	4.42
Interest-bearing deposits in other banks	767,511	17,283	4.54	572,589	15,772	5.54
Equity securities and other investments	70,738	1,717	4.89	77,616	2,038	5.28
Total interest-earning assets	11,648,607	348,848	6.04	11,638,249	375,834	6.49
ACL	(111,969)			(114,104)
Noninterest-earning assets	935,850			933,229
Total assets	$12,472,488			$12,457,374

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$5,476,030	$93,245	3.43%	$4,604,887	$92,403	4.04%
Certificates and other time deposits	2,734,527	58,807	4.34	3,437,385	85,303	4.99
Advances from FHLB	6,094	140	4.63	103,819	2,859	5.54
Subordinated debentures and subordinated notes	173,713	4,880	5.67	230,011	6,227	5.44
Total interest-bearing liabilities	8,390,364	157,072	3.78	8,376,102	186,792	4.48

Noninterest-bearing liabilities:
Noninterest-bearing deposits	2,294,887			2,351,112
Other liabilities	156,580			192,422
Total liabilities	10,841,831			10,919,636
Stockholders’ equity	1,630,657			1,537,738
Total liabilities and stockholders’ equity	$12,472,488			$12,457,374

Net interest rate spread(2)			2.26%			2.01%
Net interest income		$191,776			$189,042
Net interest margin(3)			3.32%			3.27%
(1) Includes average outstanding balances of LHFS of $64.2 million and $56.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively, and average balances of LHI, excluding MW.
(2) Net interest rate spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(3) Net interest margin is equal to net interest income divided by average interest-earning assets.
(4)Yields and rates for the quarter are annualized.

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

	For the Six Months Ended
	June 30, 2025 vs June 30, 2024
	Increase (Decrease)
	Due to Change in
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$(14,770)	$(21,121)	$(35,891)
LHI, MW	3,930	(1,101)	2,829
Debt securities	2,860	2,026	4,886
Interest-bearing deposits in other banks	5,369	(3,858)	1,511
Equity securities and other investments	(181)	(140)	(321)
Total decrease in interest income	$(2,792)	$(24,194)	$(26,986)
Interest-bearing liabilities:
Interest-bearing demand and savings deposits	$17,481	$(16,639)	$842
Certificates and other time deposits	(17,442)	(9,054)	(26,496)
Advances from FHLB and other	(2,691)	(28)	(2,719)
Subordinated debentures and subordinated notes	(1,524)	177	(1,347)
Total decrease in interest expense	(4,177)	(25,543)	(29,720)
Increase in net interest income	$1,385	$1,349	$2,734
Provision for Credit Losses
Our provision for credit losses is a charge to income in order to bring our ACL to a level deemed appropriate by management. For a description of the factors taken into account by management in determining the ACL see “Financial Condition—ACL on LHI”. The provision for credit loan losses on loans was $5.8 million for the six months ended June 30, 2025, compared to a $15.8 million provision for credit loan losses for the six months ended June 30, 2024, a decrease of $10.0 million. The decrease in the recorded provision for credit losses on loans for the six months ended June 30, 2025 was primarily attributable to changes in economic factors, qualitative factors and specific credit allocations on individually evaluated loans. For the six months ended June 30, 2025, we recorded a $2.8 million provision for credit losses for unfunded commitments compared to a $1.5 million benefit for unfunded commitments for six months ended June 30, 2024. The ACL to total loans ratio of 1.19% as of June 30, 2025 increased 3 bps from 1.16% at June 30, 2024.

Net charge-offs were $5.2 million for the six months ended June 30, 2025, a decrease of $6.9 million from $12.1 million for the six months ended June 30, 2024. The decrease was primarily due to lower commercial and NOOCRE net charge-offs.

Noninterest Income
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Six Months Ended		Increase (Decrease)
(Dollars in thousands)	2025	2024	$ change	% change
Noninterest income:
Service charges and fees on deposit accounts	$11,313	$9,870	$1,443	14.6%
Loan fees	5,230	4,717	513	10.9
Loss on sales of debt securities	—	(6,304)	6,304	(100.0)
Government guaranteed loan income, net	4,989	3,934	1,055	26.8
Customer swap income	2,250	775	1,475	190.3
Other income	4,006	4,248	(242)	(5.7)
Total noninterest income	$27,788	$17,240	$10,548	61.2%

Noninterest income for the six months ended June 30, 2025 increased $10.5 million, or 61.2%, to $27.8 million compared to $17.2 million for the six months ended June 30, 2024. The primary drivers of the increase were as follows:
Service charges and fees on deposit accounts. We earn service charges and fees from our customers for deposit-related activities. The $1.4 million, or 14.6%, increase in service charges and fees on deposit accounts is primarily due to higher service charges on corporate customers for the six months ended June 30, 2025 compared to the same period in the prior year.
Loss on sales of debt securities. The Company recognized a non-recurring loss of $6.3 million during the six months ended June 30, 2024 as a result of a strategic restructuring in which it sold $120.1 million of lower-yielding AFS debt securities, with no corresponding loss recorded in the six months ended June 30, 2025.
Government guaranteed loan income, net. Government guaranteed loan income, net, includes income related to the sales of SBA and USDA loans. The increase in net government guaranteed loan income of $1.1 million, or 26.8%, during the six months ended June 30, 2025 is primarily due to a larger volume of SBA loan production in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Customer swap income. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income. The increase of $1.5 million, or 190.3%, during the six months ended June 30, 2025 is primarily due to increased volume of activity, compared to the six months ended June 30, 2024.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Six Months Ended		Increase (Decrease)
(Dollars In thousands)	2025	2024	$ change	% change
Noninterest expense
Salaries and employee benefits	$71,581	$66,155	$5,426	8.2%
Occupancy and equipment	9,161	9,262	(101)	(1.1)
Professional and regulatory fees	10,489	11,670	(1,181)	(10.1)
Data processing and software expense	10,910	9,953	957	9.6
Marketing	4,644	3,522	1,122	31.9
Amortization of intangibles	4,876	4,876	—	—
Telephone and communications	563	626	(63)	(10.1)
Other	21,772	19,193	2,579	13.4
Total noninterest expense	$133,996	$125,257	$8,739	7.0%

Noninterest expense for the six months ended June 30, 2025 increased $8.7 million, or 7.0%, to $134.0 million compared to noninterest expense of $125.3 million for the six months ended June 30, 2024. The most significant components of the increase were as follows:

Salaries and employee benefits. Salaries and employee benefits include payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes. Additionally, these expenses are impacted by direct loan origination costs, which are deferred and recognized as a component of interest income. Salaries and employee benefits increased $5.4 million, or 8.2%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to increases of $3.2 million in salaries, $5.6 million in incentive accruals, $972 thousand in payroll taxes and $710 thousand in other employee benefits, due primarily to increased headcount for the year over year period. These increases were offset by $1.6 million in lower stock grant expense. In addition, there was an increase of $3.0 million in deferred origination costs for the year over year period.

Professional and regulatory fees. This category includes legal, professional, audit, regulatory, and FDIC assessment fees. Professional and regulatory fees decreased $1.2 million, or 10.1%, compared to the six months ended June 30, 2024. The decrease is primarily due to a decrease in FDIC assessment fees of $1.3 million for the year over year period.
Data processing and software expense. This category of expenses includes expense related to data processing and software expenses. Data processing and software costs increased $957 thousand, or 9.6%, compared to the six months ended June 30, 2024. The increase is primarily due to an increase of $652 thousand in software expenses and $305 thousand in data processing costs. The increase is related to technological enhancements to support growth and meet regulatory requirements.

Marketing. Marketing expense, including advertising, promotions, donations and business development, increased $1.1 million, or 31.9%, compared to the six months ended June 30, 2024 largely due to marketing and sponsorship opportunities that increased expense during the six months ended June 30, 2025.

Other noninterest expense. Comprised of loan operations and collections, supplies and printing, automatic teller and online expenses and other miscellaneous expenses, this expense category increased $2.6 million, or 13.4% primarily due to an increase of $1.4 million in OREO expenses during the six months ended June 30, 2025 as compared to the same period in 2024. The remaining changes were nominal amongst individual other noninterest expense accounts.

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

For the six months ended June 30, 2025, income tax expense totaled $17.0 million, an increase of $1.6 million, or 10.2%, compared to an income tax expense of $15.5 million for the six months ended June 30, 2024. The effective tax rate was 22.1% and 23.1% over the same respective periods. The decrease in the effective rate was driven by a one-time expense and discrete tax expenses related to share-base awards, both of which occurred in the six months ended June 30, 2024.

Financial Condition

Our total assets decreased $240.5 million, or 1.9%, from $12.77 billion as of December 31, 2024 to $12.53 billion as of June 30, 2025. The slight decrease was primarily due to declines in the Company’s cash balances, securities and LHFS and LHI portfolios.

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

As of June 30, 2025, total LHI, excluding ACL, was $9.46 billion, a decrease of $51.8 million, or 0.5%, compared to $9.51 billion as of December 31, 2024. In addition to these amounts, $69.5 million and $89.3 million in loans were classified as LHFS as of June 30, 2025 and December 31, 2024, respectively.

Total LHI as a percentage of deposits were 90.8% and 88.5% as of June 30, 2025 and December 31, 2024, respectively. Total LHI, excluding MW loans, as a percentage of deposits were 84.4% and 82.8% as of June 30, 2025 and December 31, 2024, respectively. Total LHI as a percentage of assets were 75.5% and 74.5% as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024		Increase (Decrease)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% Change
Commercial	$2,692,209	28.4%	$2,693,538	28.3%	$(1,329)	—%
MW	669,052	7.1	605,411	6.4	63,641	10.5
Real estate:
OOCRE	800,881	8.5	780,003	8.2	20,878	2.7
NOOCRE	2,311,466	24.4	2,382,499	25.0	(71,033)	(3.0)
Construction and land	1,142,457	12.1	1,303,711	13.7	(161,254)	(12.4)
Farmland	31,589	0.3	31,690	0.3	(101)	(0.3)
1-4 family residential	1,086,342	11.5	957,341	10.1	129,001	13.5
Multifamily	718,946	7.6	750,218	7.9	(31,272)	(4.2)
Consumer	8,796	0.1	9,115	0.1	(319)	(3.5)
Total LHI, gross	9,461,738	100.0%	9,513,526	100.0%	$(51,788)	(0.5)%

Less: deferred loans fees, net	(8,698)		(8,982)
Total LHI, at amortized cost	$9,453,040		$9,504,544

Total LHFS	$69,480		$89,309

CRE Portfolio Composition
The majority of our CRE loan portfolio consists of multifamily residential, NOOCRE and construction and land loans. The table below details the composition of the multifamily residential, NOOCRE and construction and land loan portfolios by borrower type and geographic location.

(Dollars in thousands)	As of June 30, 2025
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$364,272	$277,019	$172,093	$249,284	$1,062,668	11.2%
Multifamily	331,408	266,529	183,985	173,323	955,245	10.1
Office	321,114	127,998	12,041	20,088	481,241	5.1
Retail	203,659	158,219	115,123	92,156	569,157	6.0
Hotel	188,147	14,257	112,843	117,434	432,681	4.6
SFR	285,311	48,071	69,273	14,513	417,168	4.4
Other	93,980	57,844	60,465	42,420	254,709	2.7
Total CRE	$1,787,891	$949,937	$725,823	$709,218	$4,172,869	44.1%

(Dollars in thousands)	As of December 31, 2024
Property Type	DFW	Houston	Secondary Texas(1)	Out of State	Total	% of Total Loans

Industrial	$406,146	$250,586	$156,214	$281,866	$1,094,812	11.5%
Multifamily	425,774	351,177	213,560	153,644	1,144,155	12.0
Office	318,638	116,090	32,737	32,632	500,097	5.3
Retail	173,747	172,690	110,141	157,681	614,259	6.5
Hotel	192,940	22,603	113,923	127,358	456,824	4.8
SFR	236,027	32,193	62,622	11,832	342,674	3.6
Other	91,500	61,942	75,142	55,023	283,607	3.0
Total CRE	$1,844,772	$1,007,281	$764,339	$820,036	$4,436,428	46.6%
(1) Includes loans made to markets in the state of Texas outside of DFW and Houston.

Out of State Concentration
The majority of the Company's loan portfolio consists of loans to businesses and individuals in the DFW metroplex and the Houston metropolitan area. The following table provides details on our out of state portfolio concentration:

(Dollars in thousands)	As of June 30, 2025		As of December 31, 2024
Out of State Loan Portfolio	Amount	% of Total Loans	Amount	% of Total Loans

CRE	$709,218	7.5%	$820,036	8.6%
Lender Finance	504,316	5.3	473,007	5.0
Commercial	411,222	4.3	408,914	4.3
MW	378,251	4.0	335,815	3.6
Mortgage Servicing	275,505	2.9	311,119	3.3
1-4 Family Residential	310,827	3.3	246,547	2.6
USDA and SBA	167,663	1.8	183,672	1.9
Other	38,379	0.4	14,244	0.1
Total Out of State Loans	$2,795,381	29.5%	$2,793,354	29.4%
Nonperforming Assets

The following table presents information regarding nonperforming assets by category as of the dates indicated:

(Dollars in thousands)	As of June 30, 2025	As of December 31, 2024
Nonperforming loans (1)
Construction and land	$6,120	$6,373
1-4 family residential	1,347	1,562
OOCRE	8,789	8,887
NOOCRE	27,486	10,967
Commercial	17,550	24,680
Consumer	46	52
Accruing loans 90 or more days past due	4,641	1,914
Total nonperforming loans	65,979	54,435
OREO	9,218	24,737
Total nonperforming assets	$75,197	$79,172

Nonperforming assets to total assets	0.60%	0.62%
Nonperforming assets to total LHI and OREO	0.79%	0.83%
Nonperforming loans to total LHI	0.70%	0.57%
(1) Represents loans on nonaccrual status, unless otherwise noted
Nonperforming assets totaled $75.2 million as of June 30, 2025, compared to $79.2 million as of December 31, 2024, a decrease of $4.0 million, or 5.0%. Nonperforming loans totaled $66.0 million as of June 30, 2025, compared to $54.4 million as of December 31, 2024, an increase of $11.5 million, or 21.2%. The increase in nonperforming loans was primarily due to two NOOCRE relationships totaling $18.5 million being added to nonaccrual during the six months ended June 30, 2025.
OREO declined $15.5 million to $9.2 million at June 30, 2025 from $24.7 million at December 31, 2024 due to the sale of two OREO properties during the six months ended June 30, 2025.

Potential Problem Loans

The following tables summarize our internal ratings of our loans as of the dates indicated.

	June 30, 2025
(Dollars in thousands)	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$1,081,629	$25,640	$35,188	$—	$1,142,457
Farmland	31,589	—	—	—	31,589
1 - 4 family residential	1,082,394	245	2,690	1,013	1,086,342
Multi-family residential	696,633	21,764	549	—	718,946
OOCRE	758,303	9,119	24,660	8,799	800,881
NOOCRE	2,212,206	56,314	42,602	344	2,311,466
Commercial	2,519,824	78,520	93,616	249	2,692,209
MW	669,052	—	—	—	669,052
Consumer	8,678	66	48	4	8,796
Total	$9,060,308	$191,668	$199,353	$10,409	$9,461,738

	December 31, 2024
(Dollars in thousands)	Pass	Special Mention	Substandard	PCD	Total
Real estate:
Construction and land	$1,246,075	$24,869	$32,767	$—	$1,303,711
Farmland	31,690	—	—	—	31,690
1 - 4 family residential	951,069	2,766	2,462	1,044	957,341
Multi-family residential	749,660	—	558	—	750,218
OOCRE	735,886	12,867	21,884	9,366	780,003
NOOCRE	2,211,850	77,426	92,871	352	2,382,499
Commercial	2,594,686	35,371	63,178	303	2,693,538
MW	605,411	—	—	—	605,411
Consumer	8,975	74	58	8	9,115
Total	$9,135,302	$153,373	$213,778	$11,073	$9,513,526

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

The following table presents, as of and for the periods indicated, an analysis of the ACL and other related data:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Construction and land	$20,381	12.1%	1.78%	$15,457	13.7%	1.19%
Farmland	92	0.3	0.29	97	0.3	0.31
1 - 4 family residential	18,553	11.4	1.71	15,639	10.1	1.63
Multi-family residential	4,204	7.6	0.58	4,849	7.9	0.65
OOCRE	17,007	8.5	2.12	17,546	8.2	2.25
NOOCRE	34,779	24.4	1.50	39,968	25.0	1.68
Commercial	16,941	28.5	0.63	17,654	28.3	0.66
MW	212	7.1	0.03	321	6.4	0.05
Consumer	93	0.1	1.06	214	0.1	2.35
Total	$112,262	100.0%	1.19%	$111,745	100.0%	1.18%

The ACL increased $517 thousand to $112.3 million as of June 30, 2025 from $111.7 million at December 31, 2024.

(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Annualized Net (Charge-off) Recoveries to Average Loans
Six Months Ended June 30, 2025
Construction and land	$—	$1,356,110	—%
Farmland	—	31,039	—
1 - 4 family residential	22	1,020,407	—
Multi-family residential	—	737,578	—
OOCRE	186	786,488	0.05
NOOCRE	(3,305)	2,240,900	(0.30)
Commercial	(2,326)	2,700,477	(0.17)
MW	—	475,230	—
Consumer	190	8,408	4.56
Total	$(5,233)	$9,356,637	(0.11)%

Six Months Ended June 30, 2024
Construction and land	$—	$1,683,214	—%
Farmland	—	31,515	—
1 - 4 family residential	(30)	960,154	(0.01)
Multi-family residential	(198)	750,598	(0.05)
OOCRE	—	781,114	—
NOOCRE	(6,262)	2,291,088	(0.55)
Commercial	(6,090)	2,807,438	(0.44)
MW	—	350,252	—
Consumer	445	9,027	9.91
Total	$(12,135)	$9,664,400	(0.25)%
Net charge-offs decreased $6.9 million, or 14 bps, to average loans annualized. Although the ACL is estimated in accordance with GAAP and adequately provides for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in our loan portfolio and changes in the economic environment. If we experience economic declines or asset quality deterioration, material additional provisions could be required.
OBS Credit exposure
The ACL on OBS credit exposures totaled $8.9 million and $6.1 million at June 30, 2025 and December 31, 2024, respectively. The level of the ACL on OBS credit exposures depends upon the volume of outstanding commitments, underlying risk grades, the expected utilization of available funds and forecasted economic conditions impacting our loan portfolio.
Equity Securities
As of June 30, 2025, we held equity securities with a readily determinable fair value of $10.0 million compared to $9.8 million as of December 31, 2024. These equity securities primarily represent investments in a publicly traded CRA fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The Company held equity securities without a readily determinable fair values and measured at cost of $10.5 million at June 30, 2025 compared to $12.3 million at December 31, 2024. The decrease from December 31, 2024 is primarily due to the sale of an equity security totaling approximately $2.5 million, which resulted in a gain on sale of $468 thousand. The Company measures equity securities that do not have readily determinable fair values at cost minus impairment, if any, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer.

FHLB Stock and FRB Stock

As of June 30, 2025, we held FHLB stock and FRB stock of $52.5 million compared to $46.6 million as of December 31, 2024. The Bank is a member of its regional FRB and of the FHLB system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Both FRB and FHLB stock are carried at cost, restricted for sale, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Debt Securities
We use our debt securities portfolio to provide an appropriate return on funds invested, manage interest rate risk, meet collateral and regulatory capital requirements, and as a source of liquidity. As of June 30, 2025, the carrying amount of debt securities totaled $1.42 billion, a decrease of $59.7 million, or 4.0%, compared to $1.48 billion as of December 31, 2024. Debt securities represented 11.3% and 11.6% of total assets as of June 30, 2025 and December 31, 2024, respectively.
All of our MBS and CMOs are issued and/or guaranteed by U.S. government agencies or U.S. government-sponsored entities. We do not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, structured investment vehicles, private label CMOs, subprime, Alt-A, or second lien elements in our investment portfolio. As of June 30, 2025, our investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Management evaluates debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. The Company has 127 AFS debt securities that were in an unrealized loss position totaling $61.6 million as of June 30, 2025, as well as 55 HTM securities in an unrealized loss positioning totaling $24.2 million as of the same date. For AFS securities, consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. HTM securities are evaluated using the same impairment framework as loans held for investment. The Company evaluated all debt securities and no ACL was recognized in the Company’s consolidated balance sheets as of June 30, 2025 or December 31, 2024.
As of June 30, 2025 and December 31, 2024, we did not own securities of any one issuer for which aggregate cost exceeded 10.0% of our stockholders’ equity as of such respective dates.
Deposits

Total deposits as of June 30, 2025 were $10.42 billion, a decrease of $334.7 million, or 3.1%, compared to $10.75 billion as of December 31, 2024. The decrease from December 31, 2024 was the result of decreases of $166.1 million in certificates and other time deposits, $58.4 million in correspondent money market deposits, $58.2 million in noninterest-bearing deposits and $52.0 million in interest-bearing transaction and savings accounts.
Borrowings
At June 30, 2025, short-term borrowings consisted of FHLB advances and totaled $169.0 million with a contractual pay rate of 4.75%. The advances were taken out for short-term liquidity needs and matured on July 1, 2025. We had no short-term borrowings as of December 31, 2024.
We utilize short- and long-term borrowings to supplement deposits to fund our lending and investment activities, each of which is discussed below. Subordinated debentures and subordinated notes as of June 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Subordinated notes, net of debt issuance costs	$124,843	$199,607
Subordinated debentures, net of discount	31,239	31,129
Total subordinated notes and debentures	$156,082	$230,736
Total subordinated notes and subordinated debentures decreased $74.7 million, or 32.4%, due to the redemption of $75.0 million of subordinated notes during the first quarter 2025, as discussed in Note 6 “Borrowings” in the notes to the consolidated financial statements included in this report.

Refer to Note 13 “Subordinated Debentures and Subordinated Notes” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the details of our junior subordinated debentures and subordinated notes.
Liquidity and Capital Resources
Liquidity
Liquidity management involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements, to operate on an ongoing basis and manage unexpected events. For the six months ended June 30, 2025 and the year ended December 31, 2024, our liquidity needs were primarily met by core deposits, wholesale borrowings and security and loan amortization and maturities. Use of brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the FRB are available and have been utilized to take advantage of the cost of these funding sources.
FHLB
The FHLB allows us to borrow on a blanket floating lien status collateralized by certain securities and loans. As of June 30, 2025 and December 31, 2024, a total remaining borrowing capacity of $2.18 billion and $2.36 billion, respectively, was available under this arrangement in addition to $169.0 million outstanding balance as of June 30, 2025. There were no outstanding advances as of December 31, 2024. Additionally, there were outstanding standby letters of credit with the FHLB of $992.3 million and $1.06 billion as of June 30, 2025 and December 31, 2024, respectively.
FRB
The FRB has an available borrower in custody arrangement, which allows us to borrow on a collateralized basis. Certain loans and securities are pledged under this arrangement to meet potential future liquidity needs pursuant to our contingency funding plan, although there were no outstanding borrowings with the FRB as of June 30, 2025 and December 31, 2024. The following table outlines assets pledged and borrowing capacity with the FRB as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
FRB loans pledged as collateral	$2,302,086	$2,165,451
FRB securities pledged as collateral	690,595	745,648
Total FRB availability	$2,992,681	$2,911,099
In addition, we maintained five lines of credit with commercial banks that provide for extensions of credit with an availability to borrow up to an aggregate of $150.0 million as of June 30, 2025 and December 31, 2024. There were no advances under these lines of credit outstanding as of June 30, 2025 and December 31, 2024.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $12.47 billion for the six months ended June 30, 2025 and $12.63 billion for the year ended December 31, 2024.

	For the Six Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
Sources of Funds:
Deposits:
Noninterest-bearing	18.4%	19.0%
Interest-bearing	43.9	37.4
Certificates and other time deposits	21.9	27.5
Advances from FHLB	—	0.4
Other borrowings	1.4	1.8
Other liabilities	1.3	1.5
Stockholders’ equity	13.1	12.4
Total	100.0%	100.0%
Uses of Funds:
Loans	74.1%	75.2%
Debt Securities	11.7	10.9
Interest-bearing deposits in other banks	6.2	0.6
Other assets	8.0	13.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	21.8%	22.6%
Average loans, excluding MW, to average deposits	84.5%	86.8%
Our primary source of funds is deposits and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future and believe that funds provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future. Our average LHI decreased 2.6% for the six months ended June 30, 2025, compared to the year ended December 31, 2024.
As of June 30, 2025, we had $3.68 billion in outstanding commitments to extend credit, $650.9 million in unconditionally cancellable MW commitments and $112.7 million in commitments associated with outstanding standby and commercial letters of credit. As of December 31, 2024, we had $3.12 billion in outstanding commitments to extend credit, $562.6 million in MW commitments and $111.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2025, we had cash and cash equivalents of $770.6 million compared to $855.2 million as of December 31, 2024.
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

	Long-Term Deposit and Senior Unsecured Debt Rating	Subordinated Debt Rating	Short-Term Deposit and Debt Rating(1)
Kroll Bond Rating Agency	BBB+	BBB	K2
(1) For the subsidiary, Veritex Community Bank.

Share Repurchases
On March 28, 2024, the Board authorized a stock buyback program (the "Stock Buyback Program") pursuant to which the Company could, from time to time, purchase up to $50 million of its outstanding common stock in the aggregate. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program does not obligate the Company to purchase any shares and may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. The shares may be repurchased in the open market or in privately negotiated transactions from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the SEC.
Shares repurchased through the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numbers of shares repurchased	286,291	175,688	663,637	175,688
Weighted average price per share	$24.06	$19.90	$24.72	$19.90

2025 Equity Incentive Plan
In May 2025, the shareholders of the Company approved the 2025 Amended and Restated Omnibus Incentive Plan (2025 Plan). Under this plan, the Compensation Committee may grant awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, cash-based awards, stock awards and performance-based awards. Awards outstanding under any prior plan will remain in effect under the prior plan according to their respective terms. The 2025 Plan has 900,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee.
Capital Resources
Total stockholders’ equity increased to $1.65 billion as of June 30, 2025 compared to $1.60 billion as of December 31, 2024, an increase of $48.2 million, or 3.0%. The increase from December 31, 2024 to June 30, 2025 was primarily the result of $60.0 million of net income recognized, $26.5 million increase in AOCI and $5.1 million in stock-based compensation. This increase was partially offset by $22.9 million in dividends paid, $16.6 million in stock buybacks and $4.2 million of RSUs vesting during the six months ended June 30, 2025.
Capital management consists of providing equity to support our current and future operations. Our regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. We are subject to regulatory capital requirements at the bank holding company and bank levels. See Note 12 – “Capital Requirements and Restrictions on Retained Earnings” in the notes to our consolidated financial statements for additional discussion regarding the regulatory capital requirements applicable to us and the Bank. As of June 30, 2025 and December 31, 2024, we and the Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized” for purposes of the PCA regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain in compliance with all regulatory capital standards applicable to us.
Contractual Obligations
In the ordinary course of the Company’s operations, we have entered into contractual obligations and have made other commitments to make future payments. Other than normal changes in the ordinary course of business and changes discussed within “Financial Condition—Borrowings,” there have been no significant changes in the types of contractual obligations or amounts due as of June 30, 2025 and since December 31, 2024 as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cautionary Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on various facts and derived utilizing assumptions, current expectations, estimates and projections and are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, without limitation, statements relating to the expected payment date of our quarterly cash dividend, impact of certain changes in our accounting policies, standards and interpretations, any turmoil in the banking industry, responsive measures to mitigate and manage it and related supervisory and regulatory actions and costs and our future financial performance, business and growth strategy, projected plans and objectives, as well as other projections based on macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact broader economic and industry trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “projects,” “estimates,” “targets,” “outlooks,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts, although not all forward-looking statements include the foregoing words. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•risks related to the proposed merger with Huntington including, among others (i) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement between Huntington and Veritex; (ii) the outcome of any legal proceedings that may be instituted against Huntington or Veritex; (iii) delays in completing the merger; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the merger); (iv) the failure to obtain the requisite vote of Veritex stockholders or to satisfy any of the other conditions to the merger on a timely basis or at all; (v) the possibility that the anticipated benefits of the merger are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Huntington and Veritex do business; (vi) the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; (vii) potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the merger; (viii) the ability to complete the merger and integration of Huntington and Veritex successfully; (ix) the dilution caused by Huntington’s issuance of additional shares of its capital stock in connection with the merger; (x) changes in policies and standards for regulatory review of bank mergers; and (xi) other factors that may affect the future results of Huntington and Veritex.
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
•significant changes to the size, structure, powers, and operations of the federal government and uncertainties regarding the potential for future changes;

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
•changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs;
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
•the impacts related to or resulting from bank failures and other volatility, including potential increased regulatory requirements and costs, such as FDIC special assessments, long-term debt requirements and heightened capital requirements, and potential impacts to macroeconomic conditions, which could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our asset, liability and funds management policy provides us with the guidelines for effective funds management. Additionally, we have an established measurement system for monitoring our net interest rate sensitivity position to ensure it is within set guidelines.
Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, as well as the market value of all interest-earning assets and interest-bearing liabilities, other than those with a short term to maturity. Interest rate risk is the potential for economic losses from future interest rate changes. The objective is to measure the effect of rate risk on net interest income and to manage the balance sheet to minimize the inherent risk while maximizing income.
We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. With exception of our cash flow hedges designated as a hedging instrument, we do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. We enter into interest rate swaps, caps and collars as an accommodation to our customers in connection with our interest rate swap program and minimize our exposure to those swaps through offsetting trades with bank counterparties. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
Our exposure to interest rate risk is managed by the Asset-Liability Committee of the Bank in accordance with policies approved by its board of directors. The committee formulates strategies based on acceptable levels of interest rate risk, which are determined by considering the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the committee reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management employs methodologies to manage interest rate risk, which include an analysis of relationships between interest-earning assets and interest-bearing liabilities, and an interest rate shock simulation model.
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

The following table summarizes the simulated change in net interest income and fair value of equity over a 12-month horizon as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
	Percent Change	Percent Change	Percent Change	Percent Change
Change in Interest	in Net Interest	in Fair Value	in Net Interest	in Fair Value
Rates (BPS)	Income	of Equity	Income	of Equity
+ 300	8.41%	(12.10)%	7.60%	(9.24)%
+ 200	6.06	(7.51)	5.51	(5.14)
+ 100	3.29	(3.41)	3.17	(1.99)
Base	—	—	—	—
−100	(2.78)	0.34	(2.55)	0.43
−200	(5.52)	(2.63)	(10.01)	(6.48)
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

There were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. See also “Cautionary Notice Regarding Forward-Looking Statements” disclosed in Part I, item 2 of this Quarterly Report on Form 10-Q.
Except as set forth below, there has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Combining Huntington and Veritex may be more difficult, costly or time consuming than we expect.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Huntington and Veritex. To realize the anticipated benefits and cost savings from the merger, Huntington and Veritex must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Huntington and Veritex are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Huntington and Veritex have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Huntington and Veritex during this transition period and for an undetermined period after completion of the merger on the combined company.

Termination of the merger agreement could negatively affect Veritex.

If the merger is not completed for any reason, including as a result of Veritex shareholders failing to approve the Veritex merger proposal, there may be various adverse consequences and Veritex may experience negative reactions from the financial markets and from their respective customers and employees. For example, Veritex’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Veritex’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Veritex may be required to pay a termination fee of $56 million to Huntington.

Additionally, Veritex has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including legal, accounting and financial advisory costs. If the merger is not completed, Veritex would have to pay certain of these expenses without realizing the expected benefits of the merger.

Veritex will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Veritex. These uncertainties may impair Veritex’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Veritex to seek to change existing business relationships with Veritex. In addition, subject to certain exceptions, Veritex has agreed to operate its business in the ordinary course prior to closing, and not to take certain actions which could cause Veritex to be unable to pursue other beneficial opportunities that may arise prior to the completion of the merger.

The merger agreement limits Veritex’s ability to pursue alternatives to the merger and may discourage other companies from trying to acquire Veritex.

The merger agreement contains “no shop” covenants that restrict Veritex’s ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to, engage or participate in any negotiations with any person concerning, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to, any acquisition proposal, subject to certain exceptions, or, during the term of the merger agreement, approve or enter into any letter of intent, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement or other similar agreement relating to any acquisition proposal.

The merger agreement further provides that, during the twelve (12)-month period following the termination of the merger agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, Veritex may be required to pay to Huntington a cash termination fee equal to $56 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Veritex from considering or proposing that acquisition.

The merger agreement subjects Veritex to certain restrictions on its business activities while the merger is pending.

The merger agreement subjects the Veritex to certain restrictions on its business activities while the merger is pending. Subject to certain specified exceptions, the merger agreement obligates Veritex to, and to cause each of its subsidiaries to, conduct its business in the ordinary course in all material respects and use reasonable best efforts to maintain and preserve intact its business organization and advantageous business relationships, and to take no action that is intended or would be reasonably likely to adversely affect or materially delay the ability of either Huntington or Veritex to obtain any necessary approvals of any regulatory agency or other governmental entity required for the transactions contemplated by the merger agreement or to perform its respective covenants and agreements under the merger agreement or to consummate the transactions contemplated by the merger agreement on a timely basis. These restrictions could prevent Veritex from pursuing certain business opportunities that arise prior to the effective time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2024, the Board authorized a stock buyback program (the “Stock Buyback Program”) pursuant to which the Company is authorized to purchase up to $50.0 million shares of the Company’s outstanding common stock. On March 25, 2025, the Board authorized the extension of the Stock Buyback Program through March 31, 2026. The Stock Buyback Program may be suspended, terminated, amended or modified by the Board at any time without prior notice at the Board’s discretion. Repurchases under the Stock Buyback Program may be made, from time to time, in amounts and at prices the Company deems appropriate. The Stock Buyback Program does not obligate the Company to purchase any shares of its common stock. Repurchases by the Company under the Stock Buyback Program will be subject to general market and economic conditions, applicable legal and regulatory requirements and other considerations. During the three months ended June 30, 2025, the Company repurchased shares of its common stock in the following amounts:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
Beginning balance				$36,947
April 1 - April 30, 2025	36,000	$23.15	36,000	36,113
May 1 - May 31, 2025	169,597	24.18	169,597	32,012
June 1 - June 30, 2025	80,694	24.22	80,694	30,057
Quarterly totals and remaining $ balance available to repurchase	286,291	$24.06	286,291	$30,057

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of July 13, 2025, by and between Huntington Bancshares Incorporated and Veritex Holdings, Inc. (Exhibit 2.1 to Form 8-K filed on July 17, 2025 and incorporated herein by this reference).

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
10.1
2025 Amended and Restated Omnibus Incentive Plan for Veritex Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 1, 2025)

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
101*
The following materials from Veritex Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Changes in Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

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

VERITEX HOLDINGS, INC.
(Registrant)

Date: August 1, 2025	/s/ C. Malcolm Holland, III
C. Malcolm Holland, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	/s/ William L. Holford
William L. Holford
Chief Financial Officer
(Principal Financial and Accounting Officer)